Form 10-Q
period 2013-03-31
American Realty Capital Trust V, Inc.
filed 2013-05-14
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-187092
American Realty Capital Trust V, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-187092), was declared effective on April 4, 2013. This is the first report required to be filed by Section 13 or 15(d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2013, the registrant had 226,338 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

March 31, 2013
ASSETS
Cash	$—
Deferred costs	743
Total assets	$743

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$572
Total liabilities	572
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 8,888 shares issued and outstanding	—
Additional paid-in capital	200
Accumulated deficit during the development stage	(29)
Total stockholders' equity	171
Total liabilities and stockholders' equity	$743

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

For the Period from January 22, 2013 (date of inception) to March 31, 2013
Revenues	$—
Expenses:
General and administrative	29
Total expenses	29
Net loss	$(29)
Comprehensive loss	$(29)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 22, 2013 (date of inception) to March 31, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders' Equity
Balance, January 22, 2013	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	200	—	200
Net loss	—	—	—	(29)	(29)
Balance March 31, 2013	8,888	$—	$200	$(29)	$171

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

For the Period from January 22, 2013 (date of inception) to March 31, 2013
Cash flows from operating activities:
Net loss	$(29)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	29
Net cash used in operating activities	—
Cash flows from financing activities:
Proceeds from issuance of common stock	200
Payments of offering costs	(639)
Advances from affiliate	439
Net cash used in financing activities	—
Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization and Proposed Business Operations

American Realty Capital Trust V, Inc. (the "Company"), incorporated on January 22, 2013, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.

Until the first quarter following the earlier of the Company's acquisition of at least $1.4 billion in total portfolio assets and April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP.

As of March 31, 2013, the Company had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million. As of March 31, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $0.2 million based on a per share value of $25.00. On April 25, 2013, the Company satisfied the general escrow conditions of the IPO. On such date, the Company received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares to its initial investors who were admitted as stockholders.

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, the Company had not acquired any real estate investments. The Company purchased its first property and commenced active operations on April 29, 2013.

Substantially all of the Company's business will be conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), expects to contribute $2,020 to the OP in exchange for 90 OP Units, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage its affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") will serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period from January 22, 2013 (date of inception) to March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2013, and for the period from January 22, 2013 (date of inception) to January 31, 2013, which are included in the Company's Registration Statement on Form S-11 filed with the SEC on March 6, 2013. There have been no significant changes to the Company's significant accounting policies other than the updates described below.

Deferred Costs

Deferred costs consist of deferred offering costs. Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company's common stock. As of March 31, 2013, such costs totaled $0.7 million. On the day the Company commences its IPO, deferred offering costs will be reclassified to stockholders' equity.

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of March 31, 2013, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly, earnings per share has not been completed and is not deemed meaningful for the period from January 22, 2013 (date of inception) to March 31, 2013.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 — Common Stock

As of March 31, 2013, the Company had 8,888 shares of common stock outstanding and had received total proceeds of $0.2 million.

On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on $25.00 price per share of common stock. The distributions will begin to accrue 15 days following the Company's initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. As of March 31, 2013, no shares of common stock have been repurchased. The Company will fund repurchases from proceeds from the sale of common stock.

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or the results of operations.

Note 5 — Related Party Transactions and Arrangements

As of March 31, 2013, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2013, $0.4 million was payable to affiliated entities for advances received to fund the payment of third party professional fees and offering costs.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager will receive fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager will receive a selling commissions of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred during the period from January 22, 2013 (date of inception) to March 31, 2013.

The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were classified as deferred costs as of March 31, 2013 on the accompanying consolidated balance sheet. During the period from January 22, 2013 (date of inception) to March 31, 2013, the Company did not incur offering costs or reimbursements from the Advisor or Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $0.7 million due to the on-going nature of the offering process and because the IPO had not yet commenced.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $0.7 million. Cumulative offering costs, net of unpaid amounts, exceeded the 15.0% threshold by $0.7 million as of March 31, 2013.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor may be also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price for all the assets acquired. No acquisition fees were incurred or forgiven during the period from January 22, 2013 (date of inception) to March 31, 2013.

If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from January 22, 2013 (date of inception) to March 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

In connection with the Advisor's asset management services, the Company will issue (subject to periodic approval by the board of directors) restricted Class B units in the OP ("Class B Units") to the Advisor on a quarterly basis in an amount equal to the excess of the cost of the Company's assets multiplied by 0.1875%, less any amounts payable as an oversight fee divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. However, if the amounts payable as an oversight fee for such quarter exceed the amount of the cost of the Company's assets multiplied by 0.1875% for such quarter (an excess oversight fee), no Class B Units shall be issued for such quarter and the excess oversight fee shall be carried forward to the next succeeding calendar quarter and included with and treated as amounts payable as an oversight fee for such quarter for purposes of determining the amount of restricted Class B Units issuable for that quarter. In addition, the sum of the cost of the Company's assets multiplied by 0.1875% for a calendar year plus the amounts payable as an oversight fee for such calendar year, shall not be less than 0.75% of the cost of assets for such calendar year. The Advisor will be entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units shall not be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP's assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. No such asset management services were performed by the Advisor during the period from January 22, 2013 (date of inception) to March 31, 2013 and no Class B Units were issued.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the period from January 22, 2013 (date of inception) to March 31, 2013.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and Property Manager may elect to waive certain fees. Because the Advisor and Property Manager may waive certain fees, cash flow from operations that would have been paid to the Advisor and Property Manager may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor or Property Manager in cash or otherwise. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the period from January 22, 2013 (date of inception) to March 31, 2013.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from January 22, 2013 (date of inception) to March 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from January 22, 2013 (date of inception) to March 31, 2013.

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the period from January 22, 2013 (date of inception) to March 31, 2013.

If the common stock of the Company is listed on a national exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the period from January 22, 2013 (date of inception) to March 31, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 6 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 7 — Share-Based Compensation

Restricted Share Plan

On April 4, 2013, the Company established an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards will entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There were no restricted shares granted during the period from January 22, 2013 (date of inception) to March 31, 2013 and therefore, no restricted stock expense has been recorded in the Company's consolidated financial statements.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from January 22, 2013 (date of inception) to March 31, 2013.

Note 8 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

Development Stage Company

On April 25, 2013, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke escrow and issued shares of common stock to the Company's initial investors who were admitted as stockholders.

AMERICAN REALTY CAPITAL TRUST V, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Sales of Common Stock

As of April 30, 2013, the Company had 0.2 million shares of common stock outstanding, including unvested restricted shares. As of April 30, 2013, the aggregate value of all share issuances was $5.5 million, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).

Total capital, including sales from common stock and proceeds from shares issued pursuant to the DRIP, raised to date is as follows:

Source of Capital (In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2013	April 1 to April 30, 2013	Total
Common stock	$200	$5,218	$5,418

Acquisitions

The following table presents certain information about the properties that the Company acquired from April 1, 2013 to May 13, 2013.

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — March 31, 2013	—	$—	—
Acquisitions	2	2,243	18,126
Total portfolio — May 13, 2013	2	$2,243	18,126
_______________________________
(1) Contract purchase price, excluding acquisition and transaction related costs.

Other Matters

During April 2013, the board of directors appointed Stanley R. Perla as an independent director of the Company, replacing Robin A. Ferracone.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust V, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust V, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership V, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors V, LLC (our "Advisor"), a Delaware limited liability company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
After the first quarter following the earlier of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV"). Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on April 4, 2013, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently ocurred in the credit markets of the United States of America.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of March 31, 2013, we do not own any properties.

Overview

We were incorporated on January 22, 2013 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.

Until the first quarter following the earlier of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP.

As of March 31, 2013, we had 8,888 shares of common stock outstanding and had received total proceeds from our IPO of $0.2 million. As of March 31, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $0.2 million based on a per share value of $25.00. On April 25, 2013, we satisfied the general escrow conditions of our IPO. On such date, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders.

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we had not acquired any real estate investments. We purchased our first property and commenced active operations on April 29, 2013.

Substantially all of our business will be conducted through the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") will serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, our sponsor, AR Capital, LLC (the "Sponsor"), as a result of which they are related parties and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.

Revenue Recognition

Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.

We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of properties for purposes of determining the amount of depreciation to record on an annual basis with respect to investments in real estate. These assessments have a direct impact on net income because if the expected useful lives of investments in real estate were shortened, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets will be carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We will review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of investments in real estate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We will utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures will be based on cost segregation studies performed by independent third-parties or on analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships will be measured based on evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases will be amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

As of March 31, 2013, we had not commenced active operations. Because we have not acquired any properties or other assets as of March 31, 2013, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

During the period from January 22, 2013 (date of inception) to March 31, 2013, we incurred general and administrative expense of approximately $29,000, which included costs related to professional fees and board member compensation.

Cash Flows for the Period from January 22, 2013 (date of inception) to March 31, 2013

During the period from January 22, 2013 (date of inception) to March 31, 2013, we incurred a net loss of approximately $29,000 related to general and administrative expense for professional fees and board member compensation. This cash outflow was offset by an increase of approximately $29,000 in accounts payable and accrued expenses related to professional fees and board member compensation.

During the period from January 22, 2013 (date of inception) to March 31, 2013, we received proceeds from the sale of common stock of $0.2 million and advances from affiliates of $0.4 million to fund the payment of third party offering costs. These cash inflows were offset by $0.6 million of payments related to offering costs.

Liquidity and Capital Resources

We are offering and selling to the public in our primary offering up to 68.0 million shares of our common stock, $0.01 par value per share, until the first quarter following the earlier of our acquisition of at least $1.4 billion in total portfolio assets and April 4, 2015, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following the earlier of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the per share purchase price will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares in the IPO but not for shares pursuant to the DRIP.

On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.

We purchased our first property and commenced active operations on April 29, 2013.

We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1.0 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund redemptions. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.

Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest from our operating partnership.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2013, we did not have any debt outstanding.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the "Prospectus"), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, (the "Practice Guideline"), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

We did not have FFO or MFFO for the period from January 22, 2013 (date of inception) to March 31, 2013, as we had not purchased our first property or commenced active operations as of March 31, 2013.

Distributions

On April 9, 2013, our board of directors authorized, and we declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on a price of $25.00 per share of common stock. The distributions will begin to accrue 15 days following our initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we had not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2013, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and this we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 22, 2013 (date of inception) to March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-187092), as amended. There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, except for the item described below:

American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012 and has not had any significant operations to date. As of March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act of 1933, as amended, at a price of $22.50 per share for gross proceeds of $0.2 million during the period from January 22, 2013 (date of inception) to March 31, 2013.

On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement on Form S-11, as amended (File No. 333-187092), filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.

As of March 31, 2013, we had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million. On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	For the Period from January 22, 2013 (date of inception) to March 31, 2013
Selling commissions and dealer manager fees	$—
Other offering costs	743
Total offering costs	$743

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There we no such commissions incurred from our Dealer Manager during the period from January 22, 2013 (date of inception) to March 31, 2013.

During the period from January 22, 2013 (date of inception) to March 31, 2013, we did not incur offering costs or reimbursements from the Advisor or Dealer Manager for services related to our IPO. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility. As of March 31, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $0.7 million due to the on-going nature of the offering process and that the IPO had not yet commenced.

After the escrow break, our Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $0.7 million. Cumulative offering costs, net of unpaid amounts, exceeded the 15.0% threshold by $0.7 million as of March 31, 2013, due to the on-going nature of the offering process and that the IPO had not yet commenced.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we did not own any properties.

We did not repurchase any of our securities during the period from January 22, 2013 (date of inception) to March 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL TRUST V, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 13, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period from January 22, 2013 (date of inception) to March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 *	Amended and Restated Exclusive Dealer Manager Agreement, dated as of April 9, 2013, among the Company, American Realty Capital Advisors V, LLC and Realty Capital Securities, LLC
3.1 *	Articles of Amendment and Restatement
3.2 *	Second Amended and Restated Bylaws
3.3 *	Articles of Amendment, dated April 10, 2013
3.4 *	Articles of Amendment, dated April 14, 2013
4.1 *	Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 4, 2013
10.1 *	Amended and Restated Subscription Escrow Agreement, dated as of May 7, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 *	Advisory Agreement, dated as of April 4, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Advisors V, LLC
10.3 *	Property Management and Leasing Agreement, dated as of April 4, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Properties V, LLC
10.4 *	Employee and Director Incentive Restricted Share Plan of the Company
10.5 *	Valuation Services Agreement between the Company and Duff & Phelps, LLC, dated April 4, 2013
10.6 *	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company
10.7 *
Amended and Restated Agreement for Purchase and Sale of Real Property, dated July 2, 2012, by and between Ladder Capital Finance LLC and RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC

10.8 *	Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 19, 2012, by and between Ladder Capital Finance LLC and AR Capital, LLC
10.9 *
First Amendment to Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 26, 2012, by and between Ladder Capital Finance LLC, AR Capital, LLC and Commonwealth Land Title Insurance Corporation

10.10 *
First Amendment to Amended and Restated Agreement for Purchase and Sale, dated August 21, 2012, by and among, RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC and AR Capital, LLC

10.11 *
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Properties, Inc. and American Realty Capital Trust IV, Inc.

14 *	Code of Ethics
21 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the period from January 22, 2013 (date of inception) to March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith.