Form 10-Q
period 2013-06-30
American Realty Capital Trust V, Inc.
filed 2013-08-14
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2013, the registrant had 29,725,656 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2013 (Unaudited)	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2013 and for the Period from January 22, 2013 (date of inception) to June 30, 2013 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Period from January 22, 2013 (date of inception) to June 30, 2013 (Unaudited)	5
Consolidated Statement of Cash Flows for the Period from January 22, 2013 (date of inception) to June 30, 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

June 30, 2013
ASSETS
Real estate investments, at cost:
Land	$288
Buildings, fixtures and improvements	1,632
Acquired intangible lease assets	323
Total real estate investments, at cost	2,243
Less: accumulated depreciation and amortization	(19)
Total real estate investments, net	2,224
Cash	346,035
Prepaid expenses and other assets	2,221
Receivable for issuances of common stock	10,182
Total assets	$360,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$2,346
Distributions payable	1,731
Total liabilities	4,077
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 16,433,691 shares issued and outstanding as of June 30, 2013	164
Additional paid-in capital	358,795
Accumulated deficit	(2,374)
Total stockholders' equity	356,585
Total liabilities and stockholders' equity	$360,662

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2013	For the Period from January 22, 2013 (date of inception) to June 30, 2013
Revenues:
Rental income	$29	$29
Operating expense reimbursements	6	6
Total revenues	35	35

Operating expenses:
Property operating	6	6
Acquisition and transaction related	112	112
General and administrative	113	142
Depreciation and amortization	19	19
Total operating expenses	250	279
Net loss	$(215)	$(244)
Comprehensive loss	$(215)	$(244)

Basic and diluted weighted-average shares outstanding	5,173,574	3,100,904
Basic and diluted net loss per share	$(0.04)	$(0.08)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from January 22, 2013 (date of inception) to June 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 22, 2013	—	$—	$—	$—	$—
Issuances of common stock	16,418,463	164	405,441	—	405,605
Common stock offering costs, commissions and dealer manager fees	—	—	(46,914)	—	(46,914)
Common stock issued through distribution reinvestment plan	9,539	—	226	—	226
Share-based compensation	5,689	—	42	—	42
Distributions declared	—	—	—	(2,130)	(2,130)
Net loss	—	—	—	(244)	(244)
Balance, June 30, 2013	16,433,691	$164	$358,795	$(2,374)	$356,585

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

For the Period from January 22, 2013 (date of inception) to June 30, 2013
Cash flows from operating activities:
Net loss	$(244)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	15
Amortization of intangible lease assets	4
Share-based compensation	42
Changes in assets and liabilities:
Prepaid expenses and other assets	(50)
Accounts payable and accrued expenses	121
Net cash used in operating activities	(112)
Cash flows from investing activities:
Investment in real estate and other assets	(2,243)
Deposits for real estate acquisitions	(2,171)
Net cash used in investing activities	(4,414)
Cash flows from financing activities:
Proceeds from issuances of common stock	395,423
Payments of offering costs and fees related to stock issuances	(45,132)
Distributions paid	(173)
Advances from affiliate, net	443
Net cash provided by financing activities	350,561
Net change in cash	346,035
Cash, beginning of period	—
Cash, end of period	$346,035

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$226

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 — Organization

American Realty Capital Trust V, Inc. (the "Company") was incorporated on January 22, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. On April 4, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.

On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As of June 30, 2013, the Company had 16.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $405.8 million, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $410.7 million, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP). Until the earlier of the end of the first quarter following the quarter of the Company's acquisition of at least $1.4 billion in total portfolio assets and April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP. The Company reserves the right to reallocate shares in its offering between the IPO and DRIP.

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of June 30, 2013, the Company owned two properties with an aggregate purchase price of $2.2 million, comprised of 18,126 rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 14.8 years.

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). In July 2013, American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage its affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties and each of which has received and may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities may receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2013, and for the period from January 22, 2013 (date of inception) to January 31, 2013, which are included in the Registration Statement. There have been no significant changes to the Company's significant accounting policies during the period from January 22, 2013 (date of inception) to June 30, 2013 other than the updates described below.

Development Stage Company

On April 25, 2013, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced active operations on April 29, 2013, and as of such date was no longer considered to be a development stage company.

Deferred Costs

Deferred costs consist of deferred offering costs. Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. On April 4, 2013, the day the Company commenced the IPO, deferred offering costs were reclassified to stockholders' equity.

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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Note 3 — Real Estate Investments

The following table presents the allocation of assets acquired during the period from January 22, 2013 (date of inception) to June 30, 2013:

(Dollar amounts in thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013
Real estate investments, at cost:
Land	$288
Buildings, fixtures and improvements	1,632
Total tangible assets	1,920
Acquired intangibles:
In-place leases	323
Cash paid for acquired real estate investments, at cost	$2,243
Number of properties purchased	2

The following table presents unaudited pro forma information as if the acquisitions during the period from January 22, 2013 (date of inception) to June 30, 2013 had been consummated on January 22, 2013 (date of inception):

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013
Pro forma revenues	$91
Pro forma net loss	$(228)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 to December 31, 2013	$86
2014	172
2015	172
2016	172
2017	172
Thereafter	1,773
$2,547

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table lists the tenant whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2013:

Tenant	June 30, 2013
Dollar General Corporation	100.0%

The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2013:

State	June 30, 2013
Missouri	50.6%
Texas	49.4%

Note 4 — Common Stock

As of June 30, 2013, the Company had 16.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $405.8 million, including proceeds from shares issued pursuant to the DRIP.

On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on $25.00 price per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. As of June 30, 2013, no shares of common stock have been repurchased or requested to be repurchased. The Company will fund repurchases with proceeds from the sale of common stock pursuant to the DRIP.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or the results of operations.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 6 — Related Party Transactions and Arrangements

As of June 30, 2013, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. In July 2013, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013, the Company had $0.4 million payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of expenses absorbed by the Advisor.

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of, and for the periods presented:

(In thousands)	Three Months Ended June 30, 2013 and the Period from January 22, 2013 (date of inception) to June 30, 2013	Payable as of June 30, 2013
Total commissions and fees from the Dealer Manager	$39,676	$760

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of June 30, 2013. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of, and for the periods presented:

(In thousands)	Three Months Ended June 30, 2013 and the Period from January 22, 2013 (date of inception) to June 30, 2013	Payable as of June 30, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$5,325	$359

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2013, cumulative offering and related costs, excluding commissions and dealer manager fees, were less than the 2.0% threshold.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $46.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment.

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

In connection with the Advisor's asset management services, the Company expects to issue (subject to periodic approval by the board of directors) performance-based restricted Class B units in the OP ("Class B Units") to the Advisor on a quarterly basis. The Class B Units are subject to forfeiture until such time as: (a) the value of the operating partnership's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “economic hurdle”); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing ; (ii) a transaction to which the Company, or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our board of directors before the economic hurdle described above has been met.

The Class B Units will be issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of June 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B units will be included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. In August 2013, the board of directors approved the issuance of 192 Class B Units in connection with this arrangement for asset management services performed during the quarter ended June 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table details amounts incurred, forgiven and payable as of, and for the periods presented:

	Three Months Ended June 30, 2013 and the Period from January 22, 2013 (date of inception) to June 30, 2013		Payable as of
(In thousands)	Incurred	Forgiven	June 30, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$48	$—	$—
Financing coordination fees	—	—	—
Other expense reimbursements	—	—	—
Total related party operation fees and reimbursements	$48	$—	$—

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the period from January 22, 2013 (date of inception) to June 30, 2013.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.1 million of general and administrative costs during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013. General and administrative expenses are presented net of costs absorbed by the Advisor on the consolidated statement of operations and comprehensive loss. The Company had a receivable from affiliates of $0.1 million related to absorbed general and administrative costs which is included in prepaid and other assets on the accompanying consolidated balance sheet as of June 30, 2013.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.

If the common stock of the Company is listed on a national exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

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

Note 7 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 8 — Share-Based Compensation

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

The following table reflects restricted share award activity for the period from January 22, 2013 (date of inception) to June 30, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 22, 2013	—	$—
Granted	5,333	22.50
Vested	(1,333)	22.50
Unvested, June 30, 2013	4,000	$22.50

The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $34,000 for the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

(Dollar amounts in thousands)	Three Months Ended June 30, 2013 and the Period from January 22, 2013 (date of inception) to June 30, 2013
Value of shares issued in lieu of cash	$8
Share issued in lieu of cash	356

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 9 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013:

	Three Months Ended June 30, 2013	Period from January 22, 2013 (date of inception) to June 30, 2013
Net loss (in thousands)	$(215)	$(244)
Basic and diluted weighted-average shares outstanding	5,173,574	3,100,904
Basic and diluted net loss per share	$(0.04)	$(0.08)

The following common stock equivalents as of June 30, 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

June 30, 2013
Unvested restricted stock	4,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

Sales of Common Stock

As of July 31, 2013, the Company had 29.7 million shares of common stock outstanding, including unvested restricted shares and share issued pursuant to the DRIP, from total proceeds from the IPO of $734.0 million. As of July 31, 2013, the aggregate value of all share issuances was $742.9 million, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).

Total capital raised to date, including proceeds from shares issued pursuant to the DRIP, is as follows:

Source of Capital (In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013	July 1 to July 31, 2013	Total
Common stock	$405,831	$328,151	$733,982

Acquisitions

The following table presents certain information about the properties that the Company acquired from July 1, 2013 to August 12, 2013:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — June 30, 2013	2	$2,243	18,126
Acquisitions	16	28,171	153,598
Total portfolio — August 12, 2013	18	$30,414	171,724
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Acquisitions

During July 2013, the Company purchased investment securities with an aggregate purchase price of $65.9 million.

Email Relating to IPO Close

On August 7, 2013, the Dealer Manager sent an email to broker dealers and financial advisors affiliated with members of the Company’s selling group in which it reaffirmed that the Company’s IPO would close to new investments upon the earlier to occur of: an equity raise of $1.7 billion; and September 18, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Trust V, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust V, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership V, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors V, LLC (our "Advisor"), a Delaware limited liability company.

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

•
After the earlier of the first quarter following the quarter of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV"). Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on April 4, 2013, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative. As of June 30, 2013, we owned two properties.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments, as applicable, and limit our ability to pay distributions to our stockholders.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America.

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

On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares to our initial investors who were admitted as stockholders. As of June 30, 2013, we had 16.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $405.8 million, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $410.7 million, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP). Until the earlier of the end of the first quarter following the quarter of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP. We reserve the right to reallocate shares in our offering between the IPO and DRIP.

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2013, we owned two properties with an aggregate purchase price of $2.2 million, comprised of 18,126 rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 14.8 years.

Substantially all of our business is conducted through the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with our sponsor, AR Capital, LLC (the "Sponsor"), as a result of which they are related parties and each of which has received and may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager may receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

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

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

Properties

We acquire and operate retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	14.8 years	$2,243
		2	18,126	14.8 years	$2,243
_____________________

(1)	Remaining lease term as of June 30, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations

We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013.

Rental Income

Rental income was approximately $29,000 for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013. Rental income was driven by our acquisition and operation of two properties with an aggregate base purchase price of $2.2 million, comprising 18,126 rentable square feet which were 100.0% leased on a weighted-average basis as of June 30, 2013.

Operating Expense Reimbursements

Operating expense reimbursement revenue was approximately $6,000 for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013, were approximately $6,000. These costs primarily related to real estate taxes on our properties.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013 were $0.1 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate purchase price of $2.2 million.

General and Administrative Expenses

General and administrative expenses of $0.1 million for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013 primarily included board member compensation, insurance expense and professional fees. General and administrative expense includes costs absorbed by our Advisor of $0.1 million for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $19,000 for the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013 related to the properties acquired since we commenced active operations on April 29, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Cash Flows for the Period from January 22, 2013 (date of inception) to June 30, 2013

During the period from January 22, 2013 (date of inception) to June 30, 2013, we had cash flows used in operating activities of $0.1 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from January 22, 2013 (date of inception) to June 30, 2013 include $0.1 million of acquisition and transaction related costs. Cash outflows during the period from January 22, 2013 (date of inception) to June 30, 2013 included a net loss adjusted for non-cash items of approximately $0.2 million (net loss of approximately $0.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets and share based compensation, of approximately $0.1 million) and an increase in prepaid expenses and other assets of approximately $0.1 million due to rent receivables, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $0.1 million in accounts payable and accrued expenses related to accrued professional fees.

During the period from January 22, 2013 (date of inception) to June 30, 2013, net cash used in investing activities of $4.4 million related to the acquisition of two properties with an aggregate purchase price of $2.2 million and deposits of $2.2 million for potential real estate acquisitions.

During the period from January 22, 2013 (date of inception) to June 30, 2013, net cash provided by financing activities of $350.6 million consisted primarily of proceeds from issuances of common stock of $395.4 million, net of receivables, and $0.4 million of net advances from affiliates. These cash inflows were partially offset by $45.1 million of payments related to offering costs and $0.2 million in distributions paid to stockholders.

Liquidity and Capital Resources

We are offering and selling to the public in our IPO up to 68.0 million shares of our common stock, $0.01 par value per share, until the earlier of the first quarter following the quarter of our acquisition of at least $1.4 billion in total portfolio assets and April 4, 2015, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. Following the earlier of the quarter following the quarter of our acquisition of at least $1.4 billion in total portfolio assets or April 4, 2015, the per share purchase price will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares in the IPO but not for shares pursuant to the DRIP.

On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2013, we owned two properties with an aggregate purchase price of $2.2 million. As of June 30, 2013, we had 16.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $405.8 million, including proceeds from shares issued pursuant to the DRIP.

As of June 30, 2013, we had cash of $346.0 million. Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from secured mortgage debt or unsecured financings. Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of the IPO and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, we did not have any debt outstanding.

We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1.0 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to, our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund redemptions. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2013, no shares of common stock have been repurchased or requested to be repurchased.

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

On August 6, 2013, our board of directors approved the acquisition of a portfolio of 247 properties for a substantial purchase price. On August 8, 2013, our Sponsor entered into a purchase and sale agreement for various portfolios with Inland American Real Estate Trust, Inc., including the portfolio that is being acquired by the Company. Assuming the closing of this potential acquisition (the "Potential Acquisition") and other acquisitions which are under executed purchase and sale agreements and executed letters of intent, we will have substantially completed our acquisition phase. Pursuant to the terms of the purchase and sale agreement dated August 8, 2013, our obligation to close upon the Potential Acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the 247 properties is probable, there can be no assurance that the Potential Acquisition will be consummated.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented. We did not have FFO and MFFO prior to the quarter ended June 30, 2013, as we did not purchase our first property and commence active operations until April 29, 2013.

Three Months Ended
(In thousands)	June 30, 2013
Net loss (in accordance with GAAP)	$(215)
Depreciation and amortization	19
FFO	(196)
Acquisition fees and expenses (1)	112
MFFO	$(84)
______________________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

Distributions

On April 9, 2013, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on $25.00 price per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. The first distribution was paid in June 2013. During the three months ended June 30, 2013, distributions paid to common stockholders totaled $0.4 million, inclusive of $0.2 million of distributions for shares of common stock issued pursuant the DRIP.  During the three months ended June 30, 2013, cash used to pay distributions was generated from proceeds from our IPO and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended
	June 30, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$173
Distributions reinvested	226
Total distributions	$399

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%
Proceeds from issuances of common stock	173	43.4%
Common stock issued pursuant to the DRIP / offering proceeds	226	56.6%
Proceeds from financings	—	—%
Total source of distribution coverage	$399	100.0%

Cash flows used in operations (GAAP basis) (1)	$(112)
Net loss (in accordance with GAAP)	$(215)
_____________________

(1)	Cash flows used in operations for the three months ended June 30, 2013 include acquisition and transaction related expenses of $0.1 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from January 22, 2013 (date of inception) to June 30, 2013:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013
Distributions paid:
Common stockholders in cash	$173
Common stockholders pursuant to DRIP/offering proceeds	226
Total distributions paid	$399

Reconciliation of net loss:
Revenues	$35
Acquisition and transaction related	(112)
Depreciation and amortization	(19)
Other operating expenses	(148)
Net loss (in accordance with GAAP) (1)	$(244)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify, and continue to qualify, for taxation as a REIT, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

Inflation

Some of our leases may contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of June 30, 2013, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-187092), as amended (the "Registration Statement"). There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, except for the items described below:

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.

Our cash flows used in operations of $0.1 million for the period from January 22, 2013 (date of inception) to June 30, 2013 represented a shortfall of 100% of the distributions paid during such period. During the period from January 22, 2013 (date of inception) to June 30, 2013, we paid distributions of $0.4 million, of which $0.2 million, or 43.4%, was funded from proceeds from the issuance of common stock and $0.2 million, or 56.6%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012. As of March 1, 2013, our transfer agent began providing certain transfer agent services for programs sponsored directly or indirectly by AR Capital, LLC. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

We rely significantly on one major tenant (including, for this purpose, all affiliates of such tenant) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to this tenant.

As of June 30, 2013, the following major tenant had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

•Dollar General Corporation, represented 100.0% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of the tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in either tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Our property portfolio has a high concentration of properties in Missouri and Texas. Our properties may be adversely affected by economic cycles and risks inherent to these states.

As of June 30, 2013, 50.6% and 49.4% of total annualized rental income on a straight-line basis from our property portfolio comes from properties located in Missouri and Texas, respectively. Any adverse situation that disproportionately affects Missouri and Texas, may have a magnified adverse effect on the portfolio of the Company. Real estate markets are subject to economic downturns, as they have been in the past, and the Company cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the states of Missouri and Texas could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in Missouri and Texas include:

•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•increased telecommuting and use of alternative work places;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased insurance premiums.

Failure to consummate certain substantial acquisitions could negatively impact or future business and financial results.

Our sponsor, AR Capital, LLC, entered into a purchase and sale agreement on August 8, 2013, for various portfolios with Inland American Real Estate Trust, Inc., including a portfolio of  properties which our board of directors has approved for purchase by us for a substantial purchase price which will require a significant portion of the proceeds of our IPO and other financing sources to consummate. If the acquisition of such properties (the "Inland Portfolio Acquisition") is not consummated, our ongoing businesses could be adversely affected and we will be subject to several risks, including the following:

•	our having to pay certain costs, including unanticipated costs, relating to the Inland Portfolio Acquisition, such as legal and accounting fees; and

•	the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Inland Portfolio Acquisition.

If the Inland Portfolio Acquisition is not consummated, we will not achieve the expected benefits thereof and will be subject to the risks described above, which could materially affect our business, financial results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act of 1933, as amended, at a price of $22.50 per share for gross proceeds of $0.2 million during the period from January 22, 2013 (date of inception) to June 30, 2013.

On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of June 30, 2013, we had 16.4 million shares of common stock outstanding and had received total gross proceeds from the IPO of $405.8 million.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013
Selling commissions and dealer manager fees	$39,676
Other offering costs	7,238
Total offering costs	$46,914

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2013
Total commissions paid to the Dealer Manager	$39,676
Less:
Commissions to participating brokers	(24,148)
Reallowance to participating broker dealers	(2,670)
Net to the Dealer Manager	$12,858

The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $46.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2013. Offering proceeds, including proceeds from shares issued pursuant to the DRIP, of $405.8 million exceeded cumulative offering costs by $358.9 million at June 30, 2013.

Cumulative offering costs, excluding commissions and dealer manager fees, included $5.3 million of other offering costs and reimbursements from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we have used the net proceeds from our IPO to purchase two properties with an aggregate purchase price of $2.2 million.

We did not repurchase any shares of our common stock, and did not receive any requests for repurchases of our common stock, during the period from January 22, 2013 (date of inception) to June 30, 2013.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: August 13, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.12 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and First City South, LLC
10.13 *	Agreement for Purchase and Sale of Immovable Property by and between AR Capital, LLC and AZO Cut Off, LLC
10.14 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC, Sullivan DG, L.L.C. and Plank DG, L.L.C.
10.15 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and AMIGOS 3, LLC
10.16 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Lucinda Rae Marino, 1975-Survivors Trust (Van Leer) and 1975-Marital Trust (Bainbridge)
10.17 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Midwest V
10.18 *	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and The Overland Group
10.19 *
Amended and Restated Agreement for Purchase and Sale of Real Property, dated as of July 2, 2012, by and between Ladder Capital Finance LLC , RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith.