Form 10-Q
period 2013-09-30
American Realty Capital Trust V, Inc.
filed 2013-11-14
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 62,386,235 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30, 2013 (Unaudited)	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2013 and for the Period from January 22, 2013 (date of inception) to September 30, 2013 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Period from January 22, 2013 (date of inception) to September 30, 2013 (Unaudited)	5
Consolidated Statement of Cash Flows for the Period from January 22, 2013 (date of inception) to September 30, 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

September 30, 2013
ASSETS
Real estate investments, at cost:
Land	$123,176
Buildings, fixtures and improvements	669,311
Acquired intangible lease assets	101,567
Total real estate investments, at cost	894,054
Less: accumulated depreciation and amortization	(789)
Total real estate investments, net	893,265
Cash and cash equivalents	163,056
Investment securities, at fair value	93,071
Prepaid expenses and other assets	117,231
Receivable for issuances of common stock	12,514
Deferred costs, net	3,217
Total assets	$1,282,354

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$16,898
Distributions payable	7,349
Deferred rent	2,279
Below-market lease liabilities, net	926
Total liabilities	27,452
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 59,025,914 shares issued and outstanding as of September 30, 2013	590
Additional paid-in capital	1,294,059
Accumulated other comprehensive loss	(4,317)
Accumulated deficit	(35,430)
Total stockholders' equity	1,254,902
Total liabilities and stockholders' equity	$1,282,354

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2013	For the Period from January 22, 2013 (date of inception) to September 30, 2013
Revenues:
Rental income	$2,042	$2,071
Operating expense reimbursements	51	57
Total revenues	2,093	2,128

Operating expenses:
Property operating	149	155
Acquisition and transaction related	18,159	18,271
General and administrative	1,171	1,314
Depreciation and amortization	770	789
Total operating expenses	20,249	20,529
Operating loss	(18,156)	(18,401)
Other income (expense):
Interest expense	(28)	(28)
Income from investments	1,108	1,108
Other income	62	62
Total other income	1,142	1,142
Net loss	$(17,014)	$(17,259)

Other comprehensive loss:
Unrealized loss on investment securities	(4,317)	(4,317)
Comprehensive loss attributable to stockholders	$(21,331)	$(21,576)

Basic and diluted weighted-average shares outstanding	38,295,114	16,370,852
Basic and diluted net loss per share	$(0.44)	$(1.05)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from January 22, 2013 (date of inception) to September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, January 22, 2013	—	$—	$—	$—	$—	$—
Issuances of common stock	58,754,940	588	1,453,139	—	—	1,453,727
Common stock offering costs, commissions and dealer manager fees	—	—	(165,421)	—	—	(165,421)
Common stock issued through distribution reinvestment plan	264,229	2	6,273	—	—	6,275
Common stock repurchases	(1,400)	—	(35)	—	—	(35)
Share-based compensation	8,145	—	103	—	—	103
Distributions declared	—	—	—	—	(18,171)	(18,171)
Net loss	—	—	—	—	(17,259)	(17,259)
Other comprehensive loss	—	—	—	(4,317)	—	(4,317)
Balance, September 30, 2013	59,025,914	$590	$1,294,059	$(4,317)	$(35,430)	$1,254,902

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

For the Period from January 22, 2013 (date of inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(17,259)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	650
Amortization of intangible lease assets	139
Amortization of deferred financing costs	18
Accretion of below-market lease liabilities	(5)
Share-based compensation	103
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,919)
Accounts payable and accrued expenses	2,500
Deferred rent	2,279
Net cash used in operating activities	(13,494)
Cash flows from investing activities:
Investment in real estate and other assets	(885,646)
Deposits for real estate acquisitions	(110,005)
Payments for purchase of investment securities	(116,582)
Proceeds from investment securities	19,194
Net cash used in investing activities	(1,093,039)
Cash flows from financing activities:
Payments of deferred financing costs	(3,235)
Proceeds from issuances of common stock	1,441,213
Payments of offering costs and fees related to stock issuances	(163,835)
Common stock repurchases	(7)
Distributions paid	(4,547)
Net cash provided by financing activities	1,269,589
Net change in cash and cash equivalents	163,056
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$163,056

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$6,275
Real estate investments financed through accounts payable	10,494

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As of September 30, 2013, the Company had 59.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $1.5 billion, including proceeds from shares issued pursuant to the DRIP. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013.

As of September 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.5 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) Company's acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP.

The Company was formed to acquire a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of September 30, 2013, the Company owned 158 properties with an aggregate purchase price of $896.1 million, comprised of 6.3 million rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 12.3 years.

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company has no employees. American Realty Capital Advisors V, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties and each of which has received and may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities may receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2013, and for the period from January 22, 2013 (date of inception) to January 31, 2013, which are included in the Registration Statement. There have been no significant changes to the Company's significant accounting policies during the period from January 22, 2013 (date of inception) to September 30, 2013 other than the updates described below.

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
September 30, 2013
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

Note 3 — Real Estate Investments

The following table presents the allocation of assets acquired during the period from January 22, 2013 (date of inception) to September 30, 2013:

(Dollar amounts in thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013
Real estate investments, at cost:
Land	$123,176
Buildings, fixtures and improvements	669,311
Total tangible assets	792,487
Acquired intangibles:
In-place leases	101,567
Below-market lease liabilities	(931)
Total intangibles	100,636
Other acquisitions(1)	3,017
Total assets acquired, net	896,140
Real estate investments financed through accounts payable	(10,494)
Cash paid for acquired real estate investments, at cost	$885,646
Number of properties purchased	158
___________________

(1)
Represents the purchase price, including closing costs, for the acquisition of a leasehold interest. A resulting asset of $5.3 million and liability of $2.3 million are recorded in prepaid expenses and other assets and accounts payable and accrued expenses, respectively, on the consolidated balance sheet.

Land, buildings, fixtures and improvements, and in-place lease intangibles include $497.8 million, comprised of $67.7 million, $374.2 million, and $55.9 million, respectively, provisionally assigned to each class of asset, pending receipt of the final appraisals and other information being prepared by a third-party specialist.

The following table presents unaudited pro forma information as if the acquisitions during the period from January 22, 2013 (date of inception) to September 30, 2013 had been consummated on January 22, 2013 (date of inception):

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013
Pro forma revenues	$35,177
Pro forma net loss	$(817)

As of September 30, 2013, the Company had deposits for potential acquisitions of $110.0 million which are included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 to December 31, 2013	$15,825
2014	63,902
2015	64,837
2016	65,547
2017	66,258
Thereafter	557,677
$834,046

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of September 30, 2013:

Tenant	September 30, 2013
Versacold USA	18.7%
Merrill Lynch, Pierce, Fenner & Smith	18.7%
American Express Travel Related Services Company, Inc.	10.9%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented more than 10% of annualized rental income as of September 30, 2013.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2013:

State	September 30, 2013
New Jersey	18.9%
Georgia	18.3%
North Carolina	11.8%

Fortress Portfolio Acquisition

On July 24, 2013, AR Capital, LLC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by AR Capital, LLC, entered into a purchase and sale agreement with subsidiaries of Fortress Investment Group LLC ("Fortress") for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of approximately $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 51 properties are expected to be acquired by the Company from Fortress for a purchase price of approximately $302.2 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. As of September 30, 2013, the Company closed on 41 of the 51 properties with a total purchase price of $267.7 million, exclusive of closing costs. The remaining properties are expected to close in the fourth quarter of 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Inland Portfolio Acquisition

On August 8, 2013 the Company's Sponsor entered into an equity interest purchase agreement (the “Agreement”) with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 entities owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs. Of the 67 entities, the equity interests of 42 entities (the "Inland Portfolio") will be acquired by the Company from Inland for a purchase price of approximately $1.5 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired by the Company and other entities sponsored directly or indirectly by the Company's Sponsor from Inland. The Inland Portfolio is comprised of 244 properties. As of September 30, 2013, the Company has closed on 47 of the 244 properties for a total purchase price of $430.2 million, exclusive of closing costs. The remaining properties are expected to close in the fourth quarter of 2013.

Note 4 — Revolving Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a new revolving credit facility (the “Credit Facility”) which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. J.P. Morgan Securities LLC acted as joint bookrunner and joint lead arranger for the Credit Facility and its affiliate, JPMorgan Chase Bank, N.A., is the administrative agent, letter of credit issuer, swingline lender and a lender thereunder. Regions Capital Markets acted as joint bookrunner, joint lead arranger and syndication agent for the Credit Facility and its affiliate, Regions Bank, is a lender thereunder.
Borrowings under the Credit Facility will bear interest, at the OP’s election, at either (i) base rate (which is defined in the credit agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. The Credit Facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the Credit Facility exceeds or is equal to or less than 50% of the available facility, respectively. As of September 30, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company incurred approximately $11,000 in unused borrowing fees during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
The Credit Facility provides for monthly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on September 23, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. Certain of the Company's subsidiaries and certain subsidiaries of the OP will guarantee, and the equity of certain subsidiaries of the OP will be pledged as collateral for, the obligations under the Credit Facility.
As of September 30, 2013, the Company had no outstanding borrowings under the Credit Facility. As of September 30, 2013, the Company was in compliance with the financial covenants under the Credit Agreement.

Note 5 — Investment Securities

As of September 30, 2013, the Company has investments in commercial paper, redeemable preferred stock, senior notes and common stock, with an aggregate fair value of $93.1 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of September 30, 2013:

	September 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$97,388	$—	$(4,317)	$93,071

Unrealized losses as of September 30, 2013 were considered temporary and therefore no impairment was recorded during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 29.1 years and a weighted-average interest rate of 5.6% as of September 30, 2013.

Note 6 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

The Company has investments in commercial paper, redeemable preferred stock, senior notes and common stock that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company's assets measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Investment securities	$93,071	$—	$—	$93,071

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature.

Note 7 — Common Stock

As of September 30, 2013, the Company had 59.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.5 billion, including proceeds from shares issued pursuant to the DRIP.

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

The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. The following table summarizes the number of shares repurchased under the Company's SRP cumulatively through September 30, 2013.

	Number of Requests	Number of Shares	Weighted Average Price per Share
Cumulative repurchase requests as of September 30, 2013 (1)	4	1,400	$24.98
_____________________

(1)
Includes three unfulfilled repurchase requests consisting of 1,129 shares at a weighted-average repurchase price per share of $24.97, which were approved for repurchase as of September 30, 2013 and completed during the fourth quarter of 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 8 — Commitments and Contingencies

Future Minimum Lease Payments

The Company entered into lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 to December 31, 2013	$188
2014	751
2015	754
2016	762
2017	762
Thereafter	5,797
$9,014

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.

Note 9 — Related Party Transactions and Arrangements

As of September 30, 2013, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. In July 2013, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

(In thousands)	Three Months Ended September 30, 2013	Period from January 22, 2013 (date of inception) to September 30, 2013	Payable as of September 30, 2013
Total commissions and fees from the Dealer Manager	$95,562	$135,238	$1,164

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of September 30, 2013. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

(In thousands)	Three Months Ended September 30, 2013	Period from January 22, 2013 (date of inception) to September 30, 2013	Payable as of September 30, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$22,020	$27,345	$282

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2013, cumulative offering and related costs, excluding commissions and dealer manager fees, were less than the 2.0% threshold.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of September 30, 2013, cumulative offering costs were $165.4 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of September 30, 2013.

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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager receives a transaction fee of 0.25% of the Transaction Value for certain portfolio acquisition transactions. Pursuant to such arrangements to date, Transaction Value has been defined as (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.

In connection with the Advisor's asset management services, the Company expects to issue (subject to periodic approval by the board of directors) performance-based restricted Class B units in the OP ("Class B Units") to the Advisor on a quarterly basis. The Class B Units are subject to forfeiture until such time as: (a) the value of the operating partnership's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “economic hurdle”); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company, or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our board of directors before the economic hurdle described above has been met.

The Class B Units will be issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of September 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the three months ended September 30, 2013 and for the period from January 22, 2013 (date of inception) to September 30, 2013, the board of directors approved the issuance of 192 Class B units to the Advisor in connection with this arrangement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over the term of the IPO and are included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable as of and for the periods presented:

	Three Months Ended September 30, 2013		Period from January 22, 2013 (date of inception) to September 30, 2013		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	September 30, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$9,758	$—	$9,806	$—	$—
Financing coordination fees	1,500	—	1,500	—	—
Transaction fees	1,745	—	1,745	—	1,745
Ongoing fees:
Strategic advisory fees	613	—	613	—	—
Distributions on Class B Units	—	—	—	—	—
Total related party operation fees and reimbursements	$13,616	$—	$13,664	$—	$1,745

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the period from January 22, 2013 (date of inception) to September 30, 2013.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended September 30, 2013. The Advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to September 30, 2013. General and administrative expenses are presented net of costs absorbed by the Advisor, where applicable, on the consolidated statement of operations and comprehensive loss.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

If the common stock of the Company is listed on a national exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 10 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 11 — Share-Based Compensation

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary or the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

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

The following table reflects restricted share award activity for the period from January 22, 2013 (date of inception) to September 30, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 22, 2013	—	$—
Granted	5,333	22.50
Vested	(1,333)	22.50
Unvested, September 30, 2013	4,000	$22.50

The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 for the three months ended September 30, 2013 and approximately $39,000 for the period from January 22, 2013 (date of inception) to September 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

(Dollar amounts in thousands)	Three Months Ended September 30, 2013	Period from January 22, 2013 (date of inception) to September 30, 2013
Value of shares issued in lieu of cash	$56	$64
Shares issued in lieu of cash	2,456	2,812
Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended September 30, 2013 and for the period from January 22, 2013 (date of inception) to September 30, 2013:

	Three Months Ended September 30, 2013	Period from January 22, 2013 (date of inception) to September 30, 2013
Net loss (in thousands)	$(17,014)	$(17,259)
Basic and diluted weighted-average shares outstanding	38,295,114	16,370,852
Basic and diluted net loss per share	$(0.44)	$(1.05)

The following common stock equivalents as of September 30, 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

September 30, 2013
Unvested restricted stock	4,000
OP Units	90
Class B units	192
Total common stock equivalents	4,282

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:

Sales of Common Stock

As of October 31, 2013, the Company had 62.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, from total proceeds from the IPO of $1.5 billion. As of October 31, 2013, the aggregate value of all share issuances was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).

Total capital raised to date, including proceeds from shares issued pursuant to the DRIP, is as follows:

Source of Capital (In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013	October 1 to October 31, 2013	Total
Common stock	$1,459,967	$83,192	$1,543,159

Acquisitions

The following table presents certain information about the properties that the Company acquired from October 1, 2013 to November 12, 2013:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — September 30, 2013	158	$896,081	6,312,929
Acquisitions	16	114,471	733,328
Total portfolio — November 12, 2013	174	$1,010,552	7,046,257
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

Amendments to Distribution Reinvestment and Direct Stock Purchase Plan

On October 5, 2013, our amended and restated distribution reinvestment plan and direct stock purchase plan became effective.

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

•
Commencing with the filing of our second quarterly financial filing with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV"). Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on April 4, 2013, was a blind pool offering and you may not have had the opportunity to evaluate our investments before making a purchase of our common stock. As of September 30, 2013, we owned 158 properties.

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

Overview

We were incorporated on January 22, 2013 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013.  On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.

On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares to our initial investors who were admitted as stockholders. As of September 30, 2013, we had 59.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.5 billion, including proceeds from shares issued pursuant to the DRIP. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013.

As of September 30, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.5 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP). Until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP.

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of September 30, 2013, we owned 158 properties with an aggregate purchase price of $896.1 million, comprised of 6.3 million rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 12.3 years.

Substantially all of our business is conducted through the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, our sponsor AR Capital, LLC (the "Sponsor"), as a result of which they are related parties and each of which has received and may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager may receive fees during the offering, acquisition, operational and liquidation stages.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to: (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from approximately 10 to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Properties

We acquire and operate retail properties.  All such properties may be acquired and operated by the Company alone or jointly with another party.  Our portfolio of real estate properties is comprised of the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	14.6	$2,243
Walgreens I	Jul. 2013	1	10,500	24.0	3,632
Dollar General II	Jul. 2013	2	18,052	14.7	2,346
Auto Zone I	Jul. 2013	1	7,370	13.8	1,519
Dollar General III	Jul. 2013	5	45,989	14.6	5,783
BSFS I	Jul. 2013	1	8,934	10.3	3,047
Dollar General IV	Jul. 2013	2	18,126	12.4	1,989
Tractor Supply I	Aug. 2013	1	19,097	14.2	4,074
Dollar General V	Aug. 2013	1	12,480	14.4	2,295
Mattress Firm I	Aug. 2013	1	5,000	11.7	2,531
Family Dollar I	Aug. 2013	1	8,050	7.8	955
Lowe's I	Aug. 2013	5	671,313	15.8	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	16.8	1,005
Food Lion I	Aug. 2013	1	44,549	16.1	8,910
Family Dollar II	Aug. 2013	1	8,028	9.8	969
Walgreens II	Aug. 2013	1	14,490	19.5	3,200
Dollar General VI	Aug. 2013	1	9,014	12.4	1,431
Dollar General VII	Aug. 2013	1	9,100	14.5	1,210
Family Dollar III	Aug. 2013	1	8,000	9.0	1,004
Chili's I	Aug. 2013	2	12,700	12.2	5,760
CVS I	Aug. 2013	1	10,055	12.4	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	13.5	7,975
Dollar General VIII	Sep. 2013	1	9,100	14.8	1,418
Tire Kingdom I	Sep. 2013	1	6,635	11.5	2,063
Auto Zone II	Sep. 2013	1	7,370	9.7	1,591
Family Dollar IV	Sep. 2013	1	8,320	9.8	879
Fresenius I	Sep. 2013	1	5,800	11.8	2,223
Dollar General IX	Sep. 2013	1	9,014	11.6	875

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Advance Auto I	Sep. 2013	1	10,500	9.8	834
Walgreens III	Sep. 2013	1	15,120	12.5	4,839
Walgreens IV	Sep. 2013	1	13,500	11.0	2,796
CVS II (3)	Sep. 2013	1	13,905	23.4	2,958
Arby's I	Sep. 2013	1	3,000	14.8	2,320
Dollar General X	Sep. 2013	1	9,100	14.5	1,305
AmeriCold I	Sep. 2013	9	1,407,166	14.0	173,939
Home Depot I	Sep. 2013	2	1,315,200	13.4	79,055
New Breed Logistics I	Sep. 2013	1	390,486	8.1	24,738
AMEX Travel I	Sep. 2013	2	785,164	6.4	91,548
L.A. Fitness I	Sep. 2013	1	45,000	10.4	12,067
Sun Trust Bank I	Sep. 2013	32	182,400	4.3	59,395
National Tire & Battery I	Sep. 2013	1	10,795	10.2	1,311
Circle K I	Sep. 2013	19	54,521	15.1	25,815
Walgreens V	Sep. 2013	1	14,490	13.9	5,750
Walgreens VI	Sep. 2013	1	14,560	15.6	4,470
FedEx I	Sep. 2013	1	21,662	9.7	2,999
Walgreens VII	Sep. 2013	10	142,340	16.1	42,346
O'Charley's I	Sep. 2013	20	135,973	18.1	49,765
Krystal I	Sep. 2013	6	12,730	16.0	8,522
Merrill Lynch Pierce Fenner & Smith I	Sep. 2013	3	553,841	11.2	156,733
1st Constitution Bancorp I	Sep. 2013	1	4,500	10.3	1,857
American Tire Distributors I	Sep. 2013	1	125,060	10.3	8,457
		158	6,312,929	12.3	$896,081
_____________________

(1)	Remaining lease term as of September 30, 2013 in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Represents the purchase price, excluding closing costs, of a leasehold interest.

Results of Operations

We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013.

Results of Operations for Three Months Ended September 30, 2013

Rental Income

Rental income was $2.0 million for the three months ended September 30, 2013. Rental income was driven by our acquisition and operation of 156 properties during the three months ended September 30, 2013 with an aggregate base purchase price of $893.8 million, comprising 6,294,803 rentable square feet which were 100% leased on a weighted-average basis as of September 30, 2013.

Operating Expense Reimbursements

Operating expense reimbursement revenue was $0.1 million for the three months ended September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Property Operating Expenses

Property operating expenses were $0.1 million for the three months ended September 30, 2013. These costs primarily related to ground lease rent and real estate taxes on our properties.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $18.2 million for the three months ended September 30, 2013. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of 156 properties during the three months ended September 30, 2013 with an aggregate base purchase price of $893.8 million.

General and Administrative Expenses

General and administrative expenses of $1.2 million for the three months ended September 30, 2013 primarily included board member compensation, insurance expense, state taxes and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.8 million for the three months ended September 30, 2013 related to the properties acquired since we commenced active operations on April 29, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three months ended September 30, 2013 of approximately $28,000 related to the amortization of deferred financing costs associated with our credit facility and unused fees incurred on our credit facility.

Income from Investments

Income from investments for the three months ended September 30, 2013 of $1.1 million related to income earned on our investments in commercial paper, redeemable preferred stock, senior notes and common stock.

Other Income

Other income of $0.1 million for the three months ended September 30, 2013 related to interest earned on our cash and cash equivalents, which was $163.1 million as of September 30, 2013. We had no other income during the three months ended September 30, 2013.

Results of Operations for Period from January 22, 2013 (date of inception) to September 30, 2013

Rental Income

Rental income was $2.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. Rental income was driven by our acquisition and operation of 158 properties with an aggregate base purchase price of $896.1 million, comprising 6,312,929 rentable square feet which were 100.0% leased on a weighted-average basis as of September 30, 2013.

Operating Expense Reimbursements

Operating expense reimbursement revenue was $0.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Property Operating Expenses

Property operating expenses were $0.2 million for the period from January 22, 2013 (date of inception) to September 30, 2013. These costs primarily related to ground lease rent and real estate taxes on our properties.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the period from January 22, 2013 (date of inception) to September 30, 2013 were $18.3 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of 158 properties with an aggregate purchase price of $896.1 million.

General and Administrative Expenses

General and administrative expenses of $1.3 million for the period from January 22, 2013 (date of inception) to September 30, 2013 primarily included board member compensation, insurance expense, state taxes and professional fees. General and administrative expense includes costs absorbed by our Advisor of $0.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.8 million for the period from January 22, 2013 (date of inception) to September 30, 2013 related to the properties acquired since we commenced active operations on April 29, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the period from January 22, 2013 (date of inception) to September 30, 2013 of approximately $28,000 related primarily to the amortization of deferred financing costs associated with our credit facility and unused fees incurred on our credit facility.

Income from Investments

Income from investments for the period from January 22, 2013 (date of inception) to September 30, 2013 of $1.1 million related to income earned on our investments in commercial paper, redeemable preferred stock, senior notes and common stock.

Other Income

Other income of $0.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013 related to interest earned on our cash and cash equivalents, which was $163.1 million as of September 30, 2013. We had no other income during the period from January 22, 2013 (date of inception) to September 30, 2013.

Cash Flows for the Period from January 22, 2013 (date of inception) to September 30, 2013

During the period from January 22, 2013 (date of inception) to September 30, 2013, we had cash flows used in operating activities of $13.5 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from January 22, 2013 (date of inception) to September 30, 2013 include $18.3 million of acquisition and transaction related costs. Cash outflows during the period from January 22, 2013 (date of inception) to September 30, 2013 included a net loss adjusted for non-cash items of $16.4 million (net loss of $17.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets and share based compensation, of $0.9 million) and an increase in prepaid expenses and other assets of $1.9 million due to rent receivables, prepaid insurance, prepaid professional fees and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $2.5 million in accounts payable and accrued expenses primarily related to accrued professional fees and an increase of $2.3 million in deferred rent.

During the period from January 22, 2013 (date of inception) to September 30, 2013, net cash used in investing activities of $1.1 billion related to the acquisition of 158 properties with an aggregate purchase price of $885.6 million, the purchase of investment securities of $116.6 million and deposits of $110.0 million for potential real estate acquisitions. These cash outflows were partially offset by proceeds from investment securities of $19.2 million.

During the period from January 22, 2013 (date of inception) to September 30, 2013, net cash provided by financing activities of $1.3 billion consisted primarily of proceeds from issuances of common stock of $1.4 billion, net of receivables. These cash inflows were partially offset by $163.8 million of payments related to offering costs, $4.5 million in distributions paid to stockholders, $3.2 million of payments related to deferred financing costs and approximately $7,000 in common stock repurchases.

Liquidity and Capital Resources

We are offering and selling to the public in our IPO up to 68.0 million shares of our common stock, $0.01 par value per share, until the filing of our second quarterly financial filing with the SEC, pursuant to the Exchange Act, following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares.

Following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, or 95.0% of the estimated value of a share of common stock. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. Applicable commissions and fees will be added to the per share price for shares offered in the IPO but not for shares pursuant to the DRIP.

On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first property and commenced active operations on April 29, 2013. As of September 30, 2013, we owned 158 properties with an aggregate purchase price of $896.1 million. As of September 30, 2013, we had 59.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $1.5 billion, including proceeds from shares issued pursuant to the DRIP.

As of September 30, 2013, we had cash and cash equivalents of $163.1 million. Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

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

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of the IPO and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with the justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2013, we did not have any debt outstanding.

On September 23, 2013, we entered into a credit agreement (the "Credit Agreement") relating to a new revolving credit facility (the “Credit Facility”) which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted “accordion feature,” we may increase commitments under the Credit Facility to up to $750.0 million. The Credit Facility will mature on September 23, 2017, provided that we, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. As of September 30, 2013, we had no outstanding borrowings under the Credit Facility. As of September 30, 2013, we were in compliance with the financial covenants under the Credit Agreement.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2013, 1,400 shares of common stock have been repurchased or requested to be repurchased.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented. We did not have FFO and MFFO prior to the quarter ended June 30, 2013, as we did not purchase our first property and commence active operations until April 29, 2013.

	Three Months Ended
(In thousands)	June 30, 2013	September 30, 2013
Net loss (in accordance with GAAP)	$(215)	$(17,014)
Depreciation and amortization	19	770
FFO	(196)	(16,244)
Acquisition fees and expenses (1)	112	18,159
Amortization of above or below market leases and liabilities (2)	—	(5)
Straight-line rent (3)	—	(94)
MFFO	$(84)	$1,816
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
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.

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

Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. The first distribution was paid in June 2013. During the period from January 22, 2013 (date of inception) to September 30, 2013, distributions paid to common stockholders totaled $10.8 million, inclusive of $6.3 million of distributions for shares of common stock issued pursuant the DRIP.  During the period from January 22, 2013 (date of inception) to September 30, 2013, cash used to pay distributions was generated from proceeds from our IPO and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended
	June 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$173		$4,373
Distributions reinvested	226		6,049
Total distributions	$399		$10,422

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%	$—	—%
Proceeds from issuances of common stock	173	43.4%	4,373	42.0%
Common stock issued pursuant to the DRIP / offering proceeds	226	56.6%	6,049	58.0%
Proceeds from financings	—	—%	—	—%
Total source of distribution coverage	$399	100.0%	$10,422	100.0%

Cash flows used in operations (GAAP basis) (1)	$(112)		$(13,382)
Net loss (in accordance with GAAP)	$(215)		$(17,014)
_____________________

(1)	Cash flows used in operations for the three months ended June 30, 2013 and September 30, 2013 include acquisition and transaction related expenses of $0.1 million and $18.2 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from January 22, 2013 (date of inception) to September 30, 2013:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013
Distributions paid:
Common stockholders in cash	$4,546
Common stockholders pursuant to DRIP/offering proceeds	6,275
Total distributions paid	$10,821

Reconciliation of net loss:
Revenues	$2,128
Acquisition and transaction related	(18,271)
Depreciation and amortization	(789)
Other operating expenses and other income	(327)
Net loss (in accordance with GAAP) (1)	$(17,259)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the debt covenants under our loan agreements.

As of September 30, 2013, we had no non-recourse mortgage indebtedness. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On September 23, 2013, we entered into the Credit Agreement relating to a new revolving credit facility which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted “accordion feature,” we may increase commitments under the Credit Facility to up to $750.0 million. The Credit Facility will mature on September 23, 2017, provided that we, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. As of September 30, 2013, we had no outstanding borrowings under the Credit Facility.

Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including future advances under our Credit Facility, as an efficient and accretive means of acquiring real estate.

Lease Obligations

The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for ground lease arrangements:

		October 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Lease rental payments due:	$9,014	$188	$1,505	$1,524	$5,797

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

On September 23, 2013, we entered into the Credit Agreement relating to a new revolving credit facility which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted “accordion feature,” we may increase commitments under the Credit Facility to up to $750.0 million. The Credit Facility will mature on September 23, 2017, provided that we, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. As of September 30, 2013, we had no outstanding borrowings under the Credit Facility.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2013, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our cash flows used in operations of $13.5 million for the period from January 22, 2013 (date of inception) to September 30, 2013 represented a shortfall of 100% of the distributions paid during such period. During the period from January 22, 2013 (date of inception) to September 30, 2013, we paid distributions of $10.8 million, of which $4.5 million, or 42.0%, was funded from proceeds from the issuance of common stock and $6.3 million, or 58.0%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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

We rely significantly on certain major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to these tenants.

As of September 30, 2013, the following major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

•Versacold USA represented 18.7% of total annualized rental income on a straight-line basis.

•	Merrill Lynch, Pierce, Fenner & Smith represented 18.7% of total annualized rental income on a straight-line basis.

•	American Express Travel Related Services Company, Inc. represented 10.9% of total annualized rental income on a straight-line basis.
•Home Depot U.S.A., Inc. represented 8.8% of total annualized rental income on a straight-line basis.
•Lowe's Home Centers, Inc. represented 6.9% of total annualized rental income on a straight-line basis.
•Walgreen Co. represented 6.9% of total annualized rental income on a straight-line basis.
•Sun Trust Banks, Inc. represented 5.9% of total annualized rental income on a straight-line basis.
•O'Charley's Inc. represented 5.4% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of one or more of the tenants is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenants, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenants may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Our property portfolio has a high concentration of properties in New Jersey, Georgia, North Carolina, South Carolina, Illinois, Alabama and Utah. Our properties may be adversely affected by economic cycles and risks inherent to these states.

As of September 30, 2013, 18.88%, 18.28%, 11.78%, 8.44%, 7.15%, 5.62%, and 5.02% of total annualized rental income on a straight-line basis from our property portfolio comes from properties located in New Jersey, Georgia, North Carolina, South Carolina, Illinois, Alabama and Utah, respectively. Any adverse situation that disproportionately affects these states may have a magnified adverse effect on the portfolio of the Company. Real estate markets are subject to economic downturns, as they have been in the past, and the Company cannot predict how economic conditions will impact these markets in both the short and long term. Declines in the economy or a decline in the real estate market in the states of New Jersey, Georgia, North Carolina, South Carolina, Illinois, Alabama and Utah could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in New Jersey, Georgia, North Carolina, South Carolina, Illinois, Alabama and Utah are:

•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•increased telecommuting and use of alternative work places;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased insurance premiums.

Failure to consummate certain substantial acquisitions could negatively impact our future business and financial results.

Our sponsor, AR Capital, LLC, entered into an equity interest purchase agreement on August 8, 2013, with respect to various portfolios with Inland American Real Estate Trust, Inc., including a portfolio of  properties which our board of directors has approved for purchase by us for a substantial purchase price which will require a significant portion of the proceeds of our IPO and other financing sources to consummate. If the acquisition of such remaining properties not acquired as of September 30, 2013 (the "Inland Portfolio Acquisition") is not consummated, our ongoing businesses could be adversely affected and we will be subject to several risks, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act of 1933, as amended, at a price of $22.50 per share for gross proceeds of $0.2 million during the period from January 22, 2013 (date of inception) to September 30, 2013.

On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On April 25, 2013, we received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of September 30, 2013, we had 59.0 million shares of common stock outstanding and had received total gross proceeds from the IPO of $1.5 billion.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013
Selling commissions and dealer manager fees	$135,238
Other offering costs	30,183
Total offering costs	$165,421

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2013
Total commissions paid to the Dealer Manager	$135,238
Less:
Commissions to participating brokers	(88,086)
Reallowance to participating broker dealers	(14,114)
Net to the Dealer Manager	$33,038

The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of September 30, 2013, cumulative offering costs were $165.4 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of September 30, 2013. Offering proceeds, including proceeds from shares issued pursuant to the DRIP, of $1.5 billion exceeded cumulative offering costs by $1.3 billion at September 30, 2013.

Cumulative offering costs, excluding commissions and dealer manager fees, included $27.3 million of other offering costs and reimbursements from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, we have used the net proceeds from our IPO to purchase 158 properties with an aggregate purchase price of $896.1 million.

As of September 30, 2013, 1,400 shares of common stock have been repurchased or requested to be repurchased.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: November 14, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013
2.2 (2)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC dated as of August 8, 2013
2.3 *
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

2.4 *
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

2.5 *
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.20 *	Credit Agreement, dated as of September 23, 2013, among American Realty Capital Operating Partnership V, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on October 29, 2013.

(2)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on November 13, 2013.