Form 10-K
period 2013-12-31
American Realty Capital Trust V, Inc.
filed 2014-03-10
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-187092
American Realty Capital Trust V, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established public market for the registrant's shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-187092) on October 31, 2013, which shares were sold at a purchase price of up to $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $410.5 million based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the distribution reinvestment plan).
The number of outstanding shares of the registrant's common stock on February 28, 2014 was 63,416,335 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL TRUST V, INC.

FORM 10-K
Period from January 22, 2013 (Date of Inception) to December 31, 2013

i

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust V, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and American Realty Capital Advisors V, LLC, our affiliated external advisor (the "Advisor"), has limited experience operating a public company. This inexperience makes our future performance difficult to predict. Past performance of other real estate investment programs sponsored by affiliates of our Advisor should not be relied upon to predict our future results.

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

•
Commencing with the date (the "NAV pricing date") on which we file our second quarterly financial filing with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of our initial public offering of common stock (our "IPO"), the purchase price per share for shares issued pursuant to the distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our net asset value as determined by our Advisor ("NAV"). Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

ii

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

iii

PART I
Item 1. Business
We were incorporated on January 22, 2013 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2013, we had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of December 31, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the NAV pricing date, the purchase price per share for shares issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in our IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV
We were formed to acquire a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2013, we owned 239 properties with an aggregate purchase price of $1.1 billion, comprised of 7.5 million rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 12.1 years.
Substantially all of our business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Our Dealer Manager served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO or the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.

Investment Objectives
We implemented and intend to continue to implement our investment objectives as follows:

•	Freestanding, Single-Tenant Properties — Buy primarily freestanding single-tenant retail properties net leased to investment grade and other creditworthy tenants;

•	Long-Term Leases — Acquire long-term leases with minimum, non-cancelable lease terms of ten or more years;

•
Low Leverage — Finance our portfolio opportunistically (taking advantage of opportunities as they arise) at a target leverage level of not more than 45% loan-to-value. Loan to value ratio is a lending risk assessment ratio that is examined before approving a mortgage and is calculated by dividing the mortgage amount by the appraised value of the property (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO);

•
Diversified Portfolio — Upon having substantially invested all of the proceeds from our IPO, we expect to assemble a well diversified portfolio based on geography, tenant diversity, lease expirations, and other factors;

•	Monthly Distributions — Pay distributions monthly, covered by funds from operations;

•	Exit Strategy — We expect to sell our assets, sell or merge our Company, or list our Company within three to six years after the end of our IPO; and

•
Maximize Total Returns — Maximize total returns to our stockholders through a combination of current income and realized appreciation (an increase in the value of an asset that is recognized upon the sale of such asset).

Acquisition and Investment Policies
Primary Investment Focus
We have focused, and intend to continue to focus, our investment activities on acquiring freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants. The real estate debt we originate or acquire, if any, is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans or preferred equity. We seek to build a diversified portfolio comprised primarily of freestanding single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased on a long-term basis to investment grade and other creditworthy tenants.
Our Advisor believes that a REIT focusing on the acquisition of single-tenant freestanding retail properties double-net and triple-net leased to investment grade and other creditworthy tenants for periods of 10 to 25 years or greater presents an optimal risk-adjusted return and will help us achieve our investment objectives (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors' capital and to maximize risk-adjusted returns. Unlike funds that invest solely in multi-tenant properties, or in properties that are predominantly occupied by non-investment grade tenants and subject to short-term leases, we plan to acquire a diversified portfolio comprised primarily of investment grade and creditworthy single-tenant properties that are net leased for minimum periods of 10 to 25 years. We have from time-to-time acquired, and may in the future acquire, properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We currently expect all of our acquisitions will be in the United States and Commonwealth of Puerto Rico.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Investing in Real Property
We have invested, and expect to continue to invest, in primarily freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants or guarantors whose annualized rental income on a straight-line basis represented 10.0% or more of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2013:

Tenant	December 31, 2013
Americold	14.5%
Merrill Lynch	14.5%

Investing In and Originating Loans
We may originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans is substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets.
We will not make or invest in mortgage, bridge or mezzanine loans secured by any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding and secured by the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor evaluates all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:
•the percentage of our assets that may be invested in any type or any single loan; or
•the types of properties subject to the mortgages or other loans in which we invest.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of REIT qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets in publicly traded real estate equity or debt securities, including, but not limited to, Collateralized Mortgage Backed Securities ("CMBS"). However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system, other than equity securities of a REIT or other real estate operating company, must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
To date, we have acquired fee interests (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We anticipate continuing to do so, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property.
International Investments
We do not intend to invest in real estate outside of the United States or the Commonwealth of Puerto Rico or make other real estate investments related to assets located outside of the United States.
Development and Construction of Properties
We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties.

Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer's interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer's interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specifically allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements contained in our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will qualify and continue to qualify for taxation as a REIT and will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Competition
The net leased retail market is highly competitive. We compete in all of our markets with other owners and operators of retail properties. The continued development of new retail properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our Company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from this offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
As of December 31, 2013, we have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues will be from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed our Registration Statement with the SEC in connection with our DRIP. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
This "Risk Factors" section contains references to our "common stock" and to our "stockholders." Unless expressly stated otherwise, the references to our "common stock" represent our common stock and any class or series of our preferred stock, while the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.

Risks Related to Our Properties and Operations
We have limited prior operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict. Past performance of other real estate programs sponsored by affiliates of our Advisor should not be relied upon to predict our future results. We were incorporated on January 22, 2013. As of December 31, 2013, we have acquired 239 properties.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares except pursuant to the SRP. If our stockholders sell their shares to us under the SRP, they may receive less than the price they paid for the shares.
Our shares of common stock are not listed on a national securities exchange and there currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell its shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase their shares. Moreover, our SRP includes numerous restrictions that limit a stockholder's ability to sell shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our SRP upon notice. Therefore, it will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that our stockholders' shares would not be accepted as the primary collateral for a loan.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders' investments.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of our stockholders' overall returns. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain further suitable investments, we will hold the uninvested proceeds of our IPO in an interest bearing account or invest the uninvested proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to our stockholders.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of their investments.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Schorsch or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investments may decline.

We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited prior operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect our stockholders' investments.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect their overall return.
We began paying distributions in the second quarter of 2013. Our cash flows used in operations for the nine months ended December 31, 2013 were $13.6 million. During the nine months ended December 31, 2013, we paid distributions of $35.3 million, of which $14.9 million, or 42.1%, was funded from proceeds from the issuances of common stock and $20.4 million, or 57.9%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on our stockholders' investments than they expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund future distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from the proceeds of our IPO, has reduced the funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investments may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate future cash flows. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investments.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Commencing with the NAV pricing date, the purchase price per share for shares issued pursuant to the DRIP and shares repurchased under our SRP will be based on our NAV per share, which will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our quarterly NAV per share may not reflect the amount that our stockholders might receive for their shares in a market transaction.
Commencing with the NAV pricing date, NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. If in the advisor's opinion the appraisals are materially higher or lower than the advisor's determinations of value, the Advisor will discuss the appraisals with the independent valuer, and may submit the appraisals and valuations to a valuation committee comprised of our independent directors, which will review the appraisals and valuations, and make a final determination of value. Although the valuations of our real estate portfolio by the independent valuer will be approved by the board of directors, the valuations may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency.
It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the quarterly NAV per share. Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Since each property will only be appraised annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV per share may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and our Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the NAV per share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future, including American Realty Capital New York Recovery REIT, Inc., ("NYRR"), Phillips Edison — ARC Shopping Center REIT, Inc., ("PE-ARC"), American Realty Capital — Retail Centers of America, Inc., ("ARC RCA"), American Realty Capital Healthcare Trust, Inc., ("ARC HT"), American Realty Capital Daily Net Asset Value Trust, Inc., ("ARC DNAV"), American Realty Capital Global Trust, Inc., ("ARC Global"), American Realty Capital Healthcare Trust II, Inc., ("ARC HT II"), ARC Realty Finance Trust, Inc., ("ARC RFT"), Phillips Edison - ARC Grocery Center REIT II, Inc. ("PE-ARC II"), American Realty Capital Hospitality Trust, Inc. ("ARC HOST") and American Realty Capital New York City REIT, Inc. ("ARC NYCR"). We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor or on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs acquires a property we are competing for, attracts a tenant that we are competing for, attempts to sell similar properties as us around the same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investments. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investments.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, our Sponsor and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, our Sponsor and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including ARC-sponsored REITs, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs and other direct investment programs, especially REITs and other direct investment programs in the development stage, by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and other American Realty Capital-sponsored direct investment programs and their respective advisors. Four of the other American Realty Capital-sponsored REITs, ARC HC II, ARC RFT, PE-ARC II and ARC HOST, have registration statements that became effective in the past 18 months and currently are offering securities, and none of the American Realty Capital-sponsored REITs are more than five years old. American Realty Capital also sponsors ARC NYCR, and American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, each of which is currently in registration. As a result, such REITs and limited partnership will have concurrent and/or overlapping acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our Company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs or other direct investment programs, and especially REITs or other direct investment programs in the developmental stage.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's or its affiliates' entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our Company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investments.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party which was recently launched as a new business. As of March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by our Sponsor. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
We disclose modified funds from operations, a non-GAAP financial measure, including in documents filed with the SEC; however, modified funds from operations is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP"), and our stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors, modified funds from operations ("MFFO"), which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to exit the investment.
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders' investments return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register ourself or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register ourself as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, ("the JOBS Act"). We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, ("PCAOB"), which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an "emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investments could change without their consent.
We will not calculate the net asset value per share for our shares until the NAV pricing date; therefore, our stockholders will not be able to determine the net asset value of their shares for a substantial period of time.
Commencing with the NAV pricing date, our Advisor will be responsible for calculating our quarterly NAV at the end of the end of the last business day of each fiscal quarter. Our board of directors will review the NAV calculation quarterly. To calculate our NAV per share, our Advisor will determine the net value of our OP's real estate and real estate-related assets and liabilities, based in part on the valuation by the independent valuer. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, our stockholders will not be able to determine the net asset value of their shares for a substantial period of time.

Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days' notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholders' ability to sell their shares. Prior to the time our Advisor begins calculating NAV, unless waived by our board of directors, our stockholders must have held their shares for at least one year in order to participate in our SRP. Prior to the time our Advisor begins calculating NAV, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder's death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount they paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Once we begin calculating NAV, shares in our SRP will be repurchased at NAV. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders' ability to sell their shares should they require liquidity, and limit their ability to recover the value they invested or the fair market value of their shares.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of our Advisor and our Sponsor are not separate and, as a result, our Advisor may act in a way that is not necessarily in our stockholders' interest.
Our Advisor is indirectly wholly owned by our Sponsor through the special limited partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the advisor's decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in our stockholders' interests.
Our stockholders' interest in us will be diluted if we issue additional shares, which could adversely affect the value of their investments.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, stockholders will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of investments in our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders' shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our operating subsidiary and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders' investments.
In order to calculate our quarterly NAV, our properties are initially valued at cost, which we expect to represent fair value. After this initial valuation and commencing with the NAV pricing date, valuations of properties will be conducted in accordance with our valuation guidelines and will take into consideration appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments will initially be valued at cost, and commencing with the NAV pricing date, will be valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, quarterly, as applicable, at fair value as determined by our advisor. The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our advisor's control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price our stockholders will pay for shares of our common stock in this offering, and the price at which their shares may be repurchased by us pursuant to our SRP, will be based on our estimated per share NAV commencing with the NAV pricing date, our stockholders may pay more than realizable value or receive less than realizable value for their investments.

Although our Advisor is responsible for calculating our quarterly NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In calculating our quarterly NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in the advisor's opinion the appraisals are materially higher or lower than the advisor's determinations of value, the Advisor will discuss the appraisals with the independent valuer. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our NAV per share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.
Our Advisor's estimate of the value of our real estate and real estate-related assets will partly be based on appraisals of our properties, which will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our NAV per share. In addition, actual operating results for a given month may differ from our original estimate, which may affect our NAV per share. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the quarterly NAV per share for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per share to change, and such change will occur on the day the adjustment is made.
The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of our stockholders' shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per share as published on any given quarter will not reflect such events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We are dependent on single-tenant leases for our revenue and, accordingly, lease terminations or tenant defaults could have a material adverse effect on our results of operations.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. The current economic conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.
The failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.
Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. For example, the recent downturn in the global economy already may have adversely affected, or may in the future adversely affect, one or more of our tenants. If any of our tenants' business experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If any of the foregoing were to occur, it could result in the termination of the tenant's leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our major tenants were to experience an adverse development in their business that resulted in them being unable to make timely rental payments or to default under their lease. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.
We rely significantly on eight major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2013, the following eight major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

Tenant	December 31, 2013
Americold	14.5%
Merrill Lynch	14.5%
American Express Travel Related Services	8.4%
Home Depot	6.8%
United Health	6.0%
Burger King	5.9%
Walgreens	5.7%
Lowe's	5.4%
Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2013, our property portfolio had concentrations of annualized rental income on a straight-line basis in excess of 5.0% from the following states:

State	December 31, 2013
Georgia	14.7%
Illinois	7.1%
New Jersey	15.1%
North Carolina	9.2%
South Carolina	6.6%
Wisconsin	6.1%
As of December 31, 2013, our tenants operated in 34 states. Any downturn in one or more of these states, or in any other state in which we may have a significant concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year and 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the "IRS") will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders' investments.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce their return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Certain of our leases do not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders investments.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and funds available for future acquisitions and our funds available for future acquisitions and our ability to pay cash distributions to our stockholders.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a same basis that passes such tax onto the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, our stockholders' investments will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders' investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investments.
Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties face competition for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders' investments.
State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to our stockholders.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990 ("Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets continue to experience volatility due to a combination of many factors, including the impact of the Federal Reserve's decision to taper bond purchases, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. This volatility may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, the recent economic downturn reduced demand for space and removed support for rents and property values. Because we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken our stockholders' return on investment.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuations in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
Almost all of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, ("FASB"), and the International Accounting Standards Board, ("IASB"), conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. A revised exposure draft is expected to be issued in 2014. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Retail Industry Risks
The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.
Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
The capital and credit markets have been experiencing extreme volatility and disruption for the last five years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We rely in part on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms, if at all. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
Any continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in retail properties could decrease below the amounts we will pay for these investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of these loans;

•
revenues from properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on future debt financings; and/or

•
revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on future debt financings.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.
Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.

Competition with other retail channels may reduce our profitability and the return on our stockholders' investments.
Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
Our properties are located in developed areas. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
A high concentration of our properties are located in particular geographic areas and, we rely on tenants who are in similar industries or who are affiliated with certain large companies, all of which would magnify the effects of downturns in those geographic areas, industries, or companies and have a disproportionate adverse effect on the value of our investments.
We have high concentrations of properties in certain geographic areas, which means that any adverse situation that disproportionately effects those geographic areas would have a magnified adverse effect on our portfolio. Similarly, certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio.
Our properties consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders' investments.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.
Certain long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.
Risks Associated with Debt Financing and Investments
We incur mortgage indebtedness and other borrowings, which may increase our business risks.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, we intend to limit our borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investments.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
Changes in interest rates expose us to the risk of being unable to finance new acquisitions or refinance maturing debt. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the real estate debt security may be impaired. A property's net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce ours stockholders' overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on ours stockholders' investments.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its REIT taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investments. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders' anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
Initially, the per share price for our common stock pursuant to our DRIP is $23.75, which is 95% of the IPO price of $25.00 (which includes the maximum selling commissions and dealer manager fee). After the NAV pricing date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV on the date that the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflect the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders should also note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are non-U.S. stockholders.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2013, we owned 239 properties located in 34 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 12.1 years as of December 31, 2013. In the aggregate, these properties represent 7.5 million rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	14.3	$2,243
Walgreens I	Jul. 2013	1	10,500	23.8	3,632
Dollar General II	Jul. 2013	2	18,052	14.4	2,346
Auto Zone I	Jul. 2013	1	7,370	13.6	1,519
Dollar General III	Jul. 2013	5	45,989	14.4	5,783
BSFS I	Jul. 2013	1	8,934	10.1	3,047
Dollar General IV	Jul. 2013	2	18,126	12.2	1,989
Tractor Supply I	Aug. 2013	1	19,097	13.9	4,074
Dollar General V	Aug. 2013	1	12,480	14.1	2,295
Mattress Firm I	Aug. & Nov. 2013	2	9,550	11.7	4,609
Family Dollar I	Aug. 2013	1	8,050	7.5	955
Lowe's I	Aug. 2013	5	671,313	15.5	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	16.5	1,005
Food Lion I	Aug. 2013	1	44,549	15.8	8,910
Family Dollar II	Aug. 2013	1	8,028	9.5	969
Walgreens II	Aug. 2013	1	14,490	19.3	3,200
Dollar General VI	Aug. 2013	1	9,014	12.2	1,431
Dollar General VII	Aug. 2013	1	9,100	14.3	1,210
Family Dollar III	Aug. 2013	1	8,000	8.8	1,004
Chili's I	Aug. 2013	2	12,700	11.9	5,760
CVS I	Aug. 2013	1	10,055	12.1	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	13.3	7,975
Dollar General VIII	Sep. 2013	1	9,100	14.6	1,418
Tire Kingdom I	Sep. 2013	1	6,635	11.3	2,063
Auto Zone II	Sep. 2013	1	7,370	9.4	1,591
Family Dollar IV	Sep. 2013	1	8,320	9.5	879
Fresenius I	Sep. 2013	1	5,800	11.5	2,223
Dollar General IX	Sep. 2013	1	9,014	11.3	875
Advance Auto I	Sep. 2013	1	10,500	9.5	834
Walgreens III	Sep. 2013	1	15,120	12.3	4,839
Walgreens IV	Sep. 2013	1	13,500	10.8	2,796
CVS II	Sep. 2013	1	13,905	23.1	2,958
Arby's I	Sep. 2013	1	3,000	14.5	2,320
Dollar General X	Sep. 2013	1	9,100	14.3	1,305
Americold I	Sep. 2013	9	1,407,166	13.8	173,939
Home Depot I	Sep. 2013	2	1,315,200	13.1	79,055
New Breed Logistics I	Sep. 2013	1	390,486	7.8	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	6.1	91,548
L.A. Fitness I	Sep. 2013	1	45,000	10.2	12,067
Sun Trust Bank I	Sep. 2013	32	182,400	4.0	59,395
National Tire & Battery I	Sep. 2013	1	10,795	9.9	1,311
Circle K I	Sep. 2013	19	54,521	14.8	25,815

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Walgreens V	Sep. 2013	1	14,490	13.7	5,750
Walgreens VI	Sep. 2013	1	14,560	15.3	4,470
FedEx Ground I	Sep. 2013	1	21,662	9.4	2,999
Walgreens VII	Sep. 2013	10	142,140	15.8	42,422
O'Charley's I	Sep. 2013	20	135,973	17.8	49,854
Krystal I	Sep. 2013	6	12,730	15.7	8,538
Merrill Lynch I	Sep. 2013	3	553,841	10.9	157,014
1st Constitution Bancorp I	Sep. 2013	1	4,500	10.1	1,860
American Tire Distributors I	Sep. 2013	1	125,060	10.1	8,472
Tractor Supply II	Oct. 2013	1	23,500	9.8	1,627
United Health I	Oct. 2013	1	400,000	7.5	66,568
National Tire & Battery II	Oct. 2013	1	7,368	18.4	2,199
Tractor Supply III	Oct. 2013	1	19,097	14.3	2,813
Mattress Firm II	Oct. 2013	1	4,304	9.7	1,058
Dollar General XI	Oct. 2013	1	9,026	13.3	1,102
Academy Sports I	Oct. 2013	1	71,640	14.5	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	9.3	3,275
Amazon I	Oct. 2013	1	79,105	9.6	9,548
Fresenius II	Oct. 2013	2	16,047	13.6	6,542
Dollar General XII	Nov. 2013	1	9,026	14.8	1,086
Dollar General XIII	Nov. 2013	1	9,169	12.3	1,065
Advance Auto II	Nov. 2013	2	13,887	9.4	3,260
FedEx Ground II	Nov. 2013	1	48,897	9.6	4,844
Burger King I	Nov. 2013	41	168,192	19.9	63,138
Dollar General XIV	Nov. 2013	3	27,078	14.4	3,764
Dollar General XV	Nov. 2013	1	9,026	14.8	1,337
FedEx Ground III	Nov. 2013	1	24,310	9.7	4,071
Dollar General XVI	Nov. 2013	1	9,014	11.9	994
Family Dollar V	Nov. 2013	1	8,400	9.3	877
Walgreens VIII	Dec. 2013	1	14,490	10.0	5,150
CVS III	Dec. 2013	1	10,880	10.1	3,341
Mattress Firm III	Dec. 2013	1	5,057	9.5	1,887
Arby's II	Dec. 2013	1	3,494	14.3	1,325
Family Dollar VI	Dec. 2013	2	17,484	10.1	1,903
SAAB Sensis I	Dec. 2013	1	90,822	11.3	19,681
Citizens Bank I	Dec. 2013	9	34,777	10.0	26,157
		239	7,473,631	12.1	$1,146,141
_____________________

(1)	Remaining lease term in years as of December 31, 2013. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

The following table details the industry distribution of our properties owned as of December 31, 2013:

Industry	Number of Properties	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Aerospace	1	90,822	1.2%	$1,430	1.6%
Auto Retail	7	174,879	2.3%	1,285	1.5%
Auto Services	4	33,732	0.5%	747	0.9%
Casual Dining	24	164,685	2.2%	4,714	5.4%
Consumer Products	1	79,105	1.1%	760	0.9%
Discount Retail	32	288,722	3.9%	2,793	3.2%
Distribution	3	94,869	1.3%	863	1.0%
Financial Services	5	1,339,005	17.9%	20,096	23.0%
Fitness	1	45,000	0.6%	875	1.0%
Freight	1	390,486	5.2%	1,913	2.2%
Gas/Convenience	19	54,521	0.7%	1,770	2.0%
Healthcare	5	444,109	5.9%	6,285	7.2%
Home Maintenance	7	1,986,513	26.6%	10,679	12.2%
Pharmacy	20	274,130	3.7%	5,850	6.7%
Quick Service Restaurant	49	187,416	2.5%	6,145	7.0%
Refrigerated Warehousing	9	1,407,166	18.8%	12,722	14.5%
Retail Banking	42	221,677	3.0%	5,976	6.8%
Specialty Retail	8	152,245	2.0%	1,956	2.2%
Supermarket	1	44,549	0.6%	618	0.7%
	239	7,473,631	100.0%	$87,477	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2013:

State	Number of Properties	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	5	687,774	9.2%	$3,823	4.4%
Arkansas	6	54,620	0.8%	662	0.8%
Colorado	3	25,130	0.4%	504	0.6%
Connecticut	1	19,097	0.2%	305	0.3%
District of Columbia	1	2,745	0.0%	214	0.2%
Florida	12	83,409	1.2%	2,235	2.5%
Georgia	25	1,584,286	21.2%	12,869	14.7%
Idaho	1	8,000	0.2%	84	0.1%
Illinois	30	359,408	4.8%	6,248	7.1%
Indiana	4	24,490	0.3%	490	0.6%
Iowa	4	21,788	0.3%	585	0.7%
Kentucky	4	113,269	1.4%	1,201	1.4%
Louisiana	8	69,761	0.9%	976	1.1%
Maryland	1	1,800	0.0%	141	0.2%
Massachusetts	1	13,905	0.2%	387	0.4%
Michigan	9	109,394	1.5%	1,465	1.7%
Minnesota	4	311,317	4.2%	2,882	3.3%
Mississippi	5	75,537	1.0%	1,016	1.2%
Missouri	6	130,466	1.7%	1,368	1.5%
New Jersey	5	567,416	7.6%	13,184	15.1%
New York	2	99,848	1.3%	1,527	1.7%
North Carolina	13	859,583	11.5%	8,011	9.2%
North Dakota	1	24,310	0.3%	299	0.3%
Ohio	34	139,007	1.9%	4,280	4.9%
Oklahoma	1	14,490	0.2%	380	0.4%
Pennsylvania	13	54,066	0.7%	2,501	2.9%
South Carolina	6	819,325	11.0%	5,743	6.6%
South Dakota	1	21,662	0.3%	220	0.3%
Tennessee	14	192,966	2.6%	2,064	2.4%
Texas	9	130,892	1.7%	2,313	2.6%
Utah	1	395,787	5.3%	3,413	3.9%
Virginia	6	32,831	0.4%	417	0.5%
Wisconsin	2	410,692	5.5%	5,375	6.1%
Wyoming	1	14,560	0.2%	295	0.3%
Total	239	7,473,631	100.0%	$87,477	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$81,876
2015	83,052
2016	83,961
2017	84,826
2018	81,738
2019	83,126
2020	77,362
2021	74,099
2022	70,338
2023	69,709
Thereafter	272,944
$1,063,031
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2014	—	$—	—%	—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	28	3,692	4.2%	168,899	2.3%
2018	4	326	0.4%	13,501	0.2%
2019	1	3,970	4.6%	389,377	5.2%
2020	1	3,413	3.9%	395,787	5.3%
2021	3	7,287	8.3%	798,536	10.7%
2022	2	176	0.2%	15,000	0.2%
2023	26	5,153	5.9%	347,828	4.7%
	65	$24,017	27.5%	2,128,928	28.6%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists the tenants whose square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio square footage or annualized rental income on a straight-line basis as of December 31, 2013:

Tenant	Industry	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
Americold	Refrigerated Warehousing	9	1,407,166	18.8%	Sep. 2027	13.8	3 to 4 five-year options	$12,722	14.5%
Home Depot	Home Maintenance	2	1,315,200	17.6%	Jan. 2027	13.1	3 five-year options	5,990	6.8%
American Express Travel Related Services	Financial Services	2	785,164	10.5%	Various	6.1	6 five-year options	7,383	8.5%
Merrill Lynch	Financial Services	3	553,841	7.4%	Nov. 2024	10.9	3 five-year options	12,713	14.5%
_____________________

(1)	Remaining lease term in years as of December 31, 2013, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentrations of these properties are summarized below:
Home Depot - Birmingham, AL
Home Depot - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: "HD"), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2013, the tenant has 13.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $3.1 million and contains three five-year renewal options.
Home Depot - Valdosta, GA
Home Depot - Valdosta, GA is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: "HD"), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2013, the tenant has 13.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $2.9 million and contains three five-year renewal options.
American Express Travel Related Services - Salt Lake City, UT
American Express Travel Related Services - Salt Lake City, UT is a freestanding, single-tenant office building, comprised of 395,787 total rentable square feet and is 100.0% leased to American Express Travel Related Services Company, Inc., a wholly owned subsidiary of American Express Company (NYSE: "AXP"). As of December 31, 2013, the tenant has 6.3 years remaining on its lease which expires in March 2020. The lease has annualized rental income on a straight-line basis of $3.4 million and contains five five-year renewal options.
American Express Travel Related Services - Greensboro, NC
American Express Travel Related Services - Greensboro, NC is a freestanding, single-tenant office building, comprised of 389,377 total rentable square feet and is 100.0% leased to American Express Travel Related Services Company, Inc., a wholly owned subsidiary of American Express Company (NYSE: "AXP"). As of December 31, 2013, the tenant has 6.0 years remaining on its lease which expires in December 2019. The lease has annualized rental income on a straight-line basis of $4.0 million and contains five five-year renewal options.

United Health - Howard, WI
United Health - Howard, WI is a freestanding, single-tenant office building, comprised of 400,000 total rentable square feet and is 100.0% leased to United Healthcare Services, Inc. As of December 31, 2013, the tenant has 7.5 years remaining on its lease which expires in June 2021. The lease has annualized rental income on a straight-line basis of $5.3 million and contains three five-year renewal options.
New Breed Logistics - Hanahan, SC
New Breed Logistics - Hanahan, SC is a freestanding, single-tenant distribution facility, comprised of 390,486 total rentable square feet and is 100.0% leased to New Breed Logistics of South Carolina, LLC. As of December 31, 2013, the tenant has 7.8 years remaining on its lease which expires in November 2021. The lease has annualized rental income on a straight-line basis of $1.9 million and contains two five-year renewal options.
Merrill Lynch - 1400 Merrill Lynch Drive - Hopewell, NJ
Merrill Lynch - 1400 Merrill Lynch Drive - Hopewell, NJ is a freestanding, single-tenant office building, comprised of 327,278 total rentable square feet and is 100.0% leased to Merrill Lynch, Pierce, Fenner & Smith Incorporated, a subsidiary of Bank of America Corporation (NYSE: "BAC"). As of December 31, 2013, the tenant has 10.9 years remaining on its lease which expires in November 2024. The lease has annualized rental income on a straight-line basis of $7.5 million and contains three five-year renewal options.
Property Financing
On December 23, 2013, we assumed a $8.8 million mortgage note payable in connection with our acquisition of the SAAB Sensis property. The mortgage note bears interest at a fixed effective interest rate of 6.01% and requires monthly payments of principal and interest with the remaining principal due at maturity in April 2025.
Item 3. Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of common stock are not traded on a national securities exchange. No public market currently exists for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. The per share purchase price in our IPO was up to $25.00 (including the maximum allowed to be charged for commissions and fees). Until the NAV pricing date, the purchase price per share for shares issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in our IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share or the NAV per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. This deemed value does not reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share or the NAV per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of February 28, 2014, we had 63.4 million shares of common stock outstanding held by a total of 33,413 stockholders.
Distributions
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
On April 9, 2013, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on the $25.00 price per share of common stock in our IPO.
Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. For tax purposes 86.7% of the amounts distributed by us during the period from January 22, 2013 (date of inception) to December 31, 2013 represented a return of capital and 13.3% represented ordinary dividend income.

Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. The following table reflects distributions declared, paid in cash and through the DRIP to common stockholders, excluding distributions related to unvested restricted shares and Class B Units (as defined below), for the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Total Distributions Declared
Period from January 22, 2013 (date of inception) to March 31, 2013	$—	$—	$—	$—
2nd Quarter, 2013	173	226	399	2,130
3rd Quarter, 2013	4,371	6,049	10,420	16,037
4th Quarter, 2013	10,304	14,154	24,458	25,933
Total	$14,848	$20,429	$35,277	$44,100
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain fees.
In connection with our Advisor's asset management services, we expect to issue (subject to periodic approval by the board of directors) performance-based restricted Class B Units in the OP ("Class B Units") to our Advisor. The Class B Units will be issued in an amount equal to the cost of our assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time we calculate NAV, to per share NAV. During the period from January 22, 2013 (date of inception) to December 31, 2013, our board of directors approved the issuance of 75,430 Class B Units to the Advisor in connection with this arrangement.
We also pay the Advisor acquisition and financing fees. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. During the period from January 22, 2013 (date of inception) to December 31, 2013, the Advisor did not waive any such fees incurred.
In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. The Advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to December 31, 2013. General and administrative expenses are presented net of costs absorbed by the Advisor, where applicable, on the consolidated statement of operations and comprehensive loss.
During the period from January 22, 2013 (date of inception) to December 31, 2013, cash used to pay our distributions was generated from proceeds from our IPO and shares issued pursuant to the DRIP. As we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from our IPO to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary or the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2013, we had 4,000 unvested restricted shares in the RSP.
Recent Sale of Unregistered Equity Securities
We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act, at a price of $22.50 for gross proceeds of $0.2 million during the period from January 22, 2013 (date of inception) to December 31, 2013, which was used to fund organizational and offering costs.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2013, we had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Selling commissions and dealer manager fees	$143,009
Other offering costs	30,950
Total offering costs	$173,959
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Total commissions paid to the Dealer Manager	$143,009
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,760
As of December 31, 2013, cumulative offering costs, excluding selling commissions and dealer manager fees, included $30.5 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of the end of our IPO, cumulative offering and related costs, excluding selling commissions and dealer manager fees, did not exceed the 2.0% threshold.
The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds received from the IPO. As of the end of our IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.
We expect to use substantially all of the net proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2013, we have used the net proceeds from our IPO to purchase 239 properties with an aggregate purchase price of $1.1 billion.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Under the SRP, stockholders may request that we repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair our capital or operations.
Until the NAV pricing date, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through the SRP, although if a stockholder sells back all of its shares, our board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one year requirement. In addition, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement as discussed below.
Prior to the NAV pricing date, the number of shares repurchased may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.78 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and

•
the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

Subject to limited exceptions, stockholders who request the repurchase of shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0%.
Commencing with the NAV pricing date, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. The repurchase of shares will occur on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). Purchases under the SRP will be limited in any calendar quarter to 1.25% of our NAV as of the last day of the previous calendar quarter, or approximately 5.0% of our NAV in any 12 month period. If we reach the 1.25% limit on repurchases during any quarter, we will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
Prior to our calculating the NAV, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Once we begin calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). The board of directors has the discretion to exempt shares purchased pursuant to the DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
			(In thousands)
Cumulative repurchase requests as of December 31, 2013 (1)	10	8,082	$202	$24.98
Value of shares issued pursuant to the DRIP			20,429
Excess			$20,227
_____________________________

(1)
Includes four unfulfilled repurchase requests consisting of 4,566 shares at a weighted-average repurchase price per share of $24.99, which were approved for repurchase as of December 31, 2013 and completed during the first quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data
The following selected financial data as of December 31, 2013 and for the period from January 22, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" below:

Balance sheet data (In thousands)	December 31, 2013
Total real estate investments, at cost	$1,147,072
Total assets	1,347,375
Mortgage note payable	8,830
Total liabilities	35,561
Total stockholders' equity	1,311,814

Operating data (In thousands, except share and per share data)	Period from January 22, 2013 (date of inception) to December 31, 2013
Total revenues	$24,289
Operating expenses:
Property operating	2,794
Acquisition and transaction related	26,934
General and administrative	2,430
Depreciation and amortization	14,947
Total operating expenses	47,105
Operating loss	(22,816)
Other income (expense):
Interest expense	(485)
Interest income	107
Income from investment securities	2,272
Gain on sale of investment securities	125
Total other income, net	2,019
Net loss	$(20,797)
Other data:
Cash flows used in operations (1)	$(13,617)
Cash flows used in investing activities	(1,225,532)
Cash flows provided by financing activities	1,340,325
Per share data:
Basic and diluted net loss per share	$(0.72)
Distributions declared per share	$1.65
Basic and diluted weighted-average shares outstanding	28,954,769
_____________________________

(1)	Includes acquisition and transaction related expenses of $26.9 million incurred during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
American Realty Capital Trust V, Inc. (the "Company," "we," "our" or "us"), incorporated on January 22, 2013, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our initial public offering (our "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2013, we had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of December 31, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the date (the "NAV pricing date") on which we file our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of our IPO, the purchase price per share for shares issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in our IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to our net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV.
We were formed to acquire a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2013, we owned 239 properties with an aggregate purchase price of $1.1 billion, comprised of 7.5 million rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 12.1 years.
Substantially all of our business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. American Realty Capital Advisors V, LLC (the "Advisor") is our affiliated external advisor, which we have retained to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in its offering exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of our IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or records a direct write-off of the receivable in our consolidated statement of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Real Estate Investments
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
The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 4 to 24 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Results of Operations for Period from January 22, 2013 (date of inception) to December 31, 2013
Rental Income
Rental income was $21.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013. Rental income was driven by our acquisition and operation of 239 properties with an aggregate base purchase price of $1.1 billion, comprising 7.5 million rentable square feet which were 100.0% leased on a weighted-average basis as of December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue was $2.4 million for the period from January 22, 2013 (date of inception) to December 31, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses were $2.8 million for the period from January 22, 2013 (date of inception) to December 31, 2013. These costs primarily related to ground lease rent and real estate taxes on our properties.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the period from January 22, 2013 (date of inception) to December 31, 2013 were $26.9 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of 239 properties with an aggregate purchase price of $1.1 billion.
General and Administrative Expenses
General and administrative expenses of $2.4 million for the period from January 22, 2013 (date of inception) to December 31, 2013 primarily included board member compensation, insurance expense, state taxes and professional fees. General and administrative expense includes costs absorbed by our Advisor of $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense of $14.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013 related to the properties acquired since we commenced active operations on April 29, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense for the period from January 22, 2013 (date of inception) to December 31, 2013 of $0.5 million related to interest, unused fees and amortization of deferred financing costs associated with our revolving credit facility and mortgage note payable.

Income from Investments
Income from investments for the period from January 22, 2013 (date of inception) to December 31, 2013 of $2.3 million related to income earned on our investments in redeemable preferred stock and senior notes.
Other Income
Other income of $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013 related to interest earned on our cash and cash equivalents, which was $101.2 million as of December 31, 2013. We had no other income during the period from January 22, 2013 (date of inception) to December 31, 2013.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013 resulted from selling an investment in common stock that we held.
Cash Flows for the Period from January 22, 2013 (date of inception) to December 31, 2013
During the period from January 22, 2013 (date of inception) to December 31, 2013, we had cash flows used in operating activities of $13.6 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from January 22, 2013 (date of inception) to December 31, 2013 include $26.9 million of acquisition costs. Cash flows during the period from January 22, 2013 (date of inception) to December 31, 2013 included a net loss adjusted for non-cash items of $5.6 million (net loss of $20.8 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, share based compensation and gain on sale of investments, of $15.2 million), an increase in prepaid and other assets of $14.5 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $5.2 million in accounts payable and accrued expenses and an increase of $1.2 million in deferred rent.
The net cash used in investing activities during the period from January 22, 2013 (date of inception) to December 31, 2013 of $1.2 billion related to the acquisition of 239 properties with an aggregate purchase price of $1.1 billion, payments for investment securities of $116.6 million and deposits for real estate acquisitions of $33.0 million. These cash outflows were partially offset by proceeds from investment securities of $51.2 million.
Net cash provided by financing activities of $1.3 billion during the period from January 22, 2013 (date of inception) to December 31, 2013, consisted primarily of proceeds from the issuance of common stock of $1.5 billion. These cash flows were partially offset by payments related to offering costs of $173.7 million, cash distributions of $14.9 million, payments of financing costs of $8.2 million and common stock repurchases of $0.1 million.
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2013, we had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
We purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2013, we owned 239 properties with an aggregate purchase price of $1.1 billion. We expect to utilize the remaining net proceeds from our IPO and proceeds from secured financings to complete future property acquisitions.
As of December 31, 2013, we had cash and cash equivalents of $101.2 million. Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, capital needs for property acquisitions will be met through the remaining proceeds from our IPO, as well as proceeds from secured financings and our Credit Facility (defined below). We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from secured mortgage debt, our credit facility or unsecured financings. Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2013, we had an $8.8 million mortgage note payable outstanding and no borrowings outstanding under our Credit Facility.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a revolving credit facility (the "Credit Facility") which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, we entered into arrangements that increased the commitments under the Credit Facility to $455.0 million as of December 31, 2013. During February 2014, we increased the commitments under the Credit Facility to $630.0 million and drew $333.0 million on the Credit Facility to partially fund acquisition activity.
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
Our board of directors has adopted a share repurchase program (the "SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds received from the DRIP in any given quarter.
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2013 (1)	10	8,082	$24.98
_____________________________

(1)
Includes four unfulfilled repurchase requests consisting of 4,566 shares at a weighted-average repurchase price per share of $24.99, which were approved for repurchase as of December 31, 2013 and completed during the first quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet.

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Thus, we will not continuously purchase assets. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from the disposition of assets as items which are unrealized and may not ultimately be realized, or which are otherwise not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. There may be inadequate proceeds from the sale of shares in our IPO to pay and reimburse, as applicable, the Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing (unless and until we calculate NAV) where the price of a share of common stock is a stated value and there is no NAV determination until a period after the close of the IPO. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the acquisition stages is complete and NAV is disclosed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
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

	Three Months Ended			Nine Months Ended December 31, 2013
(In thousands)	June 30, 2013	September 30, 2013	December 31, 2013
Net loss (in accordance with GAAP)	$(215)	$(17,014)	$(3,539)	$(20,768)
Depreciation and amortization	19	770	14,158	14,947
FFO	(196)	(16,244)	10,619	(5,821)
Acquisition fees and expenses (1)	112	18,159	8,663	26,934
Amortization of above or below market leases and liabilities (2)	—	(5)	(17)	(22)
Straight-line rent (3)	—	(94)	(1,422)	(1,516)
Gain on sale of investments			(125)	(125)
MFFO	$(84)	$1,816	$17,718	$19,450
_________________

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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the period from January 22, 2013 (date of inception) to December 31, 2013, distributions paid to common stockholders totaled $35.3 million, inclusive of $20.4 million of distributions for shares of common stock that were reinvested in shares issued pursuant the DRIP.  During the period from January 22, 2013 (date of inception) to December 31, 2013, cash used to pay distributions was generated from funds received from property operating results, proceeds from our IPO and shares issued pursuant to the DRIP.
The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended						Nine Months Ended December 31, 2013
	June 30, 2013		September 30, 2013		December 31, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions (1):
Distributions paid in cash	$173		$4,371		$10,304		$14,848
Distributions reinvested	226		6,049		14,154		20,429
Total distributions	$399		$10,420		$24,458		$35,277

Source of distribution coverage:
Cash flows provided by operations (2)	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from issuances of common stock	173	43.4%	4,371	41.9%	10,304	42.1%	14,848	42.1%
Common stock issued pursuant to the DRIP / offering proceeds	226	56.6%	6,049	58.1%	14,154	57.9%	20,429	57.9%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$399	100.0%	$10,420	100.0%	$24,458	100.0%	$35,277	100.0%

Cash flows used in operations (GAAP basis) (2)	$(112)		$(13,382)		$(123)		$(13,617)
Net loss (in accordance with GAAP)	$(215)		$(17,014)		$(3,539)		$(20,768)
_____________________

(1)
Excludes distributions on unvested restricted stock and Class B Units, which are included in general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

(2)	Cash flows used in operations for the nine months ended December 31, 2013 include acquisition and transaction related expenses of $26.9 million.

The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares and Class B Units, to cumulative net loss (in accordance with GAAP) for the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Distributions paid:
Common stockholders in cash	$14,848
Common stockholders pursuant to DRIP/offering proceeds	20,429
Total distributions paid	$35,277

Reconciliation of net loss:
Revenues	$24,289
Acquisition and transaction related	(26,934)
Depreciation and amortization	(14,947)
Other operating expenses	(5,224)
Other non-operating income, net	2,019
Net loss (in accordance with GAAP) (1)	$(20,797)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share was $18.82. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per common share.
Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount our stockholder would receive per share if we were to liquidate at this time.
Loan Obligations
The payment terms of our mortgage loan obligation require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreement stipulates that we comply with specific reporting covenants. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreement.
As of December 31, 2013, we had non-recourse mortgage indebtedness of $8.8 million which was collateralized by one property. Our mortgage indebtedness bore interest at an effective interest rate of 6.01% per annum and had a maturity date of April 2025. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including future advances under our Credit Facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 0.8% (total secured debt divided by the base purchase price of acquired real estate investments) as of December 31, 2013.
Contractual Obligations
The following table reflects contractual debt obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2013. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage note payable	$8,830	$311	$678	$764	$7,077
Interest on mortgage notes payable	4,493	515	973	887	2,118
Interest on revolving credit facility	4,302	1,153	2,309	840	—
Lease rental payments due	10,450	824	1,662	1,662	6,302
	$28,075	$2,803	$5,622	$4,153	$15,497
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify, and continue to qualify, for taxation as a REIT, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP was amended on December 31, 2013 to provide for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

Off-Balance Sheet Arrangements
On September 23, 2013, we entered into the Credit Agreement relating to a new revolving credit facility which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," we may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, we entered into arrangements that increased the commitments under the Credit Facility to $455.0 million as of December 31, 2013. The Credit Facility will mature on September 23, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. As of December 31, 2013, we had no outstanding borrowings under the Credit Facility. During February 2014, we increased the commitments under the Credit Facility to $630.0 million and drew $333.0 million on the Credit Facility to partially fund acquisition activity.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.
As of December 31, 2013, our debt included a fixed-rate secured mortgage financing with a carrying value and fair value of $9.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.8 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-26 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from January 22, 2013 (date of inception) to December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (1)	Amended and Restated Exclusive Dealer Manager Agreement, dated as of April 9, 2013, among the Company, American Realty Capital Advisors V, LLC and Realty Capital Securities, LLC
1.2 (2)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
2.1 (3)†	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013
2.2 (4)†	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC dated as of August 8, 2013
2.3 (5)
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

2.4 (5)
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

2.5 (5)
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

3.1 (1)	Articles of Amendment and Restatement
3.2 (1)	Second Amended and Restated Bylaws
3.3 (1)	Articles of Amendment, dated April 10, 2013
3.4 (1)	Articles of Amendment, dated April 14, 2013
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 4, 2013
4.2 *	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of December 31, 2013
10.1 (1)	Amended and Restated Subscription Escrow Agreement, dated as of May 7, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 (6)	Amended and Restated Advisory Agreement, dated as of June 5, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Advisors V, LLC
10.3 (1)	Property Management and Leasing Agreement, dated as of April 4, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Properties V, LLC
10.4 (1)	Employee and Director Incentive Restricted Share Plan of the Company
10.5 (1)	Valuation Services Agreement between the Company and Duff & Phelps, LLC, dated April 4, 2013
10.6 (1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company
10.7 (1)
Amended and Restated Agreement for Purchase and Sale of Real Property, dated July 2, 2012, by and between Ladder Capital Finance LLC and RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC

Exhibit No.	Description
10.8 (1)	Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 19, 2012, by and between Ladder Capital Finance LLC and AR Capital, LLC
10.9 (1)
First Amendment to Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 26, 2012, by and between Ladder Capital Finance LLC, AR Capital, LLC and Commonwealth Land Title Insurance Corporation

10.10 (1)
First Amendment to Amended and Restated Agreement for Purchase and Sale, dated August 21, 2012, by and among, RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC and AR Capital, LLC

10.11 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and First City South, LLC
10.12 (7)	Agreement for Purchase and Sale of Immovable Property by and between AR Capital, LLC and AZO Cut Off, LLC
10.13 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC, Sullivan DG, L.L.C. and Plank DG, L.L.C.
10.14 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and AMIGOS 3, LLC
10.15 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Lucinda Rae Marino, 1975-Survivors Trust (Van Leer) and 1975-Marital Trust (Bainbridge)
10.16 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Midwest V
10.17 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and The Overland Group
10.18 (5)	Credit Agreement, dated as of September 23, 2013, among American Realty Capital Operating Partnership V, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.19 *†	First Amendment to Credit Agreement, dated as of November 22, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.20 *†	Second Amendment to Credit Agreement, dated as of December 19, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
14.1 (1)	Code of Ethics
21.1 (1)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Annual Report on Form 10-K for the period from January 22, 2013 (date of inception) to December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

____________________
*     Filed herewith.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on May 13, 2013.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 filed with the SEC on March 6, 2013.

(3)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on October 29, 2013.

(4)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on November 13, 2013.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 14, 2013.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11filed with the SEC on July 17, 2013.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.
By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer, Treasurer, Secretary and Director	March 7, 2014
Edward M. Weil, Jr.

/s/ Nicholas A. Radesca	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014
Nicholas A. Radesca

/s/ David Gong	Lead Independent Director	March 7, 2014
David Gong

/s/ Robert Burns	Independent Director	March 7, 2014
Robert Burns

/s/ Stanley Perla	Independent Director	March 7, 2014
Stanley Perla

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Realty Capital Trust V, Inc.

We have audited the accompanying consolidated balance sheet of American Realty Capital Trust V, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from January 22, 2013 (date of inception) to December 31, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust V, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from January 22, 2013 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 7, 2014

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

December 31, 2013
ASSETS
Real estate investments, at cost:
Land	$147,899
Buildings, fixtures and improvements	868,700
Acquired intangible lease assets	130,473
Total real estate investments, at cost	1,147,072
Less: accumulated depreciation and amortization	(14,947)
Total real estate investments, net	1,132,125
Cash and cash equivalents	101,176
Investment securities, at fair value	58,566
Deposits for real estate acquisitions	33,035
Prepaid expenses and other assets	14,584
Deferred costs, net	7,889
Total assets	$1,347,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$8,830
Mortgage premium, net	334
Below-market lease liabilities, net	909
Accounts payable and accrued expenses	15,447
Deferred rent	1,216
Distributions payable	8,825
Total liabilities	35,561
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 62,985,937 shares issued and outstanding as of December 31, 2013	630
Additional paid-in capital	1,383,066
Accumulated other comprehensive loss	(6,981)
Accumulated deficit	(64,901)
Total stockholders' equity	1,311,814
Total liabilities and stockholders' equity	$1,347,375

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

For the Period from January 22, 2013 (date of inception) to December 31, 2013
Revenues:
Rental income	$21,892
Operating expense reimbursements	2,397
Total revenues	24,289

Operating expenses:
Property operating	2,794
Acquisition and transaction related	26,934
General and administrative	2,430
Depreciation and amortization	14,947
Total operating expenses	47,105
Operating loss	(22,816)
Other income (expense):
Interest expense	(485)
Interest income	107
Income from investment securities	2,272
Gain on sale of investment securities	125
Total other income, net	2,019
Net loss	$(20,797)

Other comprehensive loss:
Unrealized loss on investment securities	(6,981)
Comprehensive loss	$(27,778)

Basic and diluted weighted-average shares outstanding	28,954,769
Basic and diluted net loss per share	$(0.72)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from January 22, 2013 (date of inception) to December 31, 2013
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, January 22, 2013 (date of inception)	—	$—	$—	$—	$—	$—
Issuances of common stock	62,124,433	621	1,536,670	—	—	1,537,291
Common stock offering costs, commissions and dealer manager fees	—	—	(173,959)	—	—	(173,959)
Common stock issued through distribution reinvestment plan	860,139	9	20,420	—	—	20,429
Common stock repurchases	(8,082)	—	(202)	—	—	(202)
Share-based compensation	9,447	—	137	—	—	137
Distributions declared	—	—	—	—	(44,104)	(44,104)
Net loss	—	—	—	—	(20,797)	(20,797)
Other comprehensive loss	—	—	—	(6,981)	—	(6,981)
Balance, December 31, 2013	62,985,937	$630	$1,383,066	$(6,981)	$(64,901)	$1,311,814

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

For the Period from January 22, 2013 (date of inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(20,797)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	12,077
Amortization of intangible lease assets	2,870
Amortization of deferred financing costs	291
Accretion of below-market lease liabilities	(22)
Share-based compensation	137
Gain on sale of investment securities	(125)
Changes in assets and liabilities:
Prepaid expenses and other assets	(14,457)
Accounts payable and accrued expenses	5,193
Deferred rent	1,216
Net cash used in operating activities	(13,617)
Cash flows from investing activities:
Investment in real estate and other assets	(1,127,075)
Deposits for real estate acquisitions	(33,035)
Proceeds from investment securities	51,160
Payments for purchase of investment securities	(116,582)
Net cash used in investing activities	(1,225,532)
Cash flows from financing activities:
Payments of deferred financing costs	(8,180)
Proceeds from issuances of common stock	1,537,164
Payments of offering costs and fees related to stock issuances	(173,721)
Common stock repurchases	(88)
Distributions paid	(14,850)
Net cash provided by financing activities	1,340,325
Net change in cash and cash equivalents	101,176
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$101,176

Supplemental Disclosures:
Cash paid for interest	$178
Cash paid for taxes	1

Non-Cash Investing and Financing Activities:
Proceeds from mortgage note payable used to acquire investments in real estate	$8,830
Premium on mortgage note payable	334
Common stock issued through distribution reinvestment plan	20,429
Real estate investments financed through accounts payable	9,902

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 — Organization
American Realty Capital Trust V, Inc. (the "Company"), incorporated on January 22, 2013, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed on October 31, 2013. As of December 31, 2013, the Company had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of December 31, 2013, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the date (the "NAV pricing date") on which the Company files its second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) the Company's acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of the IPO, the purchase price per share for shares issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in the IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter or per share NAV.
The Company was formed to acquire a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of December 31, 2013, the Company owned 239 properties with an aggregate purchase price of $1.1 billion, comprised of 7.5 million rentable square feet which were 100.0% leased with a weighted-average remaining lease term of 12.1 years.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company has no employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, and, as a result of which, they are related parties of the Company. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OP and its wholly-owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where approval, veto or other important rights have been granted to the non-controlling shareholders. All inter-company accounts and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet. There are no properties held for sale as of December 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangibles assets related to customer relationships, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately four to 24 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Intangible assets and acquired lease liabilities, as applicable, consist of following:

(In thousands)	December 31, 2013
Intangible assets:
In-place leases, net of accumulated amortization of $2,870 at December 31, 2013	$127,223
Above-market leases, net of accumulated amortization of $0 at December 31, 2013	380
Total intangible lease assets, net	$127,603
Intangible liabilities:
Below-market leases, net of accumulated accretion of $22 at December 31, 2013	$909
Total intangible lease liabilities, net	$909
The following table provides the weighted-average amortization and accretion periods as of December 31, 2013 for intangible assets and liabilities, as applicable, and the projected amortization expense and adjustments to rental income for the next five years:

(In thousands)	Weighted-Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	12.4 years	$11,823	$11,823	$11,823	$11,823	$10,772

Above-market lease assets	10.0 years	$38	$38	$38	$38	$38
Below-market lease liabilities	13.3 years	(70)	(70)	(70)	(70)	(70)
Total to be included in rental income		$(32)	$(32)	$(32)	$(32)	$(32)
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2013 the Company had deposits of $101.2 million of which $100.4 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statement of operations and comprehensive loss. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. The SRP permits stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Until the NAV pricing date, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to the Company through the SRP, although if a stockholder sells back all of its shares, the Company's board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one year requirement. In addition, upon the death or disability of a stockholder, upon request, the Company will waive the one-year holding requirement as discussed below.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Prior to the NAV pricing date, the number of shares repurchased may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.78 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and

•
the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0%.
Commencing with the NAV pricing date, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. The repurchase of shares will occur on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). Purchases under the SRP will be limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
Prior to the NAV pricing date, upon the death or disability of a stockholder, upon request, the Company will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Following the NAV pricing date, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the greater of the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock). The board of directors has the discretion to exempt shares purchased pursuant to the DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, the Company may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2013 (1)	10	8,082	$24.98
_____________________________

(1)
Includes four unfulfilled repurchase requests consisting of 4,566 shares at a weighted-average repurchase price per share of $24.99, which were approved for repurchase as of December 31, 2013 and completed during the first quarter of 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheet in the period distributions are declared. During the period from January 22, 2013 (date of inception) to December 31, 2013, the Company issued 0.9 million shares of common stock with a value of $20.4 million and a par value per share of $0.01 under the DRIP.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.
The Company records all derivatives on the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statement of operations.
Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statement of operations in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company continually reviews receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statement of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues. Management evaluates the operating performance of the Company's investments in real estate on an individual property level.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the period from January 22, 2013 (date of inception) to December 31, 2013:

(Dollar amounts in thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Real estate investments, at cost:
Land	$147,899
Buildings, fixtures and improvements	868,700
Total tangible assets	1,016,599
Acquired intangibles:
In-place leases	130,093
Above-market lease assets	380
Below-market lease liabilities	(931)
Total intangibles	129,542
Total assets acquired, net	1,146,141
Mortgage note payable assumed	(8,830)
Premium on mortgage assumed	(334)
Real estate investments financed through accounts payable	(9,902)
Cash paid for acquired real estate investments, at cost	$1,127,075
Number of properties purchased	239
Real estate investments, at cost of $795.2 million have been provisionally assigned to land, buildings, fixtures and improvements and in-place lease intangibles pending receipt of the final appraisals and/or other information being prepared by a third-party specialist.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents unaudited pro forma information as if the acquisitions during the period from January 22, 2013 (date of inception) to December 31, 2013 had been consummated on January 22, 2013 (date of inception):

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Pro forma revenues	$89,817
Pro forma net income	$4,442
As of December 31, 2013, the Company had deposits for potential acquisitions of $33.0 million which are included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$81,876
2015	83,052
2016	83,961
2017	84,826
2018	81,738
Thereafter	647,578
$1,063,031
The following table lists the tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2013:

Tenant	December 31, 2013
Americold	14.5%
Merrill Lynch	14.5%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2013:

State	December 31, 2013
Georgia	14.7%
New Jersey	15.1%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Inland Portfolio Acquisition
On August 8, 2013 the Company's Sponsor entered into an equity interest purchase agreement (the "Agreement") with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 entities owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs. Of the 67 entities, the equity interests of 42 entities (the "Inland Portfolio") will be acquired by the Company from Inland for a purchase price of approximately $1.5 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired by the Company and other entities sponsored directly or indirectly by the Company's Sponsor from Inland. The Inland Portfolio is comprised of 244 properties. As of December 31, 2013, the Company had closed on 48 of the 244 properties for a total purchase price of $507.3 million, exclusive of closing costs. As of March 6, 2014, the Company has closed on 83 of the 244 properties for a total purchase price of $768.8 million.
Note 4 — Investment Securities
As of December 31, 2013, the Company has investments in redeemable preferred stock and senior notes, with an aggregate fair value of $58.6 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of stockholders' equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2013:

	December 31, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$65,547	$—	$(6,981)	$58,566
Unrealized losses as of December 31, 2013 were considered temporary and therefore no impairment was recorded during the period from January 22, 2013 (date of inception) to December 31, 2013.
During the fourth quarter of 2013, the Company sold an investment in common stock with a cost basis of $0.4 million for $0.5 million resulting in a realized gain on sale of investment securities of $0.1 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 28.8 years and a weighted-average interest rate of 5.6% as of December 31, 2013.
Note 5 — Revolving Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a new revolving credit facility (the "Credit Facility") which provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, the Company entered into arrangements that increased the commitments under the Credit Facility to $455.0 million as of December 31, 2013. During February 2014, the Company increased the commitments under the Credit Facility to $630.0 million and drew $333.0 million on the Credit Facility to partially fund acquisition activity.
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
Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company's consolidated leverage ratio. The Credit Facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the Credit Facility exceeds or is equal to or less than 50.0% of the available facility, respectively.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company incurred $0.2 million in unused borrowing fees during the period from January 22, 2013 (date of inception) to December 31, 2013. The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2013, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 6 — Mortgage Note Payable
On December 23, 2013, the Company assumed a $8.8 million mortgage note payable in connection with its acquisition of the SAAB Sensis property. The mortgage note bears interest at a fixed effective interest rate of 6.01% and requires monthly payments of principal and interest with the remaining principal due at maturity in April 2025.
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage note payable subsequent to December 31, 2013:

(In thousands)	Future Principal Payments
2014	$311
2015	329
2016	349
2017	371
2018	393
Thereafter	7,077
$8,830
The Company's mortgage note payable agreement requires the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2013, the Company was in compliance with the financial covenants under the mortgage note payable agreement.
Note 7 — Fair Value of Financial Instruments
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
The Company has investments in redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Investment securities	$58,566	$—	$—	$58,566
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the period from January 22, 2013 (date of inception) to December 31, 2013.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheet as of December 31, 2013 are reported below.

		Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013
Mortgage note payable and premium, net	3	$9,164	$9,164
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Common Stock
As of December 31, 2013, the Company had 63.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $1.6 billion.
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
Note 9 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$824
2015	827
2016	835
2017	840
2018	822
Thereafter	6,302
$10,450

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Note 10 — Related Party Transactions and Arrangements
As of December 31, 2013, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.
Fees Paid in Connection with the IPO
The Dealer Manager received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer was permitted to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of common stock (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013	Payable as of December 31, 2013
Total commissions and fees from the Dealer Manager	$143,009	$2
The Advisor and its affiliates receive compensation and expense reimbursements for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of December 31, 2013. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the period presented:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013	Payable as of December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$30,482	$226
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of the end of the IPO, cumulative offering and related costs, excluding selling commissions and dealer manager fees, did not exceed the 2.0% threshold.
The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received from the IPO. As of the end of the IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
In connection with the asset management services provided by the Advisor, the Company issues and expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company, or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of our board of directors before the economic hurdle described above has been met.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Class B Units will be issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of December 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the period from January 22, 2013 (date of inception) to December 31, 2013, the board of directors approved the issuance of 75,430 Class B Units to the Advisor in connection with this arrangement.
Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized over three months and are included in general and administrative expenses on the consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the period presented:

	Period from January 22, 2013 (date of inception) to December 31, 2013		Payable as of
(In thousands)	Incurred	Forgiven	December 31, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$13,126	$—	$—
Financing coordination fees	3,479	—	—
Transaction fees	4,423	—	2,630
Ongoing fees:
Strategic advisory fees	920	—	—
Distributions on Class B Units	71	—	71
Total related party operation fees and reimbursements	$22,019	$—	$2,701
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the period from January 22, 2013 (date of inception) to December 31, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to December 31, 2013. General and administrative expenses are presented net of costs absorbed by the Advisor, where applicable, on the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
If the common stock of the Company is listed on a national stock exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
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
Note 11 — Economic Dependency
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary or the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the period from January 22, 2013 (date of inception) to December 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 22, 2013 (date of inception)	—	$—
Granted	5,333	22.50
Vested	(1,333)	22.50
Unvested, December 31, 2013	4,000	$22.50
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $44,000 for the period from January 22, 2013 (date of inception) to December 31, 2013 and is recorded to general and administrative expenses in the accompanying consolidated statement of operations.
As of December 31, 2013, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.3 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

(Dollar amounts in thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Value of shares issued in lieu of cash	$93
Shares issued in lieu of cash	4,114

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the period from January 22, 2013 (date of inception) to December 31, 2013:

Period from January 22, 2013 (date of inception) to December 31, 2013
Net loss (in thousands)	$(20,797)
Basic and diluted weighted-average shares outstanding	28,954,769
Basic and diluted net loss per share	$(0.72)
The following common stock equivalents as of December 31, 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

December 31, 2013
Unvested restricted stock	4,000
OP Units	90
Class B Units	75,430
Total common stock equivalents	79,520
Note 14 – Quarterly Results (Unaudited)
The Company had a net loss of approximately $29,000 during the period from January 22, 2013 (date of inception) to March 31, 2013 and 8,888 basic and diluted weighted-average shares outstanding as of March 31, 2013. Presented below is a summary of the unaudited quarterly financial information for the period from April 1, 2013 to December 31, 2013.

	Quarters Ended
(In thousands, except share and per share amounts)	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$35	$2,093	$22,161
Net loss	(215)	(17,014)	(3,539)
Basic and diluted weighted-average shares outstanding	5,173,574	38,295,114	62,329,506
Basic and diluted net loss per share	$(0.04)	$(0.44)	$(0.06)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Sales of Common Stock
As of February 28, 2014, the Company had 63.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $1.6 billion. As of February 28, 2014, the aggregate value of all shares outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Total capital raised to date from the IPO and the DRIP is as follows:

Source of Capital (In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013	January 1, 2014 to February 28, 2014	Total as of February 28, 2014
Common stock	$1,557,511	$10,351	$1,567,862

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2014 to March 6, 2014:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — December 31, 2013	239	$1,146,141	7,473,631
Acquisitions	49	291,040	3,340,553
Total portfolio — March 6, 2014	288	$1,437,181	10,814,184
_______________________________
(1) Contract purchase price, excluding acquisition related costs.
Mortgage Financings
From January 1, 2014 to March 6, 2014, the Company assumed $107.3 million of mortgage notes payable in connection with the property acquisitions during such period.
Investment Securities
From January 1, 2014 to March 6, 2014, the Company sold $7.3 million of investments in redeemable preferred stock and senior notes for a realized loss of $0.2 million.

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (3) (4)
Dollar General	Sullivan	MO	5/3/2013	$—	$146	$825	$—	$—	$971	$31
Dollar General	Mission	TX	4/29/2013	—	142	807	—	—	949	30
Walgreens	Pine Bluff	AR	7/8/2013	—	159	3,016	—	—	3,175	90
Dollar General II	Bogalusa	LA	7/12/2013	—	107	965	—	—	1,072	27
Dollar General II	Donaldsonville	LA	7/12/2013	—	97	871	—	—	968	24
Auto Zone	Cut Off	LA	7/16/2013	—	67	1,282	—	—	1,349	30
Dollar General III	Athens	MI	7/16/2013	—	48	907	—	—	955	21
Dollar General III	Fowler	MI	7/16/2013	—	49	940	—	—	989	22
Dollar General III	Hudson	MI	7/16/2013	—	102	922	—	—	1,024	22
Dollar General III	Muskegon	MI	7/16/2013	—	49	939	—	—	988	22
Dollar General III	Reese	MI	7/16/2013	—	150	848	—	—	998	20
BSFS I	Ft Myers	FL	7/18/2013	—	1,215	1,822	—	—	3,037	44
Dollar General IV	Bainbridge	GA	7/29/2013	—	233	700	—	—	933	16
Dollar General IV	Vanleer	TN	7/29/2013	—	78	705	—	—	783	16
Tractor Supply I	Vernon	CT	8/1/2013	—	358	3,220	—	—	3,578	64
Dollar General V	Meruax	LA	8/2/2013	—	708	1,315	—	—	2,023	31
Mattress Firm I	Tallahassee	FL	8/7/2013	—	1,015	1,241	—	—	2,256	29
Mattress Firm I	McDonough	GA	11/22/2013	—	185	1,663	—	—	1,848	8
Family Dollar I	Butler	KY	8/12/2013	—	126	711	—	—	837	17
Lowes I	Macon	GA	8/19/2013	—	—	8,420	—	—	8,420	132
Lowes I	Fayetteville	NC	8/19/2013	—	—	6,422	—	—	6,422	101
Lowes I	New Bern	NC	8/19/2013	—	1,812	10,269	—	—	12,081	161
Lowes I	Rocky MT	NC	8/19/2013	—	1,931	10,940	—	—	12,871	172
Lowes I	Aiken	SC	8/21/2013	—	1,764	7,056	—	—	8,820	111
O'Reilly Auto I	Maintowoc	WI	8/19/2013	—	85	761	—	—	846	14
Food Lion I	Charlotte	NC	8/19/2013	—	3,132	4,697	—	—	7,829	77
Family Dollar II	Danville	AR	8/22/2013	—	170	679	—	—	849	13
Walgreens II	Tucker	GA	8/23/2013	—	—	2,524	—	—	2,524	50
Dollar General VI	Natalbany	LA	8/23/2013	—	379	883	—	—	1,262	17
Dollar General VII	Gasburg	VA	8/23/2013	—	52	993	—	—	1,045	19
Family Dollar III	Challis	ID	8/27/2013	—	44	828	—	—	872	15
Chili's I	Lake Jackson	TX	8/30/2013	—	746	1,741	—	—	2,487	41
Chili's I	Victoria	TX	8/30/2013	—	813	1,897	—	—	2,710	45
CVS I	Anniston	AL	8/30/2013	—	472	1,887	—	—	2,359	38

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (3) (4)
Joe's Crab Shack I	Westminster	CO	8/30/2013	—	1,136	2,650	—	—	3,786	62
Joe's Crab Shack I	Houston	TX	8/30/2013	—	1,169	2,171	—	—	3,340	51
Tire Kingdom I	Lake Wales	FL	9/4/2013	—	556	1,296	—	—	1,852	25
Dollar General VIII	Stanleytown	VA	9/6/2013	—	185	1,049	—	—	1,234	20
Auto Zone II	Temple	VA	9/6/2013	—	569	854	—	—	1,423	16
Family Dollar IV	Oil City	LA	9/9/2013	—	76	685	—	—	761	13
Fresenius I	Montevalo	AL	9/12/2013	—	300	1,699	—	—	1,999	27
Dollar General IX	Mabelvale	AR	9/13/2013	—	38	723	—	—	761	14
Advance Auto I	Angola	IN	9/19/2013	—	35	671	—	—	706	9
Walgreens III	Lansing	MI	9/19/2013	—	216	4,099	—	—	4,315	61
Walgreens IV	Beaumont	TX	9/20/2013	—	499	1,995	—	—	2,494	30
CVS II	Holyoke	MA	9/19/2013	—	—	2,258	—	—	2,258	34
Arby's I	Hernando	MS	9/19/2013	—	624	1,455	—	—	2,079	26
Dollar General X	Greenwell	LA	9/24/2013	—	114	1,029	—	—	1,143	14
National Tire & Battery I	San Antonio	TX	9/24/2013	—	577	577	—	—	1,154	8
Circle K I	Burlington	IA	9/25/2013	—	224	523	—	—	747	7
Circle K I	Clinton	IA	9/25/2013	—	334	779	—	—	1,113	11
Circle K I	Muscatine	IA	9/25/2013	—	274	821	—	—	1,095	12
Circle K I	Aledo	IL	9/25/2013	—	427	1,709	—	—	2,136	24
Circle K I	Bloomington	IL	9/25/2013	—	316	586	—	—	902	8
Circle K I	Bloomington	IL	9/25/2013	—	395	592	—	—	987	8
Circle K I	Champaign	IL	9/25/2013	—	412	504	—	—	916	7
Circle K I	Galesburg	IL	9/25/2013	—	355	829	—	—	1,184	12
Circle K I	Jacksonville	FL	9/25/2013	—	351	818	—	—	1,169	11
Circle K I	Jacksonville	FL	9/25/2013	—	316	474	—	—	790	7
Circle K I	Mattoon	IL	9/25/2013	—	608	1,129	—	—	1,737	16
Circle K I	Morton	IL	9/25/2013	—	350	525	—	—	875	7
Circle K I	Paris	IL	9/25/2013	—	429	797	—	—	1,226	11
Circle K I	Staunton	IL	9/25/2013	—	467	1,867	—	—	2,334	26
Circle K I	Vandalia	IL	9/25/2013	—	529	983	—	—	1,512	14
Circle K I	Virden	IL	9/25/2013	—	302	1,208	—	—	1,510	17
Circle K I	Lafayette	IN	9/25/2013	—	401	746	—	—	1,147	10
Circle K I	Bedford	OH	9/25/2013	—	702	702	—	—	1,404	10
Circle K I	Streetsboro	OH	9/25/2013	—	540	540	—	—	1,080	8

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (3) (4)
Walgreens V	Oklahoma City	OK	9/27/2013	—	1,295	3,884	—	—	5,179	58
Walgreens VI	Gillette	WY	9/27/2013	—	1,198	2,796	—	—	3,994	42
FedEx I	Watertown	SD	9/30/2013	—	136	2,581	—	—	2,717	39
Tractor Supply II	Houghton	MI	10/3/2013	—	204	1,158	—	—	1,362	14
National Tire & Battery II	Mundelein	IL	10/4/2013	—	—	1,742	—	—	1,742	25
Tractor Supply III	Harland	KY	10/16/2013	—	248	2,232	—	—	2,480	18
Mattress Firm II	Knoxville	TN	10/18/2013	—	189	754	—	—	943	7
Dollar General XI	Greenville	MS	10/23/2013	—	192	769	—	—	961	7
Academy Sports I	Cape Girard	MO	10/29/2013	—	384	7,292	—	—	7,676	58
Talecris Plasma I	Eagle Pass	TX	10/29/2013	—	286	2,577	—	—	2,863	20
Amazon I	Winchester	KY	10/30/2013	—	362	8,070	—	—	8,432	69
Fresenius II	Montclair	NJ	10/31/2013	—	1,214	2,255	—	—	3,469	18
Fresenius II	Sharon Hill	PA	10/31/2013	—	345	1,956	—	—	2,301	15
Dollar General XII	Le Center	MN	11/1/2013	—	47	886	—	—	933	8
Dollar General XIII	Vidor	TX	11/7/2013	—	46	875	—	—	921	8
Advance Auto II	Bunnell	FL	11/7/2013	—	92	1,741	—	—	1,833	16
Advance Auto II	Washington	GA	11/7/2013	—	55	1,042	—	—	1,097	10
FedEx II	Leland	MS	11/12/2013	—	220	4,186	—	—	4,406	43
Burger King I	Algonquin	IL	11/14/2013	—	798	798	—	—	1,596	7
Burger King I	Antioch	IL	11/14/2013	—	706	471	—	—	1,177	4
Burger King I	Crystal Lake	IL	11/14/2013	—	541	232	—	—	773	2
Burger King I	Grayslake	IL	11/14/2013	—	582	476	—	—	1,058	4
Burger King I	Gurnee	IL	11/14/2013	—	931	931	—	—	1,862	9
Burger King I	McHenry	IL	11/14/2013	—	742	318	—	—	1,060	3
Burger King I	Lake Beach	IL	11/14/2013	—	1,273	1,042	—	—	2,315	10
Burger King I	Waukegan	IL	11/14/2013	—	611	611	—	—	1,222	6
Burger King I	Woodstock	IL	11/14/2013	—	869	290	—	—	1,159	3
Burger King I	Austintown	OH	11/14/2013	—	221	1,251	—	—	1,472	12
Burger King I	Beavercreek	OH	11/14/2013	—	410	761	—	—	1,171	7
Burger King I	Celina	OH	11/14/2013	—	233	932	—	—	1,165	9
Burger King I	Chardon	OH	11/14/2013	—	332	497	—	—	829	5
Burger King I	Chesterland	OH	11/14/2013	—	320	747	—	—	1,067	7
Burger King I	Cortland	OH	11/14/2013	—	118	1,063	—	—	1,181	10
Burger King I	Dayton	OH	11/14/2013	—	464	862	—	—	1,326	8

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (3) (4)
Burger King I	Fairborn	OH	11/14/2013	—	421	982	—	—	1,403	9
Burger King I	Girard	OH	11/14/2013	—	421	1,264	—	—	1,685	12
Burger King I	Greenville	OH	11/14/2013	—	248	993	—	—	1,241	9
Burger King I	Madison	OH	11/14/2013	—	282	845	—	—	1,127	8
Burger King I	Mentor	OH	11/14/2013	—	196	786	—	—	982	7
Burger King I	Niles	OH	11/14/2013	—	304	1,214	—	—	1,518	11
Burger King I	Royalton	OH	11/14/2013	—	156	886	—	—	1,042	8
Burger King I	Painesville	OH	11/14/2013	—	170	965	—	—	1,135	9
Burger King I	Poland	OH	11/14/2013	—	212	847	—	—	1,059	8
Burger King I	Ravenna	OH	11/14/2013	—	391	1,172	—	—	1,563	11
Burger King I	Salem	OH	11/14/2013	—	352	1,408	—	—	1,760	13
Burger King I	Trotwood	OH	11/14/2013	—	266	798	—	—	1,064	7
Burger King I	Twinsburg	OH	11/14/2013	—	458	850	—	—	1,308	8
Burger King I	Vandalia	OH	11/14/2013	—	182	728	—	—	910	7
Burger King I	Warren	OH	11/14/2013	—	176	997	—	—	1,173	9
Burger King I	Warren	OH	11/14/2013	—	168	1,516	—	—	1,684	14
Burger King I	Willoughby	OH	11/14/2013	—	394	920	—	—	1,314	8
Burger King I	Youngstown	OH	11/14/2013	—	300	901	—	—	1,201	8
Burger King I	Youngstown	OH	11/14/2013	—	186	1,675	—	—	1,861	15
Burger King I	Youngstown	OH	11/14/2013	—	147	1,324	—	—	1,471	12
Burger King I	Youngstown	OH	11/14/2013	—	370	1,481	—	—	1,851	14
Burger King I	Bethel Park	PA	11/14/2013	—	342	634	—	—	976	6
Burger King I	N Fayette	PA	11/14/2013	—	463	1,388	—	—	1,851	13
Burger King I	N Versailles	PA	11/14/2013	—	553	1,659	—	—	2,212	15
Burger King I	Columbiana	OH	11/14/2013	—	581	871	—	—	1,452	8
Dollar General XIV	Ft Smith	AR	11/20/2013	—	184	1,042	—	—	1,226	5
Dollar General XIV	Hot Springs	AR	11/20/2013	—	287	862	—	—	1,149	4
Dollar General XIV	Royal	AR	11/20/2013	—	137	777	—	—	914	4
Dollar General XV	Wilson	NY	11/20/2013	—	172	972	—	—	1,144	5
FedEx III	Bismarck	ND	11/25/2013	—	554	3,139	—	—	3,693	16
Dollar General XVI	LaFollette	TN	11/27/2013	—	43	824	—	—	867	4
Family Dollar V	Carrollton	MO	11/27/2013	—	37	713	—	—	750	3
Walgreens VIII	Bettendorf	IA	12/6/2013	—	1,398	3,261	—	—	4,659	16
CVS III	Detroit	MI	12/10/2013	—	447	2,533	—	—	2,980	13

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (3) (4)
Arby's II	Virginia	MN	12/23/2013	—	117	1,056	—	—	1,173		—
Mattress Firm III	Valdosta	GA	12/17/2013	—	169	1,522	—	—	1,691		—
Family Dollar VI	Kremling	CO	12/23/2013	—	194	778	—	—	972		—
Family Dollar VI	Walden	CO	12/10/2013	—	100	568	—	—	668		3
Citizens Bank I	Doylestown	PA	12/27/2013	—	588	1,373	—	—	1,961		—
Citizens Bank I	Lansdale	PA	12/27/2013	—	531	1,238	—	—	1,769		—
Citizens Bank I	Lima	PA	12/27/2013	—	1,376	1,682	—	—	3,058		—
Citizens Bank I	Philadelphia	PA	12/27/2013	—	473	2,680	—	—	3,153		—
Citizens Bank I	Philadelphia	PA	12/27/2013	—	412	2,337	—	—	2,749		—
Citizens Bank I	Philadelphia	PA	12/27/2013	—	321	2,889	—	—	3,210		—
Citizens Bank I	Philadelphia	PA	12/27/2013	—	388	1,551	—	—	1,939		—
Citizens Bank I	Richboro	PA	12/27/2013	—	642	1,193	—	—	1,835		—
Citizens Bank I	Wayne	PA	12/27/2013	—	1,923	1,923	—	—	3,846		—
American Tire Distributors I	Chatanooga	TN	9/30/2013	—	382	7,249	—	—	7,631	(5)	111
SAAB Sensis I	Syracuse	NY	12/23/2013	8,830	1,731	15,580	—	—	17,311	(5)	—
Merrill Lynch Pierce Fenner & Smith I	Hopewell	NJ	9/30/2013	—	1,854	40,257	—	—	42,111	(5)	538
Merrill Lynch Pierce Fenner & Smith I	Hopewell	NJ	9/30/2013	—	651	14,125	—	—	14,776	(5)	189
Merrill Lynch Pierce Fenner & Smith I	Hopewell	NJ	9/30/2013	—	3,619	78,581	—	—	82,200	(5)	1,049
Krystal Burgers Corporation I	Jacksonville	FL	9/30/2013	—	547	821	—	—	1,368	(5)	14
Krystal Burgers Corporation I	Columbus	GA	9/30/2013	—	136	1,220	—	—	1,356	(5)	21
Krystal Burgers Corporation I	Ft. Oglethorpe	GA	9/30/2013	—	185	1,051	—	—	1,236	(5)	19
Krystal Burgers Corporation I	Chatanooga	TN	9/30/2013	—	292	877	—	—	1,169	(5)	15
Krystal Burgers Corporation I	Cleveland	TN	9/30/2013	—	211	1,197	—	—	1,408	(5)	21
Krystal Burgers Corporation I	Madison	TN	9/30/2013	—	427	640	—	—	1,067	(5)	11
O'Charley's I	Lexington	KY	9/30/2013	—	675	1,574	—	—	2,249	(5)	28
O'Charley's I	Conyers	GA	9/30/2013	—	315	1,784	—	—	2,099	(5)	31
O'Charley's I	Southaven	MS	9/30/2013	—	756	1,405	—	—	2,161	(5)	25
O'Charley's I	Daphne	AL	9/30/2013	—	225	2,026	—	—	2,251	(5)	36
O'Charley's I	Kennesaw	GA	9/30/2013	—	225	2,022	—	—	2,247	(5)	36
O'Charley's I	Springfield	OH	9/30/2013	—	329	1,864	—	—	2,193	(5)	33
O'Charley's I	Murfreesboro	TN	9/30/2013	—	775	1,439	—	—	2,214	(5)	25
O'Charley's I	McDonough	GA	9/30/2013	—	322	1,823	—	—	2,145	(5)	32
O'Charley's I	Simpsonville	SC	9/30/2013	—	440	1,760	—	—	2,200	(5)	31

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (3) (4)
O'Charley's I	Grove City	OH	9/30/2013	—	436	1,745	—	—	2,181	(5)	31
O'Charley's I	Clarksville	TN	9/30/2013	—	858	1,287	—	—	2,145	(5)	23
O'Charley's I	Champaign	IL	9/30/2013	—	330	1,872	—	—	2,202	(5)	33
O'Charley's I	Columbus	OH	9/30/2013	—	329	1,862	—	—	2,191	(5)	33
O'Charley's I	Foley	AL	9/30/2013	—	331	1,875	—	—	2,206	(5)	33
O'Charley's I	Corydon	IN	9/30/2013	—	330	1,870	—	—	2,200	(5)	33
O'Charley's I	Salisbury	NC	9/30/2013	—	671	1,567	—	—	2,238	(5)	28
O'Charley's I	Carollton	GA	9/30/2013	—	672	1,568	—	—	2,240	(5)	28
O'Charley's I	Lake Charles	LA	9/30/2013	—	948	1,159	—	—	2,107	(5)	20
O'Charley's I	Hattiesburg	MS	9/30/2013	—	433	1,731	—	—	2,164	(5)	30
O'Charley's I	Greenfield	IN	9/30/2013	—	665	1,552	—	—	2,217	(5)	27
Walgreens VII	Monroe	MI	9/30/2013	—	1,212	2,827	—	—	4,039	(5)	42
Walgreens VII	St. Louis	MO	9/30/2013	—	955	2,228	—	—	3,183	(5)	33
Walgreens VII	Rockledge	FL	9/30/2013	—	1,093	2,030	—	—	3,123	(5)	30
Walgreens VII	Florrisant	MO	9/30/2013	—	503	1,510	—	—	2,013	(5)	23
Walgreens VII	Florrisant	MO	9/30/2013	—	596	1,391	—	—	1,987	(5)	21
Walgreens VII	Alton	IL	9/30/2013	—	1,216	3,649	—	—	4,865	(5)	55
Walgreens VII	Springfield	IL	9/30/2013	—	1,386	3,235	—	—	4,621	(5)	49
Walgreens VII	Washington	IL	9/30/2013	—	1,014	3,041	—	—	4,055	(5)	46
Walgreens VII	Bloomington	IL	9/30/2013	—	1,649	3,848	—	—	5,497	(5)	58
Walgreens VII	Mahomet	IL	9/30/2013	—	1,506	2,796	—	—	4,302	(5)	42
1st Constitution Bancorp I	Highstown	NJ	9/30/2013	—	253	1,431	—	—	1,684	(5)	19
American Express Travel Related Services I	Greensboro	NC	9/24/2013	—	1,620	41,401	—	—	43,021	(5)	752
American Express Travel Related Services I	Salt Lake City	UT	9/24/2013	—	4,150	32,789	—	—	36,939	(5)	642
AmeriCold I	Belvidere	IL	9/24/2013	—	2,170	17,843	—	—	20,013	(5)	272
AmeriCold I	Brooklyn Park	MN	9/24/2013	—	1,590	11,940	—	—	13,530	(5)	182
AmeriCold I	Cartersville	GA	9/24/2013	—	1,640	14,533	—	—	16,173	(5)	222
AmeriCold I	Douglas	GA	9/24/2013	—	750	7,076	—	—	7,826	(5)	108
AmeriCold I	Gaffney	SC	9/24/2013	—	1,360	5,666	—	—	7,026	(5)	86
AmeriCold I	Gainesville	GA	9/24/2013	—	1,580	13,838	—	—	15,418	(5)	211
AmeriCold I	Pendergrass	GA	9/24/2013	—	2,810	26,572	—	—	29,382	(5)	405
AmeriCold I	Piedmont	SC	9/24/2013	—	3,030	24,067	—	—	27,097	(5)	367
AmeriCold I	Zumbrota	MN	9/24/2013	—	2,440	18,152	—	—	20,592	(5)	277

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (3) (4)
Home Depot I	Valdosta	GA	9/24/2013	—	2,930	30,538	—	—	33,468	(5)	359
Home Depot I	Birmingham	AL	9/24/2013	—	3,660	33,667	—	—	37,327	(5)	396
L.A. Fitness I	Houston	TX	9/24/2013	—	2,540	8,379	—	—	10,919	(5)	105
New Breed Logistics I	Hanahan	SC	9/24/2013	—	2,940	19,171	—	—	22,111	(5)	292
Sun Trust Bank I	Washington	DC	9/24/2013	—	590	2,366	—	—	2,956	(5)	32
Sun Trust Bank I	Brooksville	FL	9/24/2013	—	360	127	—	—	487	(5)	2
Sun Trust Bank I	Ft Pierce	FL	9/24/2013	—	720	1,434	—	—	2,154	(5)	19
Sun Trust Bank I	New Smyrna Beach	FL	9/24/2013	—	740	2,859	—	—	3,599	(5)	38
Sun Trust Bank I	Orlando	FL	9/24/2013	—	540	3,069	—	—	3,609	(5)	41
Sun Trust Bank I	Orlando	FL	9/24/2013	—	410	2,078	—	—	2,488	(5)	28
Sun Trust Bank I	West Palm Beach	FL	9/24/2013	—	520	2,264	—	—	2,784	(5)	30
Sun Trust Bank I	Athens	GA	9/24/2013	—	610	1,662	—	—	2,272	(5)	22
Sun Trust Bank I	Atlanta	GA	9/24/2013	—	2,190	5,666	—	—	7,856	(5)	65
Sun Trust Bank I	Atlanta	GA	9/24/2013	—	570	1,152	—	—	1,722	(5)	15
Sun Trust Bank I	Brunswick	GA	9/24/2013	—	80	249	—	—	329	(5)	3
Sun Trust Bank I	Dunwoody	GA	9/24/2013	—	460	2,714	—	—	3,174	(5)	36
Sun Trust Bank I	Thomson	GA	9/24/2013	—	480	1,015	—	—	1,495	(5)	14
Sun Trust Bank I	Waycross	GA	9/24/2013	—	300	1,425	—	—	1,725	(5)	19
Sun Trust Bank I	Landover	MD	9/24/2013	—	630	1,310	—	—	1,940	(5)	18
Sun Trust Bank I	Burlington	NC	9/24/2013	—	200	497	—	—	697	(5)	7
Sun Trust Bank I	Cary	NC	9/24/2013	—	370	841	—	—	1,211	(5)	11
Sun Trust Bank I	Pittsboro	NC	9/24/2013	—	100	304	—	—	404	(5)	4
Sun Trust Bank I	Spencer	NC	9/24/2013	—	280	717	—	—	997	(5)	10
Sun Trust Bank I	Stokesdale	NC	9/24/2013	—	230	581	—	—	811	(5)	8
Sun Trust Bank I	Summerfield	NC	9/24/2013	—	210	605	—	—	815	(5)	8
Sun Trust Bank I	Waynesville	NC	9/24/2013	—	200	874	—	—	1,074	(5)	12
Sun Trust Bank I	Fountain Inn	SC	9/24/2013	—	290	1,086	—	—	1,376	(5)	15
Sun Trust Bank I	Chattanooga	TN	9/24/2013	—	220	781	—	—	1,001	(5)	10
Sun Trust Bank I	Cleveland	TN	9/24/2013	—	170	461	—	—	631	(5)	6
Sun Trust Bank I	Nashville	TN	9/24/2013	—	190	666	—	—	856	(5)	9
Sun Trust Bank I	Oak Ridge	TN	9/24/2013	—	500	1,277	—	—	1,777	(5)	17
Sun Trust Bank I	Savannah	TN	9/24/2013	—	390	1,179	—	—	1,569	(5)	16
Sun Trust Bank I	Doswell	VA	9/24/2013	—	190	510	—	—	700	(5)	7
Sun Trust Bank I	Nassawado	VA	9/24/2013	—	70	484	—	—	554	(5)	6

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2013 (1) (2)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (3) (4)
Sun Trust Bank I	New Market	VA	9/24/2013	—	330	948	—	—	1,278	(5)	13
Sun Trust Bank I	Vinton	VA	9/24/2013	—	120	366	—	—	486	(5)	5
United Health I	Howard	WI	10/7/2013	—	3,790	54,998	—	—	58,788	(5)	744
Total				$8,830	$147,899	$868,700	$—	$—	$1,016,599		$12,077
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $130.5 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $1.2 billion.

(3)	The accumulated depreciation column excludes $2.9 million of accumulated amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)
The gross amount for the property has been provisionally assigned to land, buildings, fixtures and improvements pending receipt of the final appraisals and/or other information being prepared by a third-party specialist.

A summary of activity for real estate and accumulated depreciation for the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2013
Real estate investments, at cost:
Balance at January 22, 2013 (date of inception)	$—
Additions - acquisitions	1,016,599
Disposals	—
Balance at December 31, 2013	$1,016,599

Accumulated depreciation:
Balance at January 22, 2013 (date of inception)	$—
Depreciation expense	12,077
Disposals	—
Balance at December 31, 2013	$12,077