Form 10-Q
period 2014-03-31
American Realty Capital Trust V, Inc.
filed 2014-05-13
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 63,811,930 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and for the Period from January 22, 2013 (date of inception) to March 31, 2013 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2014 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and the Period from January 22, 2013 (date of inception) to March 31, 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$274,456	$147,899
Buildings, fixtures and improvements	1,543,752	868,700
Acquired intangible lease assets	208,879	130,473
Total real estate investments, at cost	2,027,087	1,147,072
Less: accumulated depreciation and amortization	(34,012)	(14,947)
Total real estate investments, net	1,993,075	1,132,125
Cash and cash equivalents	17,847	101,176
Investment securities, at fair value	54,060	58,566
Deposits for real estate acquisitions	21,952	33,035
Prepaid expenses and other assets	6,654	14,584
Deferred costs, net	15,642	7,889
Total assets	$2,109,230	$1,347,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$431,075	$8,830
Mortgage premiums, net	24,410	334
Credit facility	338,000	—
Below-market lease liabilities, net	902	909
Accounts payable and accrued expenses	8,262	15,447
Deferred rent	2,284	1,216
Distributions payable	8,913	8,825
Total liabilities	813,846	35,561
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 63,595,486 and 62,985,937 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	636	630
Additional paid-in capital	1,397,779	1,383,066
Accumulated other comprehensive loss	(1,750)	(6,981)
Accumulated deficit	(101,281)	(64,901)
Total stockholders' equity	1,295,384	1,311,814
Total liabilities and stockholders' equity	$2,109,230	$1,347,375

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2014	Period from January 22, 2013 (date of inception) to March 31, 2013
Revenues:
Rental income	$26,874	$—
Operating expense reimbursements	3,398	—
Total revenues	30,272	—

Operating expenses:
Property operating	3,527	—
Acquisition and transaction related	14,532	—
General and administrative	1,094	29
Depreciation and amortization	19,056	—
Total operating expenses	38,209	29
Operating loss	(7,937)	(29)
Other (expense) income:
Interest expense	(3,444)	—
Interest income	3	—
Income from investment securities	955	—
Loss on sale of investment securities	(166)	—
Total other expense, net	(2,652)	—
Net loss	$(10,589)	$(29)

Other comprehensive income (loss):
Change in unrealized income on investment securities	5,231	—
Comprehensive loss	$(5,358)	$(29)

Basic and diluted weighted-average shares outstanding	62,693,554	8,888
Basic and diluted net loss per share	$(0.17)	NM

_____________________
NM — not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	62,985,937	$630	$1,383,066	$(6,981)	$(64,901)	$1,311,814
Changes in offering costs	—	—	214	—	—	214
Common stock issued through distribution reinvestment plan	622,352	6	14,813	—	—	14,819
Common stock repurchases	(12,803)	—	(319)	—	—	(319)
Share-based compensation	—	—	5	—	—	5
Distributions declared	—	—	—	—	(25,791)	(25,791)
Net loss	—	—	—	—	(10,589)	(10,589)
Other comprehensive income	—	—	—	5,231	—	5,231
Balance, March 31, 2014	63,595,486	$636	$1,397,779	$(1,750)	$(101,281)	$1,295,384

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2014	Period from January 22, 2013 (date of inception) to March 31, 2013
Cash flows from operating activities:
Net loss	$(10,589)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,067	—
Amortization of in-place lease assets	3,989	—
Amortization of deferred financing costs	754	—
Amortization of mortgage premiums	(484)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	2
Share-based compensation	5	—
Loss on sale of investment securities	166	—
Changes in assets and liabilities:
Prepaid expenses and other assets	8,134	—
Accounts payable and accrued expenses	2,595	29
Deferred rent	1,068	—
Net cash provided by operating activities	20,707	—
Cash flows from investing activities:
Investments in real estate and other assets	(416,866)	—
Deposits for real estate acquisitions	(15,087)	—
Proceeds from the sale of investment securities	9,571	—
Net cash used in investing activities	(422,382)	—
Cash flows from financing activities:
Payments of mortgage notes payable	(76)	—
Proceeds from credit facility	338,000	—
Payments of deferred financing costs	(8,466)	—
Proceeds from issuances of common stock	127	200
Payments of offering costs and fees related to stock issuances, net	(24)	(639)
Distributions paid	(10,884)	—
Advances from affiliate, net	—	439
Restricted cash	(331)	—
Net cash provided by financing activities	318,346	—
Net change in cash and cash equivalents	(83,329)	—
Cash and cash equivalents, beginning of period	101,176	—
Cash and cash equivalents, end of period	$17,847	$—

Supplemental Disclosures:
Cash paid for interest	$421	$—
Cash paid for taxes	23	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$422,321	$—
Premiums on assumed mortgage notes payable	24,560	—
Common stock issued through distribution reinvestment plan	14,819	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Trust V, Inc. (the "Company"), incorporated on January 22, 2013, is a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP"), under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock.
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed on October 31, 2013. As of March 31, 2014, the Company had 63.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of March 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the date (the "NAV pricing date") on which the Company files its second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) the Company's acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of the IPO, the purchase price per share for shares of common stock issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in the IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter, after giving effect to any share purchases or repurchases effected in the prior quarter ("Per Share NAV").
The Company has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties will be acquired and operated by the Company or operated by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of March 31, 2014, the Company owned 443 properties with an aggregate purchase price of $2.0 billion, comprised of 12.4 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 10.2 years.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company has no employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, and, as a result of which, they are related parties of the Company. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and for the period from January 22, 2013 (date of inception) to December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2014, other than the updates described below.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the three months ended March 31, 2014. There were no assets acquired or liabilities assumed during the period from January 22, 2013 (date of inception) to March 31, 2013:

(Dollar amounts in thousands)	Three Months Ended March 31, 2014
Real estate investments, at cost:
Land	$126,557
Buildings, fixtures and improvements	675,052
Total tangible assets	801,609
Acquired intangibles:
In-place leases	78,406
Total intangibles	78,406
Total assets acquired, net	880,015
Mortgage notes payable assumed	(422,321)
Premiums on mortgages assumed	(24,560)
Deposits paid in prior periods	(26,170)
Cash paid for acquired real estate investments, at cost (1)	$406,964
Number of properties purchased	204
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
Real estate investments, at cost of $1.4 billion have been provisionally assigned to land, buildings, fixtures and improvements and in-place lease intangibles pending receipt of the final appraisals and/or other information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2014 had been consummated on January 22, 2013 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $14.5 million from the three months ended March 31, 2014 to the period from January 22, 2013 (date of inception) to March 31, 2013:

(In thousands)	Three Months Ended March 31, 2014	Period from January 22, 2013 (date of inception) to March 31, 2013
Pro forma revenues	$40,439	$11,648
Pro forma net income (loss) attributable to stockholders	$4,933	$(10,564)

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 to December 31, 2014	$106,024
2015	143,093
2016	145,857
2017	147,975
2018	119,498
Thereafter	876,692
$1,539,139
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2014. There were no properties acquired as of March 31, 2013:

Tenant	March 31, 2014
SunTrust Bank	19.3%
Sanofi US	12.4%
C&S Wholesale Grocer	11.1%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014. There were no properties acquired as of March 31, 2013:

State	March 31, 2014
New Jersey	21.2%
Georgia	12.0%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014.
Inland Portfolio Acquisition
On August 8, 2013 the Company's Sponsor entered into an equity interest purchase agreement (the "Agreement") with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 entities owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs. Of the 67 entities, the equity interests of 42 entities (the "Inland Portfolio") will be acquired by the Company from Inland for a purchase price of approximately $1.5 billion, subject to adjustments set forth in the Agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired by the Company and other entities sponsored directly or indirectly by the Company's Sponsor from Inland. The Inland Portfolio is comprised of 244 properties. As of March 31, 2014, the Company had closed on 235 of the 244 properties for a total purchase price of $1.3 billion, exclusive of closing costs. As of May 9, 2014, the Company has closed on all 244 properties for a total purchase price of $1.5 billion.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 4 — Investment Securities
As of March 31, 2014, the Company has investments in redeemable preferred stock and senior notes, with an aggregate fair value of $54.1 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of March 31, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014	$55,810	$35	$(1,785)	$54,060
December 31, 2013	$65,547	$—	$(6,981)	$58,566
Unrealized losses as of March 31, 2014 were considered temporary and therefore no impairment was recorded during the three months ended March 31, 2014.
During three months ended March 31, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $9.8 million for $9.6 million, resulting in a realized loss on sale of investment securities of $0.2 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 28.3 years and a weighted-average interest rate of 5.7% as of March 31, 2014.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, the Credit Agreement was amended to increase the commitments under the Credit Facility to up to $455.0 million as of December 31, 2013. Additionally, during the first quarter of 2014, the Credit Agreement was amended to increase the commitments under the Credit Facility to up to $670.0 million as of March 31, 2014. During the three months ended March 31, 2014, the Company drew $338.0 million on the Credit Facility to partially fund acquisition activity. From April 1, 2014 to May 9, 2014, the Company drew an additional $85.0 million on the Credit Facility to partially fund acquisition activity. As of May 9, 2014, the outstanding balance under the Credit Facility was $423.0 million.
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
Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company's consolidated leverage ratio. The Credit Facility requires an unused fee per annum of 0.25% and 0.15%, if the unused balance of the Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
As of March 31, 2014, the outstanding balance under the Credit Facility was $338.0 million. The Company's unused borrowing capacity was $332.0 million, based on the assets assigned to the Credit Facility as of March 31, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,754	$8,830	6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	—	5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,500	—	5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,821	—	5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	—	5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	—	5.83%		Fixed	Dec. 2015
Total	187	$431,075	$8,830	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2014.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2014:

(In thousands)	Future Principal Payments
April 1, 2014 to December 31, 2014	$261
2015	190,331
2016	351
2017	82,873
2018	395
Thereafter	156,864
$431,075
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Investment securities	$54,060	$—	$—	$54,060
December 31, 2013
Investment securities	$58,566	$—	$—	$58,566
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are reported below:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$455,485	$460,404	$9,164	$9,164
Credit facility	3	$338,000	$338,000	$—	$—
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 8 — Common Stock
As of March 31, 2014, the Company had 63.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $1.6 billion.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on the $25.00 price per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The following table summarizes the repurchases of shares under the Share Repurchase Program ("SRP") cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Three months ended March 31, 2014	6	12,803	24.96
Cumulative repurchases as of March 31, 2014 (1)	16	20,885	$24.97
_____________________

(1)
Includes six unfulfilled repurchase requests consisting of 12,803 shares with a weighted-average repurchase price per share of $24.96, which were approved for repurchase as of March 31, 2014 and completed during the second quarter of 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

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

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 to December 31, 2014	$619
2015	827
2016	835
2017	840
2018	822
Thereafter	6,302
$10,245
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 10 — Related Party Transactions and Arrangements
As of March 31, 2014, the Special Limited Partner, an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.
Fees Paid in Connection with the IPO
The Dealer Manager received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer was permitted to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of common stock (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale, up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee would have been reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

				(Receivable) / Payable as of
(In thousands)	Three Months Ended March 31, 2014		Period from January 22, 2013 (date of inception) to March 31, 2013	March 31, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$(3)	(1)	$—	$(3)	$2
_________________________________

(1)
During the three months ended March 31, 2014, the Company incurred reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

The Advisor and its affiliates receive compensation and expense reimbursements for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

			Payable as of
(In thousands)	Three Months Ended March 31, 2014	Period from January 22, 2013 (date of inception) to March 31, 2013	March 31, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$(253)	$—	$—	$226
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
The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, at 15.0% of gross common stock proceeds received from the IPO. As of the end of the IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment.
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
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager receives a transaction fee of 0.25% of the Transaction Value for certain portfolio acquisition transactions. Pursuant to such arrangements to date, "Transaction Value" has been defined as (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.
In connection with the asset management services provided by the Advisor, the Company has issued and expects to continue to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Class B Units are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of March 31, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2014, the Company's board of directors has approved the issuance of 171,673 Class B Units to the Advisor in connection with this arrangement.
Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized during the period from January 22, 2013 (date of inception) to December 31, 2013 to general and administrative expenses. No such costs were incurred during the three months ended March 31, 2014.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended March 31, 2014		Period from January 22, 2013 (date of inception) to March 31, 2013		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2014	December 31, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$8,824	$—	$—	$—	$—	$—
Financing coordination fees	4,778	—	—	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Transaction fees	—	—	—	—	—	2,630
Ongoing fees:
Strategic advisory fees	—	—	—	—	—	—
Distributions on Class B Units	43	—	—	—	—	18
Total related party operation fees and reimbursements	$13,645	$—	$—	$—	$—	$2,648
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the three months ended March 31, 2014 or the period from January 22, 2013 (date of inception) to March 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No such costs were absorbed by the Advisor during the three months ended March 31, 2014 or for the period from January 22, 2013 (date of inception) to March 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2014 or the period from January 22, 2013 (date of inception) to March 31, 2013.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2014 or the period from January 22, 2013 (date of inception) to March 31, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2014 or the period from January 22, 2013 (date of inception) to March 31, 2013.
If the common stock of the Company is listed on a national stock exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2014 or the period from January 22, 2013 (date of inception) to March 31, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
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
March 31, 2014
(Unaudited)

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
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary or the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event, will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	4,000	$22.50
Granted	—	—
Vested	—	—
Unvested, March 31, 2014	4,000	$22.50
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 for the three months ended March 31, 2014. There were no restricted shares granted during the period from January 22, 2013 (date of inception) to March 31, 2013.
As of March 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.0 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No shares of common stock were issued to directors in lieu of cash compensation during the three months ended March 31, 2014 and the period from January 22, 2013 (date of inception) to March 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and for the period from January 22, 2013 (date of inception) to March 31, 2013:

	Three Months Ended March 31, 2014	Period from January 22, 2013 (date of inception) to March 31, 2013
Net loss (in thousands)	$(10,589)	$(29)
Basic and diluted weighted-average shares outstanding	62,693,554	8,888
Basic and diluted net loss per share	$(0.17)	NM
_____________________
NM — not meaningful
The following common stock equivalents as of March 31, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	March 31, 2014	March 31, 2013
Unvested restricted stock	4,000	—
OP Units	90	90
Class B Units	171,673	—
Total common stock equivalents	175,763	90
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2014 to May 9, 2014:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — March 31, 2014	443	$2,001,261	12,405,004
Acquisitions	11	156,498	612,650
Total portfolio — May 9, 2014	454	$2,157,759	13,017,654
_______________________________
(1) Contract purchase price, excluding acquisition related costs.
Investment Securities
From April 1, 2014 to May 9, 2014, the Company sold $17.5 million of investments in redeemable preferred stock notes for a realized gain of $0.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Trust V, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust V, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership V, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors V, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined shall have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements contained herein.
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

•
Commencing with the date (the "NAV pricing date") on which we file our second quarterly financial filing with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of our initial public offering (our "IPO") , the purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our net asset value ("NAV") as determined by our Advisor. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

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
Overview
We were incorporated on January 22, 2013 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2014, we had 63.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of March 31, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the NAV pricing date, the purchase price per share for shares of common stock issued pursuant to the DRIP are initially equal to $23.75 per share, or 95.0% of the purchase price of shares of common stock in our IPO. Thereafter, the per share purchase price pursuant to the DRIP will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter, after giving effect to any share purchases or repurchases effected in the prior quarter.
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties will be acquired and operated by us or operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2014, we owned 443 properties with an aggregate purchase price of $2.0 billion, comprised of 12.4 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 10.2 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Our Dealer Manager served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which, they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO. As of the end of our IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO.
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
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets that may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statement of operations.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases and the value of customer relationships, as applicable.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Properties
As of March 31, 2014, we owned 443 properties located in 35 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 10.2 years as of March 31, 2014. In the aggregate, these properties represent 12.4 million rentable square feet.

The following table represents certain additional information about the properties we owned at March 31, 2014:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	14.1	$2,243
Walgreens I	Jul. 2013	1	10,500	23.5	3,632
Dollar General II	Jul. 2013	2	18,052	14.2	2,346
Auto Zone I	Jul. 2013	1	7,370	13.3	1,519
Dollar General III	Jul. 2013	5	45,989	14.1	5,783
BSFS I	Jul. 2013	1	8,934	9.8	3,047
Dollar General IV	Jul. 2013	2	18,126	11.9	1,989
Tractor Supply I	Aug. 2013	1	19,097	13.7	4,074
Dollar General V	Aug. 2013	1	12,480	13.9	2,295
Mattress Firm I	Aug. & Nov. 2013; Feb. & Mar. 2014	4	19,112	11.5	8,817
Family Dollar I	Aug. 2013	1	8,050	7.3	955
Lowe's I	Aug. 2013	5	671,313	15.3	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	16.3	1,005
Food Lion I	Aug. 2013	1	44,549	15.6	8,910
Family Dollar II	Aug. 2013	1	8,028	9.3	969
Walgreens II	Aug. 2013	1	14,490	19.0	3,200
Dollar General VI	Aug. 2013	1	9,014	11.9	1,431
Dollar General VII	Aug. 2013	1	9,100	14.0	1,210
Family Dollar III	Aug. 2013	1	8,000	8.5	1,004
Chili's I	Aug. 2013	2	12,700	11.7	5,760
CVS I	Aug. 2013	1	10,055	11.9	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	13.0	7,975
Dollar General VIII	Sep. 2013	1	9,100	14.4	1,418
Tire Kingdom I	Sep. 2013	1	6,635	11.0	2,063
Auto Zone II	Sep. 2013	1	7,370	9.2	1,591
Family Dollar IV	Sep. 2013	1	8,320	9.3	879
Fresenius I	Sep. 2013	1	5,800	11.3	2,223
Dollar General IX	Sep. 2013	1	9,014	11.1	875
Advance Auto I	Sep. 2013	1	10,500	9.3	834
Walgreens III	Sep. 2013	1	15,120	12.0	4,839
Walgreens IV	Sep. 2013	1	13,500	10.5	2,796
CVS II (3)	Sep. 2013	1	13,905	22.9	2,958
Arby's I	Sep. 2013	1	3,000	14.3	2,320
Dollar General X	Sep. 2013	1	9,100	14.0	1,305
AmeriCold I	Sep. 2013	9	1,407,166	13.5	173,939
Home Depot I	Sep. 2013	2	1,315,200	12.9	79,055
New Breed Logistics I	Sep. 2013	1	390,486	7.6	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	5.9	91,548
L.A. Fitness I	Sep. 2013	1	45,000	9.9	12,067
SunTrust Bank I	Sep. 2013	32	182,400	3.8	59,395
National Tire & Battery I	Sep. 2013	1	10,795	9.7	1,311
Circle K I	Sep. 2013	19	54,521	14.6	25,815
Walgreens V	Sep. 2013	1	14,490	13.4	5,750
Walgreens VI	Sep. 2013	1	14,560	15.1	4,470
FedEx Ground I	Sep. 2013	1	21,662	9.2	2,999
Walgreens VII	Sep. 2013	10	142,140	15.6	40,517
O'Charley's I	Sep. 2013	20	135,973	17.6	42,970
Krystal Burgers Corporation I	Sep. 2013	6	12,730	15.5	8,461
Merrill Lynch I	Sep. 2013	3	553,841	10.7	165,436

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
1st Constitution Bancorp I	Sep. 2013	1	4,500	9.8	1,907
American Tire Distributors I	Sep. 2013	1	125,060	9.8	8,868
Tractor Supply II	Oct. 2013	1	23,500	9.5	1,627
United Health I	Oct. 2013	1	400,000	7.3	66,568
National Tire & Battery II	Oct. 2013	1	7,368	18.2	2,199
Tractor Supply III	Oct. 2013	1	19,097	14.1	2,813
Mattress Firm II	Oct. 2013	1	4,304	9.4	1,058
Dollar General XI	Oct. 2013	1	9,026	13.1	1,102
Academy Sports I	Oct. 2013	1	71,640	14.3	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	9.0	3,275
Amazon I	Oct. 2013	1	79,105	9.3	9,548
Fresenius II	Oct. 2013	2	16,047	13.4	6,542
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	14.7	2,276
Dollar General XIII	Nov. 2013	1	9,169	12.0	1,065
Advance Auto II	Nov. 2013	2	13,887	9.1	3,260
FedEx Ground II	Nov. 2013	1	48,897	9.3	4,844
Burger King I	Nov. 2013	41	168,192	19.7	63,138
Dollar General XIV	Nov. 2013	3	27,078	14.2	3,764
Dollar General XV	Nov. 2013	1	9,026	14.6	1,337
FedEx Ground III	Nov. 2013	1	24,310	9.4	4,071
Dollar General XVI	Nov. 2013	1	9,014	11.7	994
Family Dollar V	Nov. 2013	1	8,400	9.0	877
Walgreens VIII	Dec. 2013	1	14,490	9.8	5,150
CVS III	Dec. 2013	1	10,880	9.8	3,341
Mattress Firm III	Dec. 2013	1	5,057	9.3	1,887
Arby's II	Dec. 2013	1	3,494	14.1	1,325
Family Dollar VI	Dec. 2013	2	17,484	9.8	1,903
SAAB Sensis I	Dec. 2013	1	90,822	11.0	19,346
Citizens Bank I	Dec. 2013	9	34,777	9.8	26,158
Walgreens IX	Jan. 2014	1	14,490	8.8	6,158
SunTrust Bank II	Jan. 2014	30	148,233	3.8	61,326
Mattress Firm IV	Jan. 2014	1	5,040	10.4	2,504
FedEx Ground IV	Jan. 2014	1	59,167	9.3	5,885
Mattress Firm V	Jan. 2014	1	5,548	9.6	2,261
Family Dollar VII	Feb. 2014	1	8,320	10.3	794
Aaron's I	Feb. 2014	1	7,964	9.4	1,052
Auto Zone III	Feb. 2014	1	6,786	9.0	1,253
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	8.5	200,212
Advance Auto III	Feb. 2014	1	6,124	10.4	1,984
Family Dollar VIII	Mar. 2014	3	24,960	9.3	3,179
Dollar General XVII	Mar. 2014	2	18,052	14.0	2,317
SunTrust Bank III	Mar. 2014	121	646,535	3.8	247,991
SunTrust Bank IV	Mar. 2014	30	171,209	3.8	60,888
Dollar General XVIII	Mar. 2014	1	9,026	14.0	1,139
Sanofi US I	Mar. 2014	1	736,572	12.3	251,114
		443	12,405,004	10.2	$2,001,261
____________

(1)	Remaining lease term in years as of March 31, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2014, we owned 443 properties with an aggregate base purchase price of $2.0 billion, comprised of 12.4 million rentable square feet that were 100.0% leased on a weighted-average basis. As of March 31, 2013, we did not own any properties. Accordingly, our results of operations for the three months ended March 31, 2014, as compared to the period from January 22, 2013 (date of inception) to March 31, 2013, reflect significant increases in most categories.
Results of Operations for Three Months Ended March 31, 2014 to the period from January 22, 2013 (date of inception) to March 31, 2013
Rental Income
Rental income was $26.9 million for the three months ended March 31, 2014. Rental income was driven by our acquisition and operation of 443 properties with an aggregate base purchase price of $2.0 billion, comprising 12.4 million rentable square feet that were 100.0% leased on a weighted-average basis as of March 31, 2014. We did not own any properties and therefore had no rental income for the period from January 22, 2013 (date of inception) to March 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue was $3.4 million for the three months ended March 31, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore had no operating expense reimbursements for the period from January 22, 2013 (date of inception) to March 31, 2013.
Property Operating Expenses
Property operating expenses were $3.5 million for the three months ended March 31, 2014. These costs primarily related to ground lease rent, real estate taxes and other property operating costs on our properties. We did not own any properties and therefore had no property operating expenses for the period from January 22, 2013 (date of inception) to March 31, 2013.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended March 31, 2014 were $14.5 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of 204 properties with an aggregate purchase price of $880.0 million. We did not purchase any properties and therefore had no acquisition and transaction related costs for the period from January 22, 2013 (date of inception) to March 31, 2013.
General and Administrative Expenses
General and administrative expenses increased $1.0 million to $1.1 million for the three months ended March 31, 2014, compared to approximately $29,000 for period from January 22, 2013 (date of inception) to March 31, 2013. General and administrative expenses for the three months ended March 31, 2014 increased primarily due to higher professional fees, directors and officers insurance costs and board member compensation to support our current real estate portfolio. General and administrative expenses for the period from January 22, 2013 (date of inception) to March 31, 2013 included professional fees and board member compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense of $19.1 million for the three months ended March 31, 2014 related to the properties acquired since we commenced active operations on April 29, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the period from January 22, 2013 (date of inception) to March 31, 2013.
Interest Expense
Interest expense for the three months ended March 31, 2014 of approximately $3.4 million related to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable. As of March 31, 2014, we had $431.1 million of mortgage notes payable outstanding bearing interest at a weighted-average effective rate of 5.66% and $338.0 million outstanding on our credit facility bearing interest at 3.85%. There were no such interest expenses for the period from January 22, 2013 (date of inception) to March 31, 2013.
Income from Investment Securities
Income from investment securities for the three months ended March 31, 2014 of $1.0 million related to income earned on our investments in redeemable preferred stock and senior notes. There was no such income for the period from January 22, 2013 (date of inception) to March 31, 2013.

Loss on Sale of Investment Securities
Loss on sale of investment securities of $0.2 million for the three months ended March 31, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $9.8 million for $9.6 million. There were no such losses for the period from January 22, 2013 (date of inception) to March 31, 2013.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, we had cash flows provided by operating activities of $20.7 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 include $14.5 million of acquisition costs. Cash inflows during the three months ended March 31, 2014 included a net loss adjusted for non-cash items of $8.9 million (net loss of $10.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, share-based compensation and loss on sale of investments, of $19.5 million). Cash inflows also included a decrease in prepaid expenses and other assets of $8.1 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments. Cash inflows also included an increase of $2.6 million in accounts payable and accrued expenses and an increase of $1.1 million in deferred rent.
The net cash used in investing activities during the three months ended March 31, 2014 of $422.4 million related to the investments in real estate and other assets of $416.9 million and deposits for real estate acquisitions of $15.1 million, partially offset by proceeds from the sale of investment securities of $9.6 million.
The net cash provided by financing activities of $318.3 million during the three months ended March 31, 2014 consisted primarily of proceeds from our line of credit of $338.0 million and proceeds from issuances of common stock of $0.1 million. These cash inflows were partially offset by cash distributions of $10.9 million, payments of financing costs of $8.5 million, an increase in our restricted cash balance of $0.3 million, payments of mortgage notes payable of $0.1 million and payments related to offering costs, net of approximately $24,000.
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
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2014, we had 63.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
We purchased our first property and commenced active operations on April 29, 2013. During the three months ended March 31, 2014, we acquired 204 properties with an aggregate base purchase price of $855.5 million. As of March 31, 2014, we owned 443 properties with an aggregate purchase price of $2.0 billion. As of March 31, 2014, we had cash and cash equivalents of $17.8 million. Our principal demands for funds will continue to be for property acquisitions, improvement costs, the payment of our operating and administrative expenses, debt service obligations and distributions to our stockholders. Generally, capital needs for property acquisitions will be met through the remaining proceeds from our IPO, as well as proceeds from secured financings and our Credit Facility (defined below). We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

We expect to fund our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future. Management expects that in the future, as our portfolio matures and we invest the remaining proceeds received from our IPO, our properties will generate sufficient cash flow to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have used and expect to continue to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2014, we had an $431.1 million mortgage note payable outstanding and the outstanding balance under our Credit Facility was $338.0 million.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, the Credit Agreement was amended to increase commitments under the Credit Facility to up to $455.0 million as of December 31, 2013. Additionally, during the first quarter of 2014, the Credit Agreement was amended to increase commitments to up to $670.0 million as of March 31, 2014. During the three months ended March 31, 2014, we drew $338.0 million on the Credit Facility to partially fund acquisition activity. As of March 31, 2014, the outstanding balance under the Credit Facility was $338.0 million. Our unused borrowing capacity was $332.0 million, based on the assets assigned to the Credit Facility as of March 31, 2014. From April 1, 2014 to May 9, 2014, we drew an additional $85.0 million on the Credit Facility to partially fund acquisition activity. As of May 9, 2014, the outstanding balance under the Credit Facility was $423.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The Credit Facility provides for monthly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on September 23, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. Certain of our subsidiaries and certain subsidiaries of the OP will guarantee, and the equity of certain subsidiaries of the OP will be pledged as collateral for, the obligations under the Credit Facility.
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

The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Three months ended March 31, 2014	6	12,803	24.96
Cumulative repurchases as of March 31, 2014 (1)	16	20,885	$24.97
_____________________

(1)
Includes six unfulfilled repurchase requests consisting of 12,803 shares with a weighted-average repurchase price per share of $24.96, which were approved for repurchase as of March 31, 2014 and completed during the second quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented:

Three Months Ended March 31, 2014
(In thousands)
Net loss (in accordance with GAAP)	$(10,589)
Depreciation and amortization	19,056
FFO	8,467
Acquisition fees and expenses (1)	14,532
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	2
Straight-line rent (3)	(1,693)
Amortization of mortgage premiums	(484)
Loss on sale of investments	166
MFFO	$20,990
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

Distributions
On April 9, 2013, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on the $25.00 price per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the three months ended March 31, 2014, distributions paid to common stockholders totaled $25.7 million, inclusive of $14.8 million of distributions for shares of common stock that were reinvested in shares issued pursuant to the DRIP.  During the three months ended March 31, 2014, cash used to pay distributions was generated from funds received from cash flows from operations and shares issued pursuant to the DRIP.

The following table shows the sources for the payment distributions to common stockholders, excluding distributions on unvested restricted stock, for the period indicated:

	Three Months Ended March 31, 2014

(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$10,883
Distributions reinvested	14,819
Total distributions	$25,702

Source of distribution coverage:
Cash flows provided by operations (1)	$10,883	42.3%
Proceeds from issuances of common stock	—	—%
Common stock issued pursuant to the DRIP / offering proceeds	14,819	57.7%
Proceeds from financings	—	—%
Total source of distribution coverage	$25,702	100.0%

Cash flows provided by operations (GAAP basis)	$20,707
Net loss (in accordance with GAAP)	$(10,589)
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2014 include acquisition and transaction related expenses of $14.5 million.
The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares, to cumulative net loss (in accordance with GAAP) for the period from January 22, 2013 (date of inception) to March 31, 2014:

(In thousands)	January 22, 2013 (date of inception) to March 31, 2014
Distributions paid:
Common stockholders in cash	$25,731
Common stockholders pursuant to DRIP/offering proceeds	35,248
Total distributions paid	$60,979

Reconciliation of net loss:
Revenues	$54,561
Acquisition and transaction related	(41,466)
Depreciation and amortization	(34,003)
Other operating expenses	12,971
Other non-operating income, net	(2,652)
Net income attributable to non-controlling interests	—
Net loss (in accordance with GAAP) (1)	$(10,589)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest amounts payable monthly, with all unpaid principal and interest due at maturity. Our loan agreement stipulates that we comply with specific reporting covenants. As of March 31, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our Credit Facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 21.5% (total secured debt divided by the base purchase price of acquired real estate investments) as of March 31, 2014.
Contractual Obligations
The following table reflects contractual debt obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		April 1, 2014 to December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal on mortgage notes payable	$431,075	$261	$190,682	$83,268	$156,864
Interest on mortgage notes payable	97,517	19,753	36,630	18,480	22,654
Interest on credit facility	47,109	10,185	27,073	9,851	—
Lease rental payments due	10,245	619	1,662	1,662	6,302
	$585,946	$30,818	$256,047	$113,261	$185,820
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
Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
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

Off-Balance Sheet Arrangements
On September 23, 2013, we, through the OP, entered into the Credit Agreement relating to the Credit Facility that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $750.0 million. During the fourth quarter of 2013, the Credit Agreement was amended to increase commitments under the Credit Facility to up to $455.0 million as of December 31, 2013. Additionally, during the first quarter of 2014, the Credit Agreement was amended to increase commitments to up to $670.0 million as of March 31, 2014. During the three months ended March 31, 2014, we drew $338.0 million on the Credit Facility to partially fund acquisition activity. As of March 31, 2014, the outstanding balance under the Credit Facility was $338.0 million. Our unused borrowing capacity was $332.0 million, based on the assets assigned to the Credit Facility as of March 31, 2014. From April 1, 2014 to May 9, 2014, we drew an additional $85.0 million on the Credit Facility to partially fund acquisition activity. As of May 9, 2014, the outstanding balance under the Credit Facility was $423.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
As of March 31, 2014, our debt included a fixed-rate secured mortgage financing with a carrying value of $455.5 million and a fair value of $460.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $18.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $19.9 million.
As of March 31, 2014 our debt included a variable-rate credit facility with a carrying and fair value of $338.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $3.4 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period from January 22, 2013 (date of inception) to December 31, 2013, except as set forth below:
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
Our cash flows provided by operations were $20.7 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we paid distributions of $25.7 million, of which $10.9 million, or 42.3%, was funded from proceeds from the issuance of common stock and $14.8 million, or 57.7%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of March 31, 2014, the following five major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	March 31, 2014
SunTrust Bank	19.3%
Sanofi US	12.4%
C&S Wholesale Grocer	11.1%
Americold	8.4%
Merrill Lynch	8.4%
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
As of March 31, 2014, our property portfolio had concentrations of annualized rental income on a straight-line basis of 5.0% or greater from the following states:

State	March 31, 2014
New Jersey	21.2%
Georgia	12.0%
Florida	8.0%
North Carolina	7.3%
Massachusetts	6.2%
Alabama	5.9%
As of March 31, 2014, our tenants operated in 35 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2014, we had 63.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
The following table reflects the cumulative offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2014
Selling commissions and dealer manager fees	$143,006
Other offering costs	30,697
Total offering costs	$173,703

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2014
Total commissions paid to the Dealer Manager	$143,006
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,757
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
We expect to use the remaining proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2014, we have used the net proceeds from our IPO to purchase 443 properties with an aggregate purchase price of $2.0 billion.
Issuer Purchases of Equity Securities
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
When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Three months ended March 31, 2014	6	12,803	24.96
Cumulative repurchases as of March 31, 2014 (1)	16	20,885	$24.97
_____________________

(1)
Includes six unfulfilled repurchase requests consisting of 12,803 shares with a weighted-average repurchase price per share of $24.96, which were approved for repurchase as of March 31, 2014 and completed during the second quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

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

AMERICAN REALTY CAPITAL TRUST V, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas A. Radesca
Nicholas A. Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: May 12, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.21 *	Third Amendment to Credit Agreement, dated as of February 11, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.22 *	Fourth Amendment to Credit Agreement, dated as of March 12, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

____________________
*     Filed herewith.