Form 10-Q
period 2014-06-30
American Realty Capital Trust V, Inc.
filed 2014-08-01
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55197
American Realty Capital Trust V, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 15, 2014, the registrant had 64,448,643 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$303,803	$147,899
Buildings, fixtures and improvements	1,667,179	868,700
Acquired intangible lease assets	227,453	130,473
Total real estate investments, at cost	2,198,435	1,147,072
Less: accumulated depreciation and amortization	(62,367)	(14,947)
Total real estate investments, net	2,136,068	1,132,125
Cash and cash equivalents	25,009	101,176
Investment securities, at fair value	35,984	58,566
Deposits for real estate acquisitions	—	33,035
Prepaid expenses and other assets	12,011	14,584
Deferred costs, net	16,516	7,889
Total assets	$2,225,588	$1,347,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$470,681	$8,830
Mortgage premiums, net	25,885	334
Credit facility	423,000	—
Below-market lease liabilities, net	910	909
Accounts payable and accrued expenses	6,402	15,447
Deferred rent and other liabilities	5,616	1,216
Distributions payable	8,712	8,825
Total liabilities	941,206	35,561
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 64,236,659 and 62,985,937 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	642	630
Additional paid-in capital	1,412,896	1,383,066
Accumulated other comprehensive income (loss)	323	(6,981)
Accumulated deficit	(129,479)	(64,901)
Total stockholders' equity	1,284,382	1,311,814
Total liabilities and stockholders' equity	$2,225,588	$1,347,375

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013
	2014	2013
Revenues:
Rental income	$39,427	$29	$66,301	$29
Operating expense reimbursements	3,074	6	6,472	6
Total revenues	42,501	35	72,773	35

Operating expenses:
Property operating	3,432	6	6,959	6
Acquisition and transaction related	4,087	112	18,619	112
General and administrative	1,659	113	2,753	142
Depreciation and amortization	28,345	19	47,401	19
Total operating expenses	37,523	250	75,732	279
Operating income (loss)	4,978	(215)	(2,959)	(244)
Other (expense) income:
Interest expense	(7,723)	—	(11,167)	—
Interest income	158	—	161	—
Income from investment securities	606	—	1,561	—
Gain (loss) on sale of investment securities	109	—	(57)	—
Total other expense, net	(6,850)	—	(9,502)	—
Net loss	$(1,872)	$(215)	$(12,461)	$(244)

Other comprehensive income (loss):
Change in unrealized income on investment securities	2,073	—	7,304	—
Comprehensive income (loss)	$201	$(215)	$(5,157)	$(244)

Basic and diluted weighted-average shares outstanding	64,018,318	5,173,574	63,359,596	3,100,904
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.20)	$(0.08)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	62,985,937	$630	$1,383,066	$(6,981)	$(64,901)	$1,311,814
Changes in offering costs	—	—	207	—	—	207
Common stock issued through distribution reinvestment plan	1,267,057	12	30,115	—	—	30,127
Common stock repurchases	(20,334)	—	(503)	—	—	(503)
Share-based compensation	3,999	—	11	—	—	11
Distributions declared	—	—	—	—	(52,117)	(52,117)
Net loss	—	—	—	—	(12,461)	(12,461)
Other comprehensive income	—	—	—	7,304	—	7,304
Balance, June 30, 2014	64,236,659	$642	$1,412,896	$323	$(129,479)	$1,284,382

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013
Cash flows from operating activities:
Net loss	$(12,461)	$(244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	37,204	15
Amortization of in-place lease assets	10,197	4
Amortization of deferred financing costs	1,972	—
Amortization of mortgage premiums	(2,311)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	20	—
Share-based compensation	11	42
Loss on sale of investment securities	57	—
Changes in assets and liabilities:
Prepaid expenses and other assets	2,613	(50)
Accounts payable and accrued expenses	929	121
Deferred rent and other liabilities	4,400	—
Net cash provided by (used in) operating activities	42,631	(112)
Cash flows from investing activities:
Investments in real estate and other assets	(538,130)	(2,243)
Deposits for real estate acquisitions	—	(2,171)
Proceeds from the sale of investment securities	29,829	—
Net cash used in investing activities	(508,301)	(4,414)
Cash flows from financing activities:
Payments of mortgage notes payable	(387)	—
Proceeds from credit facility	423,000	—
Payments of deferred financing costs	(10,599)	—
Proceeds from issuances of common stock	127	395,423
Payments of offering costs and fees related to stock issuances, net	(31)	(45,132)
Common stock repurchases	(337)	—
Distributions paid	(22,103)	(173)
Advances from affiliate, net	—	443
Restricted cash	(167)	—
Net cash provided by financing activities	389,503	350,561
Net change in cash and cash equivalents	(76,167)	346,035
Cash and cash equivalents, beginning of period	101,176	—
Cash and cash equivalents, end of period	$25,009	$346,035

Supplemental Disclosures:
Cash paid for interest	$9,024	$—
Cash paid for income taxes	361	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$462,238	$—
Premiums on assumed mortgage notes payable	27,862	—
Common stock issued through distribution reinvestment plan	30,127	226

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed on October 31, 2013. As of June 30, 2014, the Company had 64.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of June 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
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
The Company has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of June 30, 2014, the Company owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 10.1 years.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company has no employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, and, as a result of which, they are related parties of the Company. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and for the period from January 22, 2013 (date of inception) to December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2014, other than the updates described below.
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the six months ended June 30, 2014 and the period from January 22, 2013 (date of inception) to June 30, 2013:

(Dollar amounts in thousands)	Six Months Ended June 30, 2014		Period from January 22, 2013 (date of inception) to June 30, 2013
Real estate investments, at cost:
Land	$155,904		$288
Buildings, fixtures and improvements	798,479		1,632
Total tangible assets	954,383		1,920
Acquired intangibles:
In-place leases	96,980		323
Total assets acquired	1,051,363		2,243
Mortgage notes payable assumed	(462,238)		—
Premiums on mortgages assumed	(27,862)		—
Deposits paid in prior periods	(33,035)		—
Cash paid for acquired real estate investments, at cost	$528,228	(1)	$2,243
Number of properties purchased	224		2
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
Real estate investments, at cost of $798.5 million have been provisionally allocated amongst buildings, fixtures and improvements pending receipt and review of final appraisals and other information being prepared by third-party specialists.
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2014 had been consummated on January 22, 2013 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $17.0 million from the six months ended June 30, 2014 to the period from January 22, 2013 (date of inception) to June 30, 2013:

(In thousands)	Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013
Pro forma revenues	$87,447	$33,045
Pro forma net income (loss) attributable to stockholders	$4,535	$(17,404)
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 to December 31, 2014	$76,277
2015	154,207
2016	156,970
2017	159,368
2018	130,936
Thereafter	968,264
$1,646,022

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2014 and 2013:

	June 30,
Tenant	2014	2013
SunTrust Bank	17.9%	*
Sanofi US	11.6%	*
C&S Wholesale Grocer	10.4%	*
Dollar General	*	100.0%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013:

	June 30,
State	2014	2013
New Jersey	20.3%	*
Georgia	11.2%	*
Missouri	*	50.6%
Texas	*	49.4%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013.
Note 4 — Investment Securities
As of June 30, 2014, the Company has investments in redeemable preferred stock and senior notes, with an aggregate fair value of $36.0 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014	$35,661	$412	$(89)	$35,984
December 31, 2013	$65,547	$—	$(6,981)	$58,566
Unrealized losses as of June 30, 2014 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

During three months ended June 30, 2014, the Company sold investments in redeemable preferred stock with an aggregate cost basis of $20.1 million for $20.2 million, resulting in a realized gain on sale of investment securities of $0.1 million. During the six months ended June 30, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $29.9 million for $29.8 million, resulting in a realized loss on sale of investment securities of $0.1 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 28.1 years and a weighted-average interest rate of 5.7% as of June 30, 2014.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million as of June 30, 2014. As of June 30, 2014, the outstanding balance under the Credit Facility was $423.0 million and the Company's unused borrowing capacity was $229.8 million, based on the assets assigned to the Credit Facility. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility provides for monthly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on September 23, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. Certain of the Company's subsidiaries and certain subsidiaries of the OP guarantee, and the equity of certain subsidiaries of the OP have been pledged as collateral for, the obligations under the Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,677	$8,830	6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	—	5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	—	5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,821	—	5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	—	5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	—	5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,870	—	5.63%		Fixed	Jun. 2021
Total	191	$470,681	$8,830	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of June 30, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2014:

(In thousands)	Future Principal Payments
July 1, 2014 to December 31, 2014	$458
2015	190,964
2016	1,014
2017	83,393
2018	1,143
Thereafter	193,709
$470,681
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The Company has investments in redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted prices in active markets, classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
Investment securities	$35,984	$—	$—	$35,984
December 31, 2013
Investment securities	$58,566	$—	$—	$58,566
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$496,566	$504,469	$9,164	$9,164
Credit facility	3	$423,000	$423,000	$—	$—
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of June 30, 2014, the Company had 64.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $1.6 billion.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054795 per day, based on the $25.00 price per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The following table summarizes the repurchases of shares under the Share Repurchase Program ("SRP") cumulatively through June 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Six months ended June 30, 2014	18	20,334	24.75
Cumulative repurchases as of June 30, 2014 (1)	28	28,416	$24.82
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 6,806 shares with a weighted-average repurchase price per share of $24.35, which were approved for repurchase as of June 30, 2014 and will be completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of June 30, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 9 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 to December 31, 2014	$413
2015	827
2016	835
2017	840
2018	822
Thereafter	6,302
$10,039
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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2014 and December 31, 2013, the Special Limited Partner, an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.
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

	Three Months Ended June 30,		Six Months Ended June 30, 2014		Period from January 22, 2013 (date of inception) to June 30, 2013	Payable as of
(In thousands)	2014	2013				June 30, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$—	$39,676	$(3)	(1)	$39,676	$—	$2
_________________________________

(1)
During the six months ended June 30, 2014, the Company incurred reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Advisor and its affiliates received compensation and expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs related to the IPO incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013	Payable as of
(In thousands)	2014	2013			June 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$5,325	$(253)	$5,325	$—	$226
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
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of June 30, 2014, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment.
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
June 30, 2014
(Unaudited)

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
The Class B Units are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of June 30, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) until the performance condition is considered probable to occur. As of June 30, 2014, the Company's board of directors has approved the issuance of 339,678 Class B Units to the Advisor in connection with this arrangement.
Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized to general and administrative expenses as of December 31, 2013. No such costs were incurred during the three and six months ended June 30, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30, 2014		Period from January 22, 2013 (date of inception) to June 30, 2013		Payable as of
	2014		2013
(In thousands)	Incurred	Forgiven	Incurred	Forgiven (1)	Incurred	Forgiven	Incurred	Forgiven	June 30, 2014	December 31, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,754	$—	$48	$—	$10,578	$—	$48	$—	$—	$—
Financing coordination fees	900	—	—	—	5,678	—	—	—	—	—
Other expense reimbursements	763	—	—	—	1,253	—	—	—	332	—
Transaction fees	—	—	—	—	—	—	—	—	—	2,630
Ongoing fees:
Strategic advisory fees	—	—	—	—	—	—	—	—	—	—
Distributions on Class B Units	109	—	—	—	152	—	—	—	—	18
Total related party operation fees and reimbursements	$3,526	$—	$48	$—	$17,661	$—	$48	$—	$332	$2,648
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.1 million of general and administrative costs during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013. No such costs were absorbed by the Advisor during the three and six months ended June 30, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the three and six months ended June 30, 2014, the Company incurred an aggregate of $1.0 million of expenses for services provided pursuant to this agreement, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss) and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of June 30, 2014. No such fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. As of June 30, 2014, the Company has incurred an aggregate of $0.6 million of expenses for services provided pursuant to this agreement, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss) and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of June 30, 2014. No such fees were incurred during the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. No such fees were incurred during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013.
If the common stock of the Company is listed on a national stock exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three and six months ended June 30, 2014, the three months ended June 30, 2013 and the period from January 22, 2013 (date of inception) to June 30, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
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
The following table reflects restricted share award activity for the six months ended June 30, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	4,000	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Unvested, June 30, 2014	7,199	$22.50
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $6,000 and $34,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was approximately $11,000 and $34,000 for the six months ended June 30, 2014 and the period from January 22, 2013 (date of inception) to June 30, 2013, respectively.
As of June 30, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.4 years.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended June 30,		Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013
(Dollar amounts in thousands)	2014	2013
Value of shares issued in lieu of cash	$—	$8	$—	$8
Shares issued in lieu of cash	—	356	—	356
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014, the three months ended June 30, 2013 and for the period from January 22, 2013 (date of inception) to June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30, 2014	Period from January 22, 2013 (date of inception) to June 30, 2013
	2014	2013
Net loss (in thousands)	$(1,872)	$(215)	$(12,461)	$(244)
Basic and diluted weighted-average shares outstanding	64,018,318	5,173,574	63,359,596	3,100,904
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.20)	$(0.08)
The following common stock equivalents as of June 30, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	June 30,
	2014	2013
Unvested restricted stock	7,199	4,000
OP Units	90	90
Class B Units	339,678	—
Total common stock equivalents	346,967	4,090
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Investment Securities
From July 1, 2014 to July 30, 2014, the Company sold $13.0 million of investments in redeemable preferred stock and senior notes for a realized gain of $0.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Trust V, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust V, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership V, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors V, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements contained herein.
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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Commencing with the date (the "NAV pricing date") on which we file our second quarterly financial filing with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of our initial public offering (our "IPO"), the purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our net asset value ("NAV") as determined by our Advisor. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees which may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

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
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of June 30, 2014, we had 64.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of June 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
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
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2014, we owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 10.1 years.
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
We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Our Dealer Manager served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO. As of the end of our IPO, such offering costs were less than 12.0% of the gross proceeds received in the IPO.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any change in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
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

In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Properties
As of June 30, 2014, we owned 463 properties located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 10.1 years as of June 30, 2014. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we owned at June 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	13.8	$2,243
Walgreens I	Jul. 2013	1	10,500	23.3	3,632
Dollar General II	Jul. 2013	2	18,052	13.9	2,346
Auto Zone I	Jul. 2013	1	7,370	13.1	1,519
Dollar General III	Jul. 2013	5	45,989	13.9	5,783
BSFS I	Jul. 2013	1	8,934	9.6	3,047
Dollar General IV	Jul. 2013	2	18,126	11.7	1,989
Tractor Supply I	Aug. 2013	1	19,097	13.4	4,074
Dollar General V	Aug. 2013	1	12,480	13.6	2,295
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	11.2	10,817
Family Dollar I	Aug. 2013	1	8,050	7.0	955
Lowe's I	Aug. 2013	5	671,313	15.0	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	16.0	1,005
Food Lion I	Aug. 2013	1	44,549	15.3	8,910
Family Dollar II	Aug. 2013	1	8,028	9.0	969
Walgreens II	Aug. 2013	1	14,490	18.8	3,200
Dollar General VI	Aug. 2013	1	9,014	11.7	1,431
Dollar General VII	Aug. 2013	1	9,100	13.8	1,210
Family Dollar III	Aug. 2013	1	8,000	8.3	1,004
Chili's I	Aug. 2013	2	12,700	11.4	5,760
CVS I	Aug. 2013	1	10,055	11.6	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	12.8	7,975
Dollar General VIII	Sep. 2013	1	9,100	14.1	1,418
Tire Kingdom I	Sep. 2013	1	6,635	10.8	2,063
Auto Zone II	Sep. 2013	1	7,370	8.9	1,591
Family Dollar IV	Sep. 2013	1	8,320	9.0	879
Fresenius I	Sep. 2013	1	5,800	11.0	2,223
Dollar General IX	Sep. 2013	1	9,014	10.8	875
Advance Auto I	Sep. 2013	1	10,500	9.0	834
Walgreens III	Sep. 2013	1	15,120	11.8	4,839
Walgreens IV	Sep. 2013	1	13,500	10.3	2,796
CVS II	Sep. 2013	1	13,905	22.6	2,958
Arby's I	Sep. 2013	1	3,000	14.0	2,320
Dollar General X	Sep. 2013	1	9,100	13.8	1,305
AmeriCold I	Sep. 2013	9	1,407,166	13.3	173,939
Home Depot I	Sep. 2013	2	1,315,200	12.6	79,055
New Breed Logistics I	Sep. 2013	1	390,486	7.4	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	5.6	91,548

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
L.A. Fitness I	Sep. 2013	1	45,000	9.7	12,067
SunTrust Bank I	Sep. 2013	32	182,400	3.5	59,395
National Tire & Battery I	Sep. 2013	1	10,795	9.4	1,311
Circle K I	Sep. 2013	19	54,521	14.4	25,815
Walgreens V	Sep. 2013	1	14,490	13.2	5,750
Walgreens VI	Sep. 2013	1	14,560	14.8	4,470
FedEx Ground I	Sep. 2013	1	21,662	8.9	2,999
Walgreens VII	Sep. 2013	10	142,140	15.3	40,517
O'Charley's I	Sep. 2013	20	135,973	17.4	42,970
Krystal Burgers Corporation I	Sep. 2013	6	12,730	15.2	8,461
Merrill Lynch I	Sep. 2013	3	553,841	10.4	165,436
1st Constitution Bancorp I	Sep. 2013	1	4,500	9.6	1,907
American Tire Distributors I	Sep. 2013	1	125,060	9.6	8,868
Tractor Supply II	Oct. 2013	1	23,500	9.3	1,627
United Health I	Oct. 2013	1	400,000	7.0	66,568
National Tire & Battery II	Oct. 2013	1	7,368	17.9	2,199
Tractor Supply III	Oct. 2013	1	19,097	13.8	2,813
Mattress Firm II	Oct. 2013	1	4,304	9.2	1,058
Dollar General XI	Oct. 2013	1	9,026	12.8	1,102
Academy Sports I	Oct. 2013	1	71,640	14.0	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	8.8	3,275
Amazon I	Oct. 2013	1	79,105	9.1	9,548
Fresenius II	Oct. 2013	2	16,047	13.1	6,542
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	14.5	2,276
Dollar General XIII	Nov. 2013	1	9,169	11.8	1,065
Advance Auto II	Nov. 2013	2	13,887	8.9	3,260
FedEx Ground II	Nov. 2013	1	48,897	9.1	4,844
Burger King I	Nov. 2013	41	168,192	19.4	63,138
Dollar General XIV	Nov. 2013	3	27,078	13.9	3,764
Dollar General XV	Nov. 2013	1	9,026	14.4	1,337
FedEx Ground III	Nov. 2013	1	24,310	9.2	4,071
Dollar General XVI	Nov. 2013	1	9,014	11.4	994
Family Dollar V	Nov. 2013	1	8,400	8.8	877
Walgreens VIII	Dec. 2013	1	14,490	9.5	5,150
CVS III	Dec. 2013	1	10,880	9.6	3,341
Mattress Firm III	Dec. 2013	1	5,057	9.0	1,887
Arby's II	Dec. 2013	1	3,494	13.8	1,325
Family Dollar VI	Dec. 2013	2	17,484	9.6	1,903
SAAB Sensis I	Dec. 2013	1	90,822	10.8	19,346
Citizens Bank I	Dec. 2013	9	34,777	9.5	26,158
Walgreens IX	Jan. 2014	1	14,490	8.6	6,158
SunTrust Bank II	Jan. 2014	30	148,233	3.5	61,326
Mattress Firm IV	Jan. 2014	1	5,040	10.2	2,504
FedEx Ground IV	Jan. 2014	1	59,167	9.0	5,885
Mattress Firm V	Jan. 2014	1	5,548	9.3	2,261
Family Dollar VII	Feb. 2014	1	8,320	10.0	794
Aaron's I	Feb. 2014	1	7,964	9.2	1,052
Auto Zone III	Feb. 2014	1	6,786	8.8	1,253
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	8.3	200,212
Advance Auto III	Feb. 2014	1	6,124	10.2	1,984
Family Dollar VIII	Mar. 2014	3	24,960	9.1	3,179

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General XVII	Mar. & May 2014	3	27,078	13.8	3,400
SunTrust Bank III	Mar. 2014	121	646,535	3.5	247,991
SunTrust Bank IV	Mar. 2014	30	171,209	3.5	60,888
Dollar General XVIII	Mar. 2014	1	9,026	13.8	1,139
Sanofi US I	Mar. 2014	1	736,572	12.0	251,114
Family Dollar IX	Apr. 2014	1	8,320	9.8	1,234
Stop & Shop I	May 2014	8	544,112	12.4	145,445
Bi-Lo I	May 2014	1	55,718	11.5	7,819
Dollar General XIX	May 2014	1	12,480	14.2	1,502
Dollar General XX	May 2014	5	48,584	12.8	5,988
Dollar General XXI	May 2014	1	9,238	14.2	1,634
Dollar General XXII	May 2014	1	10,566	12.8	1,342
		463	13,107,548	10.1	$2,169,308
____________

(1)	Remaining lease term in years as of June 30, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. As of June 30, 2013, we owned two properties with an aggregate base purchase price of $2.2 million, comprised of 18,126 rentable square feet that were 100.0% leased on a weighted-average basis. Accordingly, our results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and our results of operations for the six months ended June 30, 2014 as compared to the period from January 22, 2013 (date of inception) to June 30, 2013 reflect significant increases in most categories.
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Rental Income
Rental income increased $39.4 million to $39.4 million for the three months ended June 30, 2014, compared to approximately $29,000 for the three months ended June 30, 2013. Rental income for the three months ended June 30, 2014 was driven by our acquisition and operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2014. Rental income for the three months ended June 30, 2013 was driven by our acquisition and operation of two properties with an aggregate base purchase price of $2.2 million, comprising 18,126 rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $3.1 million to $3.1 million for the three months ended June 30, 2014, compared to approximately $6,000 for the three months ended June 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursement revenue was driven by our acquisition and operation of 463 properties as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013.
Property Operating Expense
Property operating expense increased $3.4 million to $3.4 million for the three months ended June 30, 2014, compared to approximately $6,000 for the three months ended June 30, 2013. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. This increase in property operating expense was driven by our acquisition and operation of 463 properties as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013.

Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $4.0 million to $4.1 million for the three months ended June 30, 2014, compared to $0.1 million for the three months ended June 30, 2013. These expenses related primarily to acquisition fees, legal fees and other closing costs associated with our purchase of 20 properties with an aggregate base purchase price of $168.0 million during the three months ended June 30, 2014. Acquisition and transaction related expense for the three months ended June 30, 2014 also included $1.6 million incurred for fees related to services rendered in connection with transaction management, information agent and advisory services related to a potential liquidity event. For the three months ended June 30, 2013, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate base purchase price of $2.2 million.
General and Administrative Expense
General and administrative expense increased $1.6 million to $1.7 million for the three months ended June 30, 2014, compared to $0.1 million for the three months ended June 30, 2013. The increase in general and administrative expense for the three months ended June 30, 2014 was primarily due to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. General and administrative expense for the three months ended June 30, 2013 also included costs absorbed by our Advisor of $0.1 million for the three months ended June 30, 2013. No such costs were absorbed for the three months ended June 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $28.3 million to $28.3 million for the three months ended June 30, 2014, compared to approximately $19,000 for the three months ended June 30, 2013. This increase was driven by our acquisition and operation of 463 properties acquired as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense for the three months ended June 30, 2014 of $7.7 million related to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable, partially offset by amortization of mortgage premiums. As of June 30, 2014, we had $470.7 million of mortgage notes payable outstanding bearing interest at a weighted-average effective rate of 5.66% and $423.0 million outstanding on our credit facility bearing interest at 1.76%. We did not have any debt financing, and therefore, had no interest expense for the three months ended June 30, 2013.
Income from Investment Securities
Income from investment securities for the three months ended June 30, 2014 of $0.6 million related to income earned on our investments in redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the three months ended June 30, 2013.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.1 million for the three months ended June 30, 2014 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $20.1 million for $20.2 million. There were no sales of investment securities, and thus no gains on sale of investment securities, during the three months ended June 30, 2013.
Comparison of the Six Months Ended June 30, 2014 to the Period from January 22, 2013 (date of inception) to June 30, 2013
Rental Income
Rental income increased $66.3 million to $66.3 million for the six months ended June 30, 2014, compared to approximately $29,000 for the period from January 22, 2013 (date of inception) to June 30, 2013. Rental income was driven by our acquisition and operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2014. Rental income was driven by our acquisition and operation of two properties with an aggregate base purchase price of $2.2 million, comprising 18,126 rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2013.

Operating Expense Reimbursements
Operating expense reimbursement revenue increased $6.5 million to $6.5 million for the six months ended June 30, 2014, compared to approximately $6,000 for the period from January 22, 2013 (date of inception) to June 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursements was driven by our acquisition and operation of 463 properties as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013.
Property Operating Expense
Property operating expense increased $7.0 million to $7.0 million for the six months ended June 30, 2014, compared to approximately $6,000 for the period from January 22, 2013 (date of inception) to June 30, 2013. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The increase in property operating expense was driven by our acquisition and operation of 463 properties as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $18.5 million to $18.6 million for the six months ended June 30, 2014, compared to $0.1 million for the period from January 22, 2013 (date of inception) to June 30, 2013. These expenses related primarily to acquisition fees, legal fees and other closing costs associated with our purchase of 224 properties with an aggregate base purchase price of $1.0 billion during the six months ended June 30, 2014. Acquisition and transaction related expense for the six months ended June 30, 2014 also included $1.6 million incurred for fees related to services rendered in connection with transaction management, information agent and advisory services related to a potential liquidity event. For the period from January 22, 2013 (date of inception) to June 30, 2013, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate base purchase price of $2.2 million.
General and Administrative Expense
General and administrative expense increased $2.7 million to $2.8 million for the six months ended June 30, 2014, compared to $0.1 million for period from January 22, 2013 (date of inception) to June 30, 2013. General and administrative expense for the six months ended June 30, 2014 increased from the period from January 22, 2013 (date of inception) to June 30, 2013 primarily due to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. General and administrative expense also included costs absorbed by our Advisor of $0.1 million for the period from January 22, 2013 (date of inception) to June 30, 2013. No such costs were absorbed for the six months ended June 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $47.4 million to $47.4 million for the six months ended June 30, 2014, compared to $19,000 for the period from January 22, 2013 (date of inception) to June 30, 2013. This increase was driven by our acquisition and operation of 463 properties acquired as of June 30, 2014, compared to our acquisition and operation of two properties as of June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense for the six months ended June 30, 2014 of $11.2 million related to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable, partially offset by amortization of mortgage premiums. As of June 30, 2014, we had $470.7 million of mortgage notes payable outstanding bearing interest at a weighted-average effective rate of 5.66% and $423.0 million outstanding on our credit facility bearing interest at 1.76%. We did not have any debt financing, and therefore, had no interest expense for the period from January 22, 2013 (date of inception) to June 30, 2013.
Income from Investment Securities
Income from investment securities for the six months ended June 30, 2014 of $1.6 million related to income earned on our investments in redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the period from January 22, 2013 (date of inception) to June 30, 2013.

Loss on Sale of Investment Securities
Loss on sale of investment securities of $0.1 million for the six months ended June 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $29.9 million for $29.8 million. There were no sales of investment securities, and thus no losses on sale of investment securities during the period from January 22, 2013 (date of inception) to June 30, 2013.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, we had cash flows provided by operating activities of $42.6 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2014 include $18.6 million of acquisition and transaction related costs. Cash inflows during the six months ended June 30, 2014 included a net loss adjusted for non-cash items of $34.7 million (net loss of $12.5 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, share-based compensation and loss on sale of investments, partially offset by amortization of mortgage premiums, of $47.2 million). Cash inflows also included an increase in deferred rent and other liabilities of $4.4 million, a decrease in prepaid expenses and other assets of $2.6 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments and an increase in accounts payable and accrued expenses of $0.9 million.
The net cash used in investing activities during the six months ended June 30, 2014 of $508.3 million related to our investments in real estate and other assets of $538.1 million, partially offset by proceeds from the sale of investment securities of $29.8 million.
The net cash provided by financing activities of $389.5 million during the six months ended June 30, 2014 consisted primarily of proceeds from our credit facility of $423.0 million and proceeds from issuances of common stock of $0.1 million. These cash inflows were partially offset by cash distributions of $22.1 million, payments of deferred financing costs of $10.6 million, payments of mortgage notes payable of $0.4 million, common stock repurchases of $0.3 million and an increase in our restricted cash balance of $0.2 million.
Cash Flows for the Period from January 22, 2013 (date of inception) to June 30, 2013
During the period from January 22, 2013 (date of inception) to June 30, 2013, we had cash flows used in operating activities of $0.1 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from January 22, 2013 (date of inception) to June 30, 2013 include $0.1 million of acquisition and transaction related costs. Cash outflows during the period from January 22, 2013 (date of inception) to June 30, 2013 included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets and share based compensation, of $0.1 million) and an increase in prepaid expenses and other assets of $0.1 million due to rent receivables, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $0.1 million in accounts payable and accrued expenses related to accrued professional fees.
During the period from January 22, 2013 (date of inception) to June 30, 2013, net cash used in investing activities of $4.4 million related to the acquisition of two properties with an aggregate base purchase price of $2.2 million and deposits of $2.2 million for potential real estate acquisitions.
During the period from January 22, 2013 (date of inception) to June 30, 2013, net cash provided by financing activities of $350.6 million consisted primarily of proceeds from issuances of common stock of $395.4 million, net of receivables, and $0.4 million of net advances from affiliates. These cash inflows were partially offset by $45.1 million of payments related to offering costs and $0.2 million of cash distributions paid to stockholders.
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of June 30, 2014, we had 64.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.

We purchased our first property and commenced active operations on April 29, 2013. During the six months ended June 30, 2014, we acquired 224 properties with an aggregate base purchase price of $1.0 billion. As of June 30, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion. As of June 30, 2014, we had cash and cash equivalents of $25.0 million. Our principal demands for funds will be for the payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that in the future, as our portfolio continues to mature, our properties will continue to generate sufficient cash flow to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have used debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2014, we had $470.7 million of mortgage notes payable outstanding and the outstanding balance under our Credit Facility was $423.0 million.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million as of June 30, 2014. During the six months ended June 30, 2014, we drew $423.0 million on our Credit Facility to partially fund acquisition activity. As of June 30, 2014, the outstanding balance under our Credit Facility was $423.0 million and our unused borrowing capacity was $229.8 million, based on the assets assigned to the Credit Facility.
The Credit Facility provides for monthly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on September 23, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to September 23, 2018. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. Certain of our subsidiaries and certain subsidiaries of the OP guarantee, and the equity of certain subsidiaries of the OP have been pledged as collateral for, the obligations under the Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Six months ended June 30, 2014	18	20,334	24.75
Cumulative repurchases as of June 30, 2014 (1)	28	28,416	$24.82
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 6,806 shares with a weighted-average repurchase price per share of $24.35, which were approved for repurchase as of June 30, 2014 and will be completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2014.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended June 30, 2014
(In thousands)	March 31, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(10,589)	$(1,872)	$(12,461)
Depreciation and amortization	19,056	28,345	47,401
FFO	8,467	26,473	34,940
Acquisition fees and expenses (1)	14,532	4,087	18,619
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	2	18	20
Straight-line rent (3)	(1,693)	(2,498)	(4,191)
Amortization of mortgage premiums	(484)	(1,827)	(2,311)
Loss (Gain) on sale of investments	166	(109)	57
MFFO	$20,990	$26,144	$47,134
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

Distributions
On April 9, 2013, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054795 per day, based on the $25.00 price per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the six months ended June 30, 2014, distributions paid to common stockholders totaled $52.2 million, inclusive of $30.1 million of distributions for shares of common stock that were reinvested in shares issued pursuant to the DRIP.  During the six months ended June 30, 2014, cash used to pay distributions was generated from funds received from cash flows from operations and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, excluding distributions on unvested restricted stock, for the period indicated:

	Three Months Ended				Six Months Ended June 30, 2014
	March 31, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$10,883		$11,217		$22,100
Distributions reinvested	14,819		15,308		30,127
Total distributions	$25,702		$26,525		$52,227

Source of distribution coverage:
Cash flows provided by operations (1)	$10,883	42.3%	$11,217	42.3%	$22,100	42.3%
Proceeds from issuances of common stock	—	—%	—	—%	—	—%
Common stock issued pursuant to the DRIP / offering proceeds	14,819	57.7%	15,308	57.7%	30,127	57.7%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$25,702	100.0%	$26,525	100.0%	$52,227	100.0%

Cash flows provided by operations (GAAP basis)	$20,707		$21,924		$42,631
Net loss (in accordance with GAAP)	$(10,589)		$(1,872)		$(12,461)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2014 and June 30, 2014 and for the six months ended June 30, 2014 include acquisition and transaction related expenses of $14.5 million, $4.1 million and $18.6 million, respectively.

The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares, to cumulative net loss (in accordance with GAAP) for the period from January 22, 2013 (date of inception) to June 30, 2014:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2014
Distributions paid:
Common stockholders in cash	$36,948
Common stockholders pursuant to DRIP/offering proceeds	50,556
Total distributions paid	$87,504

Reconciliation of net loss:
Revenues	$97,062
Acquisition and transaction related	(45,553)
Depreciation and amortization	(62,348)
Other operating expenses	(14,936)
Other non-operating expense, net	(7,483)
Net loss (in accordance with GAAP) (1)	$(33,258)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Our secured debt leverage ratio approximated 21.7% (total secured debt divided by the base purchase price of acquired real estate investments) as of June 30, 2014.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2014:

		July 1, 2014 to December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal on mortgage notes payable	$470,681	$458	$191,978	$84,536	$193,709
Interest on mortgage notes payable	106,772	13,310	41,943	23,087	28,432
Credit Facility	423,000	—	—	423,000	—
Interest on Credit Facility	26,033	4,056	16,114	5,863	—
Lease rental payments due	10,039	413	1,662	1,662	6,302
	$1,036,525	$18,237	$251,697	$538,148	$228,443
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
Some of our leases with our tenants contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. In addition, during the second quarter of 2014, we announced that we engaged RCS Capital, the investment banking division of our Dealer Manager, as a financial advisor to assist us in evaluating potential strategic alternatives. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP. In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.
As of June 30, 2014, our debt consisted of both fixed- and variable-rate debt. As of June 30, 2014, we had fixed-rate secured mortgage financings with a carrying value of $496.6 million and a fair value of $504.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $17.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $15.6 million.
As of June 30, 2014 our variable-rate Credit Facility had a carrying and fair value of $423.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period from January 22, 2013 (date of inception) to December 31, 2013, except as set forth below:
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
Our cash flows provided by operations were $42.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we paid distributions of $52.2 million, of which $22.1 million, or 42.3%, was funded from cash flows from operations and $30.1 million, or 57.7%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. We may use net proceeds from our IPO to fund distributions. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
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
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of June 30, 2014, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	June 30, 2014
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%
Therefore, the financial failure of any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of June 30, 2014, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	June 30, 2014
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of June 30, 2014, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time we calculate NAV, of our shares.
The prices we pay for shares repurchased under our SRP may exceed the net asset value of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2014.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of June 30, 2014, we had 64.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.

The following table reflects the cumulative offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2014
Selling commissions and dealer manager fees	$143,006
Other offering costs	30,697
Total offering costs	$173,703
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2014
Total commissions paid to the Dealer Manager	$143,006
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,757
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
We used the proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may originate or acquire first mortgage loans secured by real estate. As of June 30, 2014, we have used the net proceeds from our IPO to purchase 463 properties with an aggregate base purchase price of $2.2 billion.
Issuer Purchases of Equity Securities
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
When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Six months ended June 30, 2014	18	20,334	24.75
Cumulative repurchases as of June 30, 2014 (1)	28	28,416	$24.82
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 6,806 shares with a weighted-average repurchase price per share of $24.35, which were approved for repurchase as of June 30, 2014 and will be completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2014.

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
Nicholas A. Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: July 31, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.23 *	Fifth Amendment to Credit Agreement, dated as of June 6, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

____________________
*     Filed herewith.