Form 10-Q
period 2014-09-30
American Realty Capital Trust V, Inc.
filed 2014-11-14
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of October 31, 2014, the registrant had 65,036,793 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2014 and 2013, the Nine Months Ended September 30, 2014 and the Period from January 22, 2013 (date of inception) to September 30, 2013 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2014 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and the Period from January 22, 2013 (date of inception) to September 30, 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	41

Item 4. Controls and Procedures.	41

PART II - OTHER INFORMATION	42

Item 1. Legal Proceedings.	42

Item 1A. Risk Factors.	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3. Defaults Upon Senior Securities.	46

Item 4. Mine Safety Disclosures.	46

Item 5. Other Information.	46

Item 6. Exhibits.	46

Signatures	47

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$303,803	$147,899
Buildings, fixtures and improvements	1,667,179	868,700
Acquired intangible lease assets	227,453	130,473
Total real estate investments, at cost	2,198,435	1,147,072
Less: accumulated depreciation and amortization	(91,421)	(14,947)
Total real estate investments, net	2,107,014	1,132,125
Cash and cash equivalents	55,545	101,176
Investment securities, at fair value	22,817	58,566
Deposits for real estate acquisitions	—	33,035
Prepaid expenses and other assets	12,371	14,584
Deferred costs, net	15,216	7,889
Total assets	$2,212,963	$1,347,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$470,313	$8,830
Mortgage premiums, net	23,992	334
Credit facility	423,000	—
Below-market lease liabilities, net	904	909
Accounts payable and accrued expenses	10,390	15,447
Deferred rent and other liabilities	5,928	1,216
Distributions payable	8,801	8,825
Total liabilities	943,328	35,561
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 64,821,632 and 62,985,937 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	648	630
Additional paid-in capital	1,426,906	1,383,066
Accumulated other comprehensive income (loss)	119	(6,981)
Accumulated deficit	(158,038)	(64,901)
Total stockholders' equity	1,269,635	1,311,814
Total liabilities and stockholders' equity	$2,212,963	$1,347,375

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013
	2014	2013
Revenues:
Rental income	$40,609	$2,042	$106,910	$2,071
Operating expense reimbursements	3,030	51	9,502	57
Total revenues	43,639	2,093	116,412	2,128

Operating expenses:
Property operating	3,472	149	10,431	155
Acquisition and transaction related	4,260	18,159	22,879	18,271
General and administrative	981	1,171	3,734	1,314
Depreciation and amortization	29,045	770	76,446	789
Total operating expenses	37,758	20,249	113,490	20,529
Operating income (loss)	5,881	(18,156)	2,922	(18,401)
Other (expense) income:
Interest expense	(8,208)	(28)	(19,375)	(28)
Interest income	8	62	169	62
Income from investment securities	374	1,108	1,935	1,108
Gain on sale of investment securities	314	—	257	—
Total other (expense) income, net	(7,512)	1,142	(17,014)	1,142
Net loss	$(1,631)	$(17,014)	$(14,092)	$(17,259)

Other comprehensive income (loss):
Change in unrealized income on investment securities	(204)	(4,317)	7,100	(4,317)
Comprehensive loss	$(1,835)	$(21,331)	$(6,992)	$(21,576)

Basic and diluted weighted-average shares outstanding	64,654,279	38,295,114	63,795,899	16,370,852
Basic and diluted net loss per share	$(0.03)	$(0.44)	$(0.22)	$(1.05)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	62,985,937	$630	$1,383,066	$(6,981)	$(64,901)	$1,311,814
Changes in offering costs	—	—	197	—	—	197
Common stock issued through distribution reinvestment plan	1,917,684	19	45,639	—	—	45,658
Common stock repurchases	(83,588)	(1)	(2,011)	—	—	(2,012)
Share-based compensation, net of forfeitures	1,599	—	15	—	—	15
Distributions declared	—	—	—	—	(79,045)	(79,045)
Net loss	—	—	—	—	(14,092)	(14,092)
Other comprehensive income	—	—	—	7,100	—	7,100
Balance, September 30, 2014	64,821,632	$648	$1,426,906	$119	$(158,038)	$1,269,635

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(14,092)	$(17,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	59,919	650
Amortization of in-place lease assets	16,527	139
Amortization of deferred financing costs	3,280	18
Amortization of mortgage premiums	(4,204)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	23	(5)
Share-based compensation	15	103
Gain on sale of investment securities	(257)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	2,086	(1,919)
Accounts payable and accrued expenses	3,653	2,500
Deferred rent and other liabilities	4,712	2,279
Net cash provided by (used in) operating activities	71,662	(13,494)
Cash flows from investing activities:
Investments in real estate and other assets	(538,130)	(885,646)
Deposits for real estate acquisitions	—	(110,005)
Proceeds from the sale of investment securities	43,106	19,194
Payments for purchase of investment securities	—	(116,582)
Net cash used in investing activities	(495,024)	(1,093,039)
Cash flows from financing activities:
Payments of mortgage notes payable	(755)	—
Proceeds from credit facility	423,000	—
Payments of deferred financing costs	(10,599)	(3,235)
Proceeds from issuances of common stock	127	1,441,213
Payments of offering costs and fees related to stock issuances, net	(41)	(163,835)
Common stock repurchases	(590)	(7)
Distributions paid	(33,411)	(4,547)
Net cash provided by financing activities	377,731	1,269,589
Net change in cash and cash equivalents	(45,631)	163,056
Cash and cash equivalents, beginning of period	101,176	—
Cash and cash equivalents, end of period	$55,545	$163,056

Supplemental Disclosures:
Cash paid for interest	$17,652	$—
Cash paid for income taxes	408	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$462,238	$—
Premiums on assumed mortgage notes payable	27,862	—
Common stock issued through distribution reinvestment plan	45,658	6,275

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Trust V, Inc. (the "Company") was incorporated on January 22, 2013 as a Maryland corporation and elected to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP"), under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock.
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed in October 2013. As of September 30, 2014, the Company had 64.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of September 30, 2014, the aggregate value of all shares of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
Until the date on which the Company files its second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) the Company's acquisition of at least $1.4 billion in total portfolio assets and (ii) April 4, 2015, which is two years from the effective date of the IPO, the per share purchase of shares issued pursuant to the DRIP are initially equal to $23.75 per share, which is 95.0% of the initial offering price of shares of common stock in the IPO. Thereafter, the per share purchase price of shares issued pursuant to the DRIP will vary quarterly and be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter, after giving effect to any share purchases or repurchases effected in the prior quarter ("Per Share NAV").
The Company has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of September 30, 2014, the Company owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.9 years.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company has no direct employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services.  The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, AR Capital, LLC, who formed and sponsored the Company (the "Sponsor"), as a result of which, they are related parties of the Company. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and for the period from January 22, 2013 (date of inception) to December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014, other than the updates described below.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the nine months ended September 30, 2014 and the period from January 22, 2013 (date of inception) to September 30, 2013:

(Dollar amounts in thousands)	Nine Months Ended September 30, 2014		Period from January 22, 2013 (date of inception) to September 30, 2013
Real estate investments, at cost:
Land	$155,904		$110,922
Buildings, fixtures and improvements	798,479		685,621
Total tangible assets	954,383		796,543
Acquired intangibles:
In-place leases	96,980		100,948
Below-market lease liabilities	—		(931)
Total intangible assets	96,980		100,017
Total assets acquired	1,051,363		896,560
Mortgage notes payable assumed	(462,238)		—
Premiums on mortgage notes payable assumed	(27,862)		—
Real estate investments financed through accounts payable	—		(10,914)
Deposits paid in prior periods	(33,035)		—
Cash paid for acquired real estate investments, at cost	$528,228	(1)	$885,646
Number of properties purchased	224		158
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
Real estate investments, at cost of $1.1 billion have been provisionally allocated amongst land, buildings, fixtures and improvements and intangible assets and liabilities pending receipt and review of final information being prepared by third-party specialists.
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014 had been consummated on January 22, 2013 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to exclude acquisition and transaction related expense of $17.0 million from the nine months ended September 30, 2014:

(In thousands)	Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013
Pro forma revenues	$131,034	$53,896
Pro forma net income (loss)	$3,188	$(17,362)
Diluted pro forma net income (loss) per share	$0.05	$(1.06)

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 to December 31, 2014	$38,171
2015	154,203
2016	156,965
2017	159,364
2018	130,932
Thereafter	968,218
$1,607,853
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of September 30, 2014 and 2013:

	September 30,
Tenant	2014	2013
SunTrust Bank	17.9%	*
Sanofi US	11.6%	*
C&S Wholesale Grocer	10.4%	*
AmeriCold	*	18.7%
Merrill Lynch	*	18.7%
American Express Travel Related Services	*	10.9%
____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013:

	September 30,
State	2014	2013
New Jersey	20.3%	18.9%
Georgia	11.2%	18.3%
North Carolina	*	11.8%
____________________________

*
State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 4 — Investment Securities
As of September 30, 2014, the Company has investments in redeemable preferred stock with an aggregate fair value of $22.8 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of September 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014	$22,699	$221	$(103)	$22,817
December 31, 2013	$65,547	$—	$(6,981)	$58,566
Unrealized losses as of September 30, 2014 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2014.
During three months ended September 30, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $13.0 million for $13.3 million, resulting in a realized gain on sale of investment securities of $0.3 million. During the nine months ended September 30, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $42.8 million for $43.1 million, resulting in a realized gain on sale of investment securities of $0.3 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million as of September 30, 2014. As of September 30, 2014, the outstanding balance under the Credit Facility was $423.0 million and the Company's unused borrowing capacity was $227.4 million, based on the assets assigned to the Credit Facility. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,599	$8,830	6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	—	5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	—	5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	—	5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	—	5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	—	5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,724	—	5.63%		Fixed	Jun. 2021
Total	191	$470,313	$8,830	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2014.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2014:

(In thousands)	Future Principal Payments
October 1, 2014 to December 31, 2014	$234
2015	190,964
2016	1,014
2017	83,393
2018	1,143
Thereafter	193,565
$470,313
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
September 30, 2014
(Unaudited)

The Company has investments in redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted prices in active markets, classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Investment securities	$22,817	$—	$—	$22,817
December 31, 2013
Investment securities	$58,566	$—	$—	$58,566
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$494,305	$503,226	$9,164	$9,164
Credit facility	3	$423,000	$423,000	$—	$—
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of September 30, 2014 and December 31, 2013, the Company had 64.8 million and 63.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table summarizes the repurchases of shares under the Share Repurchase Program ("SRP") cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Nine months ended September 30, 2014	56	83,588	24.07
Cumulative repurchases as of September 30, 2014 (1)	66	91,670	$24.15
_____________________

(1)
Includes 32 unfulfilled repurchase requests consisting of 59,796 shares with a weighted-average repurchase price per share of $23.78, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability was included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of September 30, 2014.

Note 9 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 to December 31, 2014	$206
2015	827
2016	835
2017	840
2018	822
Thereafter	6,302
$9,832
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2014 and December 31, 2013, the Special Limited Partner, an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager was entitled to receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was permitted to reallow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014		Period from January 22, 2013 (date of inception) to September 30, 2013	Payable as of
(In thousands)	2014	2013				September 30, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$—	$95,562	$(3)	(1)	$135,238	$—	$2
_________________________________

(1)
During the nine months ended September 30, 2014, the Company incurred reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

The Advisor and its affiliates received fees and expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs related to the IPO incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013	Payable as of
(In thousands)	2014	2013			September 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$22,020	$(253)	$27,345	$—	$226
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of September 30, 2014, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment.
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
September 30, 2014
(Unaudited)

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
In connection with the asset management services provided by the Advisor, the Company has issued and issues (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profit interests and would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met. The Class B Units are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP.
As of September 30, 2014, in aggregate, the Company's board of directors had approved the issuance of 521,737 Class B Units to the Advisor in connection with this arrangement. As of September 30, 2014, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized to general and administrative expenses as of December 31, 2013. No such costs were incurred during the three and nine months ended September 30, 2014. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the period the service was provided.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30, 2014		Period from January 22, 2013 (date of inception) to September 30, 2013		Payable as of
	2014		2013
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2014	December 31, 2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$9,758	$—	$10,578	$—	$9,806	$—	$—	$—
Financing coordination fees	—	—	1,500	—	5,678	—	1,500	—	—	—
Transaction fees	—	—	1,745	—	—	—	1,745	—	—	2,630
Ongoing fees:
Transfer agent and other professional fees	500	—	—	—	1,753	—	—	—	358	—
Strategic advisory fees	—	—	613	—	—	—	613	—	—	—
Distributions on Class B Units	193	—	—	—	345	—	—	—	—	18
Total related party operation fees and reimbursements	$693	$—	$13,616	$—	$18,354	$—	$13,664	$—	$358	$2,648
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to September 30, 2013. No such costs were absorbed by the Advisor during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013.
Fees Incurred in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $2.0 million and $3.0 million, respectively, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.3 million and $1.9 million, respectively, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss, of which $0.9 million is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2014. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2014. No such fees were incurred during the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
If the common stock of the Company is listed on a national stock exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, pre-tax, non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from January 22, 2013 (date of inception) to September 30, 2013.
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
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary or the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects restricted share award activity for the nine months ended September 30, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	4,000	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeited	(2,400)	22.50
Unvested, September 30, 2014	4,799	$22.50
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was approximately $15,000 and $39,000 for the nine months ended September 30, 2014 and the period from January 22, 2013 (date of inception) to September 30, 2013, respectively.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

As of September 30, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.2 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013
(Dollar amounts in thousands)	2014	2013
Value of shares issued in lieu of cash	$—	$56	$—	$64
Shares issued in lieu of cash	—	2,456	—	2,812
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and for the period from January 22, 2013 (date of inception) to September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014	Period from January 22, 2013 (date of inception) to September 30, 2013
	2014	2013
Net loss (in thousands)	$(1,631)	$(17,014)	$(14,092)	$(17,259)
Basic and diluted weighted-average shares outstanding	64,654,279	38,295,114	63,795,899	16,370,852
Basic and diluted net loss per share	$(0.03)	$(0.44)	$(0.22)	$(1.05)
The following common stock equivalents as of September 30, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	September 30,
	2014	2013
Unvested restricted stock	4,799	4,000
OP Units	90	90
Class B Units	521,737	192
Total common stock equivalents	526,626	4,282
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Investment Securities
From October 1, 2014 to November 13, 2014, the Company sold $2.9 million of investments in redeemable preferred stock for a realized gain of approximately $45,000.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Management Update
On November 13, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his role as president, chief operating officer, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed William M. Kahane to serve as the Company’s president, chief operating officer, treasurer and secretary.
Calculation of Net Asset Value
Our Advisor has engaged Duff & Phelps, LLC (“Duff & Phelps”) to perform appraisals and report a range of fair value for our properties in accordance with valuation guidelines established by our board of directors. Duff & Phelps is currently performing such appraisals and expects to deliver its real estate appraisal report to our Advisor during the week of November 17, 2014. Following the receipt of such report, our Advisor will consider Duff & Phelps’ report, along with a number of other inputs and factors, and in its own discretion calculate NAV and recommend to our board of directors an estimated share value. The board of directors will be ultimately and solely responsible for the determination of the share value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders;

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants;

•	Our tenants may not achieve our rental rate incentives and our expenses could be greater, which may impact our results of operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders;

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees;

•	We may be unable to pay or maintain cash distributions or increase distributions over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees upon the sale of properties;

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time;

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions;

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We were incorporated on January 22, 2013 as a Maryland corporation that elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of September 30, 2014, we had 64.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. As of September 30, 2014, the aggregate value of all shares of common stock outstanding was $1.6 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).
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
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of September 30, 2014, we owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.9 years.
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
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Our Dealer Manager served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.

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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of the existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
Cost recoveries from tenants are included in operating expense reimbursements in the period the related costs are incurred, as applicable.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired and intangible liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases and the value of customer relationships, as applicable.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.

Properties
As of September 30, 2014, we owned 463 properties located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.9 years as of September 30, 2014. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we owned at September 30, 2014:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	13.6	$2,243
Walgreens I	Jul. 2013	1	10,500	23.0	3,632
Dollar General II	Jul. 2013	2	18,052	13.7	2,346
Auto Zone I	Jul. 2013	1	7,370	12.8	1,519
Dollar General III	Jul. 2013	5	45,989	13.6	5,783
BSFS I	Jul. 2013	1	8,934	9.3	3,047
Dollar General IV	Jul. 2013	2	18,126	11.4	1,989
Tractor Supply I	Aug. 2013	1	19,097	13.2	4,074
Dollar General V	Aug. 2013	1	12,480	13.4	2,295
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	10.9	10,817
Family Dollar I	Aug. 2013	1	8,050	6.8	955
Lowe's I	Aug. 2013	5	671,313	14.8	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	15.8	1,005
Food Lion I	Aug. 2013	1	44,549	15.1	8,910
Family Dollar II	Aug. 2013	1	8,028	8.8	969
Walgreens II	Aug. 2013	1	14,490	18.5	3,200
Dollar General VI	Aug. 2013	1	9,014	11.4	1,431
Dollar General VII	Aug. 2013	1	9,100	13.5	1,210
Family Dollar III	Aug. 2013	1	8,000	8.0	1,004
Chili's I	Aug. 2013	2	12,700	11.2	5,760
CVS I	Aug. 2013	1	10,055	11.4	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	12.5	7,975
Dollar General VIII	Sep. 2013	1	9,100	13.8	1,418
Tire Kingdom I	Sep. 2013	1	6,635	10.5	2,063
Auto Zone II	Sep. 2013	1	7,370	8.7	1,591
Family Dollar IV	Sep. 2013	1	8,320	8.8	879
Fresenius I	Sep. 2013	1	5,800	10.8	2,223
Dollar General IX	Sep. 2013	1	9,014	10.6	875
Advance Auto I	Sep. 2013	1	10,500	8.8	834
Walgreens III	Sep. 2013	1	15,120	11.5	4,839
Walgreens IV	Sep. 2013	1	13,500	10.0	2,796
CVS II	Sep. 2013	1	13,905	22.4	2,958
Arby's I	Sep. 2013	1	3,000	13.8	2,320
Dollar General X	Sep. 2013	1	9,100	13.5	1,305
AmeriCold I	Sep. 2013	9	1,407,166	13.0	173,939
Home Depot I	Sep. 2013	2	1,315,200	12.4	79,055
New Breed Logistics I	Sep. 2013	1	390,486	7.1	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	5.4	91,548
L.A. Fitness I	Sep. 2013	1	45,000	9.4	12,067
SunTrust Bank I	Sep. 2013	32	182,400	3.3	59,395
National Tire & Battery I	Sep. 2013	1	10,795	9.2	1,311
Circle K I	Sep. 2013	19	54,521	14.1	25,815
Walgreens V	Sep. 2013	1	14,490	12.9	5,750
Walgreens VI	Sep. 2013	1	14,560	14.6	4,470

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
FedEx Ground I	Sep. 2013	1	21,662	8.7	2,999
Walgreens VII	Sep. 2013	10	142,140	15.1	40,517
O'Charley's I	Sep. 2013	20	135,973	17.1	42,970
Krystal Burgers Corporation I	Sep. 2013	6	12,730	15.0	8,461
Merrill Lynch I	Sep. 2013	3	553,841	10.2	165,436
1st Constitution Bancorp I	Sep. 2013	1	4,500	9.3	1,907
American Tire Distributors I	Sep. 2013	1	125,060	9.3	8,868
Tractor Supply II	Oct. 2013	1	23,500	9.0	1,627
United Healthcare I	Oct. 2013	1	400,000	6.8	66,568
National Tire & Battery II	Oct. 2013	1	7,368	17.7	2,199
Tractor Supply III	Oct. 2013	1	19,097	13.6	2,813
Mattress Firm II	Oct. 2013	1	4,304	8.9	1,058
Dollar General XI	Oct. 2013	1	9,026	12.6	1,102
Academy Sports I	Oct. 2013	1	71,640	13.8	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	8.5	3,275
Amazon I	Oct. 2013	1	79,105	8.8	9,548
Fresenius II	Oct. 2013	2	16,047	12.9	6,542
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	14.2	2,276
Dollar General XIII	Nov. 2013	1	9,169	11.5	1,065
Advance Auto II	Nov. 2013	2	13,887	8.6	3,260
FedEx Ground II	Nov. 2013	1	48,897	8.8	4,844
Burger King I	Nov. 2013	41	168,192	19.2	63,138
Dollar General XIV	Nov. 2013	3	27,078	13.7	3,764
Dollar General XV	Nov. 2013	1	9,026	14.1	1,337
FedEx Ground III	Nov. 2013	1	24,310	8.9	4,071
Dollar General XVI	Nov. 2013	1	9,014	11.2	994
Family Dollar V	Nov. 2013	1	8,400	8.5	877
Walgreens VIII	Dec. 2013	1	14,490	9.3	5,150
CVS III	Dec. 2013	1	10,880	9.3	3,341
Mattress Firm III	Dec. 2013	1	5,057	8.8	1,887
Arby's II	Dec. 2013	1	3,494	13.6	1,325
Family Dollar VI	Dec. 2013	2	17,484	9.3	1,903
SAAB Sensis I	Dec. 2013	1	90,822	10.5	19,346
Citizens Bank I	Dec. 2013	9	34,777	9.3	26,158
Walgreens IX	Jan. 2014	1	14,490	8.3	6,158
SunTrust Bank II	Jan. 2014	30	148,233	3.3	61,326
Mattress Firm IV	Jan. 2014	1	5,040	9.9	2,504
FedEx Ground IV	Jan. 2014	1	59,167	8.8	5,885
Mattress Firm V	Jan. 2014	1	5,548	9.1	2,261
Family Dollar VII	Feb. 2014	1	8,320	9.8	794
Aaron's I	Feb. 2014	1	7,964	8.9	1,052
Auto Zone III	Feb. 2014	1	6,786	8.5	1,253
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	8.0	200,212
Advance Auto III	Feb. 2014	1	6,124	9.9	1,984
Family Dollar VIII	Mar. 2014	3	24,960	8.8	3,179
Dollar General XVII	Mar. & May 2014	3	27,078	13.5	3,400
SunTrust Bank III	Mar. 2014	121	646,535	3.3	247,991
SunTrust Bank IV	Mar. 2014	30	171,209	3.3	60,888
Dollar General XVIII	Mar. 2014	1	9,026	13.5	1,139
Sanofi US I	Mar. 2014	1	736,572	11.8	251,114
Family Dollar IX	Apr. 2014	1	8,320	9.5	1,234

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Stop & Shop I	May 2014	8	544,112	12.1	145,445
Bi-Lo I	May 2014	1	55,718	11.3	7,819
Dollar General XIX	May 2014	1	12,480	13.9	1,502
Dollar General XX	May 2014	5	48,584	12.6	5,988
Dollar General XXI	May 2014	1	9,238	13.9	1,634
Dollar General XXII	May 2014	1	10,566	12.6	1,342
		463	13,107,548	9.9	$2,169,308
____________

(1)	Remaining lease term in years as of September 30, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of September 30, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. As of September 30, 2013, we owned 158 properties with an aggregate base purchase price of $896.6 million, comprised of 6.3 million rentable square feet that were 100.0% leased on a weighted-average basis. Accordingly, our results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and our results of operations for the nine months ended September 30, 2014 as compared to the period from January 22, 2013 (date of inception) to September 30, 2013 reflect significant increases in most categories due to our acquisition activity.
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Rental Income
Rental income increased $38.6 million to $40.6 million for the three months ended September 30, 2014, compared to $2.0 million for the three months ended September 30, 2013. Rental income for the three months ended September 30, 2014 was driven by our operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of September 30, 2014. Rental income for the three months ended September 30, 2013 was driven by our operation of 158 properties with an aggregate base purchase price of $896.6 million, comprising 6.3 million rentable square feet that were 100.0% leased on a weighted-average basis as of September 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $2.9 million to $3.0 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursement revenue was driven by our operation of 463 properties as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013.
Property Operating Expense
Property operating expense increased $3.4 million to $3.5 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. This increase in property operating expense was driven by our operation of 463 properties as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $13.9 million to $4.3 million for the three months ended September 30, 2014, compared to $18.2 million for the three months ended September 30, 2013. This decrease was due to the fact that we did not incur any expenses related to acquisition fees, legal fees and other closing costs associated with the purchase of properties, as we did not acquire any properties during the three months ended September 30, 2014. Acquisition and transaction related expense for the three months ended September 30, 2014 included $4.3 million incurred for advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event. For the three months ended September 30, 2013, acquisition and transaction related expense related to acquisition fees, legal fees, strategic advisory fees and other closing costs associated with our purchase of 156 properties with an aggregate base purchase price of $894.3 million.

General and Administrative Expense
General and administrative expense decreased $0.2 million to $1.0 million for the three months ended September 30, 2014, compared to $1.2 million for the three months ended September 30, 2013. The decrease in general and administrative expense for the three months ended September 30, 2014 was primarily due to a decrease in board of directors fees and state and local income taxes, partially offset by an increase in professional fees relating to stockholder services. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $28.2 million to $29.0 million for the three months ended September 30, 2014, compared to $0.8 million for the three months ended September 30, 2013. This increase was driven by our operation of 463 properties acquired as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $8.2 million to $8.2 million for the three months ended September 30, 2014, compared to approximately $28,000 for the three months ended September 30, 2013. This increase is due primarily to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable, partially offset by amortization of mortgage premiums. As of September 30, 2014, we had $470.3 million of mortgage notes payable outstanding bearing interest at a weighted-average effective rate of 5.66% and $423.0 million of borrowings outstanding on our credit facility bearing interest at 1.91%. Interest expense for the three months ended September 30, 2013 related to the amortization of deferred financing costs associated with our credit facility and unused fees incurred on our credit facility.
Income from Investment Securities
Income from investment securities decreased $0.7 million to $0.4 million for the three months ended September 30, 2014, compared to $1.1 million for the three months ended September 30, 2013. This decrease is due to a decrease in the weighted-average balance of investment securities from $66.8 million for the three months ended September 30, 2014 to $26.1 million for the three months ended September 30, 2013, resulting from sales of investment securities from October 1, 2013 through September 30, 2014. Income from investment securities includes distribution income earned on investments in commercial paper, redeemable preferred stock, senior notes and/or common stock, as applicable.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.3 million for the three months ended September 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $13.0 million for $13.3 million. There were no sales of investment securities, and thus no gains on sale of investment securities, during the three months ended September 30, 2013.
Comparison of the Nine Months Ended September 30, 2014 to the Period from January 22, 2013 (date of inception) to September 30, 2013
Rental Income
Rental income increased $104.8 million to $106.9 million for the nine months ended September 30, 2014, compared to $2.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. Rental income was driven by our operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of September 30, 2014. Rental income was driven by our operation of 158 properties with an aggregate base purchase price of $896.6 million, comprising 6.3 million rentable square feet that were 100.0% leased on a weighted-average basis as of September 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $9.4 million to $9.5 million for the nine months ended September 30, 2014, compared to $0.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursements was driven by our operation of 463 properties as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013.

Property Operating Expense
Property operating expense increased $10.2 million to $10.4 million for the nine months ended September 30, 2014, compared to $0.2 million for the period from January 22, 2013 (date of inception) to September 30, 2013. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The increase in property operating expense was driven by our operation of 463 properties as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $4.6 million to $22.9 million for the nine months ended September 30, 2014, compared to $18.3 million for the period from January 22, 2013 (date of inception) to September 30, 2013. These expenses related primarily to acquisition fees, legal fees and other closing costs associated with our purchase of 224 properties with an aggregate base purchase price of $1.0 billion during the nine months ended September 30, 2014. Acquisition and transaction related expense for the nine months ended September 30, 2014 also included $5.9 million incurred for advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event. For the period from January 22, 2013 (date of inception) to September 30, 2013, acquisition and transaction related expense related to acquisition fees, legal fees, strategic advisory fees and other closing costs associated with our purchase of 158 properties with an aggregate base purchase price of $896.6 million.
General and Administrative Expense
General and administrative expense increased $2.4 million to $3.7 million for the nine months ended September 30, 2014, compared to $1.3 million for period from January 22, 2013 (date of inception) to September 30, 2013. This increase is primarily due to higher professional fees, local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. General and administrative expense also included costs absorbed by our Advisor of $0.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. No such costs were absorbed for the nine months ended September 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $75.6 million to $76.4 million for the nine months ended September 30, 2014, compared to $0.8 million for the period from January 22, 2013 (date of inception) to September 30, 2013. This increase was driven by our operation of 463 properties acquired as of September 30, 2014, compared to our operation of 158 properties as of September 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $19.4 million to $19.4 million for the nine months ended September 30, 2014, compared to approximately $28,000 for the period from January 22, 2013 (date of inception) to September 30, 2013. This increase is due primarily to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable, partially offset by amortization of mortgage premiums. As of September 30, 2014, we had $470.3 million of mortgage notes payable outstanding bearing interest at a weighted-average effective rate of 5.66% and $423.0 million of borrowings outstanding on our credit facility bearing interest at 1.91%. Interest expense for the period from January 22, 2013 (date of inception) to September 30, 2013 related primarily to the amortization of deferred financing costs associated with our credit facility and unused fees incurred on our credit facility.
Income from Investment Securities
Income from investment securities increased $0.8 million to $1.9 million for the nine months ended September 30, 2014, compared to $1.1 million for the period from January 22, 2013 (date of inception) to September 30, 2013. This increase is due primarily to income earned on our investments in redeemable preferred stock. Income from investment securities for the period from January 22, 2013 (date of inception) to September 30, 2013 also included income earned on our investments in commercial paper and common stock.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.3 million for the nine months ended September 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $42.8 million for $43.1 million. There were no sales of investment securities, and thus no gains on sale of investment securities during the period from January 22, 2013 (date of inception) to September 30, 2013.

Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, we had cash flows provided by operating activities of $71.7 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the nine months ended September 30, 2014 include $22.9 million of acquisition and transaction related costs. Cash inflows during the nine months ended September 30, 2014 included a net loss adjusted for non-cash items of $61.2 million (net loss of $14.1 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $75.3 million). Cash inflows also included an increase in deferred rent and other liabilities of $4.7 million, an increase in accounts payable and accrued expenses of $3.7 million and a decrease in prepaid expenses and other assets of $2.1 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments.
The net cash used in investing activities during the nine months ended September 30, 2014 of $495.0 million related to our investments in real estate and other assets of $538.1 million, partially offset by proceeds from the sale of investment securities of $43.1 million.
The net cash provided by financing activities of $377.7 million during the nine months ended September 30, 2014 consisted primarily of proceeds from our credit facility of $423.0 million and proceeds from issuances of common stock of $0.1 million. These cash inflows were partially offset by cash distributions of $33.4 million, payments of deferred financing costs of $10.6 million, payments of mortgage notes payable of $0.8 million, common stock repurchases of $0.6 million and payments of offering costs and fees related to stock issuances of approximately $41,000.
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
During the period from January 22, 2013 (date of inception) to September 30, 2013, net cash used in investing activities of $1.1 billion related to our investments in real estate and other assets of $885.6 million, the purchase of investment securities of $116.6 million and deposits of $110.0 million for potential real estate acquisitions. These cash outflows were partially offset by proceeds from the sale of investment securities of $19.2 million.
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
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of September 30, 2014, we had 64.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
We purchased our first property and commenced active operations on April 29, 2013. During the nine months ended September 30, 2014, we acquired 224 properties with an aggregate base purchase price of $1.0 billion. As of September 30, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion. As of September 30, 2014, we had cash and cash equivalents of $55.5 million. Our principal demands for the payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.

We expect to fund our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will continue to generate sufficient cash flow to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have used debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, we had $470.3 million of mortgage notes payable outstanding and the outstanding balance under our Credit Facility (as described below) was $423.0 million.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million as of September 30, 2014. During the nine months ended September 30, 2014, we drew $423.0 million on our Credit Facility to partially fund acquisition activity. As of September 30, 2014, the outstanding balance under our Credit Facility was $423.0 million and our unused borrowing capacity was $227.4 million, based on the assets assigned to the Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Nine months ended September 30, 2014	56	83,588	24.07
Cumulative repurchases as of September 30, 2014 (1)	66	91,670	$24.15
_____________________

(1)
Includes 32 unfulfilled repurchase requests consisting of 59,796 shares with a weighted-average repurchase price per share of $23.78, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability was included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2014.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended September 30, 2014
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014
Net loss (in accordance with GAAP)	$(10,589)	$(1,872)	$(1,631)	$(14,092)
Depreciation and amortization	19,056	28,345	29,045	76,446
FFO	8,467	26,473	27,414	62,354
Acquisition fees and expenses (1)	14,532	4,087	4,260	22,879
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	2	18	3	23
Straight-line rent (3)	(1,693)	(2,498)	(2,543)	(6,734)
Amortization of mortgage premiums	(484)	(1,827)	(1,893)	(4,204)
Loss (Gain) on sale of investments	166	(109)	(314)	(257)
MFFO	$20,990	$26,144	$26,927	$74,061
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

Principal Use of Funds
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
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the nine months ended September 30, 2014, distributions paid to common stockholders totaled $79.1 million, inclusive of $45.7 million of distributions that were reinvested through the DRIP.  During the nine months ended September 30, 2014, cash used to pay distributions was generated from funds received from cash flows from operations and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2014
	March 31, 2014		June 30, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$10,883		$11,217		$11,306		$33,406
Distributions reinvested	14,819		15,308		15,531		45,658
Distributions on unvested restricted stock	2		1		2		5
Total distributions	$25,704		$26,526		$26,839		$79,069

Source of distribution coverage:
Cash flows provided by operations (1)	$10,885	42.3%	$11,218	42.3%	$11,308	42.1%	$33,411	42.3%
Proceeds from issuances of common stock	—	—%	—	—%	—	—%	—	—%
Common stock issued pursuant to the DRIP / offering proceeds	14,819	57.7%	15,308	57.7%	15,531	57.9%	45,658	57.7%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$25,704	100.0%	$26,526	100.0%	$26,839	100.0%	$79,069	100.0%

Cash flows provided by operations (GAAP basis)	$20,707		$21,924		$29,031		$71,662
Net loss (in accordance with GAAP)	$(10,589)		$(1,872)		$(1,631)		$(14,092)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014 and for the nine months ended September 30, 2014 include acquisition and transaction related expenses of $14.5 million, $4.1 million, $4.3 million and $22.9 million, respectively.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO presented by the Company for the period from January 22, 2013 (date of inception) to September 30, 2014:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2014
Distributions paid:
Common stockholders in cash	$48,254
Common stockholders pursuant to DRIP/offering proceeds	66,087
Distributions on unvested restricted stock	7
Total distributions paid	$114,341

Reconciliation of net loss:
Revenues	$140,701
Acquisition and transaction related	(49,813)
Depreciation and amortization	(91,393)
Other operating expenses	(19,389)
Other non-operating expense, net	(14,995)
Net loss (in accordance with GAAP) (1)	$(34,889)

Cash flows provided by operations	$58,045

FFO	$56,533	(2)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

(2)	Represents FFO for the period from April 1, 2013 to September 30, 2014, as we did not purchase our first property and commence active operations until April 29, 2013.
For the nine months ended September 30, 2014, cash flows provided by operations were $71.7 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of September 30, 2014, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 21.7% and 40.4%, respectively.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2014:

		October 1, 2014 to December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal on mortgage notes payable	$470,313	$234	$191,978	$84,536	$193,565
Interest on mortgage notes payable	100,032	6,622	41,928	23,071	28,411
Credit Facility	423,000	—	—	423,000	—
Interest on Credit Facility	26,582	2,848	17,402	6,332	—
Lease rental payments due	9,832	206	1,662	1,662	6,302
	$1,029,759	$9,910	$252,970	$538,601	$228,278
Election as a REIT
We elected to qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP. In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain of our officers and directors.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of September 30, 2014, our debt consisted of both fixed- and variable-rate debt. As of September 30, 2014, we had fixed-rate secured mortgage financings with a carrying value of $494.3 million and a fair value of $503.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $16.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $15.0 million.
As of September 30, 2014 our variable-rate Credit Facility had a carrying and fair value of $423.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
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
Our cash flows provided by operations were $71.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of $79.1 million, of which $33.4 million, or 42.3%, was funded from cash flows from operations and $45.7 million, or 57.7%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. We may use net proceeds from our IPO to fund distributions. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
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
As of September 30, 2014, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	September 30, 2014
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%

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
As of September 30, 2014, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	September 30, 2014
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of September 30, 2014, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors may affect our ability to raise capital.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor.  While ARCP’s former chief financial officer does not have a current role in the management of our sponsor’s or our business, he did serve as our chief financial officer from January 2013 to January 2014.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation our business.  Similarly to other entities sponsored directly or indirectly by the parent of our sponsor, the recent announcement by ARCP, as well as any future announcements by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements.  If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2014.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 14.7 million shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of September 30, 2014, we had 64.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
The following table reflects the cumulative offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2014
Selling commissions and dealer manager fees	$143,006
Other offering costs	30,697
Total offering costs	$173,703

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2014
Total commissions paid to the Dealer Manager	$143,006
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,757
We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of the end of our IPO, cumulative offering and related costs, excluding selling commissions and dealer manager fees, did not exceed the 2.0% threshold.
The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds received from the IPO. As of the end of our IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.
We used the proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we have used the net proceeds from our IPO to purchase 463 properties with an aggregate base purchase price of $2.2 billion.
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
Prior to our calculating the NAV, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to repurchase requests made prior to such time. Once we begin calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). The board of directors has the discretion to exempt shares purchased pursuant to the DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	10	8,082	$24.98
Nine months ended September 30, 2014	56	83,588	24.07
Cumulative repurchases as of September 30, 2014 (1)	66	91,670	$24.15
_____________________

(1)
Includes 32 unfulfilled repurchase requests consisting of 59,796 shares with a weighted-average repurchase price per share of $23.78, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability was included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2014.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL TRUST V, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: November 14, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

____________________
*     Filed herewith.