Form 10-K
period 2014-12-31
American Realty Capital Trust V, Inc.
filed 2015-05-15
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established public market for the registrant's shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-187092) on October 31, 2013, which shares were sold at a purchase price of up to $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $1.5 billion based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the distribution reinvestment plan). On November 19, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $23.50 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information."
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of April 30, 2015, the registrant had 65,832,464 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

AMERICAN REALTY CAPITAL TRUST V, INC.

FORM 10-K
Year Ended December 31, 2014

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust V, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Advisors V, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") or other entities under common control with AR Capital, LLC (our "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
The purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") are based on our estimated net asset value ("NAV") per share of our common stock ("Estimated Per-Share NAV") as determined by our board of directors. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid. On November 19, 2014, our board of directors determined an Estimated Per-Share NAV of $23.50 as of September 30, 2014.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Our tenants may not achieve our rental rate incentives and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay distributions to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•
We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees upon the sale of properties. Our Advisor and its affiliates receive fees in connection with transactions involving the purchase, financing, management and sale of our investments, and, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interest are not wholly aligned with those of our stockholders.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and our cash available for distributions.

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

ii

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

iii

PART I
Item 1. Business.
We were incorporated on January 22, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our initial public offering (our "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2014, we had 65.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "NAV Pricing Date"), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP will each be equal to our Estimated Per-Share NAV. Because this Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we did not publish Estimated Per-Share NAV as of December 31, 2014. We intend to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 we expect to appraise 100% of our properties.
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2014, we owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.6 years.
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

During the second quarter of 2014, we announced that we engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist us in evaluating potential strategic alternatives. On April 15, 2015, upon recommendation by our Advisor and approval by our board of directors, we announced the adoption of new Investment Objectives and Acquisition and Investment Policies (our “New Strategy”). Under our New Strategy, we expect to focus on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors (such investments collectively, “CRE Debt Investments”). We will maintain our investments in our existing portfolio of 463 net leased commercial real estate properties (our “Net Lease Portfolio”). We will continue to selectively invest in additional net lease properties to consolidate the Net Lease Portfolio, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives. We intend to finance our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio.

Investment Objectives
We implemented and intend to continue to implement our investment objectives as follows:

•
Freestanding, Single-Tenant Properties — Buy primarily freestanding single-tenant properties net leased to investment grade and other creditworthy tenants, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives;

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

•	Diversified Portfolio — Assemble a well diversified portfolio based on geography, tenant diversity, lease expirations, and other factors;

•	CRE Debt Investments — Under our New Strategy, we expect to focus on originating and acquiring CRE Debt Investments.

•	Monthly Distributions — Pay distributions monthly, covered by funds from operations;

•
Exit Strategy — We expect to sell our assets, sell or merge our Company, or list our Company within three to six years after the end of our IPO, and we have announced our intent to list our common stock on the New York Stock Exchange ("NYSE"); and

•
Maximize Total Returns — Maximize total returns to our stockholders through a combination of current income and realized appreciation (an increase in the value of an asset that is recognized upon the sale of such asset).

Acquisition and Investment Policies
Primary Investment Focus
We have built a diversified portfolio comprised primarily of freestanding single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased on a long-term basis to investment grade and other creditworthy tenants.
Our Advisor believes that the Net Lease Portfolio, in combination with our New Strategy, will help us achieve our investment objectives (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors' capital and to maximize risk-adjusted returns. Unlike funds that invest solely in multi-tenant properties, or in properties that are predominantly occupied by non-investment grade tenants and subject to short-term leases, we have acquired a diversified portfolio comprised primarily of investment grade and creditworthy single-tenant properties, most of which are net leased for periods of 10 to 25 years. From time-to-time, we have acquired, and may in the future acquire, properties with shorter remaining lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. As of December 31, 2014, all of our acquisitions have been in the United States and we do not expect to make investments outside of the United States.
There is no limitation on the number, size or type of properties that we may acquire. The number and mix of properties depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Investing in Real Property
We have invested, and may to continue to invest, primarily in freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which we derive annualized rental income on a straight-line basis constituting 10.0% or more of our consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	December 31,
Tenant	2014	2013
SunTrust Bank	17.9%	*
Sanofi US	11.6%	*
C&S Wholesale Grocer	10.4%	*
AmeriCold	*	14.5%
Merrill Lynch	*	14.5%
_____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of REIT qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets in publicly traded real estate equity or debt securities, including, but not limited to, commercial mortgage-backed securities ("CMBS"). However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system, other than equity securities of a REIT or other real estate operating company, must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
To date, we have acquired fee interests (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We anticipate continuing to do so if we acquire properties in the future, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property.
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

New Strategy
Market Opportunity
Our Advisor believes that CRE Debt Investments present an attractive investment opportunity given trends such as increased commercial real estate transaction volume in recent years, high levels of maturing commercial mortgage debt, increased bank capital requirements and the imposition of restrictions on commercial mortgage securitizations.
Business Strategy
Portfolio
Our Advisor believes that our ability to secure financing collateralized by our Net Lease Portfolio will provide us with a cost advantage relative to other non-bank lenders operating in the same market. Further, our Advisor believes that our Net Lease Portfolio will be complementary to a portfolio of CRE Debt Investments, given the potentially advantageous tax effects arising from depreciation of our Net Lease Portfolio.
Origination
We intend to purchase CRE Debt Investments, and to originate such CRE Debt Investments through our Sponsor’s established presence in the market and extensive relationships with financial institutions, mortgage bankers and direct lenders.
Target Investments
We expect to focus on originating and acquiring first mortgage and mezzanine loans across all major commercial real estate sectors. Our Advisor will evaluate all potential CRE Debt Investments to determine if the term, security, cash flows and other metrics meet our investment criteria and objectives. We may selectively syndicate portions of these loans, including senior or junior participations, which will effectively provide permanent financing or optimize returns.
First Mortgage Loans
We expect to lend to experienced operators that are buying, recapitalizing or repositioning properties, with minimum owner’s equity of 15% to 40%. In addition, we may seek personal or corporate guarantees for additional security. First mortgage loans are expected to have a term of two to five years, and may feature equity “kicker” participations.
First mortgage loans generally feature a lower default rate than other types of debt, due to favorable control features often included in such loans, which may effectively provide a lender with control of the entire capital structure. In addition, the first lien security interest in the underlying property often allows for recovery even in the event of a bankruptcy by the borrower. The relative security, compared to unsecured loans, makes first mortgage loans more liquid than unsecured loans. However, these loans typically generate lower returns than unsecured debt and subordinate debt such as subordinate loans and mezzanine loans.
Credit Loans
We intend to invest in credit loans alongside first mortgage lenders. These loans include B-notes, which are subordinated interests in first mortgage loans, mezzanine loans, secured by ownership interests in the borrowing entity and preferred equity positions, which provide for a preferred return, with a liquidation preference in the borrowing entity. We expect to lend between 50% and 85% of the property value, at fixed or floating interest rates between 7% and 13%, with loan terms between two and ten years.
Investment Process
At the origination stage, our Advisor’s management team will review all aspects of properties underlying potential CRE Debt Investments, including rent rolls, financial statements, budget, sponsor and operator experience and market data. In the underwriting stage, to be overseen by our chief investment officer, our Advisor will evaluate third party reports including engineering, environmental and title reports and appraisals. Our Advisor will undertake site visits as necessary, and will review sponsor/borrower credit information. The results of this review will be presented to the investment committee, which will consist of the president and the chief investment officer. The unanimous agreement of the investment committee will be required for all investments. Approval by the independent directors will be required, in accordance with our investment guidelines.
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or a CRE Debt Investment is made, or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We expect to be able to secure various forms of fixed- and floating-rate debt financing, including mortgage financing secured by our Net Lease Portfolio, collateralized loan obligation issuances, bank financing and repo facilities.

Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
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
Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Competition
The net leased property market is highly competitive. We compete in the net leased property market with other owners and operators of net leased properties. The continued development of new net lease properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
The market for acquisition and origination of CRE Debt Investments is highly competitive. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities and our Company seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
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
Employees
As of December 31, 2014, we have no direct employees. The employees of the Advisor and other entities under common control with our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
We are dependent on these companies for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed our Registration Statement with the SEC in connection with our DRIP. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
This "Risk Factors" section contains references to our "common stock" and to our "stockholders." Unless expressly stated otherwise, the references to our "common stock" represent our common stock and any class or series of our preferred stock, while the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.
Risks Related to Our Properties and Operations
The Estimated Per-Share NAV is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On November 19, 2014, our board of directors determined an estimated value per share of our common stock of $23.50 as of September 30, 2014. Our Advisor engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party real estate advisory firm to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the methodology employed by Duff & Phelps and the recommendations made by our Advisor were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different Estimated Per-Share NAV, which could be significantly different from our Estimated Per-Share NAV. The Estimated Per-Share NAV does not represent the: (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the Estimated Per-Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per-Share NAV;

•	a stockholder would ultimately realize distributions per share equal to our Estimated Per-Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the Estimated Per-Share NAV if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The purchase price per share for shares issued pursuant to the DRIP and shares repurchased under our SRP are based on our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our Estimated Per-Share NAV may not reflect the amount that our stockholders might receive for their shares in a market transaction.
NAV is calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor considers estimates provided by an independent valuer of the market value of our real estate assets. Our Advisor reviews the valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. If in the Advisor's opinion the appraisals are materially higher or lower than the Advisor's determinations of value, the Advisor discusses the appraisals with the independent valuer, and may submit the appraisals and valuations to a valuation committee comprised of our independent directors, which will review the appraisals and valuations and make a final determination of value. Although the valuations of our real estate assets by the independent valuer are approved by the board of directors, the valuations may not be precise because the valuation methodologies used to value real estate assets involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency.
There is no established trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell shares. Although we intend to list our shares for trading on a national securities exchange, there is no assurance we will satisfy the listing standards or otherwise be listed on a public market.
There currently is no established trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our board of directors terminated our share repurchase program on April 15, 2015. Therefore, it will be difficult for stockholders to sell shares promptly or at all.
If we fail to satisfy initial listing requirements for a national stock exchange, or if we fail to maintain our qualification for listing, our stockholders may have to hold their shares for an indefinite period of time or, if stockholders are able to sell your shares, they likely would have to sell them at a substantial discount to the price they paid for the shares. There can be no assurance that we will be able to achieve a listing.
Our growth will partially depend upon our ability to successfully make additional investments, and we may be unable to enter into and consummate investments on advantageous terms or our investments may not perform as we expect.
We compete with many other entities engaged in real estate investment activities for investment opportunities. The competition may significantly increase the price we pay and reduce the returns which we earn. Our competitors may be better positioned to make certain investments because they may have greater resources, may be willing to pay more for the investment or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition:

•	we may acquire investments that are not accretive and we may not successfully manage those investments to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing new investments may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new investments, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire or finance properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on our Advisor to originate or acquire investments on our behalf. Because the management personnel of our Advisor are also engaged in the process of sourcing and making investments for other entities formed and managed by affiliates of our Advisor, we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
If our Advisor loses or is unable to obtain key personnel, including in the event another program sponsored by the parent of our sponsor internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including William M. Kahane, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another program sponsored by the parent of our sponsor internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investments may decline.
We may be unable to maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flows available from operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. There is no assurance we will be able to maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties or CRE Debt Investments will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect our stockholders' investments.
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations were $99.8 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of $105.8 million, of which $44.9 million, or 42.4%, was funded from cash flows from operations and $61.0 million, or 57.6%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. The final issuance of shares pursuant to our DRIP will occur in connection with our June 2015 distribution, payable no later than July 5, 2015. We may continue to use offering proceeds which were reinvested in common stock issued pursuant to the DRIP to fund distributions.

We may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use offering proceeds which were reinvested in common stock issued pursuant to the DRIP to fund distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time.
Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions with the sale of assets or the proceeds from sales of common stock may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement formalizing our indemnification obligation with respect to our officers and directors and certain former officers and directors. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the Estimated Per-Share NAV. Each property and CRE Debt Investment is appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will only be appraised annually, there may be changes in the course of the year that are not fully reflected in the quarterly Estimated Per-Share NAV. As a result, the published Estimated Per-Share NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and our Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the Estimated Per-Share NAV published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to Estimated Per-Share NAV is determined by our Advisor and our independent valuer. Any resulting disparity may adversely affect stockholders.

We have material weaknesses in our internal control over financial reporting.
Our management has identified material weaknesses in our internal control over financial reporting and as a result concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Specifically, management concluded that the Company failed to maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities, design and maintain appropriate end-user controls over the use of significant spreadsheets supporting the financial reporting process, design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger and maintain appropriate controls over the review of results provided by valuation experts related to the allocation of the purchase price for certain 2014 acquisitions in accordance with ASC 805-Business Combinations.
While the control deficiencies did not result in any material or immaterial misstatements in our financial statement accounts, the control deficiencies could increase the likelihood of inaccuracies in our financial statements. Our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014. Although management is in the process of developing and implementing a plan to remediate the deficiencies in internal control, there is no assurance that the plan will remediate the material weaknesses or ensure that our internal controls over financial reporting will be effective in the future which could have a material adverse effect on our business including, among other things, our ability to access the capital markets and our ability to provide accurate financial information.
Disclosures made by American Realty Capital Properties, Inc. (“ARCP”) an entity previously sponsored by our Sponsor may adversely affect our ability to raise capital.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations ("AFFO") and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignations of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor. While ARCP’s former chief financial officer does not have a current role in the management of our Sponsor’s or our business, he did serve as our chief financial officer from July 2010 to December 2013. In December 2014, ARCP announced the resignation of its executive chairman, who was also the executive chairman of our board of directors until his resignation on February 11, 2015. This individual also is one of the controlling members of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by our Sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have completed our IPO, we may seek to raise additional capital in connection with the operation of our business. Similarly to other entities sponsored directly or indirectly by our Sponsor, the disclosures made by ARCP, as well as any future disclosures by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements. If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.

Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders' overall investment returns.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our Sponsor. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by the parent of our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investments.
We may enter into joint ventures with other programs sponsored by the parent of our Sponsor for the acquisition, development or improvement of properties or for the acquisition or origination of CRE Debt Investments. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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

The management of multiple REITs and other direct investment programs by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by the Parent of our Sponsor, as well as their advisors and their respective affiliates. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases with us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, selling our shares, locating and acquiring properties, entering into leases and disposing of real estate assets. Additionally, based on the experience of the parent of our Sponsor, a significantly greater time commitment is required of senior management when the REIT is being organized, funds are initially being raised and initially being invested, and less time is required as additional funds are raised and the IPO matures.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Dealer Manager are also executive officers, directors, managers, key professionals or holders of direct or indirect controlling interests in our Advisor and our Dealer Manager or other Sponsor-affiliated entities. Through our Sponsor's affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the Parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of investments from, or sale of investments to, entities affiliated with our Sponsor, (c) development of our properties by affiliates of our Sponsor, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor and our Dealer Manager.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
On April 29, 2015, we entered into a Second Amended and Restated Advisory Agreement with our advisor that will become effective if certain charter amendments are approved by our stockholders for which intend to seek approval at our next annual meeting. If the agreement becomes effective, it will have a twenty year term, which is automatically extended for successive 20 year terms, and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our advisor even if the terms of our agreement are no longer consistent with the terms offered to other REITs as the market for advisory services changes in the future.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the special limited partner to fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the special limited partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.

In addition, the requirement to pay the distribution to the special limited partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner or its assignees. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investments.
Proskauer Rose LLP acts as legal counsel to us and also represents affiliates of our Advisor. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
We disclose funds from operations and modified funds from operations, a non-GAAP financial measure, however, modified funds from operations is not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose funds from operations (“FFO”) and modified funds from operations (“MFFO”). FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under accounting principles generally accepted in the United States (“GAAP”), and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.” FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of assets and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are making additional investments. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of our capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
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
The Maryland Control Share Acquisition Act provides that holders of "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by the affirmative vote of at least stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct and intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registrations as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis or the 40% test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1) (C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage- related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"), and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We will remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, ("PCAOB") that require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an "emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
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
On April 20, 2015, the Company announced that the Advisor has recommended, and the Company's board of directors has approved, a revision to the Company's Investment Objectives and Acquisition and Investment Policies (the "New Strategy") pursuant to which the Company expects to focus all of its new investment activity on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors. The Company will continue to maintain and selectively invest in additions to its existing portfolio of net leased commercial real estate properties, however it will not forgo opportunities to invest in other types of real estate investments that meet its overall investment objectives.

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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, stockholders will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our CRE Debt Investments and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of the OP and its subsidiaries.
We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OP's and its subsidiaries liabilities and obligations have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders' investments.
Valuations of investments are conducted in accordance with our valuation guidelines and with the material assistance or confirmation of our independent valuer at least annually. The valuation methodologies used to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor's control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price our shares may be issued under the DRIP, and the price at which their shares may be repurchased by us pursuant to our SRP, is based on Estimated Per-Share NAV, our stockholders may pay more than realizable value or receive less than realizable value for their investments.
Although our Advisor is responsible for calculating our quarterly Estimated Per-Share NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In calculating our quarterly Estimated Per-Share NAV, our Advisor includes the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor reviews each appraisal by the independent valuer, and compares each appraisal to its own determination of value. If in the Advisor's opinion the appraisals are materially higher or lower than the Advisor's determinations of value, the Advisor discusses the appraisals with the independent valuer. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly Estimated Per-Share NAV calculation and provides our independent valuer with our valuation guidelines, which have been approved by our board of directors, our Advisor does not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable NAV.
Our Estimated Per-Share NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.
Our Advisor's estimate of the value of our real estate and real estate-related assets is partly based on appraisals of our properties, which will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our Estimated Per-Share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our Estimated Per-Share NAV. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the quarterly Estimated Per-Share NAV for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our Estimated Per-Share NAV to change, and such change will occur on the day the adjustment is made.

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
As of December 31, 2014, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2014
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%
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
As of December 31, 2014, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2014
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of December 31, 2014, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders' investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of an investment in our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.
We may acquire real estate assets located in areas throughout the United States, Canada and Mexico in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “-Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders’ investments.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have adverse consequences, including:

•
decreased demand for our properties due to significant job losses that have occurred and may occur in the future, resulting in lower occupancy levels, which decreased demand will result in decreased revenues and which could diminish the value of our portfolio, which depends, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;

•	widening credit spreads for major sources of capital as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;

•
a decrease in the value of certain of our properties below the amounts we pay for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
reduction in the value and liquidity of our short-term investments as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to pay or increase the level of our distributions. If these conditions continue, our board of directors may reduce our distributions in order to conserve cash.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. If the overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, ("FASB"), and the International Accounting Standards Board, ("IASB"), conducted a joint project to re-evaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Retail Industry Risks
Economic conditions in the United States have had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
U.S. and international markets continue to experience constrained growth. This slow growth may, among other things, impact demand for space and support for rents and property value. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry has recently faced reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties our results of operations.
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
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our properties compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may face competition from retail centers that are near our properties with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
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
Many of our assets are public places where crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because many of our assets are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets are located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims and our insurance premiums could rise, any of which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
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
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, we intend to limit our borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

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
High mortgage rates may make it difficult for us to finance or refinance properties, which could impair our ability to acquire or originate investments.
Changes in interest rates expose us to the risk of being unable to finance new acquisitions or refinance maturing debt. If interest rates are higher when the properties are refinanced, we may not be able to finance additional properties and CRE Debt Investments and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
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
Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

Risks Related to Investments Pursuant to the New Strategy
Investing in commercial real estate loans and other commercial real estate investments is subject to a number of risks, which include the following:
The CRE Debt Investments the Company intends to invest in could be subject to delinquency, loss and bankruptcy, which could result in losses.
Commercial real estate loans are subject to risks of delinquency, loss and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by, or dependent on revenue derived from, commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	macroeconomic and local economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	effects on a particular industry applicable to the property, such as hotel vacancy rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	acts of God;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs in respect of an unsecured loan, or a loan secured by property for which the proceeds of liquidation (net of expenses) is less than the loan amount, the Company will suffer a loss.
CRE Debt Investments that are secured by a lien on commercial real estate are subject to the risks typically associated with commercial real estate.
CRE Debt Investments the Company originates and invests in may be secured by a lien on real property. Where the Company’s investment is secured by such a lien, the occurrence of a default on a CRE Debt Investments could result in the Company acquiring ownership of the property. There can be no assurance that the values of the properties ultimately securing CRE Debt Investments will remain at the levels existing on the dates of origination of such loans. If the value of the properties drop, the Company’s risk will increase because of both the lower value of the security and the reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of CRE Debt Investments.

Delays in liquidating defaulted CRE Debt Investments could reduce investment returns.
If the Company acquires or originate CRE Debt Investments and there are defaults under those debt investments, the Company may not be able to repossess and sell the properties securing such investments quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on the Company’s return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of assets securing defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede the Company’s ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due on the loan. In addition, the Company may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for management and may require the Company to pay significant costs associated with such property.
Subordinate commercial real estate debt that the Company acquires or originates could constitute a significant portion of the Company’s portfolio and may expose the Company to greater losses.
The Company intends to acquire or originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments could constitute a significant portion of the Company’s portfolio and may involve a higher degree of risk than the type of assets that will constitute the majority of the Company’s CRE Debt Investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy the first mortgage loan and the Company’s subordinate debt investment. If a borrower defaults on the Company’s subordinate debt or on debt senior to the Company’s, or in the event of a borrower bankruptcy, the Company’s subordinate debt will be satisfied only after the senior debt is paid in full. If debt senior to the Company’s debt investment exists, the presence of intercreditor arrangements may limit the Company’s ability to amend its debt agreements, assign its debt, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to the Company’s investment. As a result, the Company may not recover some or all of its investment. In addition, real properties securing subordinate debt investments may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under its CRE Debt Investments, the Company bears the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing the Company’s CRE Debt Investments may be located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
The Company’s investments in CRE Debt Investments are subject to changes in credit spreads.
The Company’s investments in CRE Debt Investments are subject to changes in credit spreads. If credit spreads widen, the economic value of investments will decrease. Even though the Company’s investments may be performing in accordance with its terms and the underlying collateral has not changed, the market value of the Company’s investments would be reduced as a result of the widened credit spread.
Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss to the Company.
Some of the Company’s CRE Debt Investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss the Company incurs may be significant and may reduce distributions to you and adversely affect the value of your common stock.

Prepayment rates on our mortgage loans may adversely affect our yields.
The value of the Company's CRE Debt Investments may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. This specifically may affect us with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of an investment in our shares.
Insurance may not cover all potential losses on the properties underlying the Company’s investments which may harm the value of its assets.
The Company generally requires that each of the borrowers under its CRE Debt Investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. The Company also generally obtains insurance directly on any property it acquires. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. The Company may not, and may not require borrowers to, obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair the Company’s security and decrease the value of the property.
Investments that are not insured involve greater risk of loss than insured investments.
The Company may acquire and originate uninsured loans and assets as part of its investment strategy. Such loans and assets may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and commercial real estate securities. While holding such interests, the Company is subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. To the extent the Company suffers such losses with respect to its uninsured investments, the value of the Company and the value of its common stock may be adversely affected.
Adjustable-rate commercial real estate loans may entail greater risks of default than fixed-rate commercial real estate loans.
Adjustable-rate commercial real estate loans the Company acquires or originates may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.
Changes in interest rates could negatively affect the value of the Company’s investments, which could result in reduced income or losses and negatively affect the cash available for distribution to you.
The Company may invest in fixed-rate CMBS and other fixed-rate investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. The Company will also invest in floating-rate investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in fair value may ultimately reduce income or result in losses, which may negatively affect cash available for distribution to stockholders.

The Company has no established investment criteria limiting the size of each investment the Company makes in CRE Debt Investments, or the geographic or industry concentration of its investments in CRE Debt Investments. If the Company’s investments are concentrated in an area that experiences adverse economic conditions, the Company’s investments may lose value and the Company may experience losses.
The Company may make large investments in individual loans or securities, which may be secured by a single property, or the Company may make investments in multiple loans or securities, which may be secured by multiple properties are concentrated in one geographic location and which exclusively serve a particular industry, such as hotel, office or otherwise. Such investments would carry the risks associated with significant geographic and industry concentration. The Company has not established and does not plan to establish any investment criteria to limit its exposure to these risks for future investments. As a result, single CRE Debt Investments may represent a significant percentage of the Company’s assets, and the properties underlying its investments may be overly concentrated in certain geographic areas and certain industries, and the Company may experience losses as a result. A worsening of economic conditions in a geographic area or an industry in which the Company’s investments may be concentrated could have an adverse effect on the value of such investments, limit the ability of borrowers to pay financed amounts, impair the value of collateral and adversely impact the Company’s origination of new investments by reducing the demand for new financings.
Many of the Company’s investments are illiquid and the Company may not be able to vary its portfolio in response to changes in economic and other conditions, which may result in losses.
Many of the Company’s investments are illiquid. As a result, the Company’s ability to sell CRE Debt Investments or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on the Company’s ability to sell properties held for fewer than two years. These considerations could make it difficult the Company to dispose of any of its assets even if a disposition were in the best interests of its stockholders. As a result, the Company’s ability to vary its portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses.
Declines in the fair value of the Company’s investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution.
Most of the Company’s security investments will be classified for accounting purposes as “available-for-sale.” These assets will be carried at estimated fair value and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on the Company’s statement of operations. If the Company determines that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, the Company will recognize a loss on that security on the statement of operations, which will reduce the Company’s income in the period recognized.
A decline in the fair value of the Company’s assets may adversely affect the Company particularly in instances where the Company has borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require the Company to post additional collateral to support the asset. If the Company were unable to post the additional collateral, its lenders may refuse to continue to lend to it or reduce the amounts they are willing to lend to it. Additionally, the Company may have to sell assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce the Company’s income and, in turn, cash available for distribution.
Further, lenders may require the Company to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow it to satisfy its collateral obligations. As a result, the Company may not be able to leverage its assets as fully as it would choose, which could reduce its return on equity. In the event that the Company is unable to meet these contractual obligations, its financial condition could deteriorate rapidly.
The fair value of the Company’s investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that the Company has that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of the Company’s investments will be carried at estimated fair value as determined by the Company and, as a result, there may be uncertainty as to the value of these investments.
Some of the Company’s investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly-traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly-traded may not be readily determinable. The Company estimates the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, the Company’s determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of the Company’s common stock could be adversely affected if the Company’s determinations regarding the fair value of these investments are materially higher than the values that the Company ultimately realizes upon their disposal.

Many of the Company’s investments may be illiquid and the Company may not be able to vary its portfolio in response to changes in economic and other conditions, which may result in losses.
Many of the Company’s investments are illiquid. As a result, the Company’s ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on the Company’s ability to sell properties held for fewer than two years. These considerations could make it difficult for the Company to dispose of any of its assets even if a disposition were in the best interests of its stockholders. As a result, the Company’s ability to vary its portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses.
If the Company overestimates the value or income-producing ability or incorrectly price the risks of its investments, the Company may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. The Company values its potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate loans and the property included in the securitization’s pools or commercial real estate investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that the Company underestimates the risks relative to the price it pays for a particular investment, it may experience losses with respect to such investment.
The leases on the properties underlying the Company’s investments may not be renewed on favorable terms.
The properties underlying the Company’s investments could be negatively impacted by deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenant’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of the Company’s investments may be adversely effected.
While the Company expects to align the maturities of its liabilities with the maturities on its assets, it may not be successful in that regard which could harm its operating results and financial condition.
The Company’s general financing strategy will include the use of “match-funded” structures. This means that the Company will seek to align the maturities of its liabilities with the maturities on its assets in order to manage the risks of being forced to refinance its liabilities prior to the maturities of its assets. In addition, the Company plans to match interest rates on its assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. The Company may fail to appropriately employ match-funded structures on favorable terms, or at all. The Company may also determine not to pursue a match-funded structure with respect to a portion of its financings for a variety of reasons. If the Company fails to appropriately employ match-funded structures, its exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm the Company’s operating results, liquidity and financial condition.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.
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
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and generally would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
Modification of the terms of our debt investments and mortgage loans underlying its CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. If the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan for U.S. federal income tax purposes. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the loan treated as a non-qualifying asset for purposes of the 75% asset test would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer (the “10% Value Test”).
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying its CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the gross income tests or the asset tests, we may be disqualified as a REIT.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.
The taxable mortgage pool (“TMP”) rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations originated or acquired by us or our subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. As a result, we could have ‘‘excess inclusion income.’’ Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a DRIP inadvertently causing a greater than 5% discount on the price of such stock purchased).
Initially, the per share price for our common stock pursuant to our DRIP was $23.75, which is 95% of the IPO price of $25.00 (which includes the maximum selling commissions and dealer manager fee). After the NAV pricing date on November 14, 2014, the per share price for our common stock pursuant to our DRIP is equal to the per share NAV on the date that the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflect the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2014, we owned 463 properties located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.6 years as of December 31, 2014. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2014:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	13.3	$2,243
Walgreens I	Jul. 2013	1	10,500	22.8	3,632
Dollar General II	Jul. 2013	2	18,052	13.4	2,346
Auto Zone I	Jul. 2013	1	7,370	12.6	1,519
Dollar General III	Jul. 2013	5	45,989	13.4	5,783
BSFS I	Jul. 2013	1	8,934	9.1	3,047
Dollar General IV	Jul. 2013	2	18,126	11.2	1,989
Tractor Supply I	Aug. 2013	1	19,097	12.9	4,074
Dollar General V	Aug. 2013	1	12,480	13.1	2,295
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	10.6	10,817
Family Dollar I	Aug. 2013	1	8,050	6.5	955
Lowe's I	Aug. 2013	5	671,313	14.5	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	15.5	1,005
Food Lion I	Aug. 2013	1	44,549	14.8	8,910
Family Dollar II	Aug. 2013	1	8,028	8.5	969
Walgreens II	Aug. 2013	1	14,490	18.3	3,200
Dollar General VI	Aug. 2013	1	9,014	11.2	1,431
Dollar General VII	Aug. 2013	1	9,100	13.3	1,210
Family Dollar III	Aug. 2013	1	8,000	7.8	1,004
Chili's I	Aug. 2013	2	12,700	10.9	5,760
CVS I	Aug. 2013	1	10,055	11.1	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	12.3	7,975

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General VIII	Sep. 2013	1	9,100	13.6	1,418
Tire Kingdom I	Sep. 2013	1	6,635	10.3	2,063
Auto Zone II	Sep. 2013	1	7,370	8.4	1,591
Family Dollar IV	Sep. 2013	1	8,320	8.5	879
Fresenius I	Sep. 2013	1	5,800	10.5	2,223
Dollar General IX	Sep. 2013	1	9,014	10.3	875
Advance Auto I	Sep. 2013	1	10,500	8.5	834
Walgreens III	Sep. 2013	1	15,120	11.3	4,839
Walgreens IV	Sep. 2013	1	13,500	9.8	2,796
CVS II	Sep. 2013	1	13,905	22.1	2,958
Arby's I	Sep. 2013	1	3,000	13.5	2,320
Dollar General X	Sep. 2013	1	9,100	13.3	1,305
AmeriCold I	Sep. 2013	9	1,407,166	12.8	173,939
Home Depot I	Sep. 2013	2	1,315,200	12.1	79,055
New Breed Logistics I	Sep. 2013	1	390,486	6.8	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	5.1	91,548
L.A. Fitness I	Sep. 2013	1	45,000	9.2	12,067
SunTrust Bank I	Sep. 2013	32	182,400	3.0	59,395
National Tire & Battery I	Sep. 2013	1	10,795	8.9	1,311
Circle K I	Sep. 2013	19	54,521	13.8	25,815
Walgreens V	Sep. 2013	1	14,490	12.7	5,750
Walgreens VI	Sep. 2013	1	14,560	14.3	4,470
FedEx Ground I	Sep. 2013	1	21,662	8.4	2,999
Walgreens VII	Sep. 2013	10	142,140	14.8	40,517
O'Charley's I	Sep. 2013	20	135,973	16.8	42,970
Krystal Burgers Corporation I	Sep. 2013	6	12,730	14.7	8,461
Merrill Lynch I	Sep. 2013	3	553,841	9.9	165,436
1st Constitution Bancorp I	Sep. 2013	1	4,500	9.1	1,907
American Tire Distributors I	Sep. 2013	1	125,060	9.1	8,868
Tractor Supply II	Oct. 2013	1	23,500	8.8	1,627
United Healthcare I	Oct. 2013	1	400,000	6.5	66,568
National Tire & Battery II	Oct. 2013	1	7,368	17.4	2,199
Tractor Supply III	Oct. 2013	1	19,097	13.3	2,813
Mattress Firm II	Oct. 2013	1	4,304	8.7	1,058
Dollar General XI	Oct. 2013	1	9,026	12.3	1,102
Academy Sports I	Oct. 2013	1	71,640	13.5	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	8.3	3,275
Amazon I	Oct. 2013	1	79,105	8.6	9,548
Fresenius II	Oct. 2013	2	16,047	12.6	6,542
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	14.0	2,276
Dollar General XIII	Nov. 2013	1	9,169	11.3	1,065
Advance Auto II	Nov. 2013	2	13,887	8.4	3,260
FedEx Ground II	Nov. 2013	1	48,897	8.6	4,844
Burger King I	Nov. 2013	41	168,192	18.9	63,138
Dollar General XIV	Nov. 2013	3	27,078	13.4	3,764
Dollar General XV	Nov. 2013	1	9,026	13.8	1,337
FedEx Ground III	Nov. 2013	1	24,310	8.7	4,071
Dollar General XVI	Nov. 2013	1	9,014	10.9	994
Family Dollar V	Nov. 2013	1	8,400	8.3	877
Walgreens VIII	Dec. 2013	1	14,490	9.0	5,150
CVS III	Dec. 2013	1	10,880	9.1	3,341

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Mattress Firm III	Dec. 2013	1	5,057	8.5	1,887
Arby's II	Dec. 2013	1	3,494	13.3	1,325
Family Dollar VI	Dec. 2013	2	17,484	9.1	1,903
SAAB Sensis I	Dec. 2013	1	90,822	10.3	19,346
Citizens Bank I	Dec. 2013	9	34,777	9.0	26,158
Walgreens IX	Jan. 2014	1	14,490	8.1	6,158
SunTrust Bank II	Jan. 2014	30	148,233	3.0	61,326
Mattress Firm IV	Jan. 2014	1	5,040	9.7	2,504
FedEx Ground IV	Jan. 2014	1	59,167	8.5	5,885
Mattress Firm V	Jan. 2014	1	5,548	8.8	2,261
Family Dollar VII	Feb. 2014	1	8,320	9.5	794
Aaron's I	Feb. 2014	1	7,964	8.7	1,052
Auto Zone III	Feb. 2014	1	6,786	8.3	1,253
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	7.8	200,212
Advance Auto III	Feb. 2014	1	6,124	9.7	1,984
Family Dollar VIII	Mar. 2014	3	24,960	8.6	3,179
Dollar General XVII	Mar. & May 2014	3	27,078	13.3	3,400
SunTrust Bank III	Mar. 2014	121	646,535	3.0	248,976
SunTrust Bank IV	Mar. 2014	30	171,209	3.0	59,903
Dollar General XVIII	Mar. 2014	1	9,026	13.3	1,139
Sanofi US I	Mar. 2014	1	736,572	11.5	251,114
Family Dollar IX	Apr. 2014	1	8,320	9.3	1,234
Stop & Shop I	May 2014	8	544,112	11.9	145,445
Bi-Lo I	May 2014	1	55,718	11.0	7,819
Dollar General XIX	May 2014	1	12,480	13.7	1,502
Dollar General XX	May 2014	5	48,584	12.3	5,988
Dollar General XXI	May 2014	1	9,238	13.7	1,634
Dollar General XXII	May 2014	1	10,566	12.3	1,342
		463	13,107,548	9.6	$2,169,308
_____________________

(1)	Remaining lease term in years as of December 31, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

The following table details the industry distribution of our properties owned as of December 31, 2014:

Industry	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Aerospace	1	90,822	0.7%	$1,430	0.9%
Auto Retail	9	187,789	1.4%	1,518	0.9%
Auto Services	4	33,732	0.3%	754	0.5%
Consumer Products	1	79,105	0.6%	760	0.5%
Discount Retail	50	456,394	3.5%	4,395	2.7%
Distribution	9	3,198,721	24.4%	18,116	11.2%
Financial Services	5	1,339,005	10.2%	20,081	12.4%
Fitness	1	45,000	0.3%	875	0.5%
Freight	1	390,486	3.0%	1,913	1.2%
Gas/Convenience	19	54,521	0.4%	1,770	1.1%
Healthcare	6	1,180,681	9.0%	25,063	15.4%
Home Maintenance	7	1,986,513	15.2%	10,738	6.6%
Pharmacy	21	288,620	2.2%	6,320	3.9%
Refrigerated Warehousing	9	1,407,166	10.7%	12,720	7.8%
Restaurant	73	352,101	2.7%	10,920	6.7%
Retail Banking	223	1,187,654	9.1%	31,098	19.1%
Specialty Retail	14	184,859	1.4%	2,982	1.8%
Supermarket	10	644,379	4.9%	11,017	6.8%
	463	13,107,548	100.0%	$162,470	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2014:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	9	2,014,125	15.4%	$8,920	5.5%
Arkansas	6	54,620	0.4%	662	0.4%
Colorado	3	25,130	0.2%	504	0.3%
Connecticut	2	84,045	0.6%	1,640	1.0%
District of Columbia	1	2,745	0.0%	214	0.1%
Florida	76	417,020	3.2%	12,009	7.4%
Georgia	57	1,794,648	13.7%	18,192	11.2%
Idaho	2	13,040	0.1%	298	0.2%
Illinois	30	359,408	2.7%	6,251	3.8%
Indiana	5	35,056	0.3%	588	0.4%
Iowa	5	80,955	0.6%	1,012	0.6%
Kentucky	4	113,269	0.9%	1,203	0.7%
Louisiana	13	114,185	0.9%	1,379	0.8%
Maryland	9	441,059	3.4%	5,187	3.2%
Massachusetts	8	1,561,761	11.9%	13,368	8.2%
Michigan	13	140,232	1.1%	2,388	1.5%
Minnesota	4	311,317	2.4%	2,882	1.8%
Mississippi	10	124,121	0.9%	1,452	0.9%
Missouri	7	139,566	1.1%	1,455	0.9%
New Jersey	7	1,372,311	10.5%	33,003	20.3%
New Mexico	1	8,320	0.1%	94	0.1%
New York	3	152,348	1.1%	2,613	1.6%
North Carolina	44	976,396	7.4%	10,945	6.7%
North Dakota	1	24,310	0.2%	299	0.2%
Ohio	34	139,007	1.1%	4,287	2.6%
Oklahoma	2	26,970	0.2%	486	0.3%
Pennsylvania	15	70,350	0.5%	2,686	1.7%
Rhode Island	2	148,927	1.1%	2,419	1.5%
South Carolina	14	900,203	6.9%	7,087	4.4%
South Dakota	1	21,662	0.2%	220	0.1%
Tennessee	34	276,471	2.1%	4,032	2.5%
Texas	11	147,532	1.1%	2,492	1.5%
Utah	1	395,787	3.0%	3,397	2.1%
Virginia	25	186,162	1.4%	3,024	1.9%
West Virginia	1	9,238	0.1%	117	0.1%
Wisconsin	2	410,692	3.1%	5,375	3.3%
Wyoming	1	14,560	0.1%	290	0.2%
Total	463	13,107,548	100.0%	$162,470	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$154,258
2016	157,021
2017	159,420
2018	130,987
2019	132,708
2020	127,227
2021	125,577
2022	116,587
2023	106,199
2024	96,746
Thereafter	263,887
$1,570,617
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2015	—	$—	—%	—	—%
2016	—	—	—%	—	—%
2017	209	28,815	17.7%	1,134,876	8.7%
2018	4	326	0.2%	13,501	0.1%
2019	1	3,970	2.4%	389,377	3.0%
2020	1	3,397	2.1%	395,787	3.0%
2021	3	7,287	4.5%	798,536	6.1%
2022	6	12,334	7.6%	1,748,390	13.3%
2023	35	11,363	7.0%	1,778,038	13.6%
2024	14	15,719	9.7%	797,839	6.1%
	273	$83,211	51.2%	7,056,344	53.9%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists the tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2014:

Tenant	Industry	Number of Properties Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
C&S Wholesale Grocers	Distribution	5	3,044,685	23.2%	Various	7.8	Various	$16,826	10.4%
Americold	Refrigerated Warehousing	9	1,407,166	10.7%	Sep. 2027	12.8	4 five-year options	$12,720	7.8%
Home Depot	Home Maintenance	2	1,315,200	10.0%	Jan. 2027	12.1	3 five-year options	$5,989	3.7%
SunTrust Bank	Retail Banking	213	1,148,377	8.8%	Various	3.0	1 ten-year option, then 6 five-year options	$29,140	17.9%
Sanofi US	Healthcare	1	736,572	5.6%	Jun. 2026	11.5	2 five-year options	$18,778	11.6%
_____________________

(1)	Remaining lease term in years as of December 31, 2014, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2014 for the tenant's in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentrations of these properties are summarized below:
C&S Wholesale Grocers - Birmingham, AL
C&S Wholesale Grocers - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 1,311,295 total rentable square feet and is 100.0% leased to a subsidiary of C&S Wholesale Grocers, Inc., and the lease is guaranteed by C&S Wholesale Grocers, Inc. As of December 31, 2014, the tenant has 8.5 years remaining on its lease which expires in June 2023. The lease has annualized rental income on a straight-line basis of $4.7 million and contains one ten-year renewal option, followed by two five-year renewal options.
Sanofi US - Bridgewater, NJ
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2014, the tenant has 11.5 years remaining on its lease which expires in June 2026. The lease has annualized rental income on a straight-line basis of $18.8 million and contains two five-year renewal options.
Home Depot - Birmingham, AL
Home Depot - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: "HD"), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2014, the tenant has 12.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $3.1 million and contains three five-year renewal options.

Home Depot - Valdosta, GA
Home Depot - Valdosta, GA is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: "HD"), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2014, the tenant has 12.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $2.9 million and contains three five-year renewal options.
Property Financings
Our mortgage notes payable as of December 31, 2014 and 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	December 31, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,519	$8,830	6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	—	5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	—	5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	—	5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	—	5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	—	5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,570	—	5.63%		Fixed	Jun. 2021
Total	191	$470,079	$8,830	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2014.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not traded on a national securities exchange. No established public market currently exists for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. On November 19, 2014, our board of directors determined an Estimated Per-Share NAV of $23.50 as of September 30, 2014.
Consistent with its valuation guidelines, the Advisor engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors and as described below. Duff & Phelps does not have any direct interests in any transaction with us and there are no conflicts of interest between Duff & Phelps, on one hand, and us or our Advisor, on the other (other than to the extent that the findings of Duff & Phelps in relation to our assets, or the assets of affiliated real estate investment programs, may affect the value of ownership interests owned by, or incentive compensation payable to, directors, officers or affiliates of us and our Advisor).
 Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor by Duff & Phelps (the "Duff & Phelps Real Estate Appraisal Report") complies with the Investment Program Association Practice Guideline 2013-01 titled "Valuations of Publicly Registered Non-Listed REITs," issued April 29, 2013.
 The fair value estimate of our real estate assets is equal to the sum of the fair value estimates of each individual real estate asset. Generally, Duff & Phelps applied the approach most likely to be used by a market participant in evaluating the market value of the Real Estate Assets. Duff & Phelps estimated the "as is" market value of each real estate asset as of September 30, 2014 using either a direct capitalization ("Direct Cap") or a discounted cash flow ("DCF") methodology and applied a range of "market supported" capitalization rates or discount rates, as applicable, to projected net operating income or cash flow, as applicable. The Direct Cap methodology was used to estimate the "as is" market value for the 421 real estate assets which had several years remaining on their lease terms or a high level of operating performance, which would cause a market participant to view the asset as essential to the operation of the tenant’s business and as a result there would be a high likelihood of renewal. The DCF methodology was used to estimate the "as is" market value for the remaining 42 real estate assets.
Duff & Phelps uses capitalization and discount rates derived from third quarter 2014 industry published reports and other market participant data. For its analysis, Duff & Phelps assumed that current in-place leases will be paid through their original terms. Duff & Phelps inspected ten of our real estate assets, and relied on a representation of the Company that the other real estate assets were in good condition To estimate our per-share NAV, our Advisor analyzed the Duff & Phelps Real Estate Appraisal Report and, utilized a method which is based on the fair value of the real estate assets and our other assets less the fair value of our total liabilities (with certain adjustments as described below), divided by the number of shares outstanding.
 Our Advisor reviewed the appraisals provided by Duff & Phelps. Our valuation policy provides that in the event our Advisor estimates materially higher or lower values than the independent valuer, a valuation committee comprised of independent directors reviews the appraisals and valuations and makes a final determination of value. There were no such differences in estimates. For all other assets held by us or our consolidated subsidiaries, including cash, other current assets and investment securities (collectively, "Other Assets"), fair value was estimated by our Advisor based on quoted prices in active markets.
 Our Advisor estimated the fair value of our liabilities by comparing current market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments. The fair value of our debt instruments was estimated by the Advisor using DCF models, which assume a weighted-average effective interest rate of 3.49% per annum. Our Advisor believes that this assumption reflects the terms currently available to borrowers seeking borrowing terms similar to ours and with a credit profile similar to our credit profile.

 Our Advisor estimated per-share NAV as (i) the sum of (A) the estimated value of the real estate assets and (B) the estimated value of the Other Assets, minus (ii) the sum of (C) total liabilities and (D) the Advisor’s estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, management of the Company or any of their respective affiliates based on aggregate NAV of the Company and payable in a hypothetical liquidation of the Company as of September 30, 2014, divided by (iii) the number of common shares outstanding on a fully-diluted basis as of September 30, 2014, which was 64,821,722. Due to the Advisor’s estimated per-share NAV, the Advisor concluded that in a hypothetical liquidation at such estimated NAV, it would not be entitled to any incentive fees or performance-based restricted partnership units of the Company’s operating partnership designated as "Class B Units" held by the Advisor. The Advisor determined the fair value of the underlying assets and liabilities in the NAV calculation in a manner consistent with the definition of fair value under GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.
The Estimated Per-Share NAV does not represent the: (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•
a stockholder would ultimately realize distributions per share equal to this estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;

•	the Company’s shares would trade at a price equal to or greater than the estimated value per share if the shares were listed on a national securities exchange; or

•
the methodology used to estimate per-share NAV would be acceptable to the Financial Industry Regulatory Authority for use on customer account statements, or that the estimated per-share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The Estimated Per-Share NAV was unanimously adopted by our board on November 19, 2014 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently expect to update our estimated value per share on a quarterly basis; however, because this Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we did not publish Estimated Per-Share NAV as of December 31, 2014. We intend to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 we expect to appraise 100% of our properties.
Stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
Holders
As of April 30, 2015, we had 65.8 million shares of common stock outstanding held by a total of 33,308 stockholders.
Distributions
We qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. From a tax perspective, of the amounts distributed during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, 55.5% and 86.7%, or $0.91 and $1.43 per share per annum represented a return of capital for tax purposes, 44.2% and 13.3%, or $0.73 and $0.22 per share per annum, represented ordinary dividend income, and 0.3% and 0.0%, or $0.01 and $0.00 per share per annum, represented capital gain, respectively.
On April 9, 2013, our board of directors authorized, and we declared, distributions which are calculated based on stockholders of record each day during the applicable period of $0.00452054795 per share of common stock per day, or 6.6% per annum, based on the $25.00 price per share of common stock in our IPO. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, as well as distributions related to unvested restricted shares, for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through DRIP	Distributions on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$10,883	$14,819	$2	$25,704	$25,791
2nd Quarter, 2014	11,217	15,308	1	26,526	26,326
3rd Quarter, 2014	11,306	15,531	2	26,839	26,928
4th Quarter, 2014	11,458	15,319	3	26,780	27,155
Total	$44,864	$60,977	$8	$105,849	$106,200

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through DRIP	Distributions on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
Period from January 22, 2013 (date of inception) to March 31, 2013	$—	$—	$—	$—	$—
2nd Quarter, 2013	173	226	—	399	2,130
3rd Quarter, 2013	4,371	6,049	1	10,421	16,039
4th Quarter, 2013	10,304	14,154	1	24,459	25,935
Total	$14,848	$20,429	$2	$35,279	$44,104
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain fees.
In connection with our Advisor's asset management services, we issue (subject to periodic approval by the board of directors) performance-based restricted Class B Units in the OP ("Class B Units") to our Advisor. The Class B Units are issued in an amount equal to the cost of our assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, since the NAV Pricing Date, has been Estimated Per-Share NAV. As of December 31, 2014, in aggregate, our board of directors had approved the issuance of 703,796 Class B Units to the Advisor in connection with this arrangement.
We also pay the Advisor acquisition and financing fees. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. During the year ended December 31, 2014, the Advisor did not waive any such fees incurred.
In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. No general and administrative costs were absorbed by the Advisor during the year ended December 31, 2014. General and administrative expenses are presented net of costs absorbed by the Advisor, where applicable, on the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2014, cash used to pay our distributions was generated from proceeds from cash flows from operations and from shares issued pursuant to the DRIP. The final issuance of shares pursuant to our DRIP will occur in connection with our June 2015 distribution payable no later than July 5, 2015. We expect to continue to use funds received from operating activities to pay our distributions. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014 and 2013, we had 4,799 and 4,000 unvested restricted shares in the RSP, respectively.
Recent Sale of Unregistered Equity Securities
On January 30, 2013, we sold 8,888 shares of common stock to our Special Limited Partner, an entity controlled by our Sponsor, under Rule 506 of Regulation D of the Securities Act, at a price of $22.50 for gross proceeds of $0.2 million, which was used to fund third-party offering costs in connection with our IPO.
We are the sole general partner and hold substantially all OP Units. Our Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership, during the period from January 22, 2013 (date of inception) to December 31, 2013.
On April 4, 2013 and May 28, 2014, we issued 5,333 and 3,999 shares of restricted stock, respectively, to our independent directors, pursuant to our restricted share plan under Section 4(a)(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2014, we had 65.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2014
Selling commissions and dealer manager fees	$143,006
Other offering costs	30,693
Total offering costs	$173,699

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2014
Total commissions paid to the Dealer Manager	$143,006
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,757
As of December 31, 2014, cumulative offering costs, excluding selling commissions and dealer manager fees, included $30.5 million from our Advisor and Dealer Manager. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of the end of our IPO, cumulative offering and related costs, excluding selling commissions and dealer manager fees, did not exceed the 2.0% threshold.
We used the proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used the net proceeds from our IPO to purchase 463 properties with an aggregate base purchase price of $2.2 billion.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Although we have announced our intent to list on NYSE, our common stock is currently not listed on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors adopted the SRP, which enabled our stockholders to sell their shares back to us, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Under the SRP, stockholders were permitted to request that we repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase did not impair our capital or operations.
Until November 14, 2014, the number of shares repurchased could not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock was as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years;

•	the lower of $24.78 and 97.5% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least three years; and

•
the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Effective November 14, 2014, the repurchase price for shares under the SRP was based on the Estimated Per-Share NAV as determined by our board of directors. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions were able to participate in the SRP. The repurchase of shares occured on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). Purchases under the SRP were limited during any 12-month period to approximately 5.0% of the Company's NAV in any 12 month period.
Effective November 14, 2014, there was no minimum holding period for shares of the Company's common stock and stockholders could have submitted their shares for repurchase at any time through the SRP. Shares repurchased in connection with the death or disability of a stockholder would have been repurchased at a purchase price equal to the greater of the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

Subject to limited exceptions, stockholders who requested the repurchase of shares of our common stock within the first four months from the date of purchase were subject to a short-term trading fee of 2.0%.
When a stockholder requested redemption and the redemption was approved, we reclassified such obligation from equity to a liability based on the settlement value of the obligation. Funding for the SRP is derived from proceeds we maintain from the sale of shares pursuant to the DRIP. Shares purchased under the SRP have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Cost of Shares Repurchased	Weighted-Average Price per Share
Period from January 22, 2013 (date of inception) to December 31, 2013	10	8,082	$202	$24.98
Year ended December 31, 2014	148	295,825	7,095	23.99
Cumulative repurchases as of December 31, 2014 (1)	158	303,907	7,297	$24.01
Proceeds from shares issued through DRIP			81,406
Excess			$74,109
_____________________

(1)
Includes 92 unfulfilled repurchase requests consisting of 211,723 shares with a weighted-average repurchase price per share of $23.97, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability was included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2014.

Our board of directors terminated the SRP on April 15, 2015.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2014	2013
Total real estate investments, at cost	$2,218,127	$1,147,072
Total assets	$2,229,030	$1,347,375
Mortgage notes payable	$470,079	$8,830
Credit facility	$423,000	$—
Total liabilities	$963,865	$35,561
Total stockholders' equity	$1,265,165	$1,311,814

Operating data (In thousands, except share and per share data)	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013
Total revenues	$158,380	$24,289
Operating expenses	135,477	47,105
Operating income (loss)	22,903	(22,816)
Other (expense) income	(24,900)	2,019
Net loss	$(1,997)	$(20,797)

Other data:
Cash flows provided by (used in) operating activities (1)	$99,811	$(13,617)
Cash flows used in investing activities	$(490,814)	$(1,225,532)
Cash flows provided by financing activities	$364,587	$1,340,325
Per share data:
Basic and diluted net loss per share	$(0.03)	$(0.72)
Distributions declared per share	$1.65	$1.65
Basic and diluted weighted-average shares outstanding	64,333,260	28,954,769
_____________________________

(1)
Includes acquisition and transaction related expenses of $22.6 million and $26.9 million incurred during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
American Realty Capital Trust V, Inc. (the "Company," "we" "our" or "us"), incorporated on January 22, 2013 as a Maryland corporation, qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our initial public offering (our "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to a distribution reinvestment plan (the "DRIP"), under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2014, we had 65.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "NAV Pricing Date"), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our share repurchase plan (the “SRP”) will each be equal to the Estimated Per-Share NAV of our common stock. Because this Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we did not publish Estimated Per-Share NAV as of December 31, 2014. We intend to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 we expect to appraise 100% of our properties.
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2014, we owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.6 years.
Substantially all of our business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no direct employees. We have retained American Realty Capital Advisors V, LLC (the "Advisor") to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
During the second quarter of 2014, we announced that we engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist us in evaluating potential strategic alternatives.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in its offering exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of our IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations and comprehensive income (loss).
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If a receivable is deemed uncollectible, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive income (loss).
Cost recoveries from tenants are included in operating expense reimbursements in our consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.

We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) at the lesser of carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.

Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. As of December 31, 2013, we owned 239 properties with an aggregate base purchase price of $1.1 billion, comprised of 7.5 million rentable square feet that were 100.0% leased on a weighted-average basis. Accordingly, our results of operations for the year ended December 31, 2014 as compared to the period from January 22, 2013 (date of inception) to December 31, 2013 reflect significant increases in most categories due to our acquisition activity.
Comparison of the Year Ended December 31, 2014 to the Period from January 22, 2013 (date of inception) to December 31, 2013
Rental Income
Rental income increased $124.2 million to $146.1 million for the year ended December 31, 2014, compared to $21.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013. Rental income for the year ended December 31, 2014 was driven by our operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of December 31, 2014, which includes the operation of the 239 properties we purchased during the period from January 22, 2013 (date of inception) to December 31, 2013 for the full year ended December 31, 2014. Rental income for the period from January 22, 2013 (date of inception) to December 31, 2013 was driven by our operation of 239 properties with an aggregate base purchase price of $1.1 billion, comprising 7.5 million rentable square feet that were 100.0% leased on a weighted-average basis as of December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $9.8 million to $12.2 million for the year ended December 31, 2014, compared to $2.4 million for the period from January 22, 2013 (date of inception) to December 31, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursements was driven by our operation of 463 properties as of December 31, 2014, compared to our operation of 239 properties as of December 31, 2013.
Property Operating Expense
Property operating expense increased $10.7 million to $13.5 million for the year ended December 31, 2014, compared to $2.8 million for the period from January 22, 2013 (date of inception) to December 31, 2013. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The increase in property operating expense was driven by our operation of 463 properties as of December 31, 2014, compared to our operation of 239 properties as of December 31, 2013.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $4.3 million to $22.6 million for the year ended December 31, 2014, compared to $26.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013. These expenses related primarily to acquisition fees, legal fees and other closing costs associated with our purchase of 224 properties with an aggregate base purchase price of $1.0 billion during the year ended December 31, 2014. Acquisition and transaction related expense for the year ended December 31, 2014 also included $5.5 million incurred for advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event. For the period from January 22, 2013 (date of inception) to December 31, 2013, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our purchase of 239 properties with an aggregate base purchase price of $1.1 billion.

General and Administrative Expense
General and administrative expense increased $3.6 million to $6.0 million for the year ended December 31, 2014, compared to $2.4 million for period from January 22, 2013 (date of inception) to December 31, 2013. This increase is primarily due to higher professional fees, directors and officers insurance costs and OP Unit distribution expenses to support our current real estate portfolio. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. General and administrative expense also included costs absorbed by our Advisor of $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013. No such costs were absorbed for the year ended December 31, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $78.5 million to $93.4 million for the year ended December 31, 2014, compared to $14.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013. This increase was driven by our operation of 463 properties acquired as of December 31, 2014, which includes the operation of the 239 properties we purchased during the period from January 22, 2013 (date of inception) to December 31, 2013 for the full year ended December 31, 2014, compared to our operation of 239 properties as of December 31, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $27.2 million to $27.7 million for the year ended December 31, 2014, compared to $0.5 million for the period from January 22, 2013 (date of inception) to December 31, 2013. This increase is due primarily to an increase in interest, unused fees and amortization of deferred financing costs associated with our mortgage notes payable and credit facility, partially offset by amortization of mortgage premiums. For the year ended December 31, 2014, our mortgage notes payable outstanding had a weighted-average balance of $368.0 million and a weighted-average effective interest rate of 5.66% and our borrowings outstanding under our credit facility had a weighted-average balance of $338.3 million and a weighted-average effective interest rate of 2.12%. For the period from January 22, 2013 (date of inception) to December 31, 2013, our mortgage note payable outstanding had a weighted-average balance of $0.7 million and a weighted-average effective interest rate of 6.01%. There were no borrowings outstanding under our credit facility for the period from January 22, 2013 (date of inception) to December 31, 2013.
Income from Investment Securities
Income from investment securities remained constant at $2.3 million for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013. Income from investment securities related to distribution income earned on our investments in debt and equity securities, including redeemable preferred stock and senior notes.
Gain on Sale of Investment Securities
Gain on sale of investment securities increased $0.2 million to $0.3 million for the year ended December 31, 2014, compared to $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013. The gain on sale of investment securities for the year ended December 31, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $47.0 million for $47.3 million. The gain on sale of investment securities for the period from January 22, 2013 (date of inception) to December 31, 2013 resulted from selling an investment in common stock that we held.
Other Income
Other income increased $0.1 million to $0.2 million for the year ended December 31, 2014, compared to $0.1 million for the period from January 22, 2013 (date of inception) to December 31, 2013. Other income is primarily related to interest earned on our cash and cash equivalents.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, we had cash flows provided by operating activities of $99.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the year ended December 31, 2014 include $22.6 million of acquisition and transaction related costs. Cash flows from operating activities during the year ended December 31, 2014 included a net loss adjusted for non-cash items of $91.0 million (net loss of $2.0 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, share-based compensation, gain on sale of investments and amortization of mortgage premiums, of $93.0 million). Cash flows from operating activities also included an increase in deferred rent and other liabilities of $6.0 million and an increase in accounts payable and accrued expenses of $2.4 million.
The net cash used in investing activities during the year ended December 31, 2014 of $490.8 million related to our investments in real estate and other assets of $538.1 million, partially offset by proceeds from the sale of investment securities of $47.3 million.

The net cash provided by financing activities of $364.6 million during the year ended December 31, 2014 consisted primarily of proceeds from our credit facility of $423.0 million. These cash inflows were partially offset by cash distributions of $44.9 million, payments of deferred financing costs of $10.6 million, common stock repurchases of $2.0 million and payments of mortgage notes payable of $1.0 million.
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
Net cash provided by financing activities of $1.3 billion during the period from January 22, 2013 (date of inception) to December 31, 2013, consisted primarily of proceeds from the issuance of common stock of $1.5 billion. These cash flows were partially offset by payments related to offering costs of $173.7 million, cash distributions of $14.9 million and payments of financing costs of $8.2 million.
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of December 31, 2014, we had 65.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with the NAV Pricing Date, the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP will each be equal to our Estimated Per-Share NAV.
We purchased our first property and commenced active operations on April 29, 2013. During the year ended December 31, 2014, we acquired 224 properties with an aggregate base purchase price of $1.0 billion. As of December 31, 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion. As of December 31, 2014, we had cash and cash equivalents of $74.8 million. Our principal demands for funds is the payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
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

We have used debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, we had $470.1 million of mortgage notes payable outstanding and the outstanding balance under our Credit Facility (as described below) was $423.0 million.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million as of December 31, 2014. During the year ended December 31, 2014, we drew $423.0 million on our Credit Facility to partially fund acquisition activity. As of December 31, 2014, the outstanding balance under our Credit Facility was $423.0 million and our unused borrowing capacity was $234.6 million, based on the assets assigned to the Credit Facility.
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
Our board of directors adopted a share repurchase program (the "SRP") that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, repurchased the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we were only authorized to repurchase shares using the proceeds received from the DRIP in any given quarter. Our board of directors terminated the SRP on April 15, 2015.
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Period from January 22, 2013 (date of inception) to December 31, 2013	10	8,082	$24.98
Year ended December 31, 2014	148	295,825	23.99
Cumulative repurchases as of December 31, 2014 (1)	158	303,907	$24.01
_____________________

(1)
Includes 92 unfulfilled repurchase requests consisting of 211,723 shares with a weighted-average repurchase price per share of $23.97, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability was included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2014.

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended (1)				Year Ended December 31, 2014
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net income (loss) (in accordance with GAAP)	$(9,569)	$1,127	$1,610	$4,835	$(1,997)
Depreciation and amortization	17,888	24,921	25,387	25,183	93,379
FFO	8,319	26,048	26,997	30,018	91,382
Acquisition fees and expenses	14,532	4,087	4,260	(284)	22,595
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	150	443	420	408	1,421
Straight-line rent	(1,693)	(2,498)	(2,543)	(2,446)	(9,180)
Amortization of mortgage premiums	(484)	(1,827)	(1,893)	(1,892)	(6,096)
Loss (Gain) on sale of investments	166	(109)	(314)	(40)	(297)
MFFO	$20,990	$26,144	$26,927	$25,764	$99,825
_____________________________________

(1)
The above table has been revised to reflect adjustments to previously reported quarterly information resulting from final purchase price allocations for acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.1 million, $0.4 million and $0.4 million for the three months ended March 31, June 30 and September 30, 2014, respectively. Additionally, the Company decreased depreciation and amortization expense by $1.2 million, $3.4 million, and $3.7 million, for the three months ended March 31, June 30 and September 30, 2014, respectively.

Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions which are calculated based on stockholders of record each day during the applicable period equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the year ended December 31, 2014, distributions paid to common stockholders totaled $105.8 million, inclusive of $61.0 million of distributions for shares of common stock that were reinvested in shares issued pursuant the DRIP.  During the year ended December 31, 2014, cash used to pay distributions was generated from funds received from property operating results and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2014
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014
(Dollar amounts in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash directly to stockholders	$10,883		$11,217		$11,306		$11,458		$44,864
Distributions reinvested in common stock issued under the DRIP	14,819		15,308		15,531		15,319		60,977
Distributions on unvested restricted stock	2		1		2		3		8
Total distributions	$25,704		$26,526		$26,839		$26,780		$105,849

Source of distribution coverage:
Cash flows provided by operations (1)	$10,885	42.3%	$11,218	42.3%	$11,308	42.1%	$11,461	42.8%	$44,872	42.4%
Offering proceeds from issuances of common stock	—	—%	—	—%	—	—%	—	—%	—	—%
Offering proceeds reinvested in common stock issued under the DRIP	14,819	57.7%	15,308	57.7%	15,531	57.9%	15,319	57.2%	60,977	57.6%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$25,704	100.0%	$26,526	100.0%	$26,839	100.0%	$26,780	100.0%	$105,849	100.0%

Cash flows provided by operations (GAAP basis) (1)	$20,707		$21,924		$29,031		$28,149		$99,811
Net (loss) income (in accordance with GAAP) (2)	$(9,569)		$1,127		$1,610		$4,835		$(1,997)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 and for the year ended December 31, 2014 include acquisition and transaction related expenses of $14.5 million, $4.1 million, $4.3 million, $(0.3) million and $22.6 million, respectively.

(2)
Net (loss) income has been revised to reflect adjustments to previously reported quarterly information resulting from final purchase price allocations for acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.1 million, $0.4 million and $0.4 million for the three months ended March 31, June 30 and September 30, 2014, respectively. Additionally, the Company decreased depreciation and amortization expense by $1.2 million, $3.4 million, and $3.7 million, for the three months ended March 31, June 30 and September 30, 2014, respectively.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to December 31, 2014:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2014
Distributions paid:
Common stockholders in cash	$59,712
Common stockholders pursuant to DRIP/offering proceeds	81,406
Distributions on unvested restricted stock	10
Total distributions paid	$141,128

Reconciliation of net loss:
Revenues	$182,669
Acquisition and transaction related expenses	(49,529)
Depreciation and amortization	(108,326)
Other operating expenses	(24,727)
Other non-operating income, net	(22,881)
Net loss (in accordance with GAAP) (1)	$(22,794)

Cash flows provided by operations	$86,194

FFO	$85,532
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
For the year ended December 31, 2014, cash flows provided by operations were $99.8 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Annual Report on Form 10-K.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $15.35. Until November 14, 2014, the offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per common share. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with the NAV Pricing Date, the price per share for shares of common stock purchased under our DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP will each be equal to our Estimated Per-Share NAV.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of December 31, 2014, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 21.7% and 40.1%, respectively.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$470,079	$190,964	$84,407	$2,354	$192,354
Interest on mortgage notes payable	93,410	26,513	27,734	21,437	17,726
Credit Facility	423,000	—	423,000	—	—
Interest on Credit Facility	24,444	9,325	15,119	—	—
Ground lease rental payments due	9,972	887	1,795	1,764	5,526
	$1,020,905	$227,689	$552,055	$25,555	$215,606
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
We have entered into agreements with entities under common control with our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. In addition, during the second quarter of 2014, we announced that we engaged RCS Capital, the investment banking division of our Dealer Manager, as a financial advisor to assist us in evaluating potential strategic alternatives. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

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
Recent Developments
Since the end of our 2014 fiscal year, there have been a number of developments that have had or that we expect to have a significant effect on our financial condition and results of operations:
Listing on NYSE and Name Change
On April 20, 2015, we announced that we have applied to list our common stock on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing"). In connection with the Listing, we intend to file Articles of Amendment to change our name to "American Finance Trust, Inc."
Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that our shares of Common Stock will be listed on the NYSE.
New Strategy
On April 20, 2015, we announced that the Advisor has recommended, and our board of directors has approved, a revision to our Investment Objectives and Acquisition and Investment Policies (the "New Strategy") pursuant to which we expect to focus our new investment activity on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors. We will continue to maintain and selectively invest in additions to our existing portfolio of net leased commercial real estate properties, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.
Tender Offer
On April 20, 2015, we announced that in connection with the Listing, we also intend to commence an offer to purchase up to $125.0 million of shares of our common stock from our stockholders at a price of $25.50 per share (the "Tender Offer"), net to the tendering stockholders in cash, less any applicable withholding taxes and without interest. We believe the Tender Offer will augment the options available to stockholders in connection with the Listing by allowing them to tender all or a portion of their shares in the Tender Offer at a fixed price. If the Tender Offer is oversubscribed, proration of the tendered shares will be determined promptly after the Tender Offer expires. We intend to fund the Tender Offer with cash on hand and funds available under the Credit Facility. We expect to commence the Tender Offer on the date of the Listing and the Tender Offer will expire on 20th business day thereafter (unless we extend the offer). The Tender Offer will be subject to certain conditions.
Reaffirmation of Current Monthly Distributions and Change to Payment Dates
On April 20, 2015, we announced that we intend to continue payment of monthly distributions at an annualized rate of $1.65 per share. Historically, we have calculated our monthly distribution based upon daily record and distribution declaration dates so that our stockholders would be entitled to be paid distributions beginning with the month in which their shares were purchased. Following the Listing, we will pay distributions on the 15th day of each month to stockholders of record as of close of business on the 8th day of such month.
Subordinated Listing Distribution
In connection with the Listing, we, as the general partner of the OP, will be required to cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of our Common Stock plus (ii) the sum of all distributions or dividends (from any source) that we paid to our stockholders prior to the Listing; and

•
the sum of (i) the total raised in our initial public offering (“IPO”) and under the DRIP prior to the Listing (“Gross Proceeds”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of Common Stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

The “market value” used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount.

The Special Limited Partner will have the right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Special Limited Partner interest into OP Units. OP Units are convertible into shares of our Common Stock in accordance with the terms governing conversion of OP Units into shares of Common Stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP (the “OP Agreement”), which will be entered into at Listing.
Amendment to Advisory Agreement
On April 15, 2015, our board of directors approved an amendment (the "Amendment") to the Amended and Restated Advisory Agreement, dated June 5, 2013 (as amended by the Amendment, the "Advisory Agreement") by and among us, the OP and the Advisor, which, among other things, provides that, effective as of the date thereof:

(i)
for any period commencing on or after April 1, 2015, we shall pay the Advisor or its assignees as compensation for services rendered in connection with the management of our assets an Asset Management Fee (as defined in the Advisory Agreement) equal to 0.75% per annum of the Cost of Assets (as defined in the Advisory Agreement);

(ii)
such Asset Management Fee will be payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

(iii)	we shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
Amendments to Agreement of Limited Partnership of the OP
Third Amendment to the Agreement of Limited Partnership of the OP
On April 29, 2015, the board of directors authorized our execution, as general partner of its OP, of a Third Amendment (the “Third Amendment”) to the OP Agreement to conform the OP Agreement to the previously announced amendment on April 15, 2015, to that certain Amended and Restated Advisory Agreement, dated June 5, 2013, by and among us, the OP and the Advisor. The Third Amendment provides that the OP will not issue any “Class B Units” (as defined in the OP Agreement) in respect of periods subsequent to March 31, 2015.
Amended and Restated Agreement of Limited Partnership of the OP
On April 29, 2015, the board of directors authorized the execution, in conjunction with the Listing, of an Amended and Restated Agreement of Limited Partnership of the OP (the “A&R OP Agreement”) by us, as general partner of its OP, with the limited partners party thereto to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units (“LTIP Units”) as a new class of units of limited partnership in the OP to the existing common units (“OP Units”). Pursuant to the A&R OP Agreement, the LTIP Units will be created. We may at any time cause the OP to issue LTIP Units to members of our senior management team. These LTIP Units will be earned and will vest on such terms as are determined by our Compensation Committee. In general, LTIP Units are a special class of units entitled to receive profit distributions. Upon issuance and prior to being fully earned, holders of LTIP Units are entitled to receive per unit profit distributions equal to ten percent (10.0%) of per unit profit distributions on the outstanding OP Units. After LTIP Units are fully earned, a holder of LTIP Units first will be entitled to receive a catch-up of the other ninety percent (90.0%) of per unit profit distributions not previously distributed, and, subsequently, they will be entitled to receive the same per unit profit distributions as the other outstanding OP Units. However, as profits interests, LTIP Units initially will not have full parity, on a per unit basis, with the OP Units with respect to liquidating distributions, and a holder of LTIP Units would receive nothing if the OP were liquidated immediately after the LTIP Unit is awarded. Upon the occurrence of specified events, LTIP Units can over time achieve full parity with the OP Units and therefore accrete to an economic value for the holder equivalent to the OP Units. In order for LTIP Units to have full parity with the OP Units, the capital accounts of the holders of LTIP Units with respect to such LTIP Units would have to be equalized (on a per unit basis) with the capital accounts of the holders of the OP Units. This capital account equalization per unit would occur through special allocations of net increases in valuation (if any) of our assets upon the occurrence of certain revaluation events permitted under the Code and Treasury regulations, including: (i) the acquisition of an additional interest in the OP by a new or existing partner in exchange for more than a de minimus capital contribution, (ii) the distribution by the OP of more than a de minimus amount of property as consideration for the repurchase or redemption of an interest in the OP (which may include the redemption or conversion of LTIP Units into OP Units or our Common Stock), (iii) the liquidation of the OP or (iv) at such other times as we reasonably determine to be necessary or desirable to comply with Treasury regulations (including the issuance of new LTIP Units). LTIP Units cannot achieve immediate full parity with OP Units under any circumstances at the time of grant of such LTIP Units. Generally, an LTIP Unit will be convertible into an OP Unit at any time after such LTIP Unit vests and the capital account associated with such LTIP Unit is equalized.

Second Amended and Restated Advisory Agreement
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “Advisory Agreement”), by and among us, the OP and the Advisor (the “Second Amended and Restated Advisory Agreement”). The Second Amended and Restated Advisory Agreement will take effect only upon approval by our stockholders of certain changes to our Articles of Amendment and Restatement (“Stockholder Approval”), and, which, among other things, provides that:

(i)
the Annual Subordinated Performance Fee (as defined in the Advisory Agreement) shall be changed from an annual fee equal to 15.0% of the total return to stockholders in excess of 6.0% per annum to a quarterly fee, payable in arrears, equal to (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share;

(ii)
Core Earnings shall be defined as, for the applicable period, GAAP net income (loss) excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses;

(iii)
the Acquisition Fee and Financing Coordination Fee (both as defined in the Advisory Agreement) will terminate 180 days after Stockholder Approval (the “Fee Termination Date”), except for Acquisition Fees with respect to properties under contract, letter of intent, or under negotiation as of the Fee Termination Date;

(iv)	a Base Management Fee equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the Listing, shall be added;

(v)	all fees accrued and expenses incurred shall be paid quarterly in arrears; and

(vi)
the initial term of the Advisory Agreement, commencing upon Stockholder Approval, will be 20 years, and automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.

Multi-Year Outperformance Plan Agreement
On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement (the “OPP”) to be entered into with us, the OP and the Advisor, in connection with the Listing.

Under the OPP, the Advisor will be issued LTIP Units in the OP with a maximum award value equal to 5.0% of our market capitalization (the “OPP Cap”) on the date of Listing (the “Effective Date”). The LTIP Units will be structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP Units with a value up to the OPP Cap based on us achieving certain levels of total return to our stockholders (“Total Return”) on both an absolute basis and a relative basis measured against a peer group of companies, as set forth below, for a three-year period commencing on the Effective Date (the “Performance Period”). In addition, Advisor may “lock-in” a portion of the OPP Cap based on the attainment of pro-rata performance hurdles, as set forth below, during each 12-month period in the Performance Period (each such period, an “One-Year Period”) and during the initial 24-month period of the Performance Period (the “Two-Year Period”). Each of the relevant performance periods will be evaluated separately based on performance through the end of the relevant performance period.

		Three-Year Period	Each One-Year Period	Two-Year Period
Absolute Component: 4% of any excess Total Return attained above an absolute total stockholder return hurdle measured from the beginning of such period as follows:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achieving cumulative Total Return measured from the beginning of the period:

•	100% of the Relative Component will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% of the Relative Component will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% of the Relative Component will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% of the Relative Component calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0%- 12%
______________________

*	The “Peer Group” is comprised of Arbor Realty Trust, Inc., Ares Commercial Real Estate Corp., Colony Financial, Inc., and Starwood Property Trust, Inc.
The maximum “lock-in” amount for any given One-Year Period is 25.0% of the OPP Cap. The maximum “lock-in” amount for the Two-Year Period is 60.0% of the OPP Cap. Accordingly, any “lock-in” amount for the Two-Year Period may supersede and negate any awards for the first two One-Year Periods. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.
Subject to Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units may be converted into OP Units of the OP in accordance with the terms and conditions of the partnership agreement of the OP (as described above).
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by us or in the event we incur a change in control, in either case prior to the end of the Performance Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event Advisor is terminated or in the event of a change in control of ours on or following the end of the Performance Period.
Amended and Restated Incentive Restricted Share Plan
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the “A&R RSP”) that replaces in its entirety our Employee and Director RSP (the “Old Restricted Share Plan”). The A&R RSP amends the terms of the Old Restricted Share Plan as follows:

•
it increases the number of shares of our capital stock, par value $0.01 per share (the “Capital Stock”), available for awards thereunder from 5.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time, not exceed 3.4 million shares of Capital Stock, to 10.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to our independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.

Notice of Amendment and Suspension of the DRIP
In connection with the Listing and the Tender Offer, pursuant to the terms of the DRIP, on April 15, 2015, our board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables us to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, our board of directors approved the suspension of the DRIP, effective immediately following the payment of our June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP will occur in connection with our June 2015 distribution payable no later than July 5, 2015.
Notice of Termination of the SRP
In connection with the Listing and the Tender Offer, pursuant to the requirements of applicable tender offer rules, on April 15, 2015, the board of directors approved the termination of the SRP. We have processed all of the requests received under the SRP for the first and second quarters of 2015 and will not process further requests.
Engagement of New Financial Advisor
On April 20, 2015, we announced that in connection with the Listing, we have also engaged UBS Securities LLC as a financial advisor. As previously disclosed, RCS Capital, the investment banking and capital markets division of the Dealer Manager, is also advising us in connection with the Listing.
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
As of December 31, 2014, our debt consisted of both fixed- and variable-rate debt. As of December 31, 2014, we had fixed-rate secured mortgage financings with a carrying value of $492.2 million and a fair value of $505.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $15.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $14.4 million.
As of December 31, 2014 our variable-rate Credit Facility had a carrying and fair value of $423.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company’s internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weaknesses in internal control over financial reporting, as described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that as of December 31, 2014 the Company failed to:

•
Maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Design and maintain appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process;

•	Design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger; and

•
Maintain appropriate controls over the review of results provided by valuation experts related to the allocation of the purchase price for certain 2014 acquisitions in accordance with ASC 805 - Business Combinations.

The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and accordingly you will not find a report from KPMG LLP regarding their assessment of the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Remediation Plan
Management, and our board of directors, is focused on improving the Company’s processes and internal controls. The Audit Committee of the board of directors of the Company has directed management to proceed with a remediation plan. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:

•
Management will continue to evaluate and revise its business process review to ensure that information systems, processes, internal controls, monitoring activities and personnel are fully aligned with our financial reporting objectives.

•
Management has begun to establish appropriate and more restrictive access controls with respect to the general ledger IT application and supporting systems and to establish appropriate segregation of duties within the accounts payable and cash disbursements process. Additional staffing will be added to manage system administration.

•	Excel tools and sub-ledgers will be removed from the enterprise-wide shared drives, and appropriate computing and access controls will be implemented.

•
Management will improve the documentation of the Company’s system of internal control over financial reporting, specifically its control environment, business processes and control activities responsive to the risks of misstatement, operating policies and procedures, and monitoring activities.

We intend to execute our remediation plan as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future. If we are unable to remediate this material weakness, we may not timely file our periodic reports with the SEC which will have a material adverse effect on our ability to access the capital markets and affect our ability to provide accurate financial information.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the General Partner
The following table presents certain information as of the date of this Annual Report concerning each of our directors and executive officers serving, and chosen to serve, in such capacity:

Name	Age	Position
William M. Kahane	67	Chairman of the Board of Directors and Chief Executive Officer (1)
Donald MacKinnon	50	Chief Executive Officer and President (2)
Nicholas Radesca	49	Chief Financial Officer, Secretary and Treasurer (3)
Donald R. Ramon	51	Chief Financial Officer, Secretary and Treasurer (2)
Andrew Winer	47	Chief Investment Officer (2)
David Gong	65	Lead Independent Director
Stanley R. Perla	72	Independent Director
Herbert Vederman	69	Independent Director
_____________________

(1)	Mr. Kahane resigned as chief executive officer on April 19, 2015, effective immediately following the filing of the Company's next Quarterly Report on Form 10-Q in May 2015.

(2)	Effective immediately following the filing of the Company's next Quarterly Report on Form 10-Q in May 2015.

(3)	Mr. Radesca resigned as chief financial officer, secretary and treasurer April 19, 2015, effective immediately following the filing of the Company's next Quarterly Report on Form 10-Q in May 2015.

William M. Kahane has served as chairman of the board of directors since February 2015, as chief executive officer of our Company since December 2014 and as president of our Company since November 2014. Mr. Kahane’s term as director of the Company ends at the 2015 annual meeting of stockholders and until his or her successor is duly elected and qualifies. Mr. Kahane also has served as chief executive officer of American Realty Capital Advisors V, LLC (the “Advisor”) and American Realty Capital Properties V, LLC (the “Property Manager”) since December 2014 and as president of our Advisor and our Property Manager since November 2014. From November 2014 to December 2014, Mr. Kahane served as chief operating officer, treasurer and secretary of our Company, our Advisor and our Property Manager. Mr. Kahane has served as the chief executive officer and president of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since November 2014 and was appointed as a director and as chairman of the board of directors of ARC DNAV in December 2014. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from November 2014 until December 2014. Mr. Kahane has served as chief executive officer of AR Capital Acquisition Corp. since August 2014. Mr. Kahane has served as a director of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) since its formation in December 2013 and was appointed as executive chairman in December 2014. Mr. Kahane served as chief operating officer, treasurer and secretary of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager from October 2014 until February 2015 and was appointed executive chairman of the board of directors of ARC Global in February 2015. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) in December 2014 and previously served as the chief operating officer, treasurer and secretary of ARC Global II, the ARC Global II advisor and the ARC Global II property manager from October 2014 until December 2014. Mr. Kahane was appointed a director of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) in February 2014 and was appointed as executive chairman in December 2014. Mr. Kahane previously served as the chief executive officer and president of ARC HOST from August 2013 to November 2014. Mr. Kahane has served as a director of Realty Finance Trust, Inc. (“RFT”) since November 2014 and was appointed as chairman in December 2014. Mr. Kahane has served as a director of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) Mr. Kahane was appointed as a director and as the chairman of the board of directors of American Realty Capital - Retail Centers of America II, Inc. (“ARC RCA II”) in December 2014 and has served as chief executive officer of ARC RCA II and the ARC RCA II advisor since November 2014. Mr. Kahane has served as the president of ARC RCA II and the ARC RCA II advisor since October 2014. Mr. Kahane served as chief operating officer and secretary of ARC RCA II and the ARC RCA II advisor from October 2014 to December 2014. Mr. Kahane was appointed as a director and as the executive chairman of the board of directors of American Realty Capital New York City REIT II, Inc. (“ARC NYCR II”) in January 2015. Mr. Kahane served as a director of ARCP from February 2013 to June 2014. Mr. Kahane has also served as a director of New York REIT, Inc. (“NYRT”) since its formation in October 2009 and was appointed as executive chairman in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012. Mr. Kahane served as a director of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) from its formation in August 2010 until January 2015 when ARC HT closed its merger with Ventas, Inc. Mr. Kahane previously served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their respective formations in August 2010 until March 2012. Mr. Kahane has served as a director of ARC HT II since March 2013 and served as executive chairman from December 2014 until February 2015. He also served as a director and executive officer of American Realty Capital Properties, Inc. (“ARCP”) from December 2010 until March 2012. Additionally, Mr. Kahane served as an executive officer of ARCP’s former manager from November 2010 until March 2012. Mr. Kahane has served as a director of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) since its formation in July 2010 and also served as an executive officer of ARC RCA and the ARC RCA advisor from their respective formations in July 2010 and May 2010 until March 2012, and from November 2014 to December 2014, Mr. Kahane served as chief operating officer and secretary of ARC RCA and the ARC RCA advisor. Mr. Kahane has served as the president of ARC RCA and the ARC RCA advisor since November 2014 and was appointed as the chairman of the board of directors of ARC RCA and the chief executive officer of ARC RCA and the ARC RCA advisor in December 2014. Mr. Kahane served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as an executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director of Phillips Edison - ARC Grocery Center REIT II, Inc. (“PECO II “) from August 2013 until January 2015. Mr. Kahane also has been the interested director of Business Development Corporation of American (“BDCA”) since its formation in May 2010 and BDCA II since April 2014. Until March 2012, Mr. Kahane was also chief operating officer of BDCA. Mr. Kahane served as a director of RCAP from February 2013 until December 2014, and served as chief executive officer of RCS Capital Corporation (“RCAP”) from February 2013 until September 2014. Mr. Kahane served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole DNAV”) from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. (“CCPT”) from May 2014 until February 2014.

Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., or Morgan Stanley, specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Nicholas S. Schorsch while a trustee at American Financial Realty Trust (“AFRT”), from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC (“GF Capital”), a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business. We believe that Mr. Kahane’s current and prior experience as a director and/or executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.
Donald MacKinnon will join the Company, the Advisor and the Property Manager as chief executive officer and president, effective following the filing of the Company’s next Quarterly Report on Form 10-Q in May 2015. He has served as the chief operating officer of Realty Finance Trust, Inc. ("RFT") and its advisor since January 2013, and as president of RFT and its advisor since November 2014. The parent of RFT’s sponsor is the Company’s sponsor. From May 2011 through December 2012, Mr. MacKinnon served as senior vice president and head of High Yield Portfolio Management for Cole Real Estate Investments, Inc. ("Cole") where he invested approximately $350 million in credit sensitive commercial mortgage backed securities ("CMBS") and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a managing director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as president and chief executive officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette, or DLJ. Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the Board of Directors for CRIIMI Mae, Inc. (NYSE: "CMM") from 2001 to 2003. Mr. MacKinnon graduated Summa Cum Laude from Ohio Wesleyan University and holds a B.A. in economics, as well as an M.B.A. from the Harvard Business School.
Nicholas Radesca has resigned as chief financial officer, treasurer and secretary of the Company, effective following the filing of the Company’s next Quarterly Report on Form 10-Q in May 2015. He has served as chief financial officer of our Company since January 2014 and as treasurer and secretary of our Company since December 2014. Mr. Radesca has also served as chief financial officer of our Advisor and our Property Manager since January 2014 and as treasurer and secretary of our Advisor and our Property Manager since December 2014. Mr. Radesca was appointed as chief financial officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager in January 2014, as treasurer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager in November 2014 and as secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager in December 2014. Mr. Radesca served as chief financial officer of NYRT from February 2014 until March 2014. He has served as the chief financial officer and treasurer of American Energy Capital Partners - Energy Recover Program, LP’s (“AERP”) general partner since October 2013. Mr. Radesca has served as chief financial officer and treasurer of ARC RFT and the ARC RFT advisor since January 2013 and as secretary of ARC RFT and the ARC RFT advisor since November 2014. Mr. Radesca has also served as chief financial officer and treasurer of BDCA and the BDCA advisor since February 2013. Mr. Radesca was appointed as secretary of BDCA in June 2013. Prior to joining American Realty Capital in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc., or iStar, a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has more than 20 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. Mr. Radesca holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

Donald R. Ramon will join the Company, the Advisor and the Company’s property manager as chief financial officer effective following the filing of the Company’s next Quarterly Report on Form 10-Q in May 2015. Mr. Ramon will also serve as the chief financial officer of RFT and the RFT advisor effective following the filing of the RFT's next Quarterly Report on Form 10-Q in May 2015. Prior to joining the Company and RFT, Mr. Ramon worked for CMG Mortgage, Inc. ("CMG") from June 2014 until September 2014 as chief financial officer for a real estate investment trust to be formed by CMG focused on investing in mortgage assets originated by CMG. From January 2009 until May 2014, Mr. Ramon served as chief financial officer of Invesco Mortgage Capital Inc., a real estate investment trust focused on residential and commercial mortgage-backed securities and mortgage loans. Mr. Ramon has more than 25 years of experience in financial services, real estate finance accounting and operations. Mr. Ramon holds a Bachelor of Arts from the University of South Florida and is a licensed certified public accountant.
Andrew Winer will join the Company, the Advisor and the Property Manager as the chief investment officer effective following the filing of the Company’s next Quarterly Report on Form 10-Q in May 2015. He has served as the chief investment officer of RFT and its advisor since their formation in November 2012. Mr. Winer has also served as the chief investment officer of American Realty Capital Global Trust, Inc. ("ARC Global") since May 2012. Mr. Winer joined AR Capital in January 2012 and advises all of AR Capital’s sponsored programs in connection with debt capital markets. He is involved in arranging corporate lines of credit and designing loan facilities for those companies. From April 2000 to January 2012, Mr. Winer worked at Credit Suisse where he held multiple positions. From January 2011 to December 2011, Mr. Winer was a director of CMBS business and headed the capital desk where he was responsible for pricing and hedging of loan production. From January 2009 to December 2010, Mr. Winer was a director of asset management where he was responsible for winding down, working out and disposing of mortgage, mezzanine and warehouse commercial real estate positions. From 2006 to December 2008, Mr. Winer was a director of global commercial real estate business where he originated, closed and syndicated loan transactions. In that position, he created and managed warehouse lines and also worked with CMBS new issuance business. From 2004 to 2005, Mr. Winer was a director working with new issuances and syndication of CMBS. In that position, Mr. Winer also was responsible for mortgage loan and mezzanine loan pricing, hedging and distribution. From 2000 to 2004, Mr. Winer was a vice president in fixed-income structured product sales. From January 1999 to December 1999, Mr. Winer worked at Global Asset Capital, an intellectual property securitization firm. From August 1993 to November 1998, Mr. Winer was employed at DLJ where he focused on bond structuring, loan origination, securitization deal management, CMBS trading, loan pricing and hedging and new business. Mr. Winer started his career in Arthur Andersen’s Structured Products Group and worked there from August 1991 to August 1993. During his time at DLJ, Mr. Winer was awarded ‘‘VP of the Year’’ in 1995 and, while at Credit Suisse, he was awarded ‘‘Top 50’’ in 2010. Mr. Winer received both a B.S. in business administration and a Master’s in accounting from the University of Michigan.
David Gong has served as the lead independent director of our Company since January 2013. He has served as lead independent director of ARC RCA since February 2011. Mr. Gong’s term as director of the Company ends at the 2015 annual meeting of stockholders and until his or her successor is duly elected and qualifies. Mr. Gong served as an independent director of ARCT III from January 2011 until the close of its merger with ARCP in February 2013, as an independent director of ARC HT II from March 2013 until February 2015 and as an independent director of ARCP from July 2011 until October 2012. Mr. Gong has also served as independent director of NYCR II since February 2015. Mr. Gong has over 25 years of experience in global asset management. Mr. Gong has served as a director of Helios Capital LLC’s Helios Strategic Fund since its inception in January 2005. From August 2004 to February 2005, Mr. Gong served as a consultant to AFRT. During such time, he sourced and structured, from a tax and legal perspective, potential bank branch acquisitions in Asia. From August 2002 to July 2004, Mr. Gong served as the managing director of Ankar Capital Management, a New York based investment advisory firm. While at Ankar, Mr. Gong managed the firm’s private equity group in the Singapore office. From February 1990 to January 2001, Mr. Gong served as a senior partner and international portfolio manager at Ardsley Partners, also a New York based investment advisory firm, where he managed several emerging market hedge funds, including the Ardsley Pacific Fund. From September 1981 to January 1990, Mr. Gong served as an equity portfolio manager at T. Rowe Price where he also assisted in the establishment of the firm’s Hong Kong office. He previously served as a director of Alliance Capital Management, LLC’s Turkish Growth Fund from October 1993 to December 2000 and India Liberalization Fund from December 1993 to December 2003. Mr. Gong received a B.A. from the University of California, Berkeley, a J.D. from the University of California, Davis where he earned Order of the Coif honors and an M.B.A. from Stanford University’s Graduate School of Business. We believe that Mr. Gong’s current experience as an independent director of ARC HT II, NYCR II and ARC RCA, his prior experience as an independent director of ARCT III and ARCP, his extensive experience in global asset management, his experience in sourcing and structuring potential bank branch acquisitions in Asia for AFRT, and his educational background, make him well qualified to serve as a member of our board of directors.

Stanley R. Perla has served as an independent director of our Company since April 2013. Mr. Perla’s term as director of the Company ends at the 2015 annual meeting of stockholders and until his or her successor is duly elected and qualifies. He has served as an independent director of ARC Global II since August 2014. Mr. Perla has served as an independent director of ARC HOST since January 2014 and in December 2014, he was appointed as lead independent director of ARC HOST. Mr. Perla has served as a trustee of American Real Estate Income Fund since May 2012. Mr. Perla served as an independent director of ARC DNAV from March 2012 until April 2013. Mr. Perla, a licensed certified public accountant, was with the firm of Ernst & Young LLP for 35 years, from September 1967 to June 2003, the last 25 of which he was a partner. From July 2003 to May 2008, he was the director of Internal Audit for Vornado Realty Trust and from June 2008 to May 2011, he was the managing partner of Cornerstone Accounting Group, a public accounting firm specializing in the real estate industry and a consultant to them from June 2011 to March 2012. Since May 2012, Mr. Perla has provided consulting services to Friedman LLP, a public accounting firm. His area of expertise for the past 40 years has been real estate and he was also responsible for the auditing of public and private companies. Mr. Perla served as Ernst & Young’s national director of real estate accounting, as well as on Ernst & Young’s national accounting and auditing committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. In addition, Mr. Perla has been a frequent speaker on real estate accounting issues at numerous real estate conferences. Mr. Perla has served as a member of the board of directors and the chair of the audit committee of Madison Harbor Balanced Strategies, Inc. since January 2004 and GTJ REIT, Inc. since January 2013. Mr. Perla previously served as a director and chair of the audit committee for American Mortgage Acceptance Company from January 2004 to April 2010 and Lexington Realty Trust from August 2003 to November 2006. Mr. Perla earned an M.B.A. in Taxation and a B.B.A. in Accounting from Baruch College. We believe that Mr. Perla’s extensive experience as partner at Ernst & Young LLP, as the director of Internal Audit at Vornado Realty Trust, as a managing partner of Cornerstone Accounting Group, his experience as an independent director of ARC Global II, ARC HOST and American Real Estate Income Fund and his over 40 years of experience in real estate, make him well qualified to serve as a member of our board of directors.
Herbert Vederman was appointed as an independent director of our Company in March 2015. Mr. Vederman’s term as director of the Company ends at the 2015 annual meeting of stockholders and until his or her successor is duly elected and qualifies. Mr. Vederman has also served as an independent director of ARC RCA II since March 2015. Mr. Vederman most recently served as senior consultant in the government and public affairs group of law firm Stradley Ronon Stevens & Young, LLP, from September 2004 until June 2014. Previously he served as a director of the Pennsylvania Economic Development Finance Authority from June 2004 to September 2012 and as a director of the Philadelphia Regional Port Authority from April 2004 to September 2011. Mr. Vederman also served as deputy mayor for economic development for the city of Philadelphia, Pennsylvania from January 1992 through January 2000. Mr. Vederman has served as a director of Rodman Properties, Inc., a developer, manager and owner of multi-family units throughout the United States, since March 1991. Mr. Vederman has also assisted in directing investment activities at his family’s investment office, which has made early stage investments in retail companies such as David’s Bridal Inc. and Five Below, Inc., since March 1991. Mr. Vederman served in various capacities, including as executive vice president and as a member of the executive board of directors, of Charming Shoppes, Inc. and its brand Fashion Bug from June 1968 through March 1988. Mr. Vederman served as adjunct professor of government and political science at Drexel University from April 2005 through June 2005 and from August 2004 through December 2004. Mr. Vederman also served as a trustee of the Drexel University College of Medicine from June 2003 to August 2011 and as a trustee of American University from September 1988 to May 1999. Mr. Vederman holds a Bachelor of Arts Degree from Long Island University. We believe that Mr. Vederman’s over 20 years of experience in the real estate industry and in the retail industry makes him well qualified to serve on our board of directors.
Code of Business Conduct and Ethics
The board of directors adopted a Code of Ethics effective as of March 22, 2013 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.
In connection with listing of the common stock of the Company on a national securities exchange (the “Listing”),the board of directors adopted an amended Code of Ethics that will become effective upon the Listing, which will be applicable to directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics will cover topics including, but not limited to, conflicts of interest, corporate opportunities, protection and proper use of the Company’s assets, fair dealing, compliance with laws and insider trading, procedures for reporting illegal or unethical behavior, public disclosure and payments to government personnel.

You may obtain a copy of the current Code of Ethics by writing to our secretary at: American Realty Capital Trust V, Inc., 405 Park Avenue, 14th Floor, New York, New York 10022, Attention: Nicholas Radesca. The Code of Ethics is also publicly available on our website at http://www.arct-5.com/wp-content/uploads/2013/10/ARCTVCodeofethics.pdf. The Code of Ethics may be amended or modified by the board of directors, after receiving appropriate recommendation from any relevant committee, as appropriate. Only the board of directors or a committee of the board of directors with specific delegated authority may grant waivers of our Code of Ethics. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Audit Committee
The board of directors established an audit committee in March 2013. The charter of the audit committee is available to any stockholder who requests it c/o American Realty Capital Trust V, Inc., 405 Park Avenue, 14th Floor, New York, NY 10022. Our audit committee consists of Messrs. Gong, Perla and Vederman, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules. The board of directors has determined that Mr. Gong is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC and is an independent director.
The audit committee, in performing its duties, monitors:

•	our financial reporting process;

•	the integrity of our financial statements;

•	compliance with legal and regulatory requirements;

•	the independence and qualifications of our independent and internal auditors, as applicable; and

•	the performance of our independent and internal auditors, as applicable.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the common stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the company are also required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file. Based solely on the company’s review of the copies of such forms received by it with respect to the year ended December 31, 2014, all reports were filed on a timely basis, with the exceptions noted below .
Each of Messrs. Kahane and Burns filed one late report. Mr. Kahane filed a late report on Form 3 that was due in connection with his appointment as an officer of the Company. Mr. Burns filed a late report on Form 4 that was due in connection with his forfeiture of restricted stock upon resignation from the board of directors.
Item 11. Executive Compensation.
Compensation of Executive Officers
We currently have no direct employees. Our Advisor performs our day-to-day management functions. Our current executive officers, William M. Kahane and Nicholas Radesca, are all employees of the Advisor and do not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. Additionally, Nicholas S. Schorsch, Peter M. Budko and Edward M. Weil, Jr., each of whom served as executive officers during the fiscal year ended December 31, 2014, were also employees of the Advisor and did not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. We neither compensate our executive officers nor reimburse our Advisor for any compensation paid to individuals who also serve as our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Annual Report a “Compensation Discussion and Analysis,” a report from our compensation committee with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives or a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to the Advisor and its affiliates.

Compensation of Directors
The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2014:

Name	Fees Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
William M. Kahane (1)	$—	$—	$—	$—	$—	$—	$—
David Gong (2)	$88,250	$30,000	$—	$—	$—	$—	$118,250
Stanley R. Perla (3)	$60,750	$30,000	$—	$—	$—	$—	$90,750
Robert H. Burns (4)	$50,250	$—	$—	$—	$—	$—	$50,250
Herbert Vederman (5)	$—	$—	$—	$—	$—	$—	$—
Nicholas S. Schorsch (6)	$—	$—	$—	$—	$—	$—	$—
Edward M. Weil, Jr. (7)	$—	$—	$—	$—	$—	$—	$—
_____________________

(1)	Mr. Kahane, the chief executive officer, president and the chairman of the board of directors of the Company, received no compensation for serving as a director.

(2)
Mr. Gong earned fees in the amount of $128,500 for services as a director, including fees earned for being the lead independent director and the audit committee chair person, during the fiscal year ended December 31, 2014. The payment of $88,250 represents $72,500 and $15,750 for services rendered during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception), respectively.

(3)
Mr. Perla earned fees in the amount of $73,500 for services as a director during the fiscal year ended December 31, 2014. The payment of $60,750 represents $45,000 and $15,750 for services rendered during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception), respectively.

(4)
Mr. Burns resigned as a director on September 12, 2014. Mr. Burns earned fees in the amount of $34,500 for services as a director during the fiscal year ended December 31, 2014. The payment of $50,250 represents $34,500 and $15,750 for services rendered during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception), respectively.

(5)	Mr. Vederman was appointed to the board of directors in March 2015. As a result, he did not earn any fees for services as a director during the fiscal year ended December 31, 2014.

(6)
Mr. Schorsch, previously the chief executive officer and chairman of the board of directors of the Company, received no compensation for serving as a director. Mr. Schorsch resigned as chairman of the board of directors on December 29, 2014.

(7)
Mr. Weil, previously the president, chief operating officer, treasurer, secretary and director of the Company, received no compensation for serving as a director. Mr. Weil resigned as director on September 12, 2014.

We pay to each of our independent directors the fees described in the table below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director also is our employee or an employee of our Advisor or any of their affiliates, we do not pay compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash	Restricted Shares
Independent Directors
Additional yearly retainer of $55,000 for the lead independent director and $30,000 for each independent director; $2,000 for all meetings personally attended by the directors ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting attended via telephone; $750 per transaction reviewed and voted upon via electronic board meeting up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting.(1)(2)

We also will pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company, in the following amounts.

$2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours, or

$5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.

In either of the above cases, we will reimburse, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attendance at such external seminar, conference, panel, forum or other industry-related event. An independent director cannot be paid or reimbursed for attendance at a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.

Pursuant to our restricted share plan adopted in March 2013, each independent director will receive an automatic grant of 1,333 restricted shares on the date of each annual stockholders’ meeting. Each independent director is also granted 1,333 restricted shares of common stock on the date of initial election to the board. The restricted shares vest over a five year period following the grant date in increments of 20% per annum.

_____________________

(1)
If there is a board of directors meeting and one or more committee meetings in one day, the director’s fees shall not exceed $2,500 ($3,000 for the chairperson of the audit committee if there is a meeting of such committee).

(2)	An independent director who is also an audit committee chairperson will receive an additional $500 for personal attendance of all audit committee meetings.
Share-Based Compensation
Restricted Share Plan
In March 2013, the board of directors adopted an employee and director incentive restricted share plan ("RSP") to:

•	furnish incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

•	encourage selected persons to accept or continue employment with our advisor and its affiliates; and

•	increase the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our shares of common stock.
The RSP provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the board of directors or the stockholders on the date of each annual stockholders’ meeting. Restricted shares issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provides services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us.

The total number of shares of common stock that may be issued under the RSP will not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. There were 4,799 unvested shares outstanding under the RSP at December 31, 2014.
On April 29, 2015, the board of directors adopted an amended and restated incentive restricted share plan (the “A&R RSP”) that replaces in its entirety the RSP. The A&R RSP amends the terms of the RSP as follows:

•	it increases the number of shares of common stock, available for awards thereunder to 10% of our outstanding shares on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to our independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of April 30, 2015, the following table sets forth the beneficial ownership of our Common Stock that are owned by:

•
each person known by the Company to be the beneficial owner of more than 5.0% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•
Nicholas S. Schorsch, the Company’s former chief executive officer and chairman of the board of directors and Edward M. Weil, Jr., the Company’s former president, chief operating officer, treasurer, secretary and director, each as a named executive officer;

•	each of the Company’s current executive officers and current directors; and

•	all of the Company’s current executive officers and current directors as a group.

Benficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
American Realty Capital Trust V Special Limited Partner, LLC (2)	8,888		*
Nicholas S. Schorsch (2) (3)	—		*
William M. Kahane (2)	—		*
Edward M. Weil, Jr. (4)	—		*
Nicholas Radesca (5)	—		*
David Gong	2,666	(6)	*
Stanley R. Perla	3,333	(7)	*
Herbert Vederman	1,276	(8)	*
All current directors and current executive officers as a group (5 persons)	16,163	(9)	—%
_______________________________________

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)	American Realty Capital Trust V Special Limited Partner, LLC is controlled by our Sponsor, AR Capital, LLC, which is directly or indirectly controlled by Nicholas S. Schorsch and William M. Kahane.

(3)	Mr. Schorsch served as the Company’s chief executive officer until December 29, 2014 and as the chairman of the Company’s board of directors until February 11, 2015.

(4)	Mr. Weil served as director of the Company until September 12, 2014 and as the Company’s president, chief operating officer, treasurer and secretary until November 13, 2014.

(5)	Mr. Radesca has resigned as our chief financial officer, secretary and treasurer effective after the filing of our next Quarterly Report on Form 10-Q in May 2015.

(6)	Includes 2,133 unvested restricted shares held by Mr. Gong which vest annually over a five-year period in equal installments beginning on the first anniversary of the date of grant.

(7)	Includes 2,133 unvested restricted shares held by Mr. Perla which vest annually over a five-year period in equal installments beginning on the first anniversary of the date of grant.

(8)	Includes 1,277 unvested restricted shares held by Mr. Vederman which vest annually over a five-year period in equal installments beginning on the first anniversary of the date of grant.

(9)	Includes 8,888 shares held by American Realty Capital Trust V Special Limited Partner, LLC. See footnote 2 above.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Dealer Manager
The Dealer Manager and its affiliates provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) during the period the service was provided.
Nicholas S. Schorsch, formerly our chief executive officer and chairman of our board of directors, and William M. Kahane, our chief executive officer, president and chairman of our board of directors, together indirectly own a majority of the ownership and voting interests of the public parent company that owns our Dealer Manager. Edward M. Weil, Jr., formerly our president, chief operating officer and secretary, serves as chairman of our Dealer Manager.

The public parent company of our Dealer Manager is under common control with our Sponsor and our Property Manager and Advisor are owned directly or indirectly by our Sponsor. Our Sponsor is owned by officers and/or directors of the Company as follows: Nicholas S. Schorsch, formerly our chief executive officer and chairman of our board of directors, and William M. Kahane, our chief executive officer, president and chairman of our board of directors, own a controlling interest in our Sponsor and Edward M. Weil, Jr. formerly our president, chief operating officer, treasurer, secretary and director, owns a non-controlling interest in our Sponsor.
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $3.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss).
In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.1 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2014, the Company paid $1.5 million pursuant to this agreement, of which $0.4 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of December 31, 2014.
The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss) and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2014.
Fees and Participations Incurred in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each property acquired and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for any services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each property acquired or 0.5% of the amount advanced for each loan or other investment. Additionally, the Company pays third-party acquisition expenses. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the end of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. As of December 31, 2014, the total of all acquisition fees, acquisition expenses and any financing coordination fees did not exceed the 4.5% threshold. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price for all the assets acquired. As of December 31, 2014, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. Total acquisition fees and related cost reimbursements incurred for the fiscal year ended December 31, 2014 were $10.6 million.
Pursuant to the Second Amended and Restated Advisory Agreement, which goes into effect if stockholders approve the charter amendments proposed in the Proxy Statement that will be filed in connection with the 2015 Annual Meeting of Stockholders, the acquisition fee will no longer be earned 180 days after the Listing.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing or assumed debt, subject to certain limitations. Total financing coordination fees incurred for the fiscal year ended December 31, 2014 were $5.7 million.

Pursuant to the Second Amended and Restated Advisory Agreement, which goes into effect if stockholders approve the charter amendments proposed in the Proxy Statement that will be filed in connection with the 2015 Annual Meeting of Stockholders, the financing coordination fee will no longer be earned 180 days after the Listing.
Through the quarter ended March 31, 2015, in connection with the asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units which are intended to be profit interests, and will vest and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, beginning with the NAV Pricing Date, to Estimated Per-Share NAV. As of December 31, 2014, in aggregate, the Company's board of directors had approved the issuance of 703,796 Class B Units to the Advisor in connection with this arrangement. As of December 31, 2014, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the year ended December 31, 2014. As of April 30, 2015, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with this arrangement. As of April 30, 2015, the Company could not determine the probability of achieving the performance condition.
The Advisor receives distributions on its vested and unvested Class B Units at the same rate as distributions received on the Company's common stock; such distributions are in addition to the incentive fees and participations the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable.
For any period commencing on or after April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an asset management fee equal to 0.75% per annum of the lower of (i) aggregate purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excluding acquisition fees, associated with the Company’s real estate assets and (ii) fair value. The asset management fee is payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company does not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, impairments, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management subordinated deferred participation; however, the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company does not reimburse the Advisor for salaries and benefits to its executive officers.

Pursuant to the Second Amended and Restated Advisory Agreement, which goes into effect if stockholders approve the charter amendments proposed in the Proxy Statement that will be filed in connection with the 2015 Annual Meeting of Stockholders, the Advisor will be paid a variable management fee and a base management fee. The variable management fee is payable quarterly in arrears, in an amount equal to (i) the product of (A) the adjusted outstanding shares for the calendar quarter multiplied by (B) 15% multiplied by (C) the excess of Core Earnings Per Adjusted Share for the previous 3-month period over $0.375, plus (ii) the product of (X) the adjusted outstanding shares for the calendar quarter multiplied by (Y) 10% multiplied by (Z) the excess of Core Earnings Per Adjusted Share for the previous 3-month period over $0.50.
Core Earnings shall be defined as, for the applicable period, GAAP net income (loss) excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses.
Base management fee will be equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the listing.
Fees and Participations Incurred in Connection with Liquidation or Listing
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the fiscal year ended December 31, 2014.
The Company pays the Advisor a brokerage commission on the sale of property of 2.0% of the contract sale price of the property, but not to exceed 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the fiscal year ended December 31, 2014.
If the Company is not listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return, and the Special Limited Partner will not be entitled to the subordinated participation in net sales proceeds unless the Company's investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the fiscal year ended December 31, 2014.
In connection with the Listing, the Company, as the general partner of the OP, will cause the OP to issue a note (the “Listing Note”) to the special limited partner of the OP to evidence the OP’s obligation to distribute to the special limited partner an aggregate amount (the “Listing Amount”) equal to 15% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total raised in our IPO and under the DRIP prior to the Listing (“Gross Proceeds”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of Common Stock in our IPO and under the DRIP, would have provided those stockholders a 6% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

The “market value” used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount.

The Special Limited Partner will have the right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the special limited partner has the right, but not the obligation, to convert the entire special limited partner interest into units of limited partnership interest in the OP (“OP Units”). OP Units are convertible into shares of the Company’s common stock in accordance with the terms governing conversion of OP Units into shares of common stock and contained in the agreement of limited partnership of the OP, which will be amended and restated at Listing. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
New Advisory Agreement
On April 29, 2015, the independent directors of the board unanimously approved certain amendments to the amended and restated advisory agreement. The Second Amended and Restated Advisory Agreement will take effect only upon approval by the Company’s stockholders of certain changes to the Company’s Articles of Amendment and Restatement (“Stockholder Approval”), and, which, among other things, provides that:

(i)
the annual subordinated performance fee will be changed from an annual fee equal to 15% of the total return to stockholders in excess of 6% per annum to a quarterly fee, payable in arrears, equal to (x) 15% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share;

(ii)
Core Earnings means, for the applicable period, GAAP net income (loss) excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses;

(iii)
the acquisition fee and financing coordination fee will terminate 180 days after Stockholder Approval (the “Fee Termination Date”), except for acquisition fees with respect to properties under contract, letter of intent, or under negotiation as of the Fee Termination Date;

(iv)	a base management fee equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the Listing, will be added;

(v)	all fees accrued and expenses incurred shall be paid quarterly in arrears; and

(vi)
the initial term of the Second Amended and Restated Advisory Agreement, commencing upon Stockholder Approval, will be 20 years, and automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.

Affiliated Transactions Best Practices Policy
In March 2011, our Dealer Manager adopted best practices guidelines related to affiliated transactions applicable to all the issuers whose securities are sold on its platform (which includes the Company) that requires that each such issuer adopt guidelines that, except under limited circumstances, (i) restrict such issuer from entering into co-investment or other business transactions with another investment program sponsored by the American Realty Capital group of companies and (ii) restrict sponsors of investment programs from entering into co-investment or other business transactions with their sponsored issuers.

Accordingly, on January 28, 2013, all of the members of the board of directors voted to approve the Company’s affiliated transaction best practices policy incorporating the Dealer Manager’s best practices guidelines, pursuant to which we may not enter into any co-investments or any other business transaction with, or provide funding or make loans to, directly or indirectly, any investment program or other entity sponsored by the American Realty Capital group of companies or otherwise controlled or sponsored, or in which ownership (other than certain minority interests) is held, directly or indirectly, by Nicholas Schorsch and/or William Kahane, that is a non-traded REIT or private investment vehicle in which ownership interests are offered through securities broker-dealers in a public or private offering, except that we may enter into a joint investment with a Delaware statutory trust (a “DST”) or a group of unaffiliated tenant in common owners (“TICs”) in connection with a private retail securities offering by a DST or to TICs, provided that such investments are in the form of pari passu equity investments, are fully and promptly disclosed to the stockholders of the Company and will be fully documented among the parties with all the rights, duties and obligations assumed by the parties as are normally attendant to such an equity investment, and that the Company retains a controlling interest in the underlying investment, the transaction is approved by the independent directors of the board of directors after due and documented deliberation, including deliberation of any conflicts of interest, and such co-investment is deemed fair, both financially and otherwise. In the case of such co-investment, the Advisor will be permitted to charge fees at no more than the rate corresponding to the Company’s percentage co-investment and in line with the fees ordinarily attendant to such transaction. At any one time, our investment in such co-investments will not exceed 10% of the value of our portfolio.
Receipt of Fees and Other Compensation by Our Sponsor and its Affiliates
Our Sponsor and its affiliates receive fees from us, which could be substantial and have not been negotiated at arm’s-length. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Sponsor, some of whom also serve as our executive officers and directors and the key real estate professionals of our Sponsor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•
public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle the advisor to increased acquisition fees and potentially increase the asset management subordinated participation interest assuming the triggers are satisfied;

•
sales of properties and other investments to third parties, which entitle our Advisor and the Special Limited Partner, respectively, to disposition fees and a possible subordinated participation in net sales proceeds;

•	acquisitions of properties and other investments and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;

•
acquisitions of properties and other investments that in some cases may originate from other programs sponsored directly or indirectly by our Sponsor, which may entitle affiliates of our Sponsor to disposition fees and possible subordinated incentive fees and distributions in connection with their services for the seller;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings will generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor assuming the triggers are satisfied;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive distribution; and

•	whether and when we seek to sell the Company or its assets, which sale could entitle the Special Limited Partner to a subordinated participation in net sales proceeds.
The fees our Advisor and its affiliates receive in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions, and our Advisor may have an incentive to cause us to incur a high level of leverage. In addition, because the fees are based on the cost of the investment, it may create an incentive for our Advisor to recommend that we purchase assets with more debt and at higher prices.
From time to time, subject to the approval of a majority of our independent directors, we may engage one or more entities under common control with our Sponsor or our Advisor to provide services not provided under existing agreements described in this Annual Report on Form 10-K. Such engagements will be at terms no less favorable to us than could be obtained from an unaffiliated third party for comparable services, and may result in the payment of fees or reimbursement of expenses by us to such entities not described in this Annual Report on Form 10-K. Services provided by such entities to prior programs of our Sponsor have included strategic advisory services from the investment banking division of our Dealer Manager related to certain portfolio acquisitions and liquidity events, and included payment of a transaction fee based upon a certain percentage of the value of such transaction upon the consummation of the respective transaction.

Director Independence
Under our organizational documents, we must have at least three but not more than ten directors. Our charter currently fixes the number of directors at three. A majority of these directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director. An “independent director” is defined under our charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with our Sponsor or Advisor. A director is deemed to be associated with our Sponsor or Advisor if he or she: (a) owns an interest in our Sponsor, Advisor or any of their affiliates; (b) is employed by our Sponsor, Advisor or any of their affiliates; (c) is an officer or director of the Sponsor, Advisor or any of their affiliates; (d) performs services, other than as a director, for us; (e) is a director for more than three REITs organized by our Sponsor or advised by our Advisor; or (f) has any material business or professional relationship with our Sponsor, Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from our Sponsor and our Advisor and affiliates exceeds 5% of the director’s (i) annual gross revenue, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with our Sponsor, Advisor, any of their affiliates or us.
The board of directors has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the listing standards of the New York Stock Exchange (“NYSE”) in anticipation of our shares being listed on NYSE. Based upon information solicited from each nominee, the board of directors has affirmatively determined that David Gong, Stanley R. Perla and Herbert Vederman have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of the NYSE’s director independence standards and audit committee independence standards, as currently in effect. Our board of directors has determined that each of the three independent directors satisfy the elements of independence set forth in listing standards of the NYSE. There are no familial relationships between any of our directors and executive officers.
Item 14. Principal Accounting Fees and Services.
Independent Registered Accounting Firm
We have selected and appointed KPMG, LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended 2014. KPMG has audited our consolidated financial statements for the most recent fiscal year ended December 31, 2014. KPMG was selected and appointed as our independent registered public accounting firm on February 23, 2015.
For the period from January 22, 2013 (date of inception) to January 22, 2015, Grant Thornton had served as our independent registered public accounting firm.
Fees
No fees for professional services rendered by KPMG were incurred during the year ended December 31, 2014 because we did not engage KPMG until February 2015.
Audit Fees
Audit fees billed by KPMG were $1,550,000 for the year ended December 31, 2014. The fees were for professional services rendered for the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2014.
Audit Related Fees
There were no audit related fees billed by KPMG for the year ended December 31, 2014.
Tax Fees
There were no tax fees billed by KPMG for the years ended December 31, 2014.
All Other Fees
There were no other fees billed by KPMG for the years ended December 31, 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-27 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.1 (1)	Articles of Amendment and Restatement
3.2 *	Third Amended and Restated Bylaws
3.3 (1)	Articles of Amendment, dated April 10, 2013
3.4 (1)	Articles of Amendment, dated April 14, 2013
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 4, 2013
4.2 (8)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of December 31, 2013
4.3 *	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 15, 2015
4.4 *	Third Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 29, 2015
10.1 (1)	Amended and Restated Subscription Escrow Agreement, dated as of May 7, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 (6)	Amended and Restated Advisory Agreement, dated as of June 5, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Advisors V, LLC
10.3 (1)	Property Management and Leasing Agreement, dated as of April 4, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Properties V, LLC
10.4 *	Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company
10.5 (1)	Valuation Services Agreement between the Company and Duff & Phelps, LLC, dated April 4, 2013
10.6 (1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company

Exhibit No.	Description
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

10.11 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and First City South, LLC
10.12 (7)	Agreement for Purchase and Sale of Immovable Property by and between AR Capital, LLC and AZO Cut Off, LLC
10.13 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC, Sullivan DG, L.L.C. and Plank DG, L.L.C.
10.14 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and AMIGOS 3, LLC
10.15 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Lucinda Rae Marino, 1975-Survivors Trust (Van Leer) and 1975-Marital Trust (Bainbridge)
10.16 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and Midwest V
10.17 (7)	Agreement for Purchase and Sale of Real Property by and between AR Capital, LLC and The Overland Group
10.18 (5)	Credit Agreement, dated as of September 23, 2013, among American Realty Capital Operating Partnership V, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.19 (8)†	First Amendment to Credit Agreement, dated as of November 22, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.20 (8)†	Second Amendment to Credit Agreement, dated as of December 19, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.21 (9)	Third Amendment to Credit Agreement, dated as of February 11, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.22 (9)	Fourth Amendment to Credit Agreement, dated as of March 12, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.23 (10)	Fifth Amendment to Credit Agreement, dated as of June 6, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.24 *
Indemnification Agreement by and among the Company, Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

10.25 *
First Amendment to the Amended and Restated Advisory Agreement, dated as of April 15, 2015 by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Advisors V, LLC

10.26 *	First Amendment to the Distribution Reinvestment Plan of the Company, dated as of April 15, 2015
10.27 *	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc.
10.28 *	Second Amended and Restated Advisory Agreement, dated as of April 29, 2015 by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Advisors V, LLC
10.29 *	Indemnification Agreement by and between the Company and Herbert Vederman, dated May 14, 2015
14.1 (1)	Code of Ethics
16.1 (11)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
23.1 *	Consent of KPMG LLP
23.2 *	Consent of Grant Thornton LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Form of Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on May 13, 2013.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 filed with the SEC on March 6, 2013.

(3)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on October 29, 2013.

(4)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on November 13, 2013.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 14, 2013.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on July 17, 2013.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 31, 2014.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2015.

AMERICAN REALTY CAPITAL TRUST V, INC.
By:	/s/ WILLIAM M. KAHANE
WILLIAM M. KAHANE
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 15, 2015
William M. Kahane

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 15, 2015
Nicholas Radesca

/s/ David Gong	Lead Independent Director	May 15, 2015
David Gong

/s/ Stanley Perla	Independent Director	May 15, 2015
Stanley Perla

/s/ Herbert Vederman	Independent Director	May 15, 2015
Herbert Vederman

AMERICAN REALTY CAPITAL TRUST V, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-5

Consolidated Statement of Changes in Stockholders' Equity for the Year Ended December 31, 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
American Realty Capital Trust V, Inc.:
We have audited the accompanying consolidated balance sheets of American Realty Capital Trust V, Inc. and subsidiaries (the Company) as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust V, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina
May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Trust V, Inc.
We have audited the accompanying consolidated balance sheet of American Realty Capital Trust V, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from January 22, 2013 (date of inception) to December 31, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust V, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from January 22, 2013 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 7, 2014

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$358,278	$147,899
Buildings, fixtures and improvements	1,540,821	868,700
Acquired intangible lease assets	319,028	130,473
Total real estate investments, at cost	2,218,127	1,147,072
Less: accumulated depreciation and amortization	(110,875)	(14,947)
Total real estate investments, net	2,107,252	1,132,125
Cash and cash equivalents	74,760	101,176
Investment securities, at fair value	18,991	58,566
Deposits for real estate acquisitions	—	33,035
Prepaid expenses and other assets	14,104	14,584
Deferred costs, net	13,923	7,889
Total assets	$2,229,030	$1,347,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$470,079	$8,830
Mortgage premiums, net	22,100	334
Credit facility	423,000	—
Below-market lease liabilities, net	19,473	909
Accounts payable and accrued expenses	12,799	15,447
Deferred rent and other liabilities	7,238	1,216
Distributions payable	9,176	8,825
Total liabilities	963,865	35,561
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 65,257,954 and 62,985,937 shares issued and outstanding as of December 31, 2014 and 2013, respectively	653	630
Additional paid-in capital	1,437,147	1,383,066
Accumulated other comprehensive income (loss)	463	(6,981)
Accumulated deficit	(173,098)	(64,901)
Total stockholders' equity	1,265,165	1,311,814
Total liabilities and stockholders' equity	$2,229,030	$1,347,375

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013

Revenues:
Rental income	$146,139	$21,892
Operating expense reimbursements	12,241	2,397
Total revenues	158,380	24,289

Operating expenses:
Property operating	13,492	2,794
Acquisition and transaction related	22,595	26,934
General and administrative	6,011	2,430
Depreciation and amortization	93,379	14,947
Total operating expenses	135,477	47,105
Operating income (loss)	22,903	(22,816)
Other (expense) income:
Interest expense	(27,665)	(485)
Income from investment securities	2,279	2,272
Gain on sale of investment securities, net	297	125
Other income	189	107
Total other (expense) income, net	(24,900)	2,019
Net loss	$(1,997)	$(20,797)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities	7,444	(6,981)
Comprehensive income (loss)	$5,447	$(27,778)

Basic and diluted weighted-average shares outstanding	64,333,260	28,954,769
Basic and diluted net loss per share	$(0.03)	$(0.72)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, January 22, 2013	—	$—	$—	$—	$—	$—
Issuances of common stock	62,124,433	621	1,536,670	—	—	1,537,291
Common stock offering costs, commissions and dealer manager fees	—	—	(173,959)	—	—	(173,959)
Common stock issued through distribution reinvestment plan	860,139	9	20,420	—	—	20,429
Common stock repurchases	(8,082)	—	(202)	—	—	(202)
Share-based compensation	9,447	—	137	—	—	137
Distributions declared	—	—	—	—	(44,104)	(44,104)
Net loss	—	—	—	—	(20,797)	(20,797)
Other comprehensive loss	—	—	—	(6,981)	—	(6,981)
Balance, December 31, 2013	62,985,937	630	1,383,066	(6,981)	(64,901)	1,311,814
Changes in offering costs	—	—	201	—	—	201
Common stock issued through distribution reinvestment plan	2,566,242	26	60,951	—	—	60,977
Common stock repurchases	(295,825)	(3)	(7,092)	—	—	(7,095)
Share-based compensation, net of forfeitures	1,600	—	21	—	—	21
Distributions declared	—	—	—	—	(106,200)	(106,200)
Net loss	—	—	—	—	(1,997)	(1,997)
Other comprehensive income	—	—	—	7,444	—	7,444
Balance, December 31, 2014	65,257,954	$653	$1,437,147	$463	$(173,098)	$1,265,165

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(1,997)	$(20,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	62,571	12,077
Amortization of in-place lease assets	30,808	2,870
Amortization of deferred financing costs	4,588	291
Amortization of mortgage premiums	(6,096)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	1,421	(22)
Share-based compensation	21	137
Gain on sale of investment securities, net	(297)	(125)
Changes in assets and liabilities:
Prepaid expenses and other assets	353	(14,457)
Accounts payable and accrued expenses	2,417	5,193
Deferred rent and other liabilities	6,022	1,216
Net cash provided by (used in) operating activities	99,811	(13,617)
Cash flows from investing activities:
Investments in real estate and other assets	(538,130)	(1,127,075)
Deposits for real estate acquisitions	—	(33,035)
Proceeds from the sale of investment securities	47,316	51,160
Payments for purchase of investment securities	—	(116,582)
Net cash used in investing activities	(490,814)	(1,225,532)
Cash flows from financing activities:
Payments of mortgage notes payable	(989)	—
Proceeds from credit facility	423,000	—
Payments of deferred financing costs	(10,622)	(8,180)
Proceeds from issuances of common stock	127	1,537,164
Payments of offering costs and fees related to stock issuances, net	(37)	(173,721)
Common stock repurchases	(2,020)	(88)
Distributions paid	(44,872)	(14,850)
Net cash provided by financing activities	364,587	1,340,325
Net change in cash and cash equivalents	(26,416)	101,176
Cash and cash equivalents, beginning of period	101,176	—
Cash and cash equivalents, end of period	$74,760	$101,176

Supplemental Disclosures:
Cash paid for interest	$27,115	$178
Cash paid for income taxes	$422	$1
Offering costs in accounts payable and accrued expenses	$—	$238
Receivables for issuances of common stock	$—	$127
Accrued common stock repurchases	$5,075	$114

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$462,238	$8,830
Premiums on assumed mortgage notes payable	$27,862	$334
Common stock issued through distribution reinvestment plan	$60,977	$20,429

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Trust V, Inc. (the "Company") was incorporated on January 22, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to a distribution reinvestment plan (the "DRIP"), under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock.
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed in October 2013. As of December 31, 2014, the Company had 65.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") of $23.50, calculated by the Advisor in accordance with the Company's valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "NAV Pricing Date"), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by the Company pursuant to the Company's share repurchase plan (the "SRP") will each be equal to the Estimated Per-Share NAV of the Company's common stock. Because this Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company did not publish Estimated Per-Share NAV as of December 31, 2014. The Company intends to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 the Company expects to appraise 100% of its properties.
The Company has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of December 31, 2014, the Company owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.6 years.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Capital, LLC (the "Sponsor"), contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company has no direct employees. The Company has retained American Realty Capital Advisors V, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services.  The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of the Company. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations, prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
Acquired intangible assets and lease liabilities consist of the following as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$305,245	$33,678	$271,567	$130,093	$2,870	$127,223
Above-market leases	13,783	2,549	11,234	380	—	380
Total acquired intangible lease assets	$319,028	$36,227	$282,801	$130,473	$2,870	$127,603
Intangible liabilities:
Below-market lease liabilities	$20,623	$1,150	$19,473	$931	$22	$909
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. There are no properties held for sale as of December 31, 2014 and 2013.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
The following table provides the weighted-average amortization and accretion periods as of December 31, 2014, for intangible assets and liabilities and the projected amortization expense and adjustments to revenue and property operating expense for the next five years:

(In thousands)	Weighted-Average Amortization Period	2015	2016	2017	2018	2019
In-place leases	9.8 years	$34,600	$34,600	$34,600	$23,876	$23,856
Total to be included in depreciation and amortization		$34,600	$34,600	$34,600	$23,876	$23,856

Above-market lease assets	4.4 years	$3,006	$3,006	$3,006	$469	$469
Below-market lease liabilities	16.1 years	1,340	1,340	1,340	1,340	1,340
Total to be included in rental income		$4,346	$4,346	$4,346	$1,809	$1,809
For the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, amortization of in-place leases of $30.7 million and $2.9 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, net amortization (accretion) of above- and below-market lease intangibles of $1.4 million and approximately $(22,000), respectively, is included in rental income on the consolidated statements of operations and comprehensive income (loss).
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. As of December 31, 2014, the Company had deposits of $74.8 million of which $74.0 million were in excess of the amount insured by the FDIC. As of December 31, 2013, the Company had deposits of $101.2 million of which $100.4 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Investments in Securities
The Company classifies its investments in debt or equity securities into one of three classes: held-to-maturity, available-for-sale or trading, as applicable. Investments in debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purposes of selling them in the near future are classified as trading securities. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized holding gains and losses reported as a component of equity within accumulated other comprehensive income or loss. Gains or losses on securities sold are based on the specific identification method.
The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis. The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee's market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company's investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of income and comprehensive income (loss) in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive income (loss). Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive income (loss).
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If a receivable is deemed uncollectible, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations and comprehensive income (loss).
Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2013. The Company believes that, commencing with such taxable year, it is organized and operates in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain the Company's status as a REIT under the Code. From a tax perspective, of the amounts distributed during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, 55.5% and 86.7%, or $0.91 and $1.43 per share per annum represented a return of capital, 44.2% and 13.3%, or $0.73 and $0.22 per share per annum, represented ordinary dividend income, and 0.3% and 0.0%, or $0.01 and $0.00 per share per annum, represented capital gain, respectively.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprise 100% of its total consolidated revenues. Management evaluates the operating performance of the Company's investments in real estate on an individual property level.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The Company owned 463 properties as of December 31, 2014. The rentable square feet or annualized rental income on a straight-line basis of the four properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Home Depot - Birmingham, AL
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("Home Depot Birmingham"). The seller had no preexisting relationship with the Company. The purchase price of Home Depot Birmingham was $41.4 million, exclusive of closing costs. The acquisition of Home Depot Birmingham was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Birmingham as a business combination and incurred acquisition related costs of $0.5 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Home Depot - Valdosta, GA
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Valdosta, Georgia ("Home Depot Valdosta"). The sellers had no preexisting relationship with the Company. The purchase price of Home Depot Valdosta was $37.6 million, exclusive of closing costs. The acquisition of Home Depot Valdosta was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Valdosta as a business combination and incurred acquisition related costs of $0.4 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
C&S Wholesale Grocers - Birmingham, AL
On February 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of C&S Wholesale Grocers, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("C&S Wholesale Grocers"). The seller had no preexisting relationship with the Company. The purchase price of C&S Wholesale Grocers was $54.4 million, exclusive of closing costs. The acquisition of C&S Wholesale Grocers was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by the property. The Company accounted for the purchase of C&S Wholesale Grocers as a business combination and incurred acquisition related costs of $0.8 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Sanofi US - Bridgewater, NJ
On March 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Sanofi US, a freestanding, single-tenant office facility located in Bridgewater, New Jersey ("Sanofi"). The seller had no preexisting relationship with the Company. The purchase price of Sanofi was $251.1 million, exclusive of closing costs. The acquisition of Sanofi was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by the property. The Company accounted for the purchase of Sanofi as a business combination and incurred acquisition related costs of $5.8 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents the allocation of assets acquired and liabilities assumed during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

(Dollar amounts in thousands)	Year Ended December 31, 2014		Period from January 22, 2013 (date of inception) to December 31, 2013
Real estate investments, at cost:
Land	$210,379		$147,899
Buildings, fixtures and improvements	672,121		868,700
Total tangible assets	882,500		1,016,599
Acquired intangibles:
In-place leases	175,152		130,093
Above-market lease assets	13,403		380
Below-market lease liabilities	(19,692)		(931)
Total assets acquired, net	1,051,363		1,146,141
Mortgage notes payable assumed	(462,238)		(8,830)
Premiums on mortgage notes payable assumed	(27,862)		(334)
Real estate investments financed through accounts payable	—		(9,902)
Deposits paid in prior periods	(33,035)		—
Cash paid for acquired real estate investments, at cost	$528,228	(1)	$1,127,075
Number of properties purchased	224		239
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014 had been consummated on January 22, 2013 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $17.0 million from the year ended December 31, 2014 to the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Year Ended December 31, 2014 (1)	Period from January 22, 2013 (date of inception) to December 31, 2013
Pro forma revenues	$162,891	$44,888
Pro forma net income (loss)	$17,494	$(26,461)
_____________________

(1)
For the year ended December 31, 2014, aggregate revenues and net income derived from the Company's 2014 acquisitions (for the Company's period of ownership) were $17.3 million and $9.6 million, respectively.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2015	$154,258
2016	157,021
2017	159,420
2018	130,987
2019	132,708
Thereafter	836,223
$1,570,617
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	December 31,
Tenant	2014	2013
SunTrust Bank	17.9%	*
Sanofi US	11.6%	*
C&S Wholesale Grocer	10.4%	*
AmeriCold	*	14.5%
Merrill Lynch	*	14.5%
____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013:

	December 31,
State	2014	2013
New Jersey	20.3%	15.1%
Georgia	11.2%	14.7%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013.
Note 4 — Investment Securities
As of December 31, 2014, the Company had investments in debt securities consisting of redeemable preferred stock with an aggregate fair value of $19.0 million. As of December 31, 2013, the Company had investments in debt securities consisting of redeemable preferred stock and senior notes with an aggregate fair value of $58.6 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table details the unrealized gains and losses on investment securities as of December 31, 2014 and 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Debt securities	$18,528	$463	$—	$18,991

December 31, 2013
Debt securities	$65,547	$—	$(6,981)	$58,566
There were no unrealized losses as of December 31, 2014 and therefore no impairment was recorded during the year ended December 31, 2014. Unrealized losses as of December 31, 2013 were considered temporary and therefore no impairment was recorded during the period from January 22, 2013 (date of inception) to December 31, 2013.
During the year ended December 31, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $47.0 million for $47.3 million, resulting in a realized gain on sale of investment securities of $0.3 million. During the period from January 22, 2013 (date of inception) to December 31, 2013, the Company sold an investment in common stock with a cost basis of $0.4 million for $0.5 million resulting in a realized gain of $0.1 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million as of December 31, 2014. As of December 31, 2014, the outstanding balance under the Credit Facility was $423.0 million and the Company's unused borrowing capacity was $234.6 million, based on the assets assigned to the Credit Facility. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2014 and 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	December 31, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,519	$8,830	6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	—	5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	—	5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	—	5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	—	5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	—	5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,570	—	5.63%		Fixed	Jun. 2021
Total	191	$470,079	$8,830	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2014.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to December 31, 2014:

(In thousands)	Future Principal Payments
2015	$190,964
2016	1,014
2017	83,393
2018	1,143
2019	1,211
Thereafter	192,354
$470,079
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company has investments in redeemable preferred stock that are traded in active markets and therefore, due to the availability of quoted prices in active markets, classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
Investment securities	$18,991	$—	$—	$18,991
December 31, 2013
Investment securities	$58,566	$—	$—	$58,566
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of December 31, 2014 and 2013 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$492,179	$505,629	$9,164	$9,164
Credit facility	3	$423,000	$423,000	$—	$—
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of December 31, 2014 and 2013, the Company had 65.3 million and 63.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
On April 9, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period of $0.00452054795 per day, which is the equivalent to $1.65 per annum, per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. See Note 16 — Subsequent Events for changes to the distribution policy.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. The SRP permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations described below.
Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions are able to participate in the SRP. The repurchase of shares occurs on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date).

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Until November 14, 2014, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to the Company through the SRP, although if a stockholder sold back all of its shares, the Company's board of directors had the discretion to exempt shares purchased pursuant to the DRIP from this one-year requirement. In addition, upon the death or disability of a stockholder, upon request, the Company could waive the one-year holding requirement.
Until November 14, 2014, the number of shares repurchased could not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock was as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years;

•	the lower of $24.78 and 97.5% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least three years; and

•	the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years.
Effective November 14, 2014, the repurchase price for shares under the SRP is based on the estimated net asset value ("NAV") per share of the Company's common stock ("Estimated Per-Share NAV") as determined by the Company's board of directors. Purchases under the SRP are limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
Effective November 14, 2014, there is no minimum holding period for shares of the Company's common stock and stockholders can submit their shares for repurchase at any time through the SRP. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the greater of the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).
Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0%.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the SRP.
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Period from January 22, 2013 (date of inception) to December 31, 2013	10	8,082	$24.98
Year ended December 31, 2014	148	295,825	23.99
Cumulative repurchases as of December 31, 2014 (1)	158	303,907	$24.01
_____________________

(1)
Includes 92 unfulfilled repurchase requests consisting of 211,723 shares with a weighted-average repurchase price per share of $23.97, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability was included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of December 31, 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

See Note 16 — Subsequent Events for changes to the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014, the Company offers shares pursuant to the DRIP at Estimated Per-Share NAV. During the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, the Company issued 2.6 million and 0.9 million shares of common stock with a value of $61.0 million and $20.4 million, respectively, and a par value per share of $0.01, pursuant to the DRIP.
See Note 16 — Subsequent Events for changes to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2015	$887
2016	895
2017	900
2018	882
2019	882
Thereafter	5,526
$9,972
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
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
Note 10 — Related Party Transactions and Arrangements
As of December 31, 2014 and 2013, the Special Limited Partner, an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Incurred in Connection with the IPO
The Dealer Manager was entitled to receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was permitted to reallow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Year Ended December 31, 2014		Period from January 22, 2013 (date of inception) to December 31, 2013	Payable (Receivable) as of December 31,
(In thousands)				2014		2013
Total commissions and fees from the Dealer Manager	$(3)	(1)	$143,009	$(13)	(1)	$2
_________________________________

(1)
During the year ended December 31, 2014, the Company incurred reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013	Payable as of December 31,
(In thousands)			2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$(253)	$30,482	$—	$226
Fees and Participations Incurred in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of December 31, 2014, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment. As of December 31, 2014, the total of all acquisition fees, acquisition expenses and any financing coordination fees did not exceed the 4.5% threshold.
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
December 31, 2014

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
In connection with the asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, as of the NAV Pricing Date, to Estimated Per-Share NAV. See Note 16 — Subsequent Events for changes to this arrangement. As of December 31, 2014, in aggregate, the Company's board of directors had approved the issuance of 703,796 Class B Units to the Advisor in connection with this arrangement. As of December 31, 2014, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013.
The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized to general and administrative expenses as of December 31, 2013. No such costs were incurred during the year ended December 31, 2014. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) during the period the service was provided.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Year Ended December 31, 2014		Period from January 22, 2013 (date of inception) to December 31, 2013		Payable as of December 31,

(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$10,578	$—	$13,126	$—	$—	$—
Financing coordination fees	5,678	—	3,479	—	—	—
Transaction fees	—	—	4,423	—	—	2,630
Ongoing fees:
Transfer agent and other professional fees	2,364	—	—	—	753	—
Strategic advisory fees	—	—	920	—	—	—
Distributions on Class B Units	602	—	18	—	—	18
Total related party operation fees and reimbursements	$19,222	$—	$21,966	$—	$753	$2,648
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to December 31, 2013. No such fees were waived or costs were absorbed by the Advisor during the year ended December 31, 2014.
Fees and Participations Incurred in Connection With Liquidation or Listing
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $3.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss). No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.1 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2014, the Company paid $1.5 million pursuant to this agreement, of which $0.4 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of December 31, 2014. No such fees were incurred the period from January 22, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss) and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2014. No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013.
If the Company is not listed on a national securities exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013.
If the common stock of the Company is listed on a national securities exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors, which amount would be evidenced by a non-interest bearing promissory note. The Company cannot assure that it will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such distribution was incurred during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, pre-tax, non-compounded annual return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
The Company pays the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The following table reflects restricted share award activity for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 22, 2013 (date of inception)	—	$—
Granted	5,333	22.50
Vested	(1,333)	22.50
Unvested, December 31, 2013	4,000	22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeited	(2,400)	22.50
Unvested, December 31, 2014	4,799	$22.50
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $21,000 and $44,000 for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, respectively.
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.9 years.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013
(Dollar amounts in thousands)
Value of shares issued in lieu of cash	$—	$93
Shares issued in lieu of cash	—	4,114
Note 13 — Accumulated Other Comprehensive Income
The following tables illustrate the changes in accumulated other comprehensive income (loss) for the periods presented below:

(In thousands)	Unrealized Gains on Available-for-sale Securities
Balance, January 22, 2013 (date of inception)	$—
Other comprehensive loss, before reclassifications	(6,856)
Amounts reclassified from accumulated other comprehensive loss	(125)	(1)
Balance, December 31, 2013	$(6,981)

(In thousands)	Unrealized Gains on Available-for-sale Securities
Balance, January 1, 2014	$(6,981)
Other comprehensive income, before reclassifications	7,741
Amounts reclassified from accumulated other comprehensive income	(297)	(1)
Balance, December 31, 2014	$463
_________________________________

(1)	Amounts were reclassified to gain on sale of investment securities, net on the consolidated statements of operations and comprehensive income (loss).
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013

Net loss (in thousands)	$(1,997)	$(20,797)
Basic and diluted weighted-average shares outstanding	64,333,260	28,954,769
Basic and diluted net loss per share	$(0.03)	$(0.72)

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following common stock equivalents as of December 31, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive for the periods presented:

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013

Unvested restricted stock	4,799	4,000
OP Units	90	90
Class B Units	703,796	192
Total common stock equivalents	708,685	4,282
Note 15 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Quarters Ended (1)
(In thousands, except share and per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$30,124	$42,076	$43,222	$42,958
Basic net income (loss)	$(9,569)	$1,127	$1,610	$4,835
Adjustments to net income (loss) for common share equivalents	—	(156)	(98)	(92)
Diluted net income (loss)	$(9,569)	$971	$1,512	$4,743

Basic weighted-average shares outstanding	62,693,554	64,018,318	64,654,279	65,243,247
Basic net income (loss) per share	$(0.15)	$0.02	$0.02	$0.07
Diluted weighted-average shares outstanding	62,693,554	64,023,762	64,661,074	65,248,137
Diluted net income (loss) per share	$(0.15)	$0.02	$0.02	$0.07
_____________________________________

(1)
The aforementioned unaudited quarterly financial information has been revised to reflect certain adjustments and final purchase price allocations to previously reported quarterly information associated with acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.1 million, $0.4 million and $0.4 million for the three months ended March 31, June 30 and September 30, 2014, respectively. Additionally, the Company decreased depreciation and amortization expense by $1.2 million, $3.4 million, and $3.7 million, for the three months ended March 31, June 30 and September 30, 2014, respectively.

	Period from January 22, 2013 (date of inception) to March 31, 2013	Quarters Ended
(In thousands, except share and per share amounts)		June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$—	$35	$2,093	$22,161
Net loss	$(29)	$(215)	$(17,014)	$(3,539)
Basic and diluted weighted-average shares outstanding	8,888	5,173,574	38,295,114	62,329,506
Basic and diluted net loss per share	$(3.26)	$(0.04)	$(0.44)	$(0.06)

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Listing on NYSE and Name Change
On April 20, 2015, the Company announced that is has applied to list its common stock on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing"). In connection with the Listing, the Company intends to file Articles of Amendment to change the Company's name to "American Finance Trust, Inc."
Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that the Company’s shares of Common Stock will be listed on the NYSE.
New Strategy
On April 20, 2015, the Company announced that the Advisor has recommended, and the Company's board of directors has approved, a revision to the Company's Investment Objectives and Acquisition and Investment Policies (the "New Strategy") pursuant to which the Company expects to focus its new investment activity on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors. The Company will continue to maintain and selectively invest in additions to its existing portfolio of net leased commercial real estate properties, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.
Tender Offer
On April 20, 2015, the Company announced that in connection with the Listing, the Company also intends to commence an offer to purchase up to $125.0 million of shares of its common stock from its stockholders at a price of $25.50 per share (the "Tender Offer"), net to the tendering stockholders in cash, less any applicable withholding taxes and without interest. The Company believes the Tender Offer will augment the options available to stockholders in connection with the Listing by allowing them to tender all or a portion of their shares in the Tender Offer at a fixed price. If the Tender Offer is oversubscribed, proration of the tendered shares will be determined promptly after the Tender Offer expires. The Company intends to fund the Tender Offer with cash on hand and funds available under the Credit Facility. The Company expects to commence the Tender Offer on the date of the Listing and the Tender Offer will expire on 20th business day thereafter (unless the Company extends the offer). The Tender Offer will be subject to certain conditions.
Reaffirmation of Current Monthly Distributions and Change to Payment Dates
On April 20, 2015, the Company announced that it intends to continue payment of monthly distributions at an annualized rate of $1.65 per share. Historically, the Company has calculated its monthly distribution based upon daily record and distribution declaration dates so that its stockholders would be entitled to be paid distributions beginning with the month in which their shares were purchased. Following the Listing, the Company will pay distributions on the 15th day of each month to stockholders of record as of close of business on the 8th day of such month.
Subordinated Listing Distribution
In connection with the Listing, the Company, as the general partner of the OP, will be required to cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of the Company’s Common Stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total raised in the Company’s initial public offering (“IPO”) and under the DRIP prior to the Listing (“Gross Proceeds”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of Common Stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

The “market value” used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Special Limited Partner will have the right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Special Limited Partner interest into OP Units. OP Units are convertible into shares of the Company’s Common Stock in accordance with the terms governing conversion of OP Units into shares of Common Stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP (the “OP Agreement”), which will be entered into at Listing.
Amendment to Advisory Agreement
On April 15, 2015, the Company's board of directors approved an amendment (the "Amendment") to the Amended and Restated Advisory Agreement, dated June 5, 2013 (as amended by the Amendment, the "Advisory Agreement") by and among the Company, the OP and the Advisor, which, among other things, provides that, effective as of the date thereof:

(i)
for any period commencing on or after April 1, 2015, the Company shall pay the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the Advisory Agreement) equal to 0.75% per annum of the Cost of Assets (as defined in the Advisory Agreement);

(ii)
such Asset Management Fee will be payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

(iii)	the Company shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
Amendments to Agreement of Limited Partnership of the OP
Third Amendment to the Agreement of Limited Partnership of the OP
On April 29, 2015, the board of directors authorized the execution by the Company, as general partner of its OP, of a Third Amendment (the “Third Amendment”) to the OP Agreement to conform the OP Agreement to the previously announced amendment on April 15, 2015, to that certain Amended and Restated Advisory Agreement, dated June 5, 2013, by and among the Company, the OP and the Advisor. The Third Amendment provides that the OP will not issue any Class B Units in respect of periods subsequent to March 31, 2015.
Amended and Restated Agreement of Limited Partnership of the OP
On April 29, 2015, the board of directors authorized the execution, in conjunction with the Listing, of an Amended and Restated Agreement of Limited Partnership of the OP (the “A&R OP Agreement”) by the Company, as general partner of its OP, with the limited partners party thereto to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units (“LTIP Units”) as a new class of units of limited partnership in the OP to the existing common units (“OP Units”). Pursuant to the A&R OP Agreement, the LTIP Units will be created. The Company may at any time cause the OP to issue LTIP Units to members of the Company’s senior management team. These LTIP Units will be earned and will vest on such terms as are determined by the Company’s Compensation Committee. In general, LTIP Units are a special class of units entitled to receive profit distributions. Upon issuance and prior to being fully earned, holders of LTIP Units are entitled to receive per unit profit distributions equal to ten percent (10.0%) of per unit profit distributions on the outstanding OP Units. After LTIP Units are fully earned, a holder of LTIP Units first will be entitled to receive a catch-up of the other ninety percent (90.0%) of per unit profit distributions not previously distributed, and, subsequently, they will be entitled to receive the same per unit profit distributions as the other outstanding OP Units. However, as profits interests, LTIP Units initially will not have full parity, on a per unit basis, with the OP Units with respect to liquidating distributions, and a holder of LTIP Units would receive nothing if the OP were liquidated immediately after the LTIP Unit is awarded. Upon the occurrence of specified events, LTIP Units can over time achieve full parity with the OP Units and therefore accrete to an economic value for the holder equivalent to the OP Units. In order for LTIP Units to have full parity with the OP Units, the capital accounts of the holders of LTIP Units with respect to such LTIP Units would have to be equalized (on a per unit basis) with the capital accounts of the holders of the OP Units. This capital account equalization per unit would occur through special allocations of net increases in valuation (if any) of the Company’s assets upon the occurrence of certain revaluation events permitted under the Code and Treasury regulations, including: (i) the acquisition of an additional interest in the OP by a new or existing partner in exchange for more than a de minimus capital contribution, (ii) the distribution by the OP of more than a de minimus amount of property as consideration for the repurchase or redemption of an interest in the OP (which may include the redemption or conversion of LTIP Units into OP Units or the Company’s Common Stock), (iii) the liquidation of the OP or (iv) at such other times as the Company reasonably determines to be necessary or desirable to comply with Treasury regulations (including the issuance of new LTIP Units). LTIP Units cannot achieve immediate full parity with OP Units under any circumstances at the time of grant of such LTIP Units. Generally, an LTIP Unit will be convertible into an OP Unit at any time after such LTIP Unit vests and the capital account associated with such LTIP Unit is equalized.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Second Amended and Restated Advisory Agreement
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “Advisory Agreement”), by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement will take effect only upon approval by the Company’s stockholders of certain changes to the Company’s Articles of Amendment and Restatement (“Stockholder Approval”), and, which, among other things, provides that:

(i)
the Annual Subordinated Performance Fee (as defined in the Advisory Agreement) shall be changed from an annual fee equal to 15.0% of the total return to stockholders in excess of 6.0% per annum to a quarterly fee, payable in arrears, equal to (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share;

(ii)
Core Earnings shall be defined as, for the applicable period, GAAP net income (loss) excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses;

(iii)
the Acquisition Fee and Financing Coordination Fee (both as defined in the Advisory Agreement) will terminate 180 days after Stockholder Approval (the “Fee Termination Date”), except for Acquisition Fees with respect to properties under contract, letter of intent, or under negotiation as of the Fee Termination Date;

(iv)	a Base Management Fee equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the Listing, shall be added;

(v)	all fees accrued and expenses incurred shall be paid quarterly in arrears; and

(vi)
the initial term of the Advisory Agreement, commencing upon Stockholder Approval, will be 20 years, and automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.

Multi-Year Outperformance Plan Agreement
On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement (the “OPP”) to be entered into with the Company, the OP and the Advisor, in connection with the Listing.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Under the OPP, the Advisor will be issued LTIP Units in the OP with a maximum award value equal to 5.0% of the Company’s market capitalization (the “OPP Cap”) on the date of Listing (the “Effective Date”). The LTIP Units will be structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP Units with a value up to the OPP Cap based on the Company’s achieving certain levels of total return to its stockholders (“Total Return”) on both an absolute basis and a relative basis measured against a peer group of companies, as set forth below, for a three-year period commencing on the Effective Date (the “Performance Period”). In addition, Advisor may “lock-in” a portion of the OPP Cap based on the attainment of pro-rata performance hurdles, as set forth below, during each 12-month period in the Performance Period (each such period, an “One-Year Period”) and during the initial 24-month period of the Performance Period (the “Two-Year Period”). Each of the relevant performance periods will be evaluated separately based on performance through the end of the relevant performance period.

		Three-Year Period	Each One-Year Period	Two-Year Period
Absolute Component: 4% of any excess Total Return attained above an absolute total stockholder return hurdle measured from the beginning of such period as follows:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achieving cumulative Total Return measured from the beginning of the period:

•	100% of the Relative Component will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% of the Relative Component will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% of the Relative Component will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% of the Relative Component calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0%- 12%
______________________

*	The “Peer Group” is comprised of Arbor Realty Trust, Inc., Ares Commercial Real Estate Corp., Colony Financial, Inc., and Starwood Property Trust, Inc.
The maximum “lock-in” amount for any given One-Year Period is 25.0% of the OPP Cap. The maximum “lock-in” amount for the Two-Year Period is 60.0% of the OPP Cap. Accordingly, any “lock-in” amount for the Two-Year Period may supersede and negate any awards for the first two One-Year Periods. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.
Subject to Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Any earned and vested LTIP Units may be converted into OP Units of the OP in accordance with the terms and conditions of the partnership agreement of the OP (as described above).
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Performance Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event Advisor is terminated or in the event of a change in control of the Company on or following the end of the Performance Period.
Amended and Restated Incentive Restricted Share Plan
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the “A&R RSP”) that replaces in its entirety the Company’s Employee and Director RSP (the “Old Restricted Share Plan”). The A&R RSP amends the terms of the Old Restricted Share Plan as follows:

•
it increases the number of shares of Company capital stock, par value $0.01 per share (the “Capital Stock”), available for awards thereunder from 5.0% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time, not exceed 3.4 million shares of Capital Stock, to 10.0% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to the Company’s independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Notice of Amendment and Suspension of the DRIP
In connection with the Listing and the Tender Offer, pursuant to the terms of the DRIP, on April 15, 2015, the Company's board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables the Company to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, the Company's board of directors approved the suspension of the DRIP, effective immediately following the payment of the Company’s June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP will occur in connection with the Company’s June 2015 distribution payable no later than July 5, 2015.
Notice of Termination of the SRP
In connection with the Listing and the Tender Offer, pursuant to the requirements of applicable tender offer rules, on April 15, 2015, the board of directors approved the termination of the SRP. The Company has processed all of the requests received under the SRP for the first and second quarters of 2015 and will not process further requests.
Engagement of New Financial Advisor
On April 20, 2015, the Company announced that in connection with the Listing, the Company has also engaged UBS Securities LLC as a financial advisor. As previously disclosed, RCS Capital, the investment banking and capital markets division of the Dealer Manager, is also advising the Company in connection with the Listing.
Investment Securities
From January 1, 2015 to May 15, 2015, the Company sold $8.7 million of investments in debt securities for a realized gain of $0.5 million.

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Dollar General I	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$76
Dollar General I	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	77
Walgreens I	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	271
Dollar General II	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	—	1,072	81
Dollar General II	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	73
AutoZone I	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	102
Dollar General III	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	72
Dollar General III	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	75
Dollar General III	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	73
Dollar General III	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	75
Dollar General III	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	67
BSFS I	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	150
Dollar General IV	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	56
Dollar General IV	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	56
Tractor Supply I	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	217
Dollar General V	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	105
Mattress Firm I	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	99
Family Dollar I	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	57
Food Lion I	Charlotte	NC	8/19/2013	—	(1)	3,132	4,697	—	—	7,829	309
Lowe's I	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	529
Lowe's I	Fayetteville	NC	8/19/2013	—	(1)	—	6,422	—	—	6,422	404
Lowe's I	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	646
Lowe's I	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	688
O'Reilly Auto Parts I	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	57
Lowe's I	Aiken	SC	8/21/2013	—	(1)	1,764	7,056	—	—	8,820	443
Family Dollar II	Danville	AR	8/22/2013	—	(1)	170	679	—	—	849	51
Dollar General VI	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	66
Dollar General VII	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	74
Walgreens II	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	202
Family Dollar III	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	62
Chili's I	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	163
Chili's I	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	178
CVS I	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	151

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Joe's Crab Shack I	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	249
Joe's Crab Shack I	Houston	TX	8/30/2013	—	(1)	1,169	2,171	—	—	3,340	204
Tire Kingdom I	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	100
AutoZone II	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	64
Dollar General VIII	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	79
Family Dollar IV	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	51
Fresenius I	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	106
Dollar General IX	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	54
Advance Auto I	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	47
Arby's I	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	128
CVS II	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	169
Walgreens III	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	307
Walgreens IV	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	150
American Express Travel Related Services I	Salt Lake City	UT	9/24/2013	—	(1)	4,150	32,789	—	—	36,939	3,212
American Express Travel Related Services I	Greensboro	NC	9/24/2013	—	(1)	1,620	41,401	—	—	43,021	3,758
AmeriCold I	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	1,835
AmeriCold I	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	432
AmeriCold I	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	2,026
AmeriCold I	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	1,055
AmeriCold I	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	1,108
AmeriCold I	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	540
AmeriCold I	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	1,361
AmeriCold I	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	910
AmeriCold I	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	1,384
Dollar General X	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	72
Home Depot I	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	1,797
Home Depot I	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	1,981
L.A. Fitness I	Houston	TX	9/24/2013	—	(1)	2,540	8,379	—	—	10,919	523
National Tire & Battery I	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	42
New Breed Logistics I	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	1,462
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	2,190	5,666	—	—	7,856	324
SunTrust Bank I	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	158
SunTrust Bank I	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	191

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank I	Brooksville	FL	9/24/2013	—	(1)	360	127	—	—	487	8
SunTrust Bank I	West Palm Beach	FL	9/24/2013	—	(1)	520	2,264	—	—	2,784	152
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	206
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	139
SunTrust Bank I	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	—	—	2,154	96
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	77
SunTrust Bank I	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	68
SunTrust Bank I	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	95
SunTrust Bank I	Landover	MD	9/24/2013	—	(1)	630	1,310	—	—	1,940	88
SunTrust Bank I	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	56
SunTrust Bank I	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	39
SunTrust Bank I	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	40
SunTrust Bank I	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	59
SunTrust Bank I	Fountain Inn	SC	9/24/2013	—	(1)	290	1,086	—	—	1,376	73
SunTrust Bank I	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	45
SunTrust Bank I	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	79
SunTrust Bank I	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	52
SunTrust Bank I	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	86
SunTrust Bank I	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	34
SunTrust Bank I	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	24
SunTrust Bank I	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	64
SunTrust Bank I	Brunswick	GA	9/24/2013	—	(1)	80	249	—	—	329	17
SunTrust Bank I	Burlington	NC	9/24/2013	—	(1)	200	497	—	—	697	33
SunTrust Bank I	Pittsboro	NC	9/24/2013	—	(1)	100	304	—	—	404	20
SunTrust Bank I	Dunwoody	GA	9/24/2013	—	(1)	460	2,714	—	—	3,174	182
SunTrust Bank I	Athens	GA	9/24/2013	—	(1)	610	1,662	—	—	2,272	111
SunTrust Bank I	Spencer	NC	9/24/2013	—	(1)	280	717	—	—	997	48
SunTrust Bank I	Cleveland	TN	9/24/2013	—	(1)	170	461	—	—	631	31
SunTrust Bank I	Nassawadox	VA	9/24/2013	—	(1)	70	484	—	—	554	32
Circle K I	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	37
Circle K I	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	55
Circle K I	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	58
Circle K I	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	120
Circle K I	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	41
Circle K I	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	42

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Circle K I	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	35
Circle K I	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	58
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	57
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	33
Circle K I	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	79
Circle K I	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	37
Circle K I	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	56
Circle K I	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	131
Circle K I	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	69
Circle K I	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	85
Circle K I	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	52
Circle K I	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	49
Circle K I	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	38
Walgreens V	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	291
Walgreens VI	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	210
1st Constitution Bancorp I	Hightstown	NJ	9/30/2013	—	(1)	253	1,431	—	—	1,684	99
American Tire Distributors I	Chattanooga	TN	9/30/2013	—	(1)	382	7,249	—	—	7,631	581
FedEx Ground I	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	197
Krystal I	Jacksonville	FL	9/30/2013	—	(1)	547	821	—	—	1,368	70
Krystal I	Columbus	GA	9/30/2013	—	(1)	136	1,220	—	—	1,356	113
Krystal I	Ft. Oglethorpe	GA	9/30/2013	—	(1)	185	1,051	—	—	1,236	90
Krystal I	Chattanooga	TN	9/30/2013	—	(1)	292	877	—	—	1,169	75
Krystal I	Cleveland	TN	9/30/2013	—	(1)	211	1,197	—	—	1,408	103
Krystal I	Madison	TN	9/30/2013	—	(1)	427	640	—	—	1,067	55
Merrill Lynch I	Hopewell	NJ	9/30/2013	—	(1)	1,854	40,257	—	—	42,111	2,848
Merrill Lynch I	Hopewell	NJ	9/30/2013	—	(1)	651	14,125	—	—	14,776	1,000
Merrill Lynch I	Hopewell	NJ	9/30/2013	—	(1)	3,619	78,581	—	—	82,200	5,512
O'Charley's I	Lexington	KY	9/30/2013	—	(1)	675	1,574	—	—	2,249	84
O'Charley's I	Conyers	GA	9/30/2013	—	(1)	315	1,784	—	—	2,099	186
O'Charley's I	Southaven	MS	9/30/2013	—	(1)	756	1,405	—	—	2,161	137
O'Charley's I	Daphne	AL	9/30/2013	—	(1)	225	2,026	—	—	2,251	112
O'Charley's I	Kennesaw	GA	9/30/2013	—	(1)	225	2,022	—	—	2,247	113
O'Charley's I	Springfield	OH	9/30/2013	—	(1)	329	1,864	—	—	2,193	131
O'Charley's I	Murfreesboro	TN	9/30/2013	—	(1)	775	1,439	—	—	2,214	98
O'Charley's I	Mcdonough	GA	9/30/2013	—	(1)	322	1,823	—	—	2,145	167

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
O'Charley's I	Simpsonville	SC	9/30/2013	—	(1)	440	1,760	—	—	2,200	123
O'Charley's I	Grove City	OH	9/30/2013	—	(1)	436	1,745	—	—	2,181	136
O'Charley's I	Clarksville	TN	9/30/2013	—	(1)	858	1,287	—	—	2,145	121
O'Charley's I	Champaign	IL	9/30/2013	—	(1)	330	1,872	—	—	2,202	128
O'Charley's I	Columbus	OH	9/30/2013	—	(1)	329	1,862	—	—	2,191	135
O'Charley's I	Foley	AL	9/30/2013	—	(1)	331	1,875	—	—	2,206	132
O'Charley's I	Corydon	IN	9/30/2013	—	(1)	330	1,870	—	—	2,200	130
O'Charley's I	Salisbury	NC	9/30/2013	—	(1)	671	1,567	—	—	2,238	90
O'Charley's I	Carrollton	GA	9/30/2013	—	(1)	672	1,568	—	—	2,240	94
O'Charley's I	Lake Charles	LA	9/30/2013	—	(1)	948	1,159	—	—	2,107	120
O'Charley's I	Hattiesburg	MS	9/30/2013	—	(1)	433	1,731	—	—	2,164	145
O'Charley's I	Greenfield	IN	9/30/2013	—	(1)	665	1,552	—	—	2,217	104
Walgreens VII	Monroe	MI	9/30/2013	—	(1)	1,212	2,827	—	—	4,039	201
Walgreens VII	St Louis	MO	9/30/2013	—	(1)	955	2,228	—	—	3,183	158
Walgreens VII	Rockledge	FL	9/30/2013	—	(1)	1,093	2,030	—	—	3,123	145
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	503	1,510	—	—	2,013	107
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	596	1,391	—	—	1,987	98
Walgreens VII	Alton	IL	9/30/2013	—	(1)	1,216	3,649	—	—	4,865	261
Walgreens VII	Springfield	IL	9/30/2013	—	(1)	1,386	3,235	—	—	4,621	231
Walgreens VII	Washington	IL	9/30/2013	—	(1)	1,014	3,041	—	—	4,055	217
Walgreens VII	Bloomington	IL	9/30/2013	—	(1)	1,649	3,848	—	—	5,497	274
Walgreens VII	Mahomet	IL	9/30/2013	—	(1)	1,506	2,796	—	—	4,302	199
Tractor Supply II	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	69
National Tire & Battery II	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742	126
United Healthcare I	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,790	54,998	—	—	51,370	1,584
Tractor Supply III	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	124
Mattress Firm II	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	49
Dollar General XI	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	50
Academy Sports I	Cape Girardeau	MO	10/29/2013	—	(1)	384	7,292	—	—	7,676	409
Talecris Plasma Resources I	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	141
Amazon I	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432	481
Fresenius II	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	124
Fresenius II	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	107
Dollar General XII	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	58
Advance Auto II	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	114

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Advance Auto II	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	68
Dollar General XIII	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	57
FedEx Ground II	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	298
Burger King I	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	52
Burger King I	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	30
Burger King I	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	15
Burger King I	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	31
Burger King I	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	60
Burger King I	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	21
Burger King I	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	67
Burger King I	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	40
Burger King I	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	19
Burger King I	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	81
Burger King I	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	49
Burger King I	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	60
Burger King I	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	32
Burger King I	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	48
Burger King I	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	69
Burger King I	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	56
Burger King I	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	63
Burger King I	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	82
Burger King I	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	64
Burger King I	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	55
Burger King I	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	51
Burger King I	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	78
Burger King I	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	57
Burger King I	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	62
Burger King I	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	55
Burger King I	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	76
Burger King I	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	91
Burger King I	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	52
Burger King I	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	55
Burger King I	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	47
Burger King I	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	64
Burger King I	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	98

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Burger King I	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	59
Burger King I	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	58
Burger King I	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	108
Burger King I	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	86
Burger King I	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	96
Burger King I	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	41
Burger King I	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	90
Burger King I	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	107
Burger King I	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	56
Dollar General XIV	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	63
Dollar General XIV	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	52
Dollar General XIV	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	47
Dollar General XV	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	59
Mattress Firm I	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848	101
FedEx Ground III	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	207
Dollar General XVI	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	50
Family Dollar V	Carrollton	MO	11/27/2013	—	(1)	37	713	—	—	750	43
Walgreens VIII	Bettendorf	IA	12/6/2013	—	(1)	1,398	3,261	—	—	4,659	212
CVS III	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980	165
Family Dollar VI	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	35
Mattress Firm III	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691	85
Arby's II	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	59
Family Dollar VI	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	44
SAAB Sensis I	Syracuse	NY	12/23/2013	8,519		1,731	15,580	—	—	15,086	357
Citizens Bank I	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	74
Citizens Bank I	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	66
Citizens Bank I	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	90
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	144
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	125
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	155
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	83
Citizens Bank I	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	64
Citizens Bank I	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	103
Walgreens IX	Waterford	MI	1/3/2014	—	(1)	514	4,531	—	—	5,045	120
SunTrust Bank II	Lakeland	FL	1/8/2014	—	(2)	590	705	—	—	1,295	24

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank II	Pensacola	FL	1/8/2014	—	(2)	513	297	—	—	810	10
SunTrust Bank II	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	35
SunTrust Bank II	Vero Beach	FL	1/8/2014	—	(2)	825	2,682	—	—	3,507	75
SunTrust Bank II	Osprey	FL	1/8/2014	—	(2)	450	2,086	—	—	2,536	65
SunTrust Bank II	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	33
SunTrust Bank II	Miami	FL	1/8/2014	—	(2)	3,187	3,224	—	—	6,411	91
SunTrust Bank II	Winter Park	FL	1/8/2014	—	(2)	2,264	1,079	—	—	3,343	34
SunTrust Bank II	Fruitland Park	FL	1/8/2014	—	(2)	305	785	—	—	1,090	25
SunTrust Bank II	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	95
SunTrust Bank II	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	57
SunTrust Bank II	Norcross	GA	1/8/2014	—	(2)	660	252	—	—	912	8
SunTrust Bank II	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	22
SunTrust Bank II	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	59
SunTrust Bank II	Atlanta	GA	1/8/2014	—	(2)	1,071	2,293	—	—	3,364	65
SunTrust Bank II	Kennesaw	GA	1/8/2014	—	(2)	930	1,727	—	—	2,657	50
SunTrust Bank II	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	14
SunTrust Bank II	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	34
SunTrust Bank II	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	8
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	650	712	—	—	1,362	24
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	326	633	—	—	959	18
SunTrust Bank II	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	11
SunTrust Bank II	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	23
SunTrust Bank II	Nashville	TN	1/8/2014	—	(2)	890	504	—	—	1,394	18
SunTrust Bank II	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	17
SunTrust Bank II	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	16
SunTrust Bank II	Fredericksburg	VA	1/8/2014	—	(2)	1,623	446	—	—	2,069	15
SunTrust Bank II	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	37
SunTrust Bank II	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	21
SunTrust Bank II	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	32

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Mattress Firm IV	Meridian	ID	1/9/2014	—	(1)	691	1,193	—	—	1,884	36
Dollar General XII	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	33
FedEx Ground IV	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	115
Mattress Firm V	Florence	AL	1/28/2014	—	(1)	299	1,478	—	—	1,777	40
Mattress Firm I	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	32
Family Dollar VII	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	15
Aaron's I	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	18
AutoZone III	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	23
C&S Wholesale Grocer I	Westfield	MA	2/21/2014	29,500		12,050	29,727	—	—	41,777	805
C&S Wholesale Grocer I	Hatfield (North)	MA	2/21/2014	20,280		1,951	27,528	—	—	29,479	739
C&S Wholesale Grocer I	Hatfield (South)	MA	2/21/2014	10,000		1,420	14,169	—	—	15,589	308
C&S Wholesale Grocer I	Aberdeen	MD	2/21/2014	22,533		3,615	27,684	—	—	31,299	590
C&S Wholesale Grocer I	Birmingham	AL	2/21/2014	—	(1)	4,951	36,894	—	—	41,845	790
Advance Auto III	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	26
Family Dollar VIII	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	22
Family Dollar VIII	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	18
Family Dollar VIII	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	18
Dollar General XVII	Tullos	LA	3/5/2014	—	(1)	114	736	—	—	850	18
SunTrust Bank III	Killen	AL	3/10/2014	—	(3)	91	637	—	—	728	18
SunTrust Bank III	Muscle Shoals	AL	3/10/2014	—	(3)	242	1,480	—	—	1,722	40
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	23
SunTrust Bank III	Vero Beach	FL	3/10/2014	—	(3)	675	483	—	—	1,158	14
SunTrust Bank III	Fort Meade	FL	3/10/2014	—	(3)	175	2,375	—	—	2,550	55
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	45
SunTrust Bank III	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	19
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	50
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	22
SunTrust Bank III	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	39
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	955	1,329	—	—	2,284	33
SunTrust Bank III	Hobe Sound	FL	3/10/2014	—	(3)	442	1,521	—	—	1,963	37
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	996	872	—	—	1,868	24
SunTrust Bank III	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	45
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	376	1,379	—	—	1,755	34
SunTrust Bank III	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	34
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	11

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	28
SunTrust Bank III	Boca Raton	FL	3/10/2014	—	(3)	1,617	690	—	—	2,307	18
SunTrust Bank III	Tamarac	FL	3/10/2014	—	(3)	997	1,241	—	—	2,238	31
SunTrust Bank III	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	47
SunTrust Bank III	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	46
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	40
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	40
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	34
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	52
SunTrust Bank III	Brooksville	FL	3/10/2014	—	(3)	460	954	—	—	1,414	25
SunTrust Bank III	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	62
SunTrust Bank III	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	40
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	46
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	28
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	874	1,922	—	—	2,796	45
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	25
SunTrust Bank III	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	57
SunTrust Bank III	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	28
SunTrust Bank III	New Smyrna Beach	FL	3/10/2014	—	(3)	244	1,245	—	—	1,489	31
SunTrust Bank III	New Port Richey	FL	3/10/2014	—	(3)	602	1,104	—	—	1,706	27
SunTrust Bank III	Tampa	FL	3/10/2014	—	(3)	356	1,042	—	—	1,398	30
SunTrust Bank III	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	46
SunTrust Bank III	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	44
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	211	1,237	—	—	1,448	30
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	108
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	38
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	2,469	1,716	—	—	4,185	40
SunTrust Bank III	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	13
SunTrust Bank III	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	19
SunTrust Bank III	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	14
SunTrust Bank III	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	55
SunTrust Bank III	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	19
SunTrust Bank III	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	31
SunTrust Bank III	Morrow	GA	3/10/2014	—	(3)	400	1,759	—	—	2,159	41
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	30

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	47
SunTrust Bank III	Thomson	GA	3/10/2014	—	(3)	91	719	—	—	810	19
SunTrust Bank III	Evans	GA	3/10/2014	—	(3)	969	2,103	—	—	3,072	54
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	27
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	27
SunTrust Bank III	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	21
SunTrust Bank III	Albany	GA	3/10/2014	—	(3)	260	531	—	—	791	18
SunTrust Bank III	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	21
SunTrust Bank III	Brunswick	GA	3/10/2014	—	(3)	384	888	—	—	1,272	23
SunTrust Bank III	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	18
SunTrust Bank III	Cartersville	GA	3/10/2014	—	(3)	658	1,734	—	—	2,392	41
SunTrust Bank III	Annapolis	MD	3/10/2014	—	(3)	3,331	1,655	—	—	4,986	34
SunTrust Bank III	Glen Burnie	MD	3/10/2014	—	(3)	2,307	1,236	—	—	3,543	28
SunTrust Bank III	Cambridge	MD	3/10/2014	—	(3)	1,130	1,265	—	—	2,395	27
SunTrust Bank III	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	12
SunTrust Bank III	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	20
SunTrust Bank III	Bessemer City	NC	3/10/2014	—	(3)	212	588	—	—	800	14
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	529	650	—	—	1,179	16
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	563	750	—	—	1,313	20
SunTrust Bank III	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	17
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	18
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	15
SunTrust Bank III	Greensboro	NC	3/10/2014	—	(3)	488	794	—	—	1,282	21
SunTrust Bank III	Harrisburg	NC	3/10/2014	—	(3)	151	389	—	—	540	11
SunTrust Bank III	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	23
SunTrust Bank III	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	89
SunTrust Bank III	Lexington	NC	3/10/2014	—	(3)	129	266	—	—	395	10
SunTrust Bank III	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	21
SunTrust Bank III	Oxford	NC	3/10/2014	—	(3)	530	1,727	—	—	2,257	39
SunTrust Bank III	Rural Hall	NC	3/10/2014	—	(3)	158	193	—	—	351	6
SunTrust Bank III	Stanley	NC	3/10/2014	—	(3)	183	398	—	—	581	12
SunTrust Bank III	Sylva	NC	3/10/2014	—	(3)	51	524	—	—	575	11
SunTrust Bank III	Walnut Cove	NC	3/10/2014	—	(3)	212	690	—	—	902	16
SunTrust Bank III	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	13
SunTrust Bank III	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	18

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	21
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	17
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	26
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	49
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	204	740	—	—	944	17
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	44
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	47
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	37
SunTrust Bank III	Smyrna	TN	3/10/2014	—	(3)	501	767	—	—	1,268	21
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	19
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	262	182	—	—	444	6
SunTrust Bank III	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	14
SunTrust Bank III	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	17
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	19
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	8
SunTrust Bank III	Kingsport	TN	3/10/2014	—	(3)	162	260	—	—	422	7
SunTrust Bank III	Loudon	TN	3/10/2014	—	(3)	331	541	—	—	872	13
SunTrust Bank III	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	15
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	9
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	6
SunTrust Bank III	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	25
SunTrust Bank III	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	10
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	18
SunTrust Bank III	Radford	VA	3/10/2014	—	(3)	137	203	—	—	340	6
SunTrust Bank III	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	16
SunTrust Bank III	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	29
SunTrust Bank III	Accomac	VA	3/10/2014	—	(3)	149	128	—	—	277	3
SunTrust Bank III	Painter	VA	3/10/2014	—	(3)	89	259	—	—	348	7
SunTrust Bank III	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	41
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	29
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	44
SunTrust Bank III	Bethesda	MD	3/10/2014	—	(3)	7,460	2,822	—	—	10,282	59
SunTrust Bank III	Raleigh	NC	3/10/2014	—	(3)	629	1,581	—	—	2,210	35
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	—	—	10,582	203
SunTrust Bank IV	Lake Mary	FL	3/10/2014	—	(4)	1,911	2,849	—	—	4,760	66

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank IV	Bayonet Point	FL	3/10/2014	—	(4)	528	1,172	—	—	1,700	29
SunTrust Bank IV	Marianna	FL	3/10/2014	—	(4)	134	3,069	—	—	3,203	66
SunTrust Bank IV	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	49
SunTrust Bank IV	Deltona	FL	3/10/2014	—	(4)	631	1,512	—	—	2,143	39
SunTrust Bank IV	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	58
SunTrust Bank IV	Pembroke Pines	FL	3/10/2014	—	(4)	1,688	548	—	—	2,236	16
SunTrust Bank IV	Palm Coast	FL	3/10/2014	—	(4)	447	1,548	—	—	1,995	38
SunTrust Bank IV	Clearwater	FL	3/10/2014	—	(4)	783	1,936	—	—	2,719	44
SunTrust Bank IV	Clearwater	FL	3/10/2014	—	(4)	353	1,863	—	—	2,216	44
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	31
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	559	750	—	—	1,309	23
SunTrust Bank IV	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	21
SunTrust Bank IV	Stone Mountain	GA	3/10/2014	—	(4)	461	475	—	—	936	12
SunTrust Bank IV	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	—	1,812	34
SunTrust Bank IV	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	14
SunTrust Bank IV	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	24
SunTrust Bank IV	Charlotte	NC	3/10/2014	—	(4)	651	444	—	—	1,095	13
SunTrust Bank IV	Creedmoor	NC	3/10/2014	—	(4)	306	789	—	—	1,095	20
SunTrust Bank IV	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	23
SunTrust Bank IV	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	11
SunTrust Bank IV	Roxboro	NC	3/10/2014	—	(4)	234	1,100	—	—	1,334	25
SunTrust Bank IV	Liberty	SC	3/10/2014	—	(4)	254	911	—	—	1,165	21
SunTrust Bank IV	Nashville	TN	3/10/2014	—	(4)	1,035	745	—	—	1,780	18
SunTrust Bank IV	Lebanon	TN	3/10/2014	—	(4)	851	1,102	—	—	1,953	27
SunTrust Bank IV	Johnson City	TN	3/10/2014	—	(4)	174	293	—	—	467	9
SunTrust Bank IV	Gloucester	VA	3/10/2014	—	(4)	154	2,281	—	—	2,435	52
SunTrust Bank IV	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	14
SunTrust Bank IV	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	36
SunTrust Bank IV	Douglas	GA	3/10/2014	—	(4)	73	1,248	—	—	1,321	28
Dollar General XVIII	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	17
Mattress Firm I	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	25
Sanofi US I	Bridgewater	NJ	3/20/2014	190,000		16,009	194,287	—	—	210,296	3,904
Dollar General XVII	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	17
Family Dollar IX	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	18
Mattress Firm I	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	28

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

(In thousands)					Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2014 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Bi-Lo I	Greenville	SC	5/8/2014	—	1,504	4,770	—	—	6,274	91
Stop & Shop I	Bristol	RI	5/8/2014	7,977	2,860	10,010	—	—	12,870	186
Stop & Shop I	Cumberland	RI	5/8/2014	—	3,295	13,693	—	—	16,988	261
Stop & Shop I	Framingham	MA	5/8/2014	8,863	3,971	12,289	—	—	16,260	213
Stop & Shop I	Hyde Park	NY	5/8/2014	—	3,154	10,646	—	—	13,800	197
Stop & Shop I	Malden	MA	5/8/2014	12,151	4,418	15,195	—	—	19,613	262
Stop & Shop I	Sicklerville	NJ	5/8/2014	—	2,367	9,873	—	—	12,240	179
Stop & Shop I	Southington	CT	5/8/2014	—	3,238	13,169	—	—	16,407	241
Stop & Shop I	Swampscott	MA	5/8/2014	10,579	3,644	12,982	—	—	16,626	224
Dollar General XVII	Forest Hill	LA	5/12/2014	—	83	728	—	—	811	16
Dollar General XIX	Chelsea	OK	5/13/2014	—	231	919	—	—	1,150	21
Dollar General XX	Brookhaven	MS	5/14/2014	—	186	616	—	—	802	13
Dollar General XX	Columbus	MS	5/14/2014	—	370	491	—	—	861	12
Dollar General XX	Forest	MS	5/14/2014	—	72	856	—	—	928	17
Dollar General XX	Rolling Fork	MS	5/14/2014	—	244	929	—	—	1,173	19
Dollar General XX	West Point	MS	5/14/2014	—	318	506	—	—	824	13
Dollar General XXI	Huntington	WV	5/29/2014	—	101	1,101	—	—	1,202	22
Dollar General XXII	Warren	IN	5/30/2014	—	88	962	—	—	1,050	16
Encumbrances allocated based on notes below				572,677
Total				$893,079	$358,955	$1,549,787	$—	$—	$1,899,099	$74,648
  ___________________________________

(1)	These properties collateralize a $750.0 million credit facility, which had $423.0 million outstanding as of December 31, 2014.

(2)	These properties collateralize a mortgage note payable of $25.0 million as of December 31, 2014.

(3)	These properties collateralize a mortgage note payable of $99.7 million as of December 31, 2014.

(4)	These properties collateralize a mortgage note payable of $25.0 million as of December 31, 2014.

(5)	Acquired intangible lease assets allocated to individual properties in the amount of $319.0 million are not reflected in the table above.

(6)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $2.1 billion.

(7)	The accumulated depreciation column excludes $36.2 million of accumulated amortization associated with acquired intangible lease assets.

(8)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

AMERICAN REALTY CAPITAL TRUST V, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013
(In thousands)
Real estate investments, at cost:
Balance at beginning of year	$1,016,599	$—
Additions - acquisitions	882,500	1,016,599
Disposals	—	—
Balance at end of the year	$1,899,099	$1,016,599

Accumulated depreciation:
Balance at beginning of year	$12,077	$—
Depreciation expense	62,571	12,077
Disposals	—	—
Balance at end of the year	$74,648	$12,077