Form 10-Q
period 2015-03-31
American Realty Capital Trust V, Inc.
filed 2015-05-19
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$358,278	$358,278
Buildings, fixtures and improvements	1,540,821	1,540,821
Acquired intangible lease assets	319,028	319,028
Total real estate investments, at cost	2,218,127	2,218,127
Less: accumulated depreciation and amortization	(137,013)	(110,875)
Total real estate investments, net	2,081,114	2,107,252
Cash and cash equivalents	94,631	74,760
Investment securities, at fair value	10,107	18,991
Prepaid expenses and other assets	16,344	14,104
Deferred costs, net	12,621	13,923
Total assets	$2,214,817	$2,229,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$469,836	$470,079
Mortgage premiums, net	20,241	22,100
Credit facility	423,000	423,000
Below-market lease liabilities, net	19,138	19,473
Accounts payable and accrued expenses	14,892	12,799
Deferred rent and other liabilities	5,897	7,238
Distributions payable	9,234	9,176
Total liabilities	962,238	963,865
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 65,662,261 and 65,257,954 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	657	653
Additional paid-in capital	1,446,554	1,437,147
Accumulated other comprehensive income	286	463
Accumulated deficit	(194,918)	(173,098)
Total stockholders' equity	1,252,579	1,265,165
Total liabilities and stockholders' equity	$2,214,817	$2,229,030

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$40,215	$26,726
Operating expense reimbursements	2,651	3,398
Total revenues	42,866	30,124

Operating expenses:
Property operating	3,087	3,527
Acquisition and transaction related	129	14,532
General and administrative	1,947	1,094
Depreciation and amortization	25,387	17,888
Total operating expenses	30,550	37,041
Operating income (loss)	12,316	(6,917)
Other (expense) income:
Interest expense	(8,160)	(3,444)
Income from investment securities	169	955
Gain (Loss) on sale of investment securities	546	(166)
Other income	30	3
Total other expense, net	(7,415)	(2,652)
Net income (loss)	$4,901	$(9,569)

Other comprehensive income (loss):
Change in unrealized income on investment securities	(177)	5,231
Comprehensive income (loss)	$4,724	$(4,338)

Basic net income (loss) per share	$0.07	$(0.15)
Diluted net income (loss) per share	$0.07	$(0.15)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	65,257,954	$653	$1,437,147	$463	$(173,098)	$1,265,165
Common stock issued through distribution reinvestment plan	630,906	6	14,820	—	—	14,826
Common stock repurchases	(227,875)	(2)	(5,420)	—	—	(5,422)
Share-based compensation	1,276	—	7	—	—	7
Distributions declared	—	—	—	—	(26,721)	(26,721)
Net loss	—	—	—	—	4,901	4,901
Other comprehensive income	—	—	—	(177)	—	(177)
Balance, March 31, 2015	65,662,261	$657	$1,446,554	$286	$(194,918)	$1,252,579

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,901	$(9,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,737	13,058
Amortization of in-place lease assets	8,650	4,830
Amortization of deferred financing costs	1,302	754
Amortization of mortgage premiums	(1,859)	(484)
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	416	150
Share-based compensation	7	5
(Gain) Loss on sale of investment securities	(546)	166
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,240)	8,134
Accounts payable and accrued expenses	1,780	2,595
Deferred rent and other liabilities	(1,341)	1,068
Net cash provided by operating activities	27,807	20,707
Cash flows from investing activities:
Investments in real estate and other assets	—	(416,866)
Deposits for real estate acquisitions	—	(15,087)
Proceeds from the sale of investment securities	9,253	9,571
Net cash provided by (used in) investing activities	9,253	(422,382)
Cash flows from financing activities:
Payments of mortgage notes payable	(243)	(76)
Proceeds from credit facility	—	338,000
Payments of deferred financing costs	—	(8,466)
Proceeds from issuances of common stock	—	127
Payments of offering costs and fees related to stock issuances, net	—	(24)
Common stock repurchases	(5,109)	—
Distributions paid	(11,837)	(10,884)
Restricted cash	—	(331)
Net cash (used in) provided by financing activities	(17,189)	318,346
Net change in cash and cash equivalents	19,871	(83,329)
Cash and cash equivalents, beginning of period	74,760	101,176
Cash and cash equivalents, end of period	$94,631	$17,847

Supplemental Disclosures:
Cash paid for interest	$8,186	$421
Cash paid for income taxes	$8	$23

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$422,321
Premiums on assumed mortgage notes payable	$—	$24,560
Common stock issued through distribution reinvestment plan	$14,826	$14,819

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
On April 25, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to its initial investors who were admitted as stockholders. As permitted under the Company's Registration Statement, the Company reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, the Company registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. The IPO closed in October 2013. As of March 31, 2015, the Company had 65.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") of $23.50, calculated by the Advisor in accordance with the Company's valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "NAV Pricing Date"), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by the Company pursuant to the Company's share repurchase plan (the "SRP") will each be equal to the Estimated Per-Share NAV of the Company's common stock. Because the Company’s Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company did not publish Estimated Per-Share NAV as of December 31, 2014. The Company intends to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 the Company expects to appraise 100% of its properties.
The Company has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on April 29, 2013. As of March 31, 2015, the Company owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.4 years.
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
March 31, 2015
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
During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives. On April 15, 2015, upon recommendation by the Advisor and approval by the Company’s board of directors, the Company adopted new Investment Objectives and Acquisition and Investment Policies (the “New Strategy”). Under the New Strategy, the Company expects to focus on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors (such investments collectively, “CRE Debt Investments”). The Company will maintain its investments in its existing portfolio of 463 net leased commercial real estate properties (the “Net Lease Portfolio”). The Company will continue to selectively invest in additional net lease properties to consolidate the Net Lease Portfolio, however the Company will not forgo opportunities to invest in other types of real estate investments that meet its overall investment objectives. The Company intends to finance its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 15, 2015. The Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2014, include adjustments, as previously disclosed in the Company’s Form 10-K, to reflect certain adjustments and final purchase price allocations to previously reported information associated with acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.1 million, depreciation and amortization expense decreased by $1.2 million and net loss decreased $1.1 million for the three months ended March 31, 2014. In addition, real estate investments, net increased $17.7 million, below market lease liabilities, net increased $16.6 million and total stockholders’ equity increased $1.1 million as of March 31, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Note 3 — Real Estate Investments
The Company owned 463 properties as of March 31, 2015. The rentable square feet or annualized rental income on a straight-line basis of the four properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of March 31, 2015.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2015. The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2014:

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2014
Real estate investments, at cost:
Land	$179,733
Buildings, fixtures and improvements	560,445
Total tangible assets	740,178
Acquired intangibles:
In-place leases	143,193
Above-market lease assets	13,403
Below-market lease liabilities	(16,759)
Total assets acquired	880,015
Mortgage notes payable assumed	(422,321)
Premiums on mortgage notes payable assumed	(24,560)
Deposits paid in prior periods	(26,170)
Cash paid for acquired real estate investments, at cost	$406,964	(1)
Number of properties purchased	204
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 to December 31, 2015	$115,784
2016	157,021
2017	159,420
2018	130,987
2019	132,708
Thereafter	836,223
$1,532,143
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	March 31,
Tenant	2015	2014
SunTrust Bank	17.9%	19.3%
Sanofi US	11.6%	12.4%
C&S Wholesale Grocer	10.4%	11.1%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014:

	March 31,
State	2015	2014
New Jersey	20.3%	21.2%
Georgia	11.2%	12.0%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.
Note 4 — Investment Securities
As of March 31, 2015 and December 31, 2014, the Company had investments in debt securities consisting of redeemable preferred stock with an aggregate fair value of $10.1 million and $19.0 million respectively. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of March 31, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Debt securities	$9,821	$293	$(7)	$10,107

December 31, 2014
Debt securities	$18,528	$463	$—	$18,991
Unrealized losses as of March 31, 2015 were considered temporary and therefore no impairment was recorded during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $8.7 million for $9.2 million, resulting in a realized gain on sale of investment securities of $0.5 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the outstanding balance under the Credit Facility was $423.0 million. The Company's unused borrowing capacity was $238.0 million and $234.6 million as of March 31, 2015 and December 31, 2014, respectively, based on the assets assigned to the Credit Facility. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
March 31, 2015
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014		Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,439	$8,519	6.01%		6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	190,000	5.83%		5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,407	39,570	5.63%		5.63%		Fixed	Jun. 2021
Total	191	$469,836	$470,079	5.66%	(1)	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2015:

(In thousands)	Future Principal Payments
April 1, 2015 to December 31, 2015	$190,721
2016	1,014
2017	83,393
2018	1,143
2019	1,211
Thereafter	192,354
$469,836
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
March 31, 2015
(Unaudited)

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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Investment securities	$10,107	$—	$—	$10,107
December 31, 2014
Investment securities	$18,991	$—	$—	$18,991
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$490,077	$503,420	$492,179	$505,629
Credit facility	3	$423,000	$423,000	$423,000	$423,000
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 65.7 million and 65.3 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

On April 9, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period of $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. See Note 15 — Subsequent Events for changes to the distribution policy.
Share Repurchase Program
The Company's board of directors has adopted the SRP that enables stockholders to sell their shares to the Company under limited circumstances. The SRP permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations described below.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Three months ended March 31, 2015	86	227,875	23.79
Cumulative repurchases as of March 31, 2015 (1)	244	531,782	$23.92
_____________________

(1)
Includes 83 unfulfilled repurchase requests consisting of 226,466 shares with a weighted-average repurchase price per share of $23.79, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability was included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of March 31, 2015.

See Note 15 — Subsequent Events for changes to the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014, the Company offers shares pursuant to the DRIP at Estimated Per-Share NAV. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company issued 0.6 million and 2.6 million shares of common stock with a value of $14.8 million and $61.0 million, respectively, and a par value per share of $0.01, pursuant to the DRIP.
See Note 15 — Subsequent Events for changes to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 to December 31, 2015	$666
2016	895
2017	900
2018	882
2019	882
Thereafter	5,526
$9,751
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2015 and December 31, 2014, the Special Limited Partner, an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.
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

	Three Months Ended March 31,			Payable as of
(In thousands)	2015	2014		March 31, 2015	December 31, 2014
Total commissions and fees from the Dealer Manager	$—	$(3)	(1)	$—	$(13)
_________________________________

(1)
During the three months ended March 31, 2014, the Company was reimbursed for selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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

	Three Months Ended March 31,		Payable as of
(In thousands)	2015	2014	March 31, 2015	December 31, 2014
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$(253)	$—	$—
Fees and Participations Incurred in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of March 31, 2015, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment. As of March 31, 2015, the total of all acquisition fees, acquisition expenses and any financing coordination fees did not exceed the 4.5% threshold.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, as of the NAV Pricing Date, to Estimated Per-Share NAV. See Note 15 — Subsequent Events for changes to this arrangement. As of March 31, 2015, in aggregate, the Company's board of directors had approved the issuance of 703,796 Class B Units to the Advisor in connection with this arrangement. As of March 31, 2015, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2015 and 2014.
The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Effective August 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were fully amortized to general and administrative expenses as of December 31, 2013. No such costs were incurred during the three months ended March 31, 2015. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) during the period the service was provided.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2015		2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$8,824	$—	$—	$—
Financing coordination fees	—	—	4,778	—	—	—
Ongoing fees:
Transfer agent and other professional services	631	—	490	—	867	753
Distributions on Class B Units	286	—	43	—	—	—
Total related party operation fees and reimbursements	$917	$—	$14,135	$—	$867	$753
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the three months ended March 31, 2015 and 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No such fees were waived or costs were absorbed by the Advisor during the three months ended March 31, 2015 and 2014.
Fees and Participations Incurred in Connection With Liquidation or Listing
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three months ended March 31, 2015 and 2014. The Company incurred all expenses pursuant to this agreement during the second and third quarters of 2014 in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss).

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, the Company prepaid $0.3 million related to this agreement. As of March 31, 2015, $0.7 million of prepayments related to this agreement are included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. The Company did not incur expenses for services provided pursuant to this agreement during the three months ended March 31, 2015 and 2014. The Company incurred $1.0 million expenses pursuant to this agreement during the third quarter of 2014, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of March 31, 2015.
The Company may pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015 and 2014.
If the Company is not listed on a national securities exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three months ended March 31, 2015 and 2014.
If the common stock of the Company is listed on a national securities exchange, the Company expects to pay a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors, which amount would be evidenced by a non-interest bearing promissory note. The Company cannot assure that it will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2015 and 2014. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
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

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company pays the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015 and 2014.
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
The following table reflects restricted share award activity for the three months ended March 31, 2015:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	4,799	$22.50
Granted	1,276	23.50
Unvested, March 31, 2015	6,075	$22.71
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $7,000 and $5,000 for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 2.7 years.

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2015 and 2014.
Note 13 — Accumulated Other Comprehensive Income
The following tables illustrate the changes in accumulated other comprehensive income for the period presented below:

(In thousands)	Unrealized Gains on Available-for-sale Securities
Balance, January 1, 2015	$463
Other comprehensive loss, before reclassifications	(723)
Amounts reclassified from accumulated other comprehensive income	546	(1)
Balance, March 31, 2015	$286
_________________________________

(1)	Amounts were reclassified to gain (loss) on sale of investment securities on the consolidated statements of operations and comprehensive income (loss).
Note 14 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Basic net income (loss)	$4,901	$(9,569)
Adjustments to net income (loss) for common share equivalents	(116)	—
Diluted net income (loss)	$4,785	$(9,569)

Basic weighted-average shares outstanding	65,672,016	62,693,554
Basic net income (loss) per share	$0.07	$(0.15)
Diluted weighted-average shares outstanding	65,677,204	62,693,554
Diluted net income (loss) per share	$0.07	$(0.15)
Diluted net income (loss) per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents, and thus were included in the calculation of diluted net income per share for the three months ended March 31, 2015 to the extent their effect was dilutive. The Company had the following common share equivalents as of March 31, 2014, which were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 as their effect would have been antidilutive for the periods presented:

Three Months Ended March 31,
2014
Unvested restricted stock	4,000
OP Units	90
Class B Units	171,673
Total common stock equivalents	175,763

AMERICAN REALTY CAPITAL TRUST V, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Listing on NYSE and Name Change
On April 15, 2015, the Company applied to list its common stock on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing"). In connection with the Listing, the Company intends to file Articles of Amendment to change the Company's name to "American Finance Trust, Inc."
Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that the Company’s shares of Common Stock will be listed on the NYSE.
New Strategy
On April 15, 2015, the Advisor recommended, and the Company's board of directors approved, the Company’s New Strategy, pursuant to which the Company expects to focus its new investment activity on originating and acquiring CRE Debt Investments. The Company will continue to maintain and selectively invest in additions to the Net Lease Portfolio, however the Company will not forgo opportunities to invest in other types of real estate investments that meet the Company’s overall investment objectives.
Tender Offer
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
Subordinated Listing Distribution
In connection with the Listing, the Company, as the general partner of the OP, will cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of the Company’s Common Stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total raised in the Company’s initial public offering (“IPO”) and under the Company’s distribution reinvestment plan (“DRIP”) prior to the Listing (“Gross Proceeds”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of Common Stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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
March 31, 2015
(Unaudited)

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
March 31, 2015
(Unaudited)

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
March 31, 2015
(Unaudited)

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
Amended and Restated Incentive Restricted Share Plan
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the “A&R Restricted Share Plan”) that replaces in its entirety the Company’s Employee and Director RSP (the “Old Restricted Share Plan”). The A&R Restricted Share Plan amends the terms of the Old Restricted Share Plan as follows:

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
March 31, 2015
(Unaudited)

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

Overview
We were incorporated on January 22, 2013 as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On April 4, 2013, we commenced our initial public offering (our "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock.
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2015, we had 65.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "NAV Pricing Date"), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to the SRP will each be equal to the Estimated Per-Share NAV of our common stock. Because our Annual Report on Form 10-K was filed in close proximity to the statutory deadline for filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we did not publish Estimated Per-Share NAV as of December 31, 2014. We intend to publish an Estimated Per-Share NAV as of March 31, 2015 shortly following the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In determining Estimated Per-Share NAV, each property is appraised at least annually and appraisals will be spread out over the course of a year so that, typically, approximately 25% of all properties are appraised each quarter. However, in connection with determining Estimated Per-Share NAV as of March 31, 2015 we expect to appraise 100% of our properties.
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant retail properties that are net leased to investment grade and other creditworthy tenants. All properties are operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2015, we owned 463 properties with an aggregate purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased with a weighted-average remaining lease term of 9.4 years.
Substantially all of our business is conducted through American Realty Capital Operating Partnership V, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust V Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties V, LLC (the "Property Manager") serves as our property manager. The Dealer Manager served as the dealer manager of our IPO. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received and/or may receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages.
During the second quarter of 2014, we announced that we engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist us in evaluating potential strategic alternatives. On April 15, 2015, upon recommendation by our Advisor and approval by our board of directors, we adopted new Investment Objectives and Acquisition and Investment Policies (our “New Strategy”). Under the New Strategy, we expect to focus on originating and acquiring first mortgage and other commercial real estate-related debt investments across all major commercial real estate sectors (such investments collectively, “CRE Debt Investments”). We will maintain our investments in our existing portfolio of 463 net leased commercial real estate properties (our “Net Lease Portfolio”). We will continue to selectively invest in additional net lease properties to consolidate the Net Lease Portfolio, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives. We intend to finance our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
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

Properties
As of March 31, 2015, we owned 463 properties located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.4 years as of March 31, 2015. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we own at March 31, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Apr. & May 2013	2	18,126	13.1	$2,243
Walgreens I	Jul. 2013	1	10,500	22.5	3,632
Dollar General II	Jul. 2013	2	18,052	13.2	2,346
Auto Zone I	Jul. 2013	1	7,370	12.3	1,519
Dollar General III	Jul. 2013	5	45,989	13.1	5,783
BSFS I	Jul. 2013	1	8,934	8.8	3,047
Dollar General IV	Jul. 2013	2	18,126	10.9	1,989
Tractor Supply I	Aug. 2013	1	19,097	12.7	4,074
Dollar General V	Aug. 2013	1	12,480	12.9	2,295
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	10.4	10,817
Family Dollar I	Aug. 2013	1	8,050	6.3	955
Lowe's I	Aug. 2013	5	671,313	14.3	58,695
O'Reilly Auto Parts I	Aug. 2013	1	10,692	15.3	1,005
Food Lion I	Aug. 2013	1	44,549	14.6	8,910
Family Dollar II	Aug. 2013	1	8,028	8.3	969
Walgreens II	Aug. 2013	1	14,490	18.0	3,200
Dollar General VI	Aug. 2013	1	9,014	10.9	1,431
Dollar General VII	Aug. 2013	1	9,100	13.0	1,210
Family Dollar III	Aug. 2013	1	8,000	7.5	1,004
Chili's I	Aug. 2013	2	12,700	10.7	5,760
CVS I	Aug. 2013	1	10,055	10.9	2,640
Joe's Crab Shack I	Aug. 2013	2	16,012	12.0	7,975
Dollar General VIII	Sep. 2013	1	9,100	13.4	1,418
Tire Kingdom I	Sep. 2013	1	6,635	10.0	2,063
Auto Zone II	Sep. 2013	1	7,370	8.2	1,591
Family Dollar IV	Sep. 2013	1	8,320	8.3	879
Fresenius I	Sep. 2013	1	5,800	10.3	2,223
Dollar General IX	Sep. 2013	1	9,014	10.1	875
Advance Auto I	Sep. 2013	1	10,500	8.3	834
Walgreens III	Sep. 2013	1	15,120	11.0	4,839
Walgreens IV	Sep. 2013	1	13,500	9.5	2,796
CVS II	Sep. 2013	1	13,905	21.9	2,958
Arby's I	Sep. 2013	1	3,000	13.3	2,320
Dollar General X	Sep. 2013	1	9,100	13.0	1,305
AmeriCold I	Sep. 2013	9	1,407,166	12.5	173,939
Home Depot I	Sep. 2013	2	1,315,200	11.9	79,055
New Breed Logistics I	Sep. 2013	1	390,486	6.6	24,738
American Express Travel Related Services I	Sep. 2013	2	785,164	4.9	91,548
L.A. Fitness I	Sep. 2013	1	45,000	8.9	12,067
SunTrust Bank I	Sep. 2013	32	182,400	2.8	59,395
National Tire & Battery I	Sep. 2013	1	10,795	8.7	1,311
Circle K I	Sep. 2013	19	54,521	13.6	25,815
Walgreens V	Sep. 2013	1	14,490	12.4	5,750
Walgreens VI	Sep. 2013	1	14,560	14.1	4,470

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
FedEx Ground I	Sep. 2013	1	21,662	8.2	2,999
Walgreens VII	Sep. 2013	10	142,140	14.6	40,517
O'Charley's I	Sep. 2013	20	135,973	16.6	42,970
Krystal Burgers Corporation I	Sep. 2013	6	12,730	14.5	8,461
Merrill Lynch I	Sep. 2013	3	553,841	9.7	165,436
1st Constitution Bancorp I	Sep. 2013	1	4,500	8.8	1,907
American Tire Distributors I	Sep. 2013	1	125,060	8.8	8,868
Tractor Supply II	Oct. 2013	1	23,500	8.5	1,627
United Healthcare I	Oct. 2013	1	400,000	6.3	66,568
National Tire & Battery II	Oct. 2013	1	7,368	17.2	2,199
Tractor Supply III	Oct. 2013	1	19,097	13.1	2,813
Mattress Firm II	Oct. 2013	1	4,304	8.4	1,058
Dollar General XI	Oct. 2013	1	9,026	12.1	1,102
Academy Sports I	Oct. 2013	1	71,640	13.3	8,890
Talecris Plasma Resources I	Oct. 2013	1	22,262	8.0	3,275
Amazon I	Oct. 2013	1	79,105	8.3	9,548
Fresenius II	Oct. 2013	2	16,047	12.4	6,542
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	13.7	2,276
Dollar General XIII	Nov. 2013	1	9,169	11.0	1,065
Advance Auto II	Nov. 2013	2	13,887	8.1	3,260
FedEx Ground II	Nov. 2013	1	48,897	8.3	4,844
Burger King I	Nov. 2013	41	168,192	18.7	63,138
Dollar General XIV	Nov. 2013	3	27,078	13.2	3,764
Dollar General XV	Nov. 2013	1	9,026	13.6	1,337
FedEx Ground III	Nov. 2013	1	24,310	8.4	4,071
Dollar General XVI	Nov. 2013	1	9,014	10.7	994
Family Dollar V	Nov. 2013	1	8,400	8.0	877
Walgreens VIII	Dec. 2013	1	14,490	8.8	5,150
CVS III	Dec. 2013	1	10,880	8.8	3,341
Mattress Firm III	Dec. 2013	1	5,057	8.3	1,887
Arby's II	Dec. 2013	1	3,494	13.1	1,325
Family Dollar VI	Dec. 2013	2	17,484	8.8	1,903
SAAB Sensis I	Dec. 2013	1	90,822	10.0	19,346
Citizens Bank I	Dec. 2013	9	34,777	8.8	26,158
Walgreens IX	Jan. 2014	1	14,490	7.8	6,158
SunTrust Bank II	Jan. 2014	30	148,233	2.8	61,326
Mattress Firm IV	Jan. 2014	1	5,040	9.4	2,504
FedEx Ground IV	Jan. 2014	1	59,167	8.3	5,885
Mattress Firm V	Jan. 2014	1	5,548	8.6	2,261
Family Dollar VII	Feb. 2014	1	8,320	9.3	794
Aaron's I	Feb. 2014	1	7,964	8.4	1,052
Auto Zone III	Feb. 2014	1	6,786	8.0	1,253
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	7.5	200,212
Advance Auto III	Feb. 2014	1	6,124	9.4	1,984
Family Dollar VIII	Mar. 2014	3	24,960	8.3	3,179
Dollar General XVII	Mar. & May 2014	3	27,078	13.0	3,400
SunTrust Bank III	Mar. 2014	121	646,535	2.8	248,976
SunTrust Bank IV	Mar. 2014	30	171,209	2.8	59,903
Dollar General XVIII	Mar. 2014	1	9,026	13.0	1,139
Sanofi US I	Mar. 2014	1	736,572	11.3	251,114
Family Dollar IX	Apr. 2014	1	8,320	9.0	1,234

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Stop & Shop I	May 2014	8	544,112	11.6	145,445
Bi-Lo I	May 2014	1	55,718	10.8	7,819
Dollar General XIX	May 2014	1	12,480	13.4	1,502
Dollar General XX	May 2014	5	48,584	12.1	5,988
Dollar General XXI	May 2014	1	9,238	13.4	1,634
Dollar General XXII	May 2014	1	10,566	12.1	1,342
		463	13,107,548	9.4	$2,169,308
_____________________

(1)	Remaining lease term in years as of March 31, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2015, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. As of March 31, 2014, we owned 443 properties with an aggregate base purchase price of $2.0 billion, comprised of 12.4 million rentable square feet that were 100.0% leased on a weighted-average basis. Accordingly, our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflect significant increases in most categories due to our acquisition activity.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Rental Income
Rental income increased $13.5 million to $40.2 million for the three months ended March 31, 2015, compared to $26.7 million for the three months ended March 31, 2014. Rental income was driven by our operation of 463 properties with an aggregate base purchase price of $2.2 billion, comprising 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis as of March 31, 2015, which includes the operation of the 204 properties we purchased during the three months ended March 31, 2014 for the full three months ended March 31, 2015. Rental income was driven by our operation of 443 properties with an aggregate base purchase price of $2.0 billion, comprising 12.4 million rentable square feet that were 100.0% leased on a weighted-average basis as of March 31, 2014.
Operating Expense Reimbursements
Operating expense reimbursement revenue decreased $0.7 million to $2.7 million for the three months ended March 31, 2015, compared to $3.4 million for the three months ended March 31, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This decrease in operating expense reimbursements was due to decreased reimbursement of common area maintenance expenses at our Merrill Lynch properties as a result of revisions to the properties’ operating budget.
Property Operating Expense
Property operating expense decreased $0.4 million to $3.1 million for the three months ended March 31, 2015, compared to $3.5 million for the three months ended March 31, 2014. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The decrease in property operating expense was due to decreased common area maintenance expenses at our Merrill Lynch properties as a result of a revisions to the properties’ operating budget.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $14.4 million to $0.1 million for the three months ended March 31, 2015, compared to $14.5 million for the three months ended March 31, 2014. We did not acquire any properties during the three months ended March 31, 2015; the $0.1 million of acquisition and transaction related expense primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures. For the three months ended March 31, 2014, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our purchase of 204 properties with an aggregate base purchase price of $855.5 million.

General and Administrative Expense
General and administrative expense increased $0.8 million to $1.9 million for the three months ended March 31, 2015, compared to $1.1 million for three months ended March 31, 2014. This increase is primarily due to higher professional fees, local income taxes, directors and officers insurance costs, distributions on Class B Units and board member compensation to support our current real estate portfolio compared to the three months ended March 31, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $7.5 million to $25.4 million for the three months ended March 31, 2015, compared to $17.9 million for the three months ended March 31, 2014. This increase was driven by our operation of 463 properties acquired as of March 31, 2015, which includes the operation of the 204 properties we purchased during the three months ended March 31, 2014 for the full three months ended March 31, 2015, compared to our operation of 443 properties as of March 31, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $4.8 million to $8.2 million for the three months ended March 31, 2015, compared to $3.4 million for the three months ended March 31, 2014. This increase is due primarily to an increase in interest, unused fees and amortization of deferred financing costs associated with our mortgage notes payable and credit facility, partially offset by amortization of mortgage premiums. For the three months ended March 31, 2015, our mortgage notes payable outstanding had a weighted-average balance of $470.0 million and a weighted-average effective interest rate of 5.66% and our borrowings outstanding under our credit facility had a weighted-average balance of $423.0 million and a weighted-average effective interest rate of 1.93%. For the three months ended March 31, 2014, our mortgage notes payable outstanding had a weighted-average balance of $147.5 million and a weighted-average effective interest rate of 5.65% and our borrowings outstanding under our credit facility had a weighted-average balance of $167.8 million and a weighted-average effective interest rate of 3.85%.
Income from Investment Securities
Income from investment securities decreased $0.8 million to $0.2 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014. This decrease primarily relates to our sale of several investment securities between March 31, 2014 and March 31, 2015. We held investment securities, at fair value, of $10.1 million as of March 31, 2015, compared to $54.1 million as of March 31, 2014.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.5 million for the three months ended March 31, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $8.7 million for $9.2 million. Loss on sale of investment securities of $0.2 million for the three months ended March 31, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $9.8 million for $9.6 million.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we had cash flows provided by operating activities of $27.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the three months ended March 31, 2015 include $0.1 million of acquisition and transaction related costs. Cash inflows during the three months ended March 31, 2015 included a net income adjusted for non-cash items of $29.6 million (net income of $4.9 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $24.7 million) and an increase in accounts payable and accrued expenses of $1.8 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.2 million and a decrease in deferred rent and other liabilities of $1.3 million.
The net cash provided by investing activities during the three months ended March 31, 2015 of $9.3 million related to proceeds from the sale of investment securities.
The net cash used in financing activities of $17.2 million during the three months ended March 31, 2015 consisted primarily of cash distributions of $11.8 million, common stock repurchases of $5.1 million and payments of mortgage notes payable of $0.2 million.

Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, we had cash flows provided by operating activities of $20.7 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 include $14.5 million of acquisition costs. Cash inflows during the three months ended March 31, 2014 included a net loss adjusted for non-cash items of $8.9 million (net loss of $9.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, share-based compensation and loss on sale of investments, of $18.5 million). Cash inflows also included a decrease in prepaid expenses and other assets of $8.1 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments. Cash inflows also included an increase of $2.6 million in accounts payable and accrued expenses and an increase of $1.1 million in deferred rent.
The net cash used in investing activities during the three months ended March 31, 2014 of $422.4 million related to the investments in real estate and other assets of $416.9 million and deposits for real estate acquisitions of $15.1 million, partially offset by proceeds from the sale of investment securities of $9.6 million.
The net cash provided by financing activities of $318.3 million during the three months ended March 31, 2014 consisted primarily of proceeds from our line of credit of $338.0 million. These cash inflows were partially offset by cash distributions of $10.9 million, payments of financing costs of $8.5 million and an increase in our restricted cash balance of $0.3 million.
Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2015, we had 65.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with the NAV Pricing Date, the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP will each be equal to our Estimated Per-Share NAV.
We purchased our first property and commenced active operations on April 29, 2013. We did not acquire any properties during the three months ended March 31, 2015. As of March 31, 2015, we owned 463 properties with an aggregate base purchase price of $2.2 billion. As of March 31, 2015, we had cash and cash equivalents of $94.6 million. Our principal demands for funds is the payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
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
We have used debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2015, we had $469.8 million of mortgage notes payable outstanding and the outstanding balance under our Credit Facility (as described below) was $423.0 million.

On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million as of March 31, 2015. During the three months ended March 31, 2015, we drew $423.0 million on our Credit Facility to partially fund acquisition activity. As of March 31, 2015, the outstanding balance under our Credit Facility was $423.0 million and our unused borrowing capacity was $238.0 million, based on the assets assigned to the Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Three months ended March 31, 2015	86	227,875	23.79
Cumulative repurchases as of March 31, 2015 (1)	244	531,782	$23.92
_____________________

(1)
Includes 83 unfulfilled repurchase requests consisting of 226,466 shares with a weighted-average repurchase price per share of $23.79, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability was included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of March 31, 2015.

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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

Three Months Ended March 31, 2015
(In thousands)
Net income (in accordance with GAAP)	$4,901
Depreciation and amortization	25,387
FFO	30,288
Acquisition fees and expenses	129
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	416
Straight-line rent	(2,088)
Amortization of mortgage premiums	(1,859)
Gain on sale of investments	(546)
MFFO	$26,340
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
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the three months ended March 31, 2015, distributions paid to common stockholders totaled $26.7 million, inclusive of $14.8 million of distributions for shares of common stock that were reinvested in shares issued pursuant the DRIP.  During the three months ended March 31, 2015, cash used to pay distributions was generated from funds received from property operating results and shares issued pursuant to the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended March 31, 2015

(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash directly to stockholders	$11,835
Distributions reinvested in common stock issued under the DRIP	14,826
Distributions on unvested restricted stock	2
Total distributions	$26,663

Source of distribution coverage:
Cash flows provided by operations (1)	$11,837	44.4%
Offering proceeds from issuances of common stock	—	—%
Offering proceeds reinvested in common stock issued under the DRIP	14,826	55.6%
Proceeds from financings	—	—%
Total source of distribution coverage	$26,663	100.0%

Cash flows provided by operations (GAAP basis) (1)	$27,807
Net income (in accordance with GAAP)	$4,901
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2015 include acquisition and transaction related expenses of $0.1 million.
The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to March 31, 2015:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2015
Distributions paid:
Common stockholders in cash	$71,547
Common stockholders pursuant to DRIP/offering proceeds	96,232
Distributions on unvested restricted stock	12
Total distributions paid	$167,791

Reconciliation of net loss:
Revenues	$225,535
Acquisition and transaction related expenses	(49,658)
Depreciation and amortization	(133,713)
Other operating expenses	(29,761)
Other non-operating income, net	(30,296)
Net loss (in accordance with GAAP) (1)	$(17,893)

Cash flows provided by operations	$114,001

FFO	$115,820
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

For the three months ended March 31, 2015, cash flows provided by operations were $27.8 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of March 31, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 21.7% and 40.3%, respectively.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2015. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		April 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$469,836	$190,721	$84,407	$2,354	$192,354
Interest on mortgage notes payable	86,850	19,953	27,734	21,437	17,726
Credit Facility	423,000	—	423,000	—	—
Interest on Credit Facility	22,348	7,154	15,194	—	—
Ground lease rental payments due	9,751	666	1,795	1,764	5,526
	$1,011,785	$218,494	$552,130	$25,555	$215,606
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
Recent Developments
Since March 31, 2015, there have been a number of developments that we expect to have a significant effect on our future financial condition and results of operations:
Listing on NYSE and Name Change
On April 15, 2015, we applied to list our common stock on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing"). In connection with the Listing, we intend to file Articles of Amendment to change our name to "American Finance Trust, Inc."
Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that our shares of Common Stock will be listed on the NYSE.
New Strategy
On April 15, 2015, our Advisor recommended, and our board of directors approved, our New Strategy, pursuant to which we expect to focus our new investment activity on originating and acquiring CRE Debt Investments. We will continue to maintain and selectively invest in additions to the Net Lease Portfolio, however we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.
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

Subordinated Listing Distribution
In connection with the Listing, we, as the general partner of the OP, will cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of our Common Stock plus (ii) the sum of all distributions or dividends (from any source) that we paid to our stockholders prior to the Listing; and

•
the sum of (i) the total raised in our IPO and under our DRIP prior to the Listing (“Gross Proceeds”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of Common Stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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
Amendments to Agreement of Limited Partnership of the OP
Third Amendment to the Agreement of Limited Partnership of the OP
On April 29, 2015, the board of directors authorized the execution by us, as general partner of its OP, of a Third Amendment (the “Third Amendment”) to the OP Agreement to conform the OP Agreement to the previously announced amendment on April 15, 2015, to that certain Amended and Restated Advisory Agreement, dated June 5, 2013, by and among us, the OP and the Advisor. The Third Amendment provides that the OP will not issue any “Class B Units” (as defined in the OP Agreement) in respect of periods subsequent to March 31, 2015.

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
Second Amended and Restated Advisory Agreement
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “Advisory Agreement”), by and among us, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement will take effect only upon approval by our stockholders of certain changes to our Articles of Amendment and Restatement (“Stockholder Approval”), and, which, among other things, provides that:

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
Under the OPP, the Advisor will be issued LTIP Units in the OP with a maximum award value equal to 5.0% of our market capitalization (the “OPP Cap”) on the date of Listing (the “Effective Date”). The LTIP Units will be structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP Units with a value up to the OPP Cap based on our achieving certain levels of total return to our stockholders (“Total Return”) on both an absolute basis and a relative basis measured against a peer group of companies, as set forth below, for a three-year period commencing on the Effective Date (the “Performance Period”). In addition, Advisor may “lock-in” a portion of the OPP Cap based on the attainment of pro-rata performance hurdles, as set forth below, during each 12-month period in the Performance Period (each such period, an “One-Year Period”) and during the initial 24-month period of the Performance Period (the “Two-Year Period”). Each of the relevant performance periods will be evaluated separately based on performance through the end of the relevant performance period.

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
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated by us or in the event we incur a change in control, in either case prior to the end of the Performance Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event Advisor is terminated or in the event of a change in control of us on or following the end of the Performance Period.
Amended and Restated Incentive Restricted Share Plan
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the “A&R Restricted Share Plan”) that replaces in its entirety our Employee and Director RSP (the “Old Restricted Share Plan”). The A&R Restricted Share Plan amends the terms of the Old Restricted Share Plan as follows:

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
As of March 31, 2015, our debt consisted of both fixed- and variable-rate debt. As of March 31, 2015, we had fixed-rate secured mortgage financings with a carrying value of $490.1 million and a fair value of $503.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $14.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $13.3 million.
As of March 31, 2015 our variable-rate Credit Facility had a carrying and fair value of $423.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 (e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on May 15, 2015. Management, with the concurrence of the audit committee of the board of directors of the Company, has proceeded with a remediation plan, which is also described in our Annual Report on Form 10-K filed with the SEC on May 15, 2015. The implementation of this remediation plan is expected to be reflected as changes in our internal control over financial reporting in future periods.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below:
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
Our cash flows provided by operations were $27.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of $26.7 million, of which $11.9 million, or 44.4%, was funded from cash flows from operations and $14.8 million, or 55.6%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use offering proceeds which were reinvested in common stock issued pursuant to the DRIP to fund distributions.
We may not continue to generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use offering proceeds which were reinvested in common stock issued pursuant to the DRIP to fund distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO.
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
As of March 31, 2015, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	March 31, 2015
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%
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
As of March 31, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	March 31, 2015
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of March 31, 2015, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
Use of Proceeds from Sales of Registered Securities
On April 4, 2013, we commenced our IPO on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares at an initial price of $23.75 per share to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of March 31, 2015, we had 65.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion.
The following table reflects the cumulative offering costs associated with the issuance of common stock:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2015
Selling commissions and dealer manager fees	$143,006
Other offering costs	30,693
Total offering costs	$173,699

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2015
Total commissions paid to the Dealer Manager	$143,006
Less:
Commissions to participating brokers	(93,336)
Reallowance to participating broker dealers	(14,913)
Net to the Dealer Manager	$34,757
As of March 31, 2015, cumulative offering costs, excluding selling commissions and dealer manager fees, included $30.5 million from our Advisor and Dealer Manager. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of the end of our IPO, cumulative offering and related costs, excluding selling commissions and dealer manager fees, did not exceed the 2.0% threshold.
We used the proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. We may originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used the net proceeds from our IPO to purchase 463 properties with an aggregate base purchase price of $2.2 billion.
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

Effective November 14, 2014, the repurchase price for shares under the SRP was based on the Estimated Per-Share NAV as determined by our board of directors. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions were able to participate in the SRP. The repurchase of shares occurred on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). Purchases under the SRP were limited during any 12-month period to approximately 5.0% of the Company's NAV in any 12 month period.
Effective November 14, 2014, there was no minimum holding period for shares of the Company's common stock and stockholders could have submitted their shares for repurchase at any time through the SRP. Shares repurchased in connection with the death or disability of a stockholder would have been repurchased at a purchase price equal to the greater of the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock)v.

Subject to limited exceptions, stockholders who requested the repurchase of shares of our common stock within the first four months from the date of purchase were subject to a short-term trading fee of 2.0%.
When a stockholder requested redemption and the redemption was approved, we reclassified such obligation from equity to a liability based on the settlement value of the obligation. Funding for the SRP is derived from proceeds we maintain from the sale of shares pursuant to the DRIP. Shares purchased under the SRP have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Three months ended March 31, 2015	86	227,875	23.79
Cumulative repurchases as of March 31, 2015 (1)	244	531,782	$23.92
_____________________

(1)
Includes 83 unfulfilled repurchase requests consisting of 226,466 shares with a weighted-average repurchase price per share of $23.79, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability was included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of March 31, 2015.

Our board of directors terminated the SRP on April 15, 2015.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 18, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust V, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.