Form 10-Q
period 2015-06-30
American Finance Trust, Inc
filed 2015-08-11
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55197

American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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

As of July 31, 2015, the registrant had 66,455,212 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$358,278	$358,278
Buildings, fixtures and improvements	1,540,821	1,540,821
Acquired intangible lease assets	319,028	319,028
Total real estate investments, at cost	2,218,127	2,218,127
Less: accumulated depreciation and amortization	(163,151)	(110,875)
Total real estate investments, net	2,054,976	2,107,252
Cash and cash equivalents	95,733	74,760
Investment securities, at fair value	10,100	18,991
Prepaid expenses and other assets	18,224	14,104
Deferred costs, net	13,315	13,923
Total assets	$2,192,348	$2,229,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$469,601	$470,079
Mortgage premiums, net	18,366	22,100
Credit facility	423,000	423,000
Below-market lease liabilities, net	18,803	19,473
Accounts payable and accrued expenses (including $504 and $1,753 due to affiliates as of June 30, 2015 and December 31, 2014, respectively)	8,839	12,799
Deferred rent and other liabilities	7,060	7,238
Distributions payable	8,987	9,176
Total liabilities	954,656	963,865
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 66,251,118 and 65,257,954 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	662	653
Additional paid-in capital	1,460,480	1,437,147
Accumulated other comprehensive income	279	463
Accumulated deficit	(223,729)	(173,098)
Total stockholders' equity	1,237,692	1,265,165
Total liabilities and stockholders' equity	$2,192,348	$2,229,030

The accompanying notes are an integral part of these statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$40,216	$39,002	$80,431	$65,728
Operating expense reimbursements	3,053	3,074	5,704	6,472
Total revenues	43,269	42,076	86,135	72,200

Operating expenses:
Asset management fees to affiliate	4,096	—	4,096	—
Property operating	3,439	3,432	6,526	6,959
Acquisition and transaction related	377	4,087	506	18,619
General and administrative	3,552	1,659	5,499	2,753
Depreciation and amortization	25,386	24,921	50,773	42,809
Total operating expenses	36,850	34,099	67,400	71,140
Operating income	6,419	7,977	18,735	1,060
Other (expense) income:
Interest expense	(8,239)	(7,723)	(16,399)	(11,167)
Income from investment securities	169	606	338	1,561
Gain (Loss) on sale of investment securities	—	109	546	(57)
Other income	27	158	57	161
Total other expense, net	(8,043)	(6,850)	(15,458)	(9,502)
Net income (loss)	$(1,624)	$1,127	$3,277	$(8,442)

Other comprehensive income (loss):
Change in unrealized income on investment securities	(7)	2,073	(184)	7,304
Comprehensive income (loss)	$(1,631)	$3,200	$3,093	$(1,138)

Basic net income (loss) per share	$(0.02)	$0.02	$0.05	$(0.13)
Diluted net income (loss) per share	$(0.02)	$0.02	$0.05	$(0.13)

The accompanying notes are an integral part of these statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	65,257,954	$653	$1,437,147	$463	$(173,098)	$1,265,165
Common stock issued through distribution reinvestment plan	1,266,452	12	29,890	—	—	29,902
Common stock repurchases	(274,564)	(3)	(6,571)	—	—	(6,574)
Share-based compensation	1,276	—	14	—	—	14
Distributions declared	—	—	—	—	(53,908)	(53,908)
Net income	—	—	—	—	3,277	3,277
Other comprehensive loss	—	—	—	(184)	—	(184)
Balance, June 30, 2015	66,251,118	$662	$1,460,480	$279	$(223,729)	$1,237,692

The accompanying notes are an integral part of this statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,277	$(8,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,473	29,540
Amortization of in-place lease assets	17,300	13,269
Amortization of deferred financing costs	2,608	1,972
Amortization of mortgage premiums	(3,734)	(2,311)
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	833	593
Share-based compensation	14	11
(Gain) Loss on sale of investment securities	(546)	57
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,120)	2,613
Accounts payable and accrued expenses	1,115	929
Deferred rent and other liabilities	(178)	4,400
Net cash provided by operating activities	50,042	42,631
Cash flows from investing activities:
Investments in real estate and other assets	—	(538,130)
Proceeds from the sale of investment securities	9,253	29,829
Net cash provided by (used in) investing activities	9,253	(508,301)
Cash flows from financing activities:
Payments of mortgage notes payable	(478)	(387)
Proceeds from credit facility	—	423,000
Payments of deferred financing costs	(2,000)	(10,599)
Proceeds from issuances of common stock	—	127
Payments of offering costs and fees related to stock issuances, net	—	(31)
Common stock repurchases	(11,649)	(337)
Distributions paid	(24,195)	(22,103)
Restricted cash	—	(167)
Net cash (used in) provided by financing activities	(38,322)	389,503
Net change in cash and cash equivalents	20,973	(76,167)
Cash and cash equivalents, beginning of period	74,760	101,176
Cash and cash equivalents, end of period	$95,733	$25,009

Supplemental Disclosures:
Cash paid for interest	$17,137	$9,024
Cash paid for income taxes	$787	$361

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$462,238
Premiums on assumed mortgage notes payable	$—	$27,862
Common stock issued through distribution reinvestment plan	$29,902	$30,127

The accompanying notes are an integral part of these statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), formerly known as American Realty Capital Trust V, Inc., has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. On April 15, 2015, upon recommendation by the Company’s advisor, American Finance Advisors, LLC (the "Advisor") and approval by the Company’s board of directors, the Company adopted new Investment Objectives and Acquisition and Investment Policies (the “New Strategy”). Under the New Strategy, the Company manages and optimizes its investments in its existing portfolio of net leased commercial real estate properties (the “Net Lease Portfolio”) and selectively invests in additional net lease properties. In addition, the Company invests in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, “CRE Debt Investments”). The Company intends to finance its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio as well as mortgage specific repurchase agreement facilities and collateralized debt obligations.
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to a distribution reinvestment plan (the "DRIP"), under which the Company's common stockholders could elect to have their distributions reinvested in additional shares of the Company's common stock. The IPO closed in October 2013.
On November 19, 2014, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") of $23.50, calculated by the Advisor in accordance with the Company's valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "Initial NAV Pricing Date") and ending with the suspension of the DRIP and the termination of the Company’s share repurchase plan (the “SRP”), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by the Company pursuant to the SRP were each equal to the Estimated Per-Share NAV of the Company's common stock. On May 14, 2015, the board of directors approved an Estimated Per-Share NAV of the Company’s common stock equal to $24.17 per share as of March 31, 2015, calculated by the Advisor in accordance with the Company’s valuation guidelines, used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of the Company’s distribution on July 1, 2015. Following the suspension of the DRIP, the Company no longer publishes its Estimated Per-Share NAV.
The Company has applied to list its common stock on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing"). Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that the Company’s shares of common stock will be listed on the NYSE.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries. The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, AR Capital, LLC (the "Sponsor"), as a result of which, they are related parties of the Company. Each has received or may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives. In connection with the Listing, the Company has also engaged UBS Securities LLC as a financial advisor.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 15, 2015. The Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three and six months ended June 30, 2014, include adjustments, as previously disclosed in the Company’s Form 10-K, to reflect certain adjustments and final purchase price allocations to previously reported information associated with acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.5 million and $0.6 million, depreciation and amortization expense decreased by $3.5 million and $4.6 million and net loss decreased $3.0 million and $4.0 million for the three and six months ended June 30, 2014, respectively. In addition, real estate investments, net increased $23.2 million, below market lease liabilities, net increased $19.2 million and total stockholders’ equity increased $4.0 million as of June 30, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to its financial position, results of operations and cash flows.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 463 properties as of June 30, 2015. The rentable square feet or annualized rental income on a straight-line basis of the four properties summarized below each represent 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of June 30, 2015.
Home Depot - Birmingham, AL
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("Home Depot Birmingham"). The seller had no preexisting relationship with the Company. The purchase price of Home Depot Birmingham was $41.4 million, exclusive of closing costs. The acquisition of Home Depot Birmingham was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Birmingham as a business combination and incurred acquisition related costs of $0.5 million at the time of acquisition.
Home Depot - Valdosta, GA
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Valdosta, Georgia ("Home Depot Valdosta"). The sellers had no preexisting relationship with the Company. The purchase price of Home Depot Valdosta was $37.6 million, exclusive of closing costs. The acquisition of Home Depot Valdosta was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Valdosta as a business combination and incurred acquisition related costs of $0.4 million at the time of acquisition.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2015. The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2014:

	Six Months Ended
(Dollar amounts in thousands)	June 30, 2014
Real estate investments, at cost:
Land	$210,379
Buildings, fixtures and improvements	672,121
Total tangible assets	882,500
Acquired intangibles:
In-place leases	175,152
Above-market lease assets	13,403
Below-market lease liabilities	(19,692)
Total assets acquired	1,051,363
Mortgage notes payable assumed	(462,238)
Premiums on mortgage notes payable assumed	(27,862)
Deposits paid in prior periods	(33,035)
Cash paid for acquired real estate investments, at cost	$528,228	(1)
Number of properties purchased	224
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 to December 31, 2015	$77,234
2016	157,026
2017	159,425
2018	130,992
2019	132,713
Thereafter	836,249
$1,493,639
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	June 30,
Tenant	2015	2014
SunTrust Bank	17.9%	17.9%
Sanofi US	11.6%	11.6%
C&S Wholesale Grocer	10.4%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014:

	June 30,
State	2015	2014
New Jersey	20.3%	20.3%
Georgia	11.2%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.
Note 4 — Investment Securities
As of June 30, 2015 and December 31, 2014, the Company had investments in debt securities consisting of redeemable preferred stock with an aggregate fair value of $10.1 million and $19.0 million respectively. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of stockholders' equity on the consolidated balance sheets, unless the securities are considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Debt securities	$9,821	$283	$(4)	$10,100

December 31, 2014
Debt securities	$18,528	$463	$—	$18,991
Unrealized losses as of June 30, 2015 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2015 and 2014.
During the six months ended June 30, 2015, the Company sold investments in redeemable preferred stock with an aggregate cost basis of $8.7 million for $9.2 million, resulting in a realized gain on sale of investment securities of $0.5 million. During three months ended June 30, 2014, the Company sold investments in redeemable preferred stock with an aggregate cost basis of $20.1 million for $20.2 million, resulting in a realized gain on sale of investment securities of $0.1 million. During the six months ended June 30, 2014, the Company sold investments in redeemable preferred stock and senior notes with an aggregate cost basis of $29.9 million for $29.8 million, resulting in a realized loss on sale of investment securities of $0.1 million. The Company had no sales of investments during the three months ended June 30, 2015.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 5 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the outstanding balance under the Credit Facility was $423.0 million. The Company's unused borrowing capacity was $239.6 million and $234.6 million as of June 30, 2015 and December 31, 2014, respectively, based on the assets assigned to the Credit Facility. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the financial covenants under the Credit Agreement.
In August 2015, the Company paid down in full the outstanding balance on the Credit Facility and concurrently terminated the Credit Facility in connection with the Loan Agreement described in Note 15 — Subsequent Events.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014		Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,357	$8,519	6.01%		6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	190,000	5.83%		5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,254	39,570	5.63%		5.63%		Fixed	Jun. 2021
Total	191	$469,601	$470,079	5.66%	(1)	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2015:

(In thousands)	Future Principal Payments
July 1, 2015 to December 31, 2015	$190,486
2016	1,014
2017	83,393
2018	1,143
2019	1,211
Thereafter	192,354
$469,601

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Investment securities	$10,100	$—	$—	$10,100
December 31, 2014
Investment securities	$18,991	$—	$—	$18,991
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premiums, net	3	$487,967	$495,426	$492,179	$505,629
Credit facility	3	$423,000	$423,000	$423,000	$423,000

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.
Note 8 — Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 66.3 million and 65.3 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
On April 9, 2013, the Company's board of directors authorized, and the Company declared a distribution payable to stockholders of record each day equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. Distributions began to accrue on May 13, 2013, 15 days following the Company's initial property acquisition. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, the Company expects to pay distributions on the 15th day of each month to stockholders of record as of close of business on the eighth day of such month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
Share Repurchase Program
The Company's board of directors previously adopted the SRP that enabled stockholders to sell their shares to the Company under limited circumstances. The SRP permitted stockholders to sell their shares back to the Company, subject to the significant conditions and limitations described below. In connection with the potential Listing, pursuant to the requirements of applicable tender offer rules, on April 15, 2015, the board of directors approved the termination of the SRP. The Company has processed all of the requests received under the SRP for the first and second quarters of 2015 and will not process further requests.
Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions were able to participate in the SRP. The repurchase of shares occurred on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date).
Effective November 14, 2014 through the termination of the SRP, the repurchase price for shares under the SRP was based on the estimated net asset value ("NAV") per share of the Company's common stock ("Estimated Per-Share NAV") as determined by the Company's board of directors. Purchases under the SRP were limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period.
Effective November 14, 2014 through the termination of the SRP, there was no minimum holding period for shares of the Company's common stock and stockholders could submit their shares for repurchase at any time through the SRP. Shares repurchased in connection with the death or disability of a stockholder were repurchased at a purchase price equal to the greater of the price paid for such shares and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).
Subject to limited exceptions, stockholders who requested the repurchase of shares of the Company's common stock within the first four months from the date of purchase were subject to a short-term trading fee of 2.0%.
When a stockholder requested repurchases and the repurchases were approved, the Company reclassified such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Six months ended June 30, 2015	93	274,564	23.83
Cumulative repurchases as of June 30, 2015	251	578,471	$23.98

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock. In connection with the potential Listing, pursuant to the terms of the DRIP, on April 15, 2015, the Company's board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables the Company to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, the Company's board of directors approved the suspension of the DRIP, effective immediately following the payment of the Company’s June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP occurred in connection with the Company’s June 2015 distribution, paid on July 1, 2015. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP.  Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions were declared. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014 through the suspension of the DRIP, the Company offered shares pursuant to the DRIP at Estimated Per-Share NAV. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company issued 1.3 million and 2.6 million shares of common stock with a value of $29.9 million and $61.0 million, respectively, and a par value per share of $0.01, pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 to December 31, 2015	$445
2016	895
2017	900
2018	882
2019	882
Thereafter	5,517
$9,521
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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2015 and December 31, 2014, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,			Payable as of
(In thousands)	2015	2014	2015	2014		June 30, 2015	December 31, 2014
Total commissions and fees from the Dealer Manager	$—	$—	$—	$(3)	(1)	$—	$(13)
_________________________________

(1)
During the three months ended June 30, 2014, the Company was reimbursed for selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$—	$—	$(253)	$—	$—
Fees and Participations Incurred in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is reimbursed for costs it incurs in providing services, or “insourced expenses.” Such insourced expenses may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of June 30, 2015, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for a loan or other investment. As of June 30, 2015, the total of all acquisition fees, acquisition expenses and any financing coordination fees did not exceed the 4.5% threshold.
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
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “Advisory Agreement”), by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement took effect on July 20, 2015, the date the Company filed certain changes to the Company’s Articles of Amendment and Restatement, which were approved by the Company’s stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement is 20 years beginning on April 29, 2015, and automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, shall be a party, as a result of which OP Units or the Company's common stock shall be exchanged for, or converted into, the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
The Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, as of the Initial NAV Pricing Date, to Estimated Per-Share NAV. On April 15, 2015, the Company's board of directors approved an amendment (the "Amendment") to the Advisory Agreement, which, among other things, provides that, effective as of the date thereof:

(i)
for any period commencing on or after April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the Advisory Agreement) equal to 0.75% per annum of the Cost of Assets (as defined in the Advisory Agreement);

(ii)	such Asset Management Fee is payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

(iii)	the Company shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
As of June 30, 2015, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with this arrangement. As of June 30, 2015, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three and six months ended June 30, 2015 and 2014. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As stated above, pursuant to the Advisory Agreement, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the OP Agreement through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Second A&R Advisory Agreement provides that the acquisition fee and financing coordination fee (both as defined in the Advisory Agreement) will terminate 180 days after July 20, 2015 (the “Fee Termination Date”), except for acquisition fees with respect to properties under contract, letter of intent, or under negotiation as of the Fee Termination Date. Such acquisition fees shall be paid quarterly in arrears. The Second A&R Advisory Agreement provides for a base management fee equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the Listing paid quarterly in arrears by the Company to the Advisor. In addition, the Second A&R Advisory Agreement provides for a variable management fee equal to (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings (as defined below) per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income (loss) excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses.
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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2015		2014		2015		2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$1,754	$—	$—	$—	$10,578	$—	$—	$—
Financing coordination fees	—	—	900	—	—	—	5,678	—	—	—
Ongoing fees:
Asset management fees	4,096	—	—	—	4,096	—	—	—	—	—
Transfer agent and other professional services	913	—	763	—	1,548	—	1,253	—	504	753
Distributions on Class B Units	411	—	109	—	697	—	152	—	—	—
Total related party operation fees and reimbursements	$5,420	$—	$3,526	$—	$6,341	$—	$17,661	$—	$504	$753

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the three and six months ended June 30, 2015 and 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were waived or costs were absorbed by the Advisor during the three and six months ended June 30, 2015 and 2014.
Fees and Participations Incurred in Connection With Liquidation or Listing
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company incurred an aggregate of $1.0 million of expenses for services provided pursuant to this agreement.
In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three and six months ended June 30, 2015. The Company incurred an aggregate of $0.6 million of expenses for services provided pursuant to this agreement during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, the Company prepaid $0.3 million related to this agreement. As of June 30, 2015, $0.7 million of prepayments related to this agreement are included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. The Company did not incur expenses for services provided pursuant to this agreement during the three and six months ended June 30, 2015 and 2014.
The Company is required to pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015 and 2014. Effective July 20, 2015, the Second A&R Advisory Agreement eliminated the subordinated performance fee.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

The “market value” used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th calendar day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount.
The Listing Note evidences the Special Limited Partner’s right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Listing Amount into OP Units. OP Units are convertible into shares of the Company’s Common Stock in accordance with the terms governing conversion of OP Units into shares of Common Stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP (the “OP Agreement”), which will be entered into at Listing.
On April 29, 2015, the board of directors authorized the execution, in conjunction with the Listing, of an Amended and Restated Agreement of Limited Partnership of the OP (the “A&R OP Agreement”) by the Company, as general partner of its OP, with the limited partners party thereto to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units (“LTIP Units”) as a new class of units of limited partnership in the OP to the existing common units (“OP Units”). The Company may at any time cause the OP to issue LTIP Units pursuant to an outperformance agreement. On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement to be entered into with the Company, the OP and the Advisor in connection with the Listing. See Note 12 — Share-Based Compensation — Multi-Year Outperformance Agreement.
If the Company is not listed on a national securities exchange, the Company is required to pay a subordinated participation to the Special Limited Partner in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2015 and 2014.
Upon termination or non-renewal of the advisory agreement, the Special Limited Partner will be entitled to receive distributions of net sales proceeds from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Until 180 days after July 20, 2015, the Company will pay the Advisor a brokerage commission on any sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015 and 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Note 12 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "Original RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the Original RSP may not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects restricted share award activity for the six months ended June 30, 2015:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	4,799	$22.50
Granted	1,276	23.50
Vested	(1,067)	22.50
Unvested, June 30, 2015	5,008	$22.75
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $7,000 and $6,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to restricted stock was approximately $14,000 and $11,000 for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's Original RSP. That cost is expected to be recognized over a weighted-average period of 3.8 years.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the “A&R RSP”) that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three and six months ended June 30, 2015 and 2014.
Note 13 — Accumulated Other Comprehensive Income
The following tables illustrate the changes in accumulated other comprehensive income for the period presented below:

(In thousands)	Unrealized Gains on Available-for-sale Securities
Balance, January 1, 2015	$463
Other comprehensive loss, before reclassifications	(730)
Amounts reclassified from accumulated other comprehensive income	546	(1)
Balance, June 30, 2015	$279
_________________________________

(1)	Amounts were reclassified to gain (loss) on sale of investment securities on the consolidated statements of operations and comprehensive income (loss).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and per share amounts)	2015	2014		2015		2014
Computation of Basic Net Income (Loss) Per Share:
Basic net income (loss)	$(1,624)	$1,127		$3,277		$(8,442)
Basic weighted-average shares outstanding	66,045,785	64,018,318		65,859,933		63,359,596
Basic net income (loss) per share	$(0.02)	$0.02		$0.05		$(0.13)

Computation of Diluted Net Income (Loss) Per Share:
Basic net income (loss)	$(1,624)	$1,127		$3,277		$(8,442)
Adjustments to net income (loss) for common share equivalents	—	(156)		(108)		—
Diluted net income (loss)	$(1,624)	$971		$3,169		$(8,442)

Basic weighted-average shares outstanding	66,045,785	64,018,318		65,859,933		63,359,596
Shares of unvested restricted stock	—	5,354	(1)	5,293	(1)	—
OP Units	—	90		90		—
Diluted weighted-average shares outstanding	66,045,785	64,023,762		65,865,316		63,359,596
Diluted net income (loss) per share	$(0.02)	$0.02		$0.05		$(0.13)
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 5,008 and 7,199 shares of unvested restricted stock outstanding as of June 30, 2015 and 2014, respectively.

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following weighted-average common share equivalents that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015		2014
Shares of unvested restricted stock	5,485	(1)	4,681	(1)
OP Units	90		90
Class B Units	998,786	(2)	185,116	(2)
Total weighted-average common share equivalents	1,004,361		189,887
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 5,008 and 7,199 shares of unvested restricted stock outstanding as of June 30, 2015 and 2014, respectively.

(2)
Weighted-average number of issued and unvested Class B Units outstanding for the periods presented. The Company's board of directors had approved the issuance 1,052,420 and 339,678 Class B Units as of June 30, 2015 and 2014, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Sponsor Transactions
On August 6, 2015, the Sponsor entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Sponsor. The Advisor and the Property Manager are currently owned indirectly by the Sponsor and following the transaction will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the “Transactions”). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Sponsor, Advisor and Property Manager are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.
Term Loan Agreement
On August 7, 2015, certain subsidiaries of the Company entered into a $655.0 million term loan agreement (“Loan Agreement”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. The Loan Agreement has a stated maturity date of September 6, 2020 and a stated annual interest rate of 4.29625%; increasing up to 0.50% if, prior to the earlier of November 5, 2015 or full syndication or securitization of the loan, news or events regarding the Company, its sponsor, VEREIT, Inc. or their respective officers, directors, employees or affiliates becomes known or occurs which adversely affects the syndication or securitization of the loan. The loan is secured by mortgage interests in certain of the Company’s properties. In connection with the Loan Agreement, the Company entered into a Limited Recourse Guaranty, dated August 7, 2015, pursuant to which the Company has guaranteed payment of certain recourse obligations for which the borrowers may be personally liable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Finance Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Finance Trust, Inc., a Maryland corporation, including, as required by context, American Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Finance Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (the "Company," "we" "our" or "us"), our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Finance Advisors, LLC (our "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") or other entities under common control with AR Capital, LLC (our "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
Although we intend to list our shares of common stock on the New York Stock Exchange ("NYSE"), there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

Overview
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. On April 15, 2015, upon recommendation by our advisor, American Finance Advisors, LLC (the "Advisor") and approval by our board of directors, we adopted new Investment Objectives and Acquisition and Investment Policies (the “New Strategy”). Under the New Strategy, we manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the “Net Lease Portfolio”) and selectively invest in additional net lease properties. In addition, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, “CRE Debt Investments”). We intend to finance our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio as well as mortgage specific repurchase agreement facilities and collateralized debt obligations.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-187092) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 14.7 million shares of common stock at an initial price of $23.75 per share, which was 95.0% of the initial offering price of shares of common stock in the IPO, available pursuant to the DRIP, under which our common stockholders could elect to have their distributions reinvested in additional shares of our common stock. The IPO closed in October 2013.
On November 19, 2014, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") of $23.50, calculated by our Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with November 14, 2014 (the "Initial NAV Pricing Date") and ending with the suspension of the DRIP and the termination of our share repurchase plan (the “SRP”), the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP were each equal to the Estimated Per-Share NAV of our common stock. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV of our common stock equal to $24.17 per share as of March 31, 2015, calculated by our Advisor in accordance with our valuation guidelines, used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of our distribution on July 1, 2015. Following the suspension of the DRIP, we no longer publishes its Estimated Per-Share NAV.
We have applied to list our common stock on the NYSE under the symbol "AFIN" (the "Listing"). Completion of the Listing is subject to final approval by the NYSE. There can be no assurance that our shares of common stock will be listed on the NYSE.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its wholly-owned subsidiaries. We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various strategic investment banking services. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received or may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. During the second quarter of 2014, we announced that we engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist us in evaluating potential strategic alternatives. In connection with the Listing, we have also engaged UBS Securities LLC as a financial advisor.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.

In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to our financial position, results of operations and cash flows.
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

Properties
As of June 30, 2015, we owned 463 properties located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.1 years as of June 30, 2015. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we own at June 30, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	12.8
Walgreens I	Jul. 2013	1	10,500	22.3
Dollar General II	Jul. 2013	2	18,052	12.9
Auto Zone I	Jul. 2013	1	7,370	12.1
Dollar General III	Jul. 2013	5	45,989	12.9
BSFS I	Jul. 2013	1	8,934	8.6
Dollar General IV	Jul. 2013	2	18,126	10.7
Tractor Supply I	Aug. 2013	1	19,097	12.4
Dollar General V	Aug. 2013	1	12,480	12.6
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	10.2
Family Dollar I	Aug. 2013	1	8,050	6.0
Lowe's I	Aug. 2013	5	671,313	14.0
O'Reilly Auto Parts I	Aug. 2013	1	10,692	15.0
Food Lion I	Aug. 2013	1	44,549	14.3
Family Dollar II	Aug. 2013	1	8,028	8.0
Walgreens II	Aug. 2013	1	14,490	17.8
Dollar General VI	Aug. 2013	1	9,014	10.7
Dollar General VII	Aug. 2013	1	9,100	12.8
Family Dollar III	Aug. 2013	1	8,000	7.3
Chili's I	Aug. 2013	2	12,700	10.4
CVS I	Aug. 2013	1	10,055	10.6
Joe's Crab Shack I	Aug. 2013	2	16,012	11.8
Dollar General VIII	Sep. 2013	1	9,100	13.1
Tire Kingdom I	Sep. 2013	1	6,635	9.8
Auto Zone II	Sep. 2013	1	7,370	7.9
Family Dollar IV	Sep. 2013	1	8,320	8.0
Fresenius I	Sep. 2013	1	5,800	10.0
Dollar General IX	Sep. 2013	1	9,014	9.8
Advance Auto I	Sep. 2013	1	10,500	8.0
Walgreens III	Sep. 2013	1	15,120	10.8
Walgreens IV	Sep. 2013	1	13,500	9.3
CVS II	Sep. 2013	1	13,905	21.6
Arby's I	Sep. 2013	1	3,000	13.0
Dollar General X	Sep. 2013	1	9,100	12.8
AmeriCold I	Sep. 2013	9	1,407,166	12.3
Home Depot I	Sep. 2013	2	1,315,200	11.6
New Breed Logistics I	Sep. 2013	1	390,486	6.4
American Express Travel Related Services I	Sep. 2013	2	785,164	4.6
L.A. Fitness I	Sep. 2013	1	45,000	8.7
SunTrust Bank I	Sep. 2013	32	182,400	2.5
National Tire & Battery I	Sep. 2013	1	10,795	8.4
Circle K I	Sep. 2013	19	54,521	13.4
Walgreens V	Sep. 2013	1	14,490	12.2
Walgreens VI	Sep. 2013	1	14,560	13.8
FedEx Ground I	Sep. 2013	1	21,662	7.9

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	14.3
O'Charley's I	Sep. 2013	20	135,973	16.4
Krystal Burgers Corporation I	Sep. 2013	6	12,730	14.2
Merrill Lynch I	Sep. 2013	3	553,841	9.4
1st Constitution Bancorp I	Sep. 2013	1	4,500	8.6
American Tire Distributors I	Sep. 2013	1	125,060	8.6
Tractor Supply II	Oct. 2013	1	23,500	8.3
United Healthcare I	Oct. 2013	1	400,000	6.0
National Tire & Battery II	Oct. 2013	1	7,368	16.9
Tractor Supply III	Oct. 2013	1	19,097	12.8
Mattress Firm II	Oct. 2013	1	4,304	8.2
Dollar General XI	Oct. 2013	1	9,026	11.8
Academy Sports I	Oct. 2013	1	71,640	13.0
Talecris Plasma Resources I	Oct. 2013	1	22,262	7.8
Amazon I	Oct. 2013	1	79,105	8.1
Fresenius II	Oct. 2013	2	16,047	12.1
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	13.5
Dollar General XIII	Nov. 2013	1	9,169	10.8
Advance Auto II	Nov. 2013	2	13,887	7.9
FedEx Ground II	Nov. 2013	1	48,897	8.1
Burger King I	Nov. 2013	41	168,192	18.4
Dollar General XIV	Nov. 2013	3	27,078	12.9
Dollar General XV	Nov. 2013	1	9,026	13.4
FedEx Ground III	Nov. 2013	1	24,310	8.2
Dollar General XVI	Nov. 2013	1	9,014	10.4
Family Dollar V	Nov. 2013	1	8,400	7.8
Walgreens VIII	Dec. 2013	1	14,490	8.5
CVS III	Dec. 2013	1	10,880	8.6
Mattress Firm III	Dec. 2013	1	5,057	8.0
Arby's II	Dec. 2013	1	3,494	12.8
Family Dollar VI	Dec. 2013	2	17,484	8.6
SAAB Sensis I	Dec. 2013	1	90,822	9.8
Citizens Bank I	Dec. 2013	9	34,777	8.5
Walgreens IX	Jan. 2014	1	14,490	7.6
SunTrust Bank II	Jan. 2014	30	148,233	2.5
Mattress Firm IV	Jan. 2014	1	5,040	9.2
FedEx Ground IV	Jan. 2014	1	59,167	8.0
Mattress Firm V	Jan. 2014	1	5,548	8.3
Family Dollar VII	Feb. 2014	1	8,320	9.0
Aaron's I	Feb. 2014	1	7,964	8.2
Auto Zone III	Feb. 2014	1	6,786	7.8
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	7.3
Advance Auto III	Feb. 2014	1	6,124	9.2
Family Dollar VIII	Mar. 2014	3	24,960	8.1
Dollar General XVII	Mar. & May 2014	3	27,078	12.8
SunTrust Bank III	Mar. 2014	121	646,535	2.5
SunTrust Bank IV	Mar. 2014	30	171,209	2.5
Dollar General XVIII	Mar. 2014	1	9,026	12.8
Sanofi US I	Mar. 2014	1	736,572	11.0
Family Dollar IX	Apr. 2014	1	8,320	8.8
Stop & Shop I	May 2014	8	544,112	11.4
Bi-Lo I	May 2014	1	55,718	10.5

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XIX	May 2014	1	12,480	13.2
Dollar General XX	May 2014	5	48,584	11.8
Dollar General XXI	May 2014	1	9,238	13.2
Dollar General XXII	May 2014	1	10,566	11.8
		463	13,107,548	9.1
_____________________

(1)	Remaining lease term in years as of June 30, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2015 and 2014, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis.
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
As of April 1, 2014, we owned 443 properties (our "Same Store") with an aggregate base purchase price of $2.0 billion, comprised of 12.4 million rentable square feet that were 100.0% leased on a weighted-average basis. We have acquired 20 properties since April 1, 2014 for an aggregate base purchase price of $168.0 million, comprised of 0.7 million rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2015 (our "Three Month Acquisitions").
Rental Income
Rental income increased $1.2 million to $40.2 million for the three months ended June 30, 2015, compared to $39.0 million for the three months ended June 30, 2014. This increase in rental income was primarily due to our Three Month Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursement revenue remained constant at $3.1 million for the three months ended June 30, 2015 and 2014. We operated 463 properties as of June 30, 2015 and 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Asset Management Fees to Affiliate
Asset management fees to affiliate for the three months ended June 30, 2015 of $4.1 million were related to services that we received from our Advisor in connection with the management of our assets. From March 31, 2015 through July 20, 2015, we paid this fee to our Advisor on a monthly basis, pursuant to the Advisory Agreement. Subsequent to July 20, 2015, pursuant to the Second A&R Advisory Agreement, we will no longer pay an asset management fee. Please see Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the Second A&R Advisory Agreement. There were no asset management fees to affiliate incurred during the three months ended June 30, 2014.
Property Operating Expense
Property operating expense remained constant at $3.4 million for the three months ended June 30, 2015 and 2014. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. We operated 463 properties as of June 30, 2015 and 2014.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.7 million to $0.4 million for the three months ended June 30, 2015, compared to $4.1 million for the three months ended June 30, 2014. We did not acquire any properties during the three months ended June 30, 2015; the $0.4 million of acquisition and transaction related expense primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures. For the three months ended June 30, 2014, acquisition and transaction related expense related to acquisition fees, legal fees, strategic advisory fees and other closing costs associated with our Three Month Acquisitions.
General and Administrative Expense
General and administrative expense increased $1.9 million to $3.6 million for the three months ended June 30, 2015, compared to $1.7 million for the three months ended June 30, 2014. The increase in general and administrative expense for the three months ended June 30, 2015 was primarily due to increases in professional fees relating to stockholder services, legal fees and distributions on Class B Units. At the time the IPO closed in October 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.5 million to $25.4 million for the three months ended June 30, 2015, compared to $24.9 million for the three months ended June 30, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.5 million to $8.2 million for the three months ended June 30, 2015, compared to approximately $7.7 million for the three months ended June 30, 2014. This increase is primarily related to interest, unused fees and amortization of deferred financing costs associated with our credit facility and mortgage notes payable, partially offset by amortization of mortgage premiums. The following table presents the weighted-average balances of our mortgage notes payable and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended June 30, 2015 and 2014, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended June 30,
	2015			2014
	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$469,719	$6,614	5.66%	$450,849	$6,401	5.66%
Credit Facility	$423,000	2,194	1.94%	$381,750	1,931	2.22%
Amortization of deferred financing costs		1,306			1,217
Amortization of mortgage premiums		(1,875)			(1,826)
Interest Expense		$8,239			$7,723
Income from Investment Securities
Income from investment securities decreased $0.4 million to $0.2 million for the three months ended June 30, 2015, compared to $0.6 million for the three months ended June 30, 2014. This decrease resulted primarily from the sale of several investment securities between June 30, 2014 and June 30, 2015. We held investment securities, at fair value, of $10.1 million as of June 30, 2015, compared to $36.0 million as of June 30, 2014.
Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.1 million for the three months ended June 30, 2014 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $20.1 million for $20.2 million. There were no sales of investment securities, and thus no gains on sale of investment securities, during the three months ended June 30, 2015.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
As of January 1, 2014, we owned 239 properties (our "Same Store") with an aggregate base purchase price of $1.1 billion, comprised of 7.5 million rentable square feet that were 100.0% leased on a weighted-average basis. We have acquired 224 properties since January 1, 2014 for an aggregate base purchase price of $1.0 billion, comprised of 5.6 million rentable square feet that were 100.0% leased on a weighted-average basis as of June 30, 2015 (our "Six Month Acquisitions").
Rental Income
Rental income increased $14.7 million to $80.4 million for the six months ended June 30, 2015, compared to $65.7 million for the six months ended June 30, 2014. This increase in rental income was due to our Six Month Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursement revenue decreased $0.8 million to $5.7 million for the six months ended June 30, 2015, compared to $6.5 million for the six months ended June 30, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This decrease in operating expense reimbursements was due to decreased reimbursement of common area maintenance expenses at our Merrill Lynch properties as a result of revisions to the properties’ operating budget.

Asset Management Fees to Affiliate
Asset management fees to affiliate for the six months ended June 30, 2015 of $4.1 million were related to services that we received from our Advisor in connection with the management of our assets. From March 31, 2015 through July 20, 2015, we paid this fee to our Advisor on a monthly basis, pursuant to the Advisory Agreement. Subsequent to July 20, 2015, pursuant to the Second A&R Advisory Agreement, we will no longer pay an asset management fee. Please see Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the Second A&R Advisory Agreement. There were no asset management fees to affiliate incurred during the six months ended June 30, 2014.
Property Operating Expense
Property operating expense decreased $0.5 million to $6.5 million for the six months ended June 30, 2015, compared to $7.0 million for the six months ended June 30, 2014. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The decrease in property operating expense was due to decreased common area maintenance expenses at our Merrill Lynch properties as a result of a revisions to the properties’ operating budget.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $18.1 million to $0.5 million for the six months ended June 30, 2015, compared to $18.6 million for the six months ended June 30, 2014. We did not acquire any properties during the six months ended June 30, 2015; the $0.5 million of acquisition and transaction related expense primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures. For the six months ended June 30, 2014, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our Six Month Acquisitions.
General and Administrative Expense
General and administrative expense increased $2.7 million to $5.5 million for the six months ended June 30, 2015, compared to $2.8 million for six months ended June 30, 2014. This increase is primarily due to higher professional fees, legal fees, local income taxes and distributions on Class B Units compared to the six months ended June 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.0 million to $50.8 million for the six months ended June 30, 2015, compared to $42.8 million for the six months ended June 30, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $5.2 million to $16.4 million for the six months ended June 30, 2015, compared to $11.2 million for the six months ended June 30, 2014. This increase is due primarily to an increase in interest, unused fees and amortization of deferred financing costs associated with our mortgage notes payable and credit facility, partially offset by amortization of mortgage premiums. The following table presents the weighted-average balances of our mortgage notes payable and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the six months ended June 30, 2015 and 2014, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Six Months Ended June 30,
	2015			2014
	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$469,841	$13,172	5.66%	$280,303	$8,093	5.66%
Credit Facility	$423,000	4,352	1.93%	$265,714	3,414	2.51%
Amortization of deferred financing costs		2,608			1,971
Amortization of mortgage premiums		(3,733)			(2,311)
Interest Expense		$16,399			$11,167
Income from Investment Securities
Income from investment securities decreased $1.3 million to $0.3 million for the six months ended June 30, 2015, compared to $1.6 million for the six months ended June 30, 2014. This decrease resulted primarily from our sale of several investment securities between June 30, 2014 and June 30, 2015. We held investment securities, at fair value, of $10.1 million as of June 30, 2015, compared to $36.0 million as of June 30, 2014.

Gain on Sale of Investment Securities
Gain on sale of investment securities of $0.5 million for the six months ended June 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $8.7 million for $9.2 million. Loss on sale of investment securities of $0.1 million for the six months ended June 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $29.9 million for $29.8 million.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, we had cash flows provided by operating activities of $50.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, receipt of rental revenue and the amount of acquisition and transaction related costs incurred. Cash flows from operating activities during the six months ended June 30, 2015 include $0.5 million of acquisition and transaction related costs. Cash inflows during the six months ended June 30, 2015 included a net income adjusted for non-cash items of $53.2 million (net income of $3.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $49.9 million) and an increase in accounts payable and accrued expenses of $1.1 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.1 million and a decrease in deferred rent and other liabilities of $0.2 million.
The net cash provided by investing activities during the six months ended June 30, 2015 of $9.3 million related to proceeds from the sale of investment securities.
The net cash used in financing activities of $38.3 million during the six months ended June 30, 2015 consisted primarily of cash distributions of $24.2 million, common stock repurchases of $11.6 million, payments of deferred financing costs of $2.0 million and payments of mortgage notes payable of $0.5 million.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, we had cash flows provided by operating activities of $42.6 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2014 include $18.6 million of acquisition and transaction related costs. Cash inflows during the six months ended June 30, 2014 included a net loss adjusted for non-cash items of $34.7 million (net loss of $8.4 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, share-based compensation and loss on sale of investments, partially offset by amortization of mortgage premiums, of $43.1 million). Cash inflows also included an increase in deferred rent and other liabilities of $4.4 million, a decrease in prepaid expenses and other assets of $2.6 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments and an increase in accounts payable and accrued expenses of $0.9 million.
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

Liquidity and Capital Resources
On April 25, 2013, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As permitted under our Registration Statement, we reallocated the remaining 14.5 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, we registered an additional 14.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-11, as amended (File No. 333-191255), which became effective on October 5, 2013. Our IPO closed on October 31, 2013. As of June 30, 2015, we had 66.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $1.6 billion. On November 19, 2014, our board of directors approved an Estimated Per-Share NAV of $23.50, calculated by the Advisor in accordance with our valuation guidelines, as of September 30, 2014. Beginning with the Initial NAV Pricing Date and ending with the suspension of the DRIP and the termination of our SRP, the price per share for shares of common stock purchased under the DRIP and the price per share for shares of common stock repurchased by us pursuant to our SRP were each equal to our Estimated Per-Share NAV. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV of our common stock equal to $24.17 per share, calculated by the Advisor in accordance with our valuation guidelines, as of March 31, 2015, used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of our distribution on July 1, 2015. Following the suspension of the DRIP, we no longer publish our Estimated Per-Share NAV.
As of June 30, 2015, we had cash and cash equivalents of $95.7 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
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
We have used debt financing as a source of capital. Prior to filing an amended and restated charter on July 20, 2015, our previous charter did not permit the maximum amount of our total indebtedness to exceed 300% of our total "net assets" (as defined by such charter), as of the date of any borrowing. As of June 30, 2015, we had $469.6 million of mortgage notes payable outstanding and the outstanding balance under our Credit Facility (as described below) was $423.0 million. Our amended and restated charter does not have such a restriction.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million as of June 30, 2015. During the six months ended June 30, 2015, we drew $423.0 million on our Credit Facility to partially fund acquisition activity. As of June 30, 2015, the outstanding balance under our Credit Facility was $423.0 million and our unused borrowing capacity was $239.6 million, based on the assets assigned to the Credit Facility.
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
In August 2015, we paid down in full the outstanding balance on the Credit Facility and concurrently terminated the Credit Facility in connection with the Loan Agreement described below.
On August 7, 2015, certain subsidiaries of ours entered into a $655.0 million term loan agreement (“Loan Agreement”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. The Loan Agreement has a stated maturity date of September 6, 2020 and a stated annual interest rate of 4.29625%. The loan is secured by mortgage interests in certain of our properties. In connection with the Loan Agreement, we entered into a Limited Recourse Guaranty, dated August 7, 2015, pursuant to which we have guaranteed payment of certain recourse obligations for which the borrowers may be personally liable.

Our board of directors adopted our SRP that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, repurchased the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such repurchase. There were limits on the number of shares we were permitted to repurchase under this program during any 12-month period. Further, we were only authorized to repurchase shares using the proceeds received from the DRIP in any given quarter. Our board of directors terminated our SRP on April 15, 2015.
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Six months ended June 30, 2015	93	274,564	23.83
Cumulative repurchases as of June 30, 2015	251	578,471	$23.98
In connection with the potential Listing, on April 15, 2015, the board of directors approved the termination of the SRP. We have processed all of the requests received under the SRP for the first and second quarters of 2015 and will not process further requests.
Further, in connection with the potential Listing, pursuant to the terms of the DRIP, on April 15, 2015, our board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables us to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, our board of directors approved the suspension of the DRIP, effective immediately following the payment of our June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP occurred in connection with our June 2015 distribution, paid on July 1, 2015.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended		Six Months Ended June 30, 2015
(In thousands)	March 31, 2015	June 30, 2015
Net income (loss) (in accordance with GAAP)	$4,901	$(1,624)	$3,277
Depreciation and amortization	25,387	25,386	50,773
FFO	30,288	23,762	54,050
Acquisition fees and expenses	129	377	506
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	416	417	833
Straight-line rent	(2,088)	(2,067)	(4,155)
Amortization of mortgage premiums	(1,859)	(1,875)	(3,734)
Gain on sale of investments	(546)	—	(546)
MFFO	$26,340	$20,614	$46,954
Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions which are payable based on stockholders of record each day during the applicable period equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, we expect to pay distributions on the 15th day of each month to stockholders of record as of close of business on the eighth day of such month.

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
Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. During the six months ended June 30, 2015, distributions paid to common stockholders totaled $54.1 million, inclusive of $29.9 million of distributions for shares of common stock that were reinvested in shares issued pursuant the DRIP.  During the six months ended June 30, 2015, cash used to pay distributions was generated from cash flows provided by operations and proceeds received from common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2015
	March 31, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$26,663		$27,434		$54,097

Source of distribution coverage:
Cash flows provided by operations (1)	$16,946	63.6%	$18,898	68.9%	$35,844	66.3%
Offering proceeds from issuances of common stock	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	9,717	36.4%	8,536	31.1%	18,253	33.7%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$26,663	100.0%	$27,434	100.0%	$54,097	100.0%

Cash flows provided by operations (GAAP basis) (1)	$27,807		$22,235		$50,042
Net income (in accordance with GAAP)	$4,901		$(1,624)		$3,277
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015 and June 30, 2015 and for the six months ended June 30, 2015 include acquisition and transaction related expenses of $0.1 million, $0.4 million and $0.5 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to June 30, 2015:

(In thousands)	Period from January 22, 2013 (date of inception) to June 30, 2015
Total distributions paid	$195,225

Reconciliation of net loss:
Revenues	$268,804
Asset management fees	4,096
Acquisition and transaction related expenses	(50,035)
Depreciation and amortization	(159,099)
Other operating expenses	(40,848)
Other non-operating income, net	(38,339)
Net loss (in accordance with GAAP) (1)	$(15,421)

Cash flows provided by operations	$136,236

FFO	$139,582
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
For the six months ended June 30, 2015, cash flows provided by operations were $50.0 million. As shown in the table above, we funded distributions with cash flows provided by operations as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.
As of June 30, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 21.6% and 40.7%, respectively.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2015. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		July 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$469,601	$190,486	$84,407	$2,354	$192,354
Interest on mortgage notes payable	80,177	13,279	27,734	21,437	17,727
Credit Facility	423,000	—	423,000	—	—
Interest on Credit Facility	20,173	4,905	15,268	—	—
Ground lease rental payments due	9,521	445	1,795	1,764	5,517
	$1,002,472	$209,115	$552,204	$25,555	$215,598
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational acquirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
As of June 30, 2015, our debt consisted of both fixed- and variable-rate debt. As of June 30, 2015, we had fixed-rate secured mortgage financings with a carrying value of $488.0 million and a fair value of $495.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $13.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $12.2 million.
As of June 30, 2015 our variable-rate Credit Facility had a carrying and fair value of $423.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $4.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. We are required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Management previously concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or March 31, 2015 due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on May 15, 2015. As described below, a remediation plan has been implemented and, as of June 30, 2015, management deems the material weaknesses previously identified to be remediated and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, we executed our remediation plan, as further described below.  In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or reasonably likely to materially affect, our internal control over financial reporting.  Other than the execution of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses
We, with the concurrence and oversight of the Audit Committee of our Board of Directors, executed our remediation plan described in our Annual Report on Form 10-K filed with the SEC on May 15, 2015, during the quarter ended June 30, 2015. As part of the remediation plan, management:

•
Enhanced information technology system access controls supporting the general ledger and accounts payable system applications to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Implemented appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process;

•	Implemented appropriate controls over the authorization of manual journal entries made to the general ledger; and

•	Implemented controls over the review of results provided by valuation experts related to the allocation of the purchase price for acquisitions in accordance with ASC 805 - Business Combinations.
Management verified that the aforementioned controls were appropriately designed and implemented as of June 30, 2015, and will continue to monitor and test, as applicable, the ongoing operating effectiveness of its’ new and enhanced controls.
Our internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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
Our cash flows provided by operations were $50.0 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid distributions of $54.1 million, of which $35.8 million, or 66.3%, was funded from cash flows from operations and $18.3 million, or 33.7%, was from proceeds received from common stock issued under the DRIP.
We may not continue to generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations we may have to reduce our distribution rate or fund distributions from other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions with the sale of assets or the proceeds from sales of common stock may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of June 30, 2015, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	June 30, 2015
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%
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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of June 30, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	June 30, 2015
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of June 30, 2015, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
We may be unable to terminate our advisory agreement, even for poor performance by our Advisor.
On April 29, 2015, we entered into a Second Amended and Restated Advisory Agreement with our advisor. The agreement has a twenty year term, which is automatically extended for successive 20 year terms, and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our advisor even if the terms of our agreement are no longer consistent with the terms offered to other REITs as the market for advisory services changes in the future.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the special limited partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In addition, the advisory agreement provides for payment of incentive compensation based on exceeding certain Core Earnings thresholds in any period. Losses in one period do not this affect incentive compensation in subsequent periods. As a result, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase Core Earnings and thus its fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the special limited partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf. Upon Listing, we expect to enter into the Listing Note, which will provide for a distribution to the Special Limited Partner calculated based on the market price of common stock during a 30-day trading period 180 days after Listing, which may incentivize the Advisor to pursue short-term goals that may not be beneficial to us in the long term.
In addition, the requirement to pay the distribution to the special limited partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner or its assignees. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. Further, pursuant to our Outperformance Plan Agreement, our Advisor will be issued LTIP Units which will be eligible to be earned based on the achievement of certain total stockholder return thresholds, which could encourage our Advisor to recommend riskier or more speculative investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On March 11, 2015, we issued 1,276 shares of restricted stock that vest over a period of five years to one of our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $173.7 million, to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. As of June 30, 2015, we have used the net proceeds from our IPO, secured debt financing and the Credit Facility to purchase 463 properties with an aggregate base purchase price of $2.2 billion.
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

When a stockholder requested redemption and the redemption was approved, we reclassified such obligation from equity to a liability based on the settlement value of the obligation. Funding for the SRP was derived from proceeds we maintain from the sale of shares pursuant to the DRIP. Shares purchased under the SRP have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Six months ended June 30, 2015	93	274,564	23.83
Cumulative repurchases as of June 30, 2015	251	578,471	$23.98
In connection with the potential Listing, on April 15, 2015, the board of directors approved the termination of the SRP. We have processed all of the requests received under the SRP for the first and second quarters of 2015 and will not process further requests.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 7, 2015, certain subsidiaries of the Company entered into a $655.0 million term loan agreement (“Loan Agreement”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. The Loan Agreement has a stated maturity date of September 6, 2020 and a stated annual interest rate of 4.29625%; increasing up to 0.50% if, prior to the earlier of November 5, 2015 or full syndication or securitization of the loan, news or events regarding the Company, its sponsor, VEREIT, Inc. or their respective officers, directors, employees or affiliates becomes known or occurs which adversely affects the syndication or securitization of the loan. The loan is secured by mortgage interests in certain of the Company’s properties. In connection with the Loan Agreement, the Company entered into a Limited Recourse Guaranty, dated August 7, 2015, pursuant to which the Company has guaranteed payment of certain recourse obligations for which the borrowers may be personally liable.
The description of the Loan Agreement and the Limited Recourse Guaranty in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Loan Agreement attached as Exhibit 10.32 and the Limited Recourse Guaranty attached as Exhibit 10.33 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

AMERICAN FINANCE TRUST, INC.
By:	/s/ Donald MacKinnon
Donald MacKinnon
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Donald M. Ramon
Donald M. Ramon
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 11, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Articles of Amendment and Restatement for American Finance Trust, Inc.
3.2 (1)	Third Amended and Restated Bylaws
4.1 (1)	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 15, 2015
4.2 (1)	Third Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 29, 2015
10.4 (1)	Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company
10.25 (1)
First Amendment to the Amended and Restated Advisory Agreement, dated as of April 15, 2015 by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Advisors V, LLC

10.26 (1)	First Amendment to the Distribution Reinvestment Plan of the Company, dated as of April 15, 2015
10.28 *	Second Amended and Restated Advisory Agreement, dated as of April 29, 2015 by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Advisors V, LLC
10.29 (1)	Indemnification Agreement by and between the Company and Herbert Vederman, dated May 14, 2015
10.30 *	Indemnification Agreement by and between the Company, Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.31 *	Indemnification Agreement by and between the Company and Lisa D. Kabnick, dated August 3, 2015
10.32 *
Loan Agreement dated as of August 7, 2015 among Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc. as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers

10.33 *	Limited Recourse Guaranty dated as of August 7, 2015 by American Finance Trust, Inc. in favor of Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.