Form 10-Q
period 2015-09-30
American Finance Trust, Inc
filed 2015-11-10
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 66,456,430 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$358,278	$358,278
Buildings, fixtures and improvements	1,540,821	1,540,821
Acquired intangible lease assets	319,028	319,028
Total real estate investments, at cost	2,218,127	2,218,127
Less: accumulated depreciation and amortization	(189,289)	(110,875)
Total real estate investments, net	2,028,838	2,107,252
Cash and cash equivalents	171,921	74,760
Restricted cash	37,947	—
Commercial mortgage loans, held for investment, net	79,426	—
Commercial mortgage-backed securities, available-for-sale, at fair value	29,917	—
Other real estate securities, available-for-sale, at fair value	—	18,991
Prepaid expenses and other assets	20,664	14,104
Deferred costs, net	19,504	13,923
Total assets	$2,388,217	$2,229,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,124,363	$470,079
Mortgage premiums, net	16,476	22,100
Credit facility	—	423,000
Below-market lease liabilities, net	18,468	19,473
Accounts payable and accrued expenses (including $553 and $1,753 due to related parties as of September 30, 2015 and December 31, 2014, respectively)	9,912	12,799
Deferred rent and other liabilities	6,993	7,238
Distributions payable	9,015	9,176
Total liabilities	1,185,227	963,865
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 66,456,430 and 65,257,954 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	665	653
Additional paid-in capital	1,465,407	1,437,147
Accumulated other comprehensive (loss) income	(283)	463
Accumulated deficit	(262,799)	(173,098)
Total stockholders' equity	1,202,990	1,265,165
Total liabilities and stockholders' equity	$2,388,217	$2,229,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$40,218	$40,192	$120,649	$105,920
Operating expense reimbursements	3,105	3,030	8,809	9,502
Interest income from debt investments	728	—	728	—
Total revenues	44,051	43,222	130,186	115,422

Operating expenses:
Asset management fees to related party	4,413	—	8,509	—
Property operating	3,525	3,472	10,051	10,431
Acquisition and transaction related	946	4,260	1,452	22,879
General and administrative	2,607	981	8,106	3,734
Depreciation and amortization	25,387	25,387	76,160	68,196
Total operating expenses	36,878	34,100	104,278	105,240
Operating income	7,173	9,122	25,908	10,182
Other (expense) income:
Interest expense	(11,297)	(8,208)	(27,696)	(19,375)
Loss on extinguishment of debt	(7,564)	—	(7,564)	—
Distribution income from other real estate securities	25	374	363	1,935
Gain on sale of other real estate securities	192	314	738	257
Other income	43	8	100	169
Total other expense, net	(18,601)	(7,512)	(34,059)	(17,014)
Net (loss) income	$(11,428)	$1,610	$(8,151)	$(6,832)

Other comprehensive (loss) income:
Change in unrealized (loss) income on investment securities	(562)	(204)	(746)	7,100
Comprehensive (loss) income	$(11,990)	$1,406	$(8,897)	$268

Basic net (loss) income per share	$(0.17)	$0.02	$(0.12)	$(0.11)
Diluted net (loss) income per share	$(0.17)	$0.02	$(0.12)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	65,257,954	$653	$1,437,147	$463	$(173,098)	$1,265,165
Common stock issued through distribution reinvestment plan	1,469,318	15	34,791	—	—	34,806
Common stock repurchases	(274,564)	(3)	(6,571)	—	—	(6,574)
Share-based compensation	3,722	—	40	—	—	40
Distributions declared	—	—	—	—	(81,550)	(81,550)
Net loss	—	—	—		(8,151)	(8,151)
Other comprehensive loss	—	—	—	(746)	—	(746)
Balance, September 30, 2015	66,456,430	$665	$1,465,407	$(283)	$(262,799)	$1,202,990

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,151)	$(6,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50,210	46,276
Amortization of in-place lease assets	25,950	21,920
Amortization (including accelerated write-off) of deferred financing costs	11,497	3,280
Amortization of mortgage premiums on borrowings	(5,624)	(4,204)
Discount accretion and premium amortization on investments, net	(18)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	1,249	1,013
Share-based compensation	40	15
Gain on sale of other real estate securities	(738)	(257)
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,560)	2,086
Accounts payable and accrued expenses	2,188	3,653
Deferred rent and other liabilities	(245)	4,712
Net cash provided by operating activities	69,798	71,662
Cash flows from investing activities:
Origination of commercial mortgage loans	(79,410)	—
Purchase of commercial mortgage-backed securities	(30,198)	—
Investments in real estate and other assets	—	(538,130)
Proceeds from the sale of other real estate securities	19,266	43,106
Net cash used in investing activities	(90,342)	(495,024)
Cash flows from financing activities:
Proceeds from mortgage notes payable	655,000	—
Payments on mortgage notes payable	(716)	(755)
Proceeds from credit facility	—	423,000
Payments on credit facility	(423,000)	—
Payments of deferred financing costs	(17,078)	(10,599)
Proceeds from issuances of common stock	—	127
Payments of offering costs and fees related to stock issuances, net	—	(41)
Common stock repurchases	(11,649)	(590)
Distributions paid	(46,905)	(33,411)
Restricted cash	(37,947)	—
Net cash provided by financing activities	117,705	377,731
Net change in cash and cash equivalents	97,161	(45,631)
Cash and cash equivalents, beginning of period	74,760	101,176
Cash and cash equivalents, end of period	$171,921	$55,545

Supplemental Disclosures:
Cash paid for interest	$27,506	$17,652
Cash paid for income taxes	$810	$408

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$462,238
Premiums on assumed mortgage notes payable	$—	$27,862
Common stock issued through distribution reinvestment plan	$34,806	$45,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
From November 14, 2014 (the "Initial NAV Pricing Date") until the suspension of the DRIP, the price per share for shares of common stock purchased under the DRIP was equal to the estimated net asset value (“NAV”) per share of the Company's common stock calculated by the Advisor in accordance with the Company's valuation guidelines and approved by the Company's board of directors ("Estimated Per-Share NAV"). On November 19, 2014, the Company's board of directors approved an Estimated Per-Share NAV equal to $23.50 as of September 30, 2014, which was used in connection with the purchases of common stock under the DRIP following the Initial NAV Pricing Date through May 18, 2015. On May 14, 2015, the Company’s board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015, which was used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of the Company’s distribution on July 1, 2015.
The Company previously announced its intention to list on the New York Stock Exchange (“NYSE”) under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, the Company announced that in light of market conditions, the Company’s board of directors, in consultation with the Advisor, determined it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015. The Company’s board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that the Company’s shares of common stock will be listed.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries. The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, AR Capital, LLC (the "Sponsor"), as a result of which, they are related parties of the Company. Each has received or may receive, as applicable, compensation, fees and/or other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees and/or other expense reimbursements during the offering, acquisition, operational and liquidation stages. During the second quarter of 2014, the Company announced that it engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist the Company in evaluating potential strategic alternatives. In connection with the Listing, the Company has also engaged UBS Securities LLC as a financial advisor.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included here have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 15, 2015. The unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and unaudited consolidated statement of cash flows for the nine months ended September 30, 2014, include adjustments, as previously disclosed in the Company’s Form 10-K, to reflect certain adjustments and final purchase price allocations to previously reported information associated with acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.4 million and $1.0 million, depreciation and amortization expense decreased by $3.6 million and $8.3 million and net loss decreased $3.2 million and $7.3 million for the three and nine months ended September 30, 2014, respectively. In addition, real estate investments, net increased $26.2 million, below market lease liabilities, net increased $18.9 million and total stockholders’ equity increased $7.3 million as of September 30, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015, other than the updates described below.
Reportable Segment
The Company has one reportable segment, income-producing properties, which consists of activities related to investing in real estate.
Commercial Mortgage Loans
Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in the Company’s consolidated statements of operations and comprehensive (loss) income. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income from debt investments in the Company's consolidated statements of operations and comprehensive (loss) income.
Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Loan Impairment
The Company’s loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at September 30, 2015.
Commercial Mortgage-Backed Securities
On the acquisition date, all of the Company’s commercial mortgage-backed securities (“CMBS”) were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. Related discounts, premiums and capitalized acquisition and fees expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in the Company’s consolidated statements of operations and comprehensive (loss) income.
Acquisition fees and expenses incurred in connection with the acquisition of CMBS are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Impairment Analysis of CMBS
CMBS for which the fair value option has not been elected are periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security is considered other-than-temporary when: (i) the Company has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Company does not expect to recover the entire amortized cost of the security. If the Company determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge is recognized as an impairment of assets on the Company's consolidated statements of operations and comprehensive (loss) income. If a sale is not expected, the portion of the impairment charge related to credit factors is recorded as an impairment of assets on the Company's consolidated statements of operations and comprehensive (loss) income with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
CMBS for which the fair value option has been elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statements of operations and comprehensive (loss) income. No such election has been made to date.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company is currently evaluating the impact of the new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The Company owned 463 properties, which were acquired for investment purposes, as of September 30, 2015. The rentable square feet or annualized rental income on a straight-line basis of the four properties summarized below each represent 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of September 30, 2015.
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
C&S Wholesale Grocers - Birmingham, AL
On February 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of C&S Wholesale Grocers, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("C&S Wholesale Grocers"). The seller had no preexisting relationship with the Company. The purchase price of C&S Wholesale Grocers was $54.4 million, exclusive of closing costs. The acquisition of C&S Wholesale Grocers was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by the property. The Company accounted for the purchase of C&S Wholesale Grocers as a business combination and incurred acquisition related costs of $0.8 million, which are reflected in the acquisition and transaction related line item of the unaudited consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Sanofi US - Bridgewater, NJ
On March 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Sanofi US, a freestanding, single-tenant office facility located in Bridgewater, New Jersey ("Sanofi"). The seller had no preexisting relationship with the Company. The purchase price of Sanofi was $251.1 million, exclusive of closing costs. The acquisition of Sanofi was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by the property. The Company accounted for the purchase of Sanofi as a business combination and incurred acquisition related costs of $5.8 million, which are reflected in the acquisition and transaction related line item of the unaudited consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2014.
There were no real estate properties acquired or liabilities assumed during the nine months ended September 30, 2015. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2014:

	Nine Months Ended
(Dollar amounts in thousands)	September 30, 2014
Real estate investments, at cost:
Land	$210,379
Buildings, fixtures and improvements	672,121
Total tangible assets	882,500
Acquired intangibles:
In-place leases	175,152
Above-market lease assets	13,403
Below-market lease liabilities	(19,692)
Total assets acquired	1,051,363
Mortgage notes payable assumed	(462,238)
Premiums on mortgage notes payable assumed	(27,862)
Deposits paid in prior periods	(33,035)
Cash paid for acquired real estate investments, at cost	$528,228	(1)
Number of properties purchased	224
_____________________________________

(1)	Excludes cash paid for real estate investments financed through accounts payable in prior periods of $9.9 million.
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 to December 31, 2015	$38,651
2016	157,027
2017	159,426
2018	130,993
2019	132,715
Thereafter	836,265
$1,455,077

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all properties as of the dates indicated:

	September 30,
Tenant	2015	2014
SunTrust Bank	17.9%	17.9%
Sanofi US	11.6%	11.6%
C&S Wholesale Grocer	10.4%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014:

	September 30,
State	2015	2014
New Jersey	20.3%	20.3%
Georgia	11.2%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014.
Note 4 — Commercial Mortgage Loans
As of September 30, 2015, the Company's commercial mortgage loan portfolio comprised three senior loans in the following sectors:

	September 30, 2015
Loan Type (in thousands)	Par Value	Percentage
Hospitality	$44,500	55.7%
Retail	18,150	22.7%
Student Housing — Multifamily	17,200	21.6%
	$79,850	100.0%
The Company did not have commercial mortgage loans as of December 31, 2014.
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming investment with some loss of interest expected but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

All commercial mortgage loans are assigned an initial risk rating of 2. As of September 30, 2015, the weighted average risk rating of loans was 2.0. As of September 30, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the nine months ended September 30, 2015, the activity in the Company's loan portfolio was as follows:

(In thousands)	Nine Months Ended September 30, 2015
Beginning balance	$—
Originations	79,410
Discount accretion and premium amortization (1)	16
Ending balance	$79,426
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Note 5 — Commercial Mortgage-Backed Securities
The following is a summary of the Company's CMBS as of September 30, 2015:

		Weighted Average
(Dollar amounts in thousands)	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
September 30, 2015	2	6.33% + 1M LIBOR	January 2021	$30,250	$29,917
The Company did not have investments in CMBS as of December 31, 2014.
The Company classified its CMBS as available-for-sale as of September 30, 2015. These investments are reported at fair value on the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss, unless the securities are considered to be other-than-temporarily impaired, at which time the losses would be reclassified to expense. The following table shows the changes in fair value of the Company's CMBS as of September 30, 2015:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015	$30,200	$—	$(283)	$29,917
Unrealized losses as of September 30, 2015 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2015.
Note 6 — Other Real Estate Securities
As of September 30, 2015, the Company had no investments in other real estate securities.
As of December 31, 2014, the Company had investments in other real estate securities consisting of redeemable preferred stock with an aggregate fair value of $19.0 million. These investments were considered available-for-sale securities and therefore increases or decreases in the fair value of these investments were recorded in accumulated other comprehensive income as a component of stockholders' equity on the consolidated balance sheets, unless the securities were considered to be other-than-temporarily impaired, at which time the losses would have been reclassified to expense. The following table details the unrealized gains and losses on other real estate securities as of December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other real estate securities	$18,528	$463	$—	$18,991

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table details the realized gains on other real estate securities sold during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain
Three Months Ended September 30, 2015	$9,821	$10,013	$192
Three Months Ended September 30, 2014	$12,962	$13,276	$314
Nine Months Ended September 30, 2015	$18,528	$19,266	$738
Nine Months Ended September 30, 2014	$42,849	$43,106	$257
Note 7 — Mortgage Notes Payable
On August 7, 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement (“Multi-Tenant Mortgage Loan”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the “Lenders”). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of September 30, 2015, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 269 of the Company’s properties. As of September 30, 2015, the outstanding balance under the Multi-Tenant Mortgage Loan was $655.0 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of September 30, 2015, the Lenders had released $4.6 million of the amount originally placed in escrow to the Company. As of September 30, 2015, $37.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of September 30, 2015.
During October 2015, the Lenders released an additional $30.1 million from escrow, of which $5.5 million was used to pay down principal on the Multi-Tenant Mortgage Loan in connection with the release of one property. As of November 9, 2015, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 properties and had an outstanding balance of $649.5 million. As of November 9, 2015, $7.8 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow.
The Company's mortgage notes payable as of September 30, 2015 and December 31, 2014 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014		Interest Rate	Maturity
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,274	$8,519	6.01%		6.01%		Fixed	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2021
Sanofi US I	1	190,000	190,000	5.83%		5.83%		Fixed	Dec. 2015
Stop & Shop I	4	39,099	39,570	5.63%		5.63%		Fixed	Jun. 2021
Multi-Tenant Mortgage Loan	269	655,000	—	4.36%		—%		Fixed	Sep. 2020
Total Mortgage Notes Payable	460	$1,124,363	$470,079	4.90%	(1)	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
October 1, 2015 to December 31, 2015	$190,248
2016	1,014
2017	83,393
2018	1,143
2019	1,211
Thereafter	847,354
$1,124,363
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 8 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million. In August 2015, the Company paid down in full the outstanding balance on the Credit Facility and concurrently terminated the Credit Facility in connection with entering into the Multi-Tenant Mortgage Loan described in Note 7 — Mortgage Notes Payable. In connection with the Company’s extinguishment of the Credit Facility, the Company wrote off $7.6 million of unamortized deferred financing costs associated with the Credit Facility.
As of December 31, 2014, the outstanding balance under the Credit Facility was $423.0 million.
Note 9 — Fair Value of Financial Instruments
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015, the Company has investments in CMBS. CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2015, the Company received broker quotes on each CMBS investment used in determining the fair value. As of September 30, 2015, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs. The Company did not have investments in CMBS as of December 31, 2014.
As of December 31, 2014, the Company had investments in redeemable preferred stock that were traded in active markets and therefore, due to the availability of quoted prices in active markets, classified these investments as Level 1 in the fair value hierarchy. The Company does not have investments in redeemable preferred stock as of September 30, 2015.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
Commercial mortgage-backed securities	$—	$29,917	$—	$29,917

December 31, 2014
Other real estate securities	$18,991	$—	$—	$18,991
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Commercial mortgage loans, held for investment	3	$79,426	$79,426	$—	$—
Mortgage notes payable	3	$1,140,839	$1,185,859	$492,179	$505,629
Credit facility	3	$—	$—	$423,000	$423,000
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investment. The fair value of mortgage notes payable is based on combinations of independent third party estimates and management’s estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.
Note 10 — Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 66.5 million and 65.3 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Share Repurchase Programs
Original Share Repurchase Program
The Company previously had the Original Share Repurchase Program (the “Original SRP”) that permitted stockholders to sell their shares back to the Company, subject to significant conditions and limitations. In connection with the potential Listing, the board of directors terminated the Original SRP on April 15, 2015. The Company processed all of the requests received under the Original SRP for the first and second quarters of 2015.
The following table summarizes the repurchases of shares under the Original SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Nine months ended September 30, 2015	93	274,564	23.83
Cumulative repurchases as of September 30, 2015	251	578,471	$23.98
New Share Repurchase Program
Effective October 12, 2015, the Company implemented a new share repurchase plan (the “New SRP”). Under the New SRP, subject to certain conditions, stockholders may request that the Company repurchase their shares of common stock of the Company, if such repurchase does not impair the Company’s capital or operations. Only those stockholders who have purchased shares of common stock of the Company from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may participate in the New SRP. Under the New SRP, stockholders will only be able to have their shares repurchased to the extent that the Company has sufficient liquid assets. Funding for the New SRP will be derived from operating funds, if any, the Company, in its sole discretion, may reserve for this purpose.
The Company will repurchase shares pursuant to the New SRP initially at $24.17 per share, which is equal to the most recently published Estimated Per-Share NAV as determined by the Company's board of directors on May 14, 2015. Beginning on the date on which the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2015, and on each subsequent date on which the Company files its Annual Report on Form 10-K, the Company will publish an Estimated Per-Share NAV for such year (each such date, a “NAV Pricing Date”). Beginning with each NAV Pricing Date, the repurchase price for shares under the New SRP will equal the then-current Estimated Per-Share NAV. The Company will limit the purchases that it may make pursuant to the New SRP in any calendar quarter to 1.25% of the product of (i) the Company’s most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of last day of the previous calendar quarter. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.
Subject to certain limitations as set forth in the New SRP, on November 6, 2015 (the “Special Share Repurchase Date”), the Company repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, the Company’s most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock. In connection with the potential Listing, pursuant to the terms of the DRIP, on April 15, 2015, the Company's board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables the Company to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, the Company's board of directors approved the suspension of the DRIP, effective immediately following the payment of the Company’s June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP prior to the suspension of the DRIP occurred in connection with the Company’s June 2015 distribution, paid on July 1, 2015. The Company may reinstate the DRIP in the future. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP.  Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions were declared. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014 through the suspension of the DRIP, the Company offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company issued 1.5 million and 2.6 million shares of common stock with a value of $34.8 million and $61.0 million, respectively, and a par value per share of $0.01, pursuant to the DRIP.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 to December 31, 2015	$224
2016	895
2017	900
2018	882
2019	882
Thereafter	5,526
$9,309
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2015, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
October 1, 2015 to December 31, 2015	$—
2016	—
2017	2,450
2018	2,950
2019	—
Thereafter	—
$5,400
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Note 12 — Related Party Transactions and Arrangements
As of September 30, 2015 and December 31, 2014, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 OP Units.
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

	Three Months Ended September 30,		Nine Months Ended September 30,			Payable as of
(In thousands)	2015	2014	2015	2014		September 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$—	$—	$—	$(3)	(1)	$—	$(13)
_________________________________

(1)
During the nine months ended September 30, 2014, the Company was reimbursed for selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$—	$—	$—	$(253)	$—	$—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees and Participations Incurred in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is reimbursed for costs it incurs in providing services, or “insourced expenses.” Such insourced expenses may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of September 30, 2015, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable exceed 4.5% of the Company’s total portfolio contract purchase price or 4.5% of the amount advanced for the Company’s total portfolio of loans or other investments. As of September 30, 2015, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
In connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, is a party, as a result of which OP Units or the Company's common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
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

(iii)	the Company will not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with this arrangement. As of September 30, 2015, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three and nine months ended September 30, 2015. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As stated above, pursuant to the Advisory Agreement, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the OP Agreement through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
The Second A&R Advisory Agreement provides that the acquisition fee and financing coordination fee (both as defined in the Advisory Agreement) will terminate 180 days after July 20, 2015 (the “Fee Termination Date”), except for acquisition fees with respect to properties under contract, letter of intent, or under negotiation as of the Fee Termination Date. Such acquisition fees shall be paid quarterly in arrears. The Second A&R Advisory Agreement provides for a base management fee equal to $4.5 million per quarter plus 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing paid quarterly in arrears by the Company to the Advisor. In addition, the Second A&R Advisory Agreement provides for a variable management fee equal to (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings (as defined below) per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. As of September 30, 2015, the Company had not incurred a variable management fee.
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
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. The Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three and nine months ended September 30, 2015, the Company incurred $0.4 million reimbursements from the Advisor for providing administrative services. No reimbursements were incurred from the Advisor for providing administrative services during the three and nine months ended September 30, 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and nine months ended September 30, 2015 and 2014.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,					Payable as of
	2015			2014		2015			2014
(In thousands)	Incurred		Forgiven	Incurred	Forgiven	Incurred		Forgiven	Incurred	Forgiven	September 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,330	(1)	$—	$—	$—	$1,330	(1)	$—	$10,578	$—	$—	$—
Financing coordination fees	4,913		—	—	—	4,913		—	5,678	—	—	—
Ongoing fees:
Asset management fees	4,413		—	—	—	8,509		—	—	—	—	—
Transfer agent and other professional services	1,007		—	500	—	2,555		—	1,753	—	553	753
Distributions on Class B Units	438		—	193	—	1,135		—	345	—	—	—
Total related party operation fees and reimbursements	$12,101		$—	$693	$—	$18,442		$—	$18,354	$—	$553	$753
_________________________________

(1)
During the three and nine months ended September 30, 2015, acquisition fees and expenses of $0.9 million have been recognized in the unaudited consolidated statements of operations and comprehensive (loss) income. In addition, over the same periods, the Company capitalized $0.4 million of acquisition expenses to the Company's consolidated balance sheets, which are being amortized over the life of each investment using the effective interest method. No acquisition expenses were capitalized during the three and nine months ended September 30, 2014.

Fees and Participations Incurred in Connection With Liquidation or Listing
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $2.0 million and $3.0 million, respectively, which is included in acquisition and transaction related expense on the unaudited consolidated statements of operations and comprehensive (loss) income.
In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million in the aggregate pursuant to this agreement. The Company did not incur expenses for services provided pursuant to this agreement during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.3 million and $1.9 million, respectively, which is included in acquisition and transaction related expense on the unaudited consolidated statements of operations and comprehensive (loss) income.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The investment banking and capital markets division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. The Company did not incur expenses for services provided pursuant to this agreement during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.0 million, which is included in acquisition and transaction related expense on the unaudited consolidated statements of operations and comprehensive (loss) income and in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2014.
The Company is required to pay the Advisor a subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return, provided that the annual subordinated performance fee paid to the Advisor does not exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015 and 2014. Effective July 20, 2015, the Second A&R Advisory Agreement eliminated the subordinated performance fee.
If the Company lists its common stock, the Company, as the general partner of the OP, will cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

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

The “market value” used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th calendar day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note will provide for appropriate adjustment to the calculation of the Listing Amount.
The Listing Note will evidence the Special Limited Partner’s right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Listing Amount into OP Units. OP Units are convertible into shares of the Company’s Common Stock in accordance with the terms governing conversion of OP Units into shares of Common Stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP (the “OP Agreement”), which will be entered into at Listing.
On April 29, 2015, the board of directors authorized the execution, in conjunction with the potential Listing, of an Amended and Restated Agreement of Limited Partnership of the OP (the “A&R OP Agreement”) by the Company, as general partner of its OP, with the limited partners party thereto to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units (“LTIP Units”) as a new class of units of limited partnership in the OP to the existing common units (“OP Units”). The Company may at any time cause the OP to issue LTIP Units pursuant to an outperformance agreement. On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement to be entered into with the Company, the OP and the Advisor in connection with the Listing. See Note 14 — Share-Based Compensation — Multi-Year Outperformance Agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

If the Company is not listed on a national securities exchange, the Company is required to pay a subordinated participation to the Special Limited Partner in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. There can be no assurance that the Company will provide this 6.0% annual return and the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2015 and 2014.
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
Until 180 days after July 20, 2015, the Company will pay the Advisor a brokerage commission on any sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2015 and 2014.
Note 13 — Economic Dependency
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
Note 14 — Share-Based Compensation
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table reflects restricted share award activity for the nine months ended September 30, 2015:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	4,799	$22.50
Granted	6,240	24.04
Vested	(1,067)	22.50
Forfeited	(2,517)	23.83
Unvested, September 30, 2015	7,455	$23.34
As of September 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's Original RSP. That cost is expected to be recognized over a weighted-average period of 3.5 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $26,000 and $4,000 for the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock was approximately $40,000 and $15,000 for the nine months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying unaudited consolidated statements of operations and comprehensive (loss) income.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three and nine months ended September 30, 2015 and 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 15 — Accumulated Other Comprehensive Income (Loss)
The following tables illustrate the changes in accumulated other comprehensive income (loss) for the period presented below:

(In thousands)	Unrealized Gains on Available-for-sale Securities
Balance, December 31, 2014	$463
Other comprehensive loss, before reclassifications	(8)
Amounts reclassified from accumulated other comprehensive income	(738)	(1)
Balance, September 30, 2015	$(283)
_________________________________

(1)	Amounts were reclassified to gain on sale of other real estate securities on the unaudited consolidated statements of operations and comprehensive (loss) income.
Note 16 — Net (Loss) Income Per Share
The following table sets forth the basic and diluted net (loss) income per share computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014		2015	2014
Computation of Basic Net (Loss) Income Per Share:
Basic net (loss) income	$(11,428)	$1,610		$(8,151)	$(6,832)
Basic weighted-average shares outstanding	66,450,057	64,654,279		66,058,803	63,795,899
Basic net (loss) income per share	$(0.17)	$0.02		$(0.12)	$(0.11)

Computation of Diluted Net (Loss) Income Per Share:
Basic net (loss) income	$(11,428)	$1,610		$(8,151)	$(6,832)
Adjustments to net (loss) income for common share equivalents	—	(98)		—	—
Diluted net (loss) income	$(11,428)	$1,512		$(8,151)	$(6,832)

Basic weighted-average shares outstanding	66,450,057	64,654,279		66,058,803	63,795,899
Shares of unvested restricted stock	—	6,704	(1)	—	—
OP Units	—	90		—	—
Diluted weighted-average shares outstanding	66,450,057	64,661,073		66,058,803	63,795,899
Diluted net (loss) income per share	$(0.17)	$0.02		$(0.12)	$(0.11)
_____________________________________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 4,799 shares of unvested restricted stock outstanding as of September 30, 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Diluted net (loss) income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following weighted-average common share equivalents that were excluded from the calculation of diluted net (loss) income per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Shares of unvested restricted stock	7,319	(1)	—		5,975	(1)	5,363	(1)
OP Units	90		—		90		90
Class B Units	1,052,420	(2)	464,349	(2)	919,611	(2)	279,216	(2)
Total weighted-average antidilutive common share equivalents	1,059,829		464,349		925,676		284,669
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 7,455 and 4,799 shares of unvested restricted stock outstanding as of September 30, 2015 and 2014, respectively.

(2)
Weighted-average number of issued and unvested Class B Units outstanding for the periods presented. The Company's board of directors had approved the issuance 1,052,420 and 521,737 Class B Units as of September 30, 2015 and 2014, respectively.

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the unaudited consolidated financial statements except for the following disclosure:
On November 9, 2015, the Sponsor advised the Company that the Sponsor and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Sponsor, including the Advisor and the Property Manager. The termination has no effect on the Company’s current management team.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of American Finance Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Finance Trust, Inc., a Maryland corporation, including, as required by context, American Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Finance Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the unaudited consolidated financial statements contained herein.
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

•
We may be deemed by regulators to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

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
From November 14, 2014 (the "Initial NAV Pricing Date") until the suspension of the DRIP, the price per share for shares of common stock purchased under the DRIP was equal to the estimated net asset value (“NAV”) per share of our common stock calculated by our Advisor in accordance with our valuation guidelines and approved by our board of directors ("Estimated Per-Share NAV"). On November 19, 2014, our board of directors approved an Estimated Per-Share NAV equal to $23.50 as of September 30, 2014, which was used in connection with the purchases of common stock under the DRIP following the Initial NAV Pricing Date through May 18, 2015. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015, which was used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of the Company’s distribution on July 1, 2015.
We previously announced our intention to list on the New York Stock Exchange (“NYSE”) under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, we announced that in light of market conditions, our board of directors, in consultation with our Advisor, determined it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors will continue to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that our shares of common stock will be listed.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its wholly-owned subsidiaries. We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Dealer Manager served as the dealer manager of the IPO and continues to provide us with various strategic investment banking services. The Advisor and the Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common control with, the Sponsor, as a result of which, they are related parties of ours. Each has received or may receive, as applicable, compensation, fees and/or other expense reimbursements for services related to the IPO and for the investment and management of our assets. Such entities have received or may receive, as applicable, fees and/or other expense reimbursements during the offering, acquisition, operational and liquidation stages. During the second quarter of 2014, we announced that we engaged J.P. Morgan Securities LLC and RCS Capital, the investment banking division of the Dealer Manager, as financial advisors to assist us in evaluating potential strategic alternatives. In connection with the Listing, we have also engaged UBS Securities LLC as a financial advisor.
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
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations and comprehensive (loss) income.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If a receivable is deemed uncollectible, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive (loss) income.
Cost recoveries from tenants are included in operating expense reimbursements in our consolidated statements of operations and comprehensive (loss) income in the period the related costs are incurred, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive (loss) income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive (loss) income at the lesser of carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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
Commercial Mortgage Loans
Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income.

Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Loan Impairment
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at September 30, 2014.
Commercial Mortgage-Backed Securities
On the acquisition date, all of our commercial mortgage-backed securities (“CMBS”) were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. Related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income.
Acquisition fees and expenses incurred in connection with the acquisition of CMBS are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Impairment Analysis of CMBS
CMBS for which the fair value option has not been elected are periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security is considered other-than-temporary when (i) we have the intent to sell the impaired security; (ii) it is more likely than not we will be required to sell the security; or (iii) we do not expect to recover the entire amortized cost of the security. If we determine that an other-than-temporary impairment exists and a sale is likely, the impairment charge is recognized as an impairment of assets on our consolidated statements of operations and comprehensive (loss) income. If a sale is not expected, the portion of the impairment charge related to credit factors is recorded as an impairment of assets on our consolidated statements of operations and comprehensive (loss) income with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
CMBS for which the fair value option has been elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statements of operations and comprehensive (loss) income. No such election has been made to date.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. We are currently evaluating the impact of the new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the new guidance.

Properties
As of September 30, 2015, we owned 463 properties, which were acquired for investment purposes, located in 37 states. All of our properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 8.9 as of September 30, 2015. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we own at September 30, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	12.6
Walgreens I	Jul. 2013	1	10,500	22.0
Dollar General II	Jul. 2013	2	18,052	12.7
Auto Zone I	Jul. 2013	1	7,370	11.8
Dollar General III	Jul. 2013	5	45,989	12.6
BSFS I	Jul. 2013	1	8,934	8.3
Dollar General IV	Jul. 2013	2	18,126	10.4
Tractor Supply I	Aug. 2013	1	19,097	12.2
Dollar General V	Aug. 2013	1	12,480	12.4
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	9.9
Family Dollar I	Aug. 2013	1	8,050	5.8
Lowe's I	Aug. 2013	5	671,313	13.8
O'Reilly Auto Parts I	Aug. 2013	1	10,692	14.8
Food Lion I	Aug. 2013	1	44,549	14.1
Family Dollar II	Aug. 2013	1	8,028	7.8
Walgreens II	Aug. 2013	1	14,490	17.5
Dollar General VI	Aug. 2013	1	9,014	10.4
Dollar General VII	Aug. 2013	1	9,100	12.5
Family Dollar III	Aug. 2013	1	8,000	7.0
Chili's I	Aug. 2013	2	12,700	10.2
CVS I	Aug. 2013	1	10,055	10.4
Joe's Crab Shack I	Aug. 2013	2	16,012	11.5
Dollar General VIII	Sep. 2013	1	9,100	12.8
Tire Kingdom I	Sep. 2013	1	6,635	9.5
Auto Zone II	Sep. 2013	1	7,370	7.7
Family Dollar IV	Sep. 2013	1	8,320	7.8
Fresenius I	Sep. 2013	1	5,800	9.8
Dollar General IX	Sep. 2013	1	9,014	9.6
Advance Auto I	Sep. 2013	1	10,500	7.8
Walgreens III	Sep. 2013	1	15,120	10.5
Walgreens IV	Sep. 2013	1	13,500	9.0
CVS II	Sep. 2013	1	13,905	21.4
Arby's I	Sep. 2013	1	3,000	12.8
Dollar General X	Sep. 2013	1	9,100	12.5
AmeriCold I	Sep. 2013	9	1,407,166	12.0
Home Depot I	Sep. 2013	2	1,315,200	11.4
New Breed Logistics I	Sep. 2013	1	390,486	6.1
American Express Travel Related Services I	Sep. 2013	2	785,164	4.4
L.A. Fitness I	Sep. 2013	1	45,000	8.4
SunTrust Bank I	Sep. 2013	32	182,400	2.3
National Tire & Battery I	Sep. 2013	1	10,795	8.2
Circle K I	Sep. 2013	19	54,521	13.1
Walgreens V	Sep. 2013	1	14,490	11.9
Walgreens VI	Sep. 2013	1	14,560	13.6
FedEx Ground I	Sep. 2013	1	21,662	7.7

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	14.1
O'Charley's I	Sep. 2013	20	135,973	16.1
Krystal Burgers Corporation I	Sep. 2013	6	12,730	14.0
Merrill Lynch I	Sep. 2013	3	553,841	9.2
1st Constitution Bancorp I	Sep. 2013	1	4,500	8.3
American Tire Distributors I	Sep. 2013	1	125,060	8.3
Tractor Supply II	Oct. 2013	1	23,500	8.0
United Healthcare I	Oct. 2013	1	400,000	5.8
National Tire & Battery II	Oct. 2013	1	7,368	16.7
Tractor Supply III	Oct. 2013	1	19,097	12.6
Mattress Firm II	Oct. 2013	1	4,304	7.9
Dollar General XI	Oct. 2013	1	9,026	11.6
Academy Sports I	Oct. 2013	1	71,640	12.8
Talecris Plasma Resources I	Oct. 2013	1	22,262	7.5
Amazon I	Oct. 2013	1	79,105	7.8
Fresenius II	Oct. 2013	2	16,047	11.9
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	13.2
Dollar General XIII	Nov. 2013	1	9,169	10.5
Advance Auto II	Nov. 2013	2	13,887	7.6
FedEx Ground II	Nov. 2013	1	48,897	7.8
Burger King I	Nov. 2013	41	168,192	18.2
Dollar General XIV	Nov. 2013	3	27,078	12.7
Dollar General XV	Nov. 2013	1	9,026	13.1
FedEx Ground III	Nov. 2013	1	24,310	7.9
Dollar General XVI	Nov. 2013	1	9,014	10.2
Family Dollar V	Nov. 2013	1	8,400	7.5
Walgreens VIII	Dec. 2013	1	14,490	8.3
CVS III	Dec. 2013	1	10,880	8.3
Mattress Firm III	Dec. 2013	1	5,057	7.8
Arby's II	Dec. 2013	1	3,494	12.6
Family Dollar VI	Dec. 2013	2	17,484	8.3
SAAB Sensis I	Dec. 2013	1	90,822	9.5
Citizens Bank I	Dec. 2013	9	34,777	8.3
Walgreens IX	Jan. 2014	1	14,490	7.3
SunTrust Bank II	Jan. 2014	30	148,233	2.3
Mattress Firm IV	Jan. 2014	1	5,040	8.9
FedEx Ground IV	Jan. 2014	1	59,167	7.8
Mattress Firm V	Jan. 2014	1	5,548	8.1
Family Dollar VII	Feb. 2014	1	8,320	8.8
Aaron's I	Feb. 2014	1	7,964	7.9
Auto Zone III	Feb. 2014	1	6,786	7.5
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	7.0
Advance Auto III	Feb. 2014	1	6,124	8.9
Family Dollar VIII	Mar. 2014	3	24,960	7.8
Dollar General XVII	Mar. & May 2014	3	27,078	12.5
SunTrust Bank III	Mar. 2014	121	646,535	2.3
SunTrust Bank IV	Mar. 2014	30	171,209	2.3
Dollar General XVIII	Mar. 2014	1	9,026	12.5
Sanofi US I	Mar. 2014	1	736,572	10.8
Family Dollar IX	Apr. 2014	1	8,320	8.5
Stop & Shop I	May 2014	8	544,112	11.1
Bi-Lo I	May 2014	1	55,718	10.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XIX	May 2014	1	12,480	12.9
Dollar General XX	May 2014	5	48,584	11.6
Dollar General XXI	May 2014	1	9,238	12.9
Dollar General XXII	May 2014	1	10,566	11.6
		463	13,107,548	8.9
_____________________

(1)	Remaining lease term in years as of September 30, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
CRE Debt Investments
As of September 30, 2015, we had invested in five CRE Debt Investments. The following table shows selected data from our investments portfolio as of September 30, 2015:

Deal Name	Par Value	Carrying Value		Interest Rate		Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior 1	$18,150	$18,019		4.10% + 1M LIBOR	(3)	4.6%	78.6%
Senior 2	17,200	17,119		4.50% + 1M LIBOR	(3)	4.9%	66.0%
Senior 3	44,500	44,288		4.50% + 1M LIBOR	(3)	4.9%	78.1%
CMBS 1	20,250	20,252	(2)	6.99% + 1M LIBOR		7.2%	71.9%
CMBS 2	10,000	9,948	(2)	5.00% + 1M LIBOR		5.4%	54.7%
	$110,100	$109,626				5.3%	73.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.

(2)	The fair values of CMBS 1 and CMBS 2 were $20.1 million and $9.8 million, respectively, as of September 30, 2015.

(3)
Our floating rate loan agreements contain the contractual obligation for the borrower to maintain an interest rate cap to protect against rising interest rates. In a simple interest rate cap, the borrower pays a premium for a notional principal amount based on a capped interest rate (the "cap rate"). When the floating rate exceeds the cap rate, the borrower receives a payment from the cap rate counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. When interest rates rise, the value of an interest rate cap will increase, thereby reducing the borrower's exposure to rising interest rates. The Company is not a party to the interest rate caps that our borrowers enter into.

Results of Operations
As of September 30, 2015 and 2014, we owned 463 properties, which were acquired for investment purposes, with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. As of September 30, 2015, we had invested in five CRE Debt Investments.
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
As of July 1, 2014, we owned 463 properties (our "Three Month Same Store") with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. We have not acquired any properties since July 1, 2014.
Rental Income
Rental income remained constant at $40.2 million for the three months ended September 30, 2015 and 2014.
Operating Expense Reimbursements
Operating expense reimbursement revenue remained relatively constant, increasing $0.1 million to $3.1 million for the three months ended September 30, 2015 compared to $3.0 million for the three months ended September 30, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Interest Income from Debt Investments
Interest income from debt investments for the three months ended September 30, 2015 of $0.7 million related to our CRE Debt Investments. For the three months ended September 30, 2015, the average carrying value of our commercial mortgage loans and CMBS were $28.6 million and $15.1 million, respectively. As of September 30, 2015, the weighted-average yields of our commercial mortgage loans and CMBS were 4.85% and 6.60%, respectively. We did not have CRE Debt Investments during the three months ended September 30, 2014.
Asset Management Fees to Related Party
Asset management fees to related party for the three months ended September 30, 2015 of $4.4 million were related to services that we received from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets, pursuant to the Advisory Agreement. Subsequent to July 20, 2015, pursuant to the Second A&R Advisory Agreement, we pay a base management fee of $4.5 million per quarter that replaces the asset management fee. As of September 30, 2015, the Company had not incurred a variable management fee. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor pursuant to the Advisory Agreement and Second A&R Advisory Agreement. There were no asset management fees to related party incurred during the three months ended September 30, 2014.
Property Operating Expense
Property operating expense remained constant at $3.5 million for the three months ended September 30, 2015 and 2014. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.4 million to $0.9 million for the three months ended September 30, 2015, compared to $4.3 million for the three months ended September 30, 2014. We did not acquire any properties during the three months ended September 30, 2015; the $0.9 million of acquisition and transaction related expense primarily related to the origination and acquisition of our CRE Debt Investments. For the three months ended September 30, 2014, acquisition and transaction related expense related to advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event.
General and Administrative Expense
General and administrative expense increased $1.6 million to $2.6 million for the three months ended September 30, 2015, compared to $1.0 million for the three months ended September 30, 2014. The increase in general and administrative expense for the three months ended September 30, 2015 was primarily due to increases in professional fees relating to stockholder services, legal fees and distributions on Class B Units.
Depreciation and Amortization Expense
Depreciation and amortization expense remained constant at $25.4 million for the three months ended September 30, 2015 and 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $3.1 million to $11.3 million for the three months ended September 30, 2015, compared to $8.2 million for the three months ended September 30, 2014. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended September 30, 2015 and 2014, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended September 30,
	2015			2014
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$796,981	$10,970	5.12%	$470,460	$6,682	5.66%
Credit Facility	$211,500	894	1.94%	$423,000	2,111	1.84%
Amortization of deferred financing costs		1,324			1,308
Amortization of mortgage premiums		(1,891)			(1,893)
Interest Expense		$11,297			$8,208

Loss on Extinguishment of Debt
During the three months ended September 30, 2015, in connection with the termination of our credit facility, the Company wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the three months ended September 30, 2014.
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities decreased $0.4 million to approximately $25,000 for the three months ended September 30, 2015, compared to $0.4 million for the three months ended September 30, 2014. This decrease resulted primarily from the sale of investments in redeemable preferred stock and senior notes between September 30, 2014 and September 30, 2015. We held other real estate securities, at fair value, of $22.8 million as of September 30, 2014. We did not hold any such securities as of September 30, 2015.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.2 million for the three months ended September 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $9.8 million for $10.0 million. Gain on sale of other real estate securities of $0.3 million for the three months ended September 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $13.0 million for $13.3 million.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
As of January 1, 2014, we owned 239 properties (our "Nine Month Same Store") with an aggregate base purchase price of $1.1 billion, comprised of 7.5 million rentable square feet that were 100.0% leased on a weighted-average basis. We have acquired 224 properties since January 1, 2014 for an aggregate base purchase price of $1.0 billion, comprised of 5.6 million rentable square feet that were 100.0% leased on a weighted-average basis as of September 30, 2015 (our “Nine Month Acquisitions").
Rental Income
Rental income increased $14.7 million to $120.6 million for the nine months ended September 30, 2015, compared to $105.9 million for the nine months ended September 30, 2014. This increase in rental income was due to our Nine Month Acquisitions.
Operating Expense Reimbursements
Operating expense reimbursement revenue decreased $0.7 million to $8.8 million for the nine months ended September 30, 2015, compared to $9.5 million for the nine months ended September 30, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This decrease in operating expense reimbursements was due to decreased reimbursement of common area maintenance expenses at our Merrill Lynch properties as a result of revisions to the properties’ operating budget.
Interest Income from Debt Investments
Interest income from debt investments for the nine months ended September 30, 2015 of $0.7 million related to our CRE Debt Investments. For the nine months ended September 30, 2015, the average carrying value of our commercial mortgage loans and CMBS were $11.5 million and $6.0 million, respectively. As of September 30, 2015, the weighted-average yields of our commercial mortgage loans and CMBS were 4.85% and 6.60%, respectively. We did not have CRE Debt Investments during the nine months ended September 30, 2014.
Asset Management Fees to Related Party
Asset management fees to related party for the nine months ended September 30, 2015 of $8.5 million were related to services that we received from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets, pursuant to the Advisory Agreement. Subsequent to July 20, 2015, pursuant to the Second A&R Advisory Agreement, we pay a base management fee of $4.5 million per quarter that replaces the asset management fee. As of September 30, 2015, the Company had not incurred a variable management fee. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor pursuant to the Advisory Agreement and Second A&R Advisory Agreement. There were no asset management fees to related party incurred during the nine months ended September 30, 2014.
Property Operating Expense
Property operating expense decreased $0.3 million to $10.1 million for the nine months ended September 30, 2015, compared to $10.4 million for the nine months ended September 30, 2014. These costs primarily related to ground lease rent, real estate taxes, insurance and other property operating costs on our properties. The decrease in property operating expense was due to decreased common area maintenance expenses at our Merrill Lynch properties as a result of a revisions to the properties’ operating budget.

Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $21.4 million to $1.5 million for the nine months ended September 30, 2015, compared to $22.9 million for the nine months ended September 30, 2014. We did not acquire any properties during the nine months ended September 30, 2015; the $1.5 million of acquisition and transaction related expense primarily related to the origination and acquisition of our CRE Debt Investments, as well as third party appraisal costs incurred in connection with our purchase price allocation procedures. For the nine months ended September 30, 2014, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our Nine Month Acquisitions, as well as advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event.
General and Administrative Expense
General and administrative expense increased $4.4 million to $8.1 million for the nine months ended September 30, 2015, compared to $3.7 million for nine months ended September 30, 2014. This increase is primarily due to higher professional fees, legal fees, local income taxes and distributions on Class B Units compared to the nine months ended September 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.0 million to $76.2 million for the nine months ended September 30, 2015, compared to $68.2 million for the nine months ended September 30, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $8.3 million to $27.7 million for the nine months ended September 30, 2015, compared to $19.4 million for the nine months ended September 30, 2014. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by an increase in amortization of mortgage premiums. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the nine months ended September 30, 2015 and 2014, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Nine Months Ended September 30, 2015
	2015			2014
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$600,721	$24,142	5.38%	$337,328	$14,775	5.66%
Credit Facility	$338,400	5,246	1.93%	$312,900	5,525	2.25%
Amortization of deferred financing costs		3,932			3,279
Amortization of mortgage premiums		(5,624)			(4,204)
Interest Expense		$27,696			$19,375
Loss on Extinguishment of Debt
During the nine months ended September 30, 2015, in connection with the termination of our credit facility, we wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the nine months ended September 30, 2014.
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities decreased $1.5 million to $0.4 million for the nine months ended September 30, 2015, compared to $1.9 million for the nine months ended September 30, 2014. This decrease resulted primarily from sale of investments in redeemable preferred stock and senior notes between September 30, 2014 and September 30, 2015. We held other real estate securities, at fair value, of $22.8 million as of September 30, 2014. We did not hold any such securities as of September 30, 2015.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.7 million for the nine months ended September 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $18.6 million for $19.3 million. Gain on sale of other real estate securities of $0.3 million for the nine months ended September 30, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $42.8 million for $43.1 million.

Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, we had cash flows provided by operating activities of $69.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, receipt of rental revenue and the amount of acquisition and transaction related costs incurred. Cash flows from operating activities during the nine months ended September 30, 2015 include $1.5 million of acquisition and transaction related costs. Cash inflows during the nine months ended September 30, 2015 included a net loss adjusted for non-cash items of $74.4 million (net loss of $8.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by amortization of mortgage premiums, a gain on sale of other real estate securities and discount accretion and premium amortization on investments, net of $82.6 million) and an increase in accounts payable and accrued expenses of $2.2 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $6.6 million and a decrease in deferred rent and other liabilities of $0.2 million.
The net cash used in investing activities during the nine months ended September 30, 2015 of $90.3 million related to origination of commercial mortgage loans of $79.4 million and purchase of CMBS investments of $30.2 million, partially offset by proceeds from the sale of other real estate securities of $19.3 million.
The net cash provided by financing activities of $117.7 million during the nine months ended September 30, 2015 consisted primarily of proceeds from mortgage notes payable of $655.0 million, partially offset by payments on credit facility of $423.0 million, cash distributions of $46.9 million, an increase in restricted cash of $37.9 million, payments of deferred financing costs of $17.1 million, common stock repurchases of $11.7 million and payments of mortgage notes payable of $0.7 million.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, we had cash flows provided by operating activities of $71.7 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the nine months ended September 30, 2014 include $22.9 million of acquisition and transaction related costs. Cash inflows during the nine months ended September 30, 2014 included a net loss adjusted for non-cash items of $61.2 million (net loss of $6.8 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $68.0 million). Cash inflows also included an increase in deferred rent and other liabilities of $4.7 million, an increase in accounts payable and accrued expenses of $3.7 million and a decrease in prepaid expenses and other assets of $2.1 million primarily due to a decrease in accounts receivable based on the timing of receipt of payments.
The net cash used in investing activities during the nine months ended September 30, 2014 of $495.0 million related to our investments in real estate and other assets of $538.1 million, partially offset by proceeds from the sale of other real estate securities of $43.1 million.
The net cash provided by financing activities of $377.7 million during the nine months ended September 30, 2014 consisted primarily of proceeds from our credit facility of $423.0 million and proceeds from issuances of common stock of $0.1 million. These cash inflows were partially offset by cash distributions of $33.4 million, payments of deferred financing costs of $10.6 million, payments of mortgage notes payable of $0.8 million and common stock repurchases of $0.6 million.
Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $171.9 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our Multi-Tenant Mortgage Loan and secured mortgage financings.
We have used debt financing as a source of capital. Prior to filing an amended and restated charter on July 20, 2015, our previous charter did not permit the maximum amount of our total indebtedness to exceed 300% of our total "net assets" (as defined by such charter), as of the date of any borrowing. As of September 30, 2015, we had $1.1 billion of mortgage notes payable outstanding. Our amended and restated charter does not have such a restriction. As of September 30, 2015, our leverage ratio (total debt divided by total assets) approximated 47.1%.
On September 23, 2013, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under our Credit Facility to $750.0 million. In August 2015, we paid down in full the outstanding balance on the Credit Facility and concurrently terminated the Credit Facility in connection with entering into the Multi-Tenant Mortgage Loan described below.

On August 7, 2015, certain subsidiaries of ours entered into a $655.0 million mortgage loan agreement (“Multi-Tenant Mortgage Loan”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. The Multi-Tenant Mortgage Loan has a stated maturity date of September 6, 2020 and a stated annual interest rate of 4.30%. As of September 30, 2015, the Multi-Tenant Mortgage Loan was secured by mortgage interests on 269 of our properties. As of September 30, 2015, the outstanding balance under the Multi-Tenant Mortgage Loan was $655.0 million.
A portion of our working capital has historically been used to repurchase shares of our common stock. Our board of directors adopted our Original Share Repurchase Program (the “Original SRP”) that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, repurchased the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such repurchase. There were limits on the number of shares we were permitted to repurchase under this program during any 12-month period. Further, we were only authorized to repurchase shares using the proceeds received from the DRIP in any given quarter. In connection with the potential Listing, on April 15, 2015, our board of directors approved the termination of our Original SRP. We processed all of the requests received under our Original SRP for the first and second quarters of 2015.
The following table summarizes the repurchases of shares under our Original SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Nine months ended September 30, 2015	93	274,564	23.83
Cumulative repurchases as of September 30, 2015	251	578,471	$23.98
Effective October 12, 2015, we implemented our New Share Repurchase Plan (the “New SRP”). Under our New SRP, subject to certain conditions, stockholders may request that we repurchase their shares of our common stock, if such repurchase does not impair our capital or operations. Only those stockholders who purchased shares of our common stock from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may participate in our New SRP. Under our New SRP, stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets. Funding for our New SRP will be derived from operating funds, if any, we, in our sole discretion, may reserve for this purpose.
We will repurchase shares pursuant to our New SRP initially at $24.17 per share, which is equal to the most recently published Estimated Per-Share NAV as determined by our board of directors on May 14, 2015. Beginning on the date on which we file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2015, and on each subsequent date on which we file our Annual Report on Form 10-K, we will publish an Estimated Per-Share NAV for such year (each such date, a “NAV Pricing Date”). Beginning with each NAV Pricing Date, the repurchase price for shares under our New SRP will equal the then-current Estimated Per-Share NAV. We will limit the purchases that we may make pursuant to the New SRP in any calendar quarter to 1.25% of the product of (i) our most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of last day of the previous calendar quarter. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.
Subject to certain limitations as set forth in our New SRP, on November 6, 2015 (the “Special Share Repurchase Date”), we repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
We have historically generated some of our working capital by issuing shares through our DRIP. In connection with the potential Listing, on April 15, 2015, our board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables us to suspend the DRIP, which our board subsequently did, effective following the payment of our June 2015 monthly distribution. We may reinstate the DRIP in the future.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended			Nine Months Ended September 30, 2015
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015
Net income (loss) (in accordance with GAAP)	$4,901	$(1,624)	$(11,428)	$(8,151)
Depreciation and amortization	25,387	25,386	25,387	76,160
FFO	30,288	23,762	13,959	68,009
Acquisition fees and expenses	129	377	946	1,452
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	416	417	416	1,249
Straight-line rent	(2,088)	(2,067)	(2,039)	(6,194)
Loss on extinguishment of debt	—	—	7,564	7,564
Amortization of mortgage premiums on borrowings	(1,859)	(1,875)	(1,890)	(5,624)
Discount accretion and premium amortization on investments, net	—	—	(18)	(18)
Gain on sale of investments	(546)	—	(192)	(738)
MFFO	$26,340	$20,614	$18,746	$65,700

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
During the nine months ended September 30, 2015, distributions paid to common stockholders totaled $81.7 million, inclusive of $34.8 million of distributions for shares of common stock that were reinvested in shares issued pursuant to the DRIP.  During the nine months ended September 30, 2015, cash used to pay distributions was generated from cash flows provided by operations and proceeds received from common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2015
	March 31, 2015		June 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$26,663		$27,434		$27,614		$81,711

Source of distribution coverage:
Cash flows provided by operations (1)	$16,946	63.6%	$18,898	68.9%	$22,710	82.2%	$58,554	71.7%
Offering proceeds from issuances of common stock	—	—%	—	—%	—	—%	—	—%
Proceeds received from common stock issued under the DRIP	9,717	36.4%	8,536	31.1%	4,904	17.8%	23,157	28.3%
Proceeds from financings	—	—%	—	—%		—%	—	—%
Total source of distribution coverage	$26,663	100.0%	$27,434	100.0%	$27,614	100.0%	$81,711	100.0%

Cash flows provided by operations (GAAP basis) (1)	$27,807		$22,235		$19,756		$69,798
Net income (loss) (in accordance with GAAP)	$4,901		$(1,624)		$(11,428)		$(8,151)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015 and for the nine months ended September 30, 2015 include acquisition and transaction related expenses of $0.1 million, $0.4 million, $0.9 million and $1.5 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to September 30, 2015:

(In thousands)	Period from January 22, 2013 (date of inception) to September 30, 2015
Total distributions paid	$222,839

Reconciliation of net loss:
Revenues	$312,855
Acquisition and transaction related expenses	(50,981)
Depreciation and amortization	(184,486)
Other operating expenses	(51,393)
Other non-operating income, net	(56,940)
Net loss (in accordance with GAAP) (1)	$(30,945)

Cash flows provided by operations	$155,992

FFO	$153,541
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
The mortgage loan securing our Sanofi US property in the amount of $190.0 million will mature in December 2015. We are currently evaluating potential refinancing options.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2015. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		October 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$1,124,363	$190,248	$84,407	$2,354	$847,354
Interest on mortgage notes payable	216,317	13,721	84,874	78,499	39,223
Ground lease rental payments due	9,309	224	1,795	1,764	5,526
	$1,349,989	$204,193	$171,076	$82,617	$892,103

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
Related-Party Transactions and Agreements
We have entered into agreements with entities under common control with our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. In addition, during the second quarter of 2014, we announced that we engaged RCS Capital, the investment banking division of our Dealer Manager, as a financial advisor to assist us in evaluating potential strategic alternatives. See Note 12 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

As of September 30, 2015, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $1.1 billion and a fair value of $1.2 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $41.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $42.2 million.
As of September 30, 2015 our variable-rate CRE Debt Investments had a carrying value of $109.6 million. Interest rate volatility associated with these variable-rate CRE Debt Investments affects interest income. The sensitivity analysis related to our variable-rate investments assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate CRE Debt Investments would increase or decrease our interest income by $1.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
We completed the execution of our remediation plan with respect to previously identified material weaknesses during the quarter ended June 30, 2015. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below:
Distributions paid from sources other than our cash flows from operations result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.
Our cash flows provided by operations were $69.8 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid distributions of $81.7 million, of which $58.5 million, or 71.7%, was funded from cash flows from operations and $23.2 million, or 28.3%, was from proceeds received from common stock issued under the DRIP.
The DRIP has been suspended and we may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations we may have to reduce our distribution rate or fund distributions from other sources, such as from borrowings, the sale of properties, loans or securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of September 30, 2015, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	September 30, 2015
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch	7.8%
Stop & Shop	6.1%
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
As of September 30, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	September 30, 2015
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of September 30, 2015, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the Special Limited Partner and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In addition, the advisory agreement provides for payment of incentive compensation based on exceeding certain Core Earnings thresholds in any period. Losses in one period do not affect this incentive compensation in subsequent periods. As a result, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase Core Earnings and thus its fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf. If we decide to proceed with the Listing, we expect to enter into a Listing Note, which will provide for a distribution to the Special Limited Partner calculated based on the market price of common stock during a 30-day trading period 180 days after Listing, which may incentivize the Advisor to pursue short-term goals that may not be beneficial to us in the long term.
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

The CRE Debt Investments the Company invests in could be subject to delinquency, loss and bankruptcy, which could result in losses.
Commercial real estate loans are often secured by commercial real estate and may therefore be subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to approve. The ability of a borrower to repay a loan secured by, or dependent on revenue derived from, commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

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
In the event of any default under a commercial real estate loan held directly by the Company, the Company will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on the Company’s cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, the Company will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of the Company’s CRE Debt Investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, the Company may suffer a loss of principal or interest. In addition, even if the Company has recourse to a borrower’s assets, the Company may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. The Company is also exposed to these risks though the commercial real estate loans underlying a commercial real estate security the Company holds may result in the Company not recovering a portion or all of the Company’s investment in such commercial real estate security.

CRE Debt Investments and other commercial real estate investments are subject to the risks typically associated with commercial real estate.
CRE Debt Investments the Company originates and invests in may be secured by a lien on real property. Where the Company’s investment is secured by such a lien, the occurrence of a default on a CRE Debt Investment could result in the Company acquiring ownership of the property. There can be no assurance that the values of the properties ultimately securing CRE Debt Investments will remain at the levels existing on the dates of origination of such loans. If the value of the properties drop, the Company’s risk will increase because of both the lower value of the security and the reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of CRE Debt Investments and commercial real estate security investments. Therefore, the Company’s commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
The Company’s operating results may be adversely affected by a number of risks generally incident to holding real estate, including, without limitation:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of the Company’s borrowers to pay their loans and the ability of the borrowers on the underlying loans securing the Company’s securities to pay their loans, as well as on the value and the return that the Company can realize from assets it acquires and originates.
Delays in liquidating defaulted CRE Debt Investments could reduce investment returns.
If there are defaults under the Company’s CRE Debt investments, the Company may not be able to repossess and sell the properties securing such investments quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on the Company’s return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of assets securing defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede the Company’s ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due on the loan. In addition, the Company may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for management and may require the Company to pay significant costs associated with such property.

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
In the event of any default under its CRE Debt Investments and in the loans underlying the Company’s CMBS, the Company bears the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing the Company’s CRE Debt Investments may be located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
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

The Company invests in CMBS, which may include subordinate securities, which entails certain risks.
The Company invests in a variety of CMBS, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying the Company’s CMBS investments. The CMBS market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS market.
Additionally, CMBS is subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, the Company may not recover a portion or all of its investment.
The CMBS in which the Company may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Due to its investment in subordinate CMBS, the Company is also subject to several risks created through the securitization process. The Company’s subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are senior and generally more highly rated.
The Company may not control the special servicing of the mortgage loans underlying the CMBS in which it invests and, in such cases, the special servicer may take actions that could adversely affect the Company’s interests.
Overall control over the special servicing of the underlying mortgage loans of the CMBS may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS. The Company ordinarily does not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect the Company’s interests.
With respect to certain mortgage loans included in the CMBS, the properties that secure the mortgage loan backing the CMBS may also secure one or more related mortgage loans that are not in the securitized pool, which may conflict with the Company’s interests.
Certain mortgage loans included in the CMBS investments may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the CMBS) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause).

Adjustable-rate CRE Debt Investments may entail greater risks of default than fixed-rate commercial real estate loans.
Adjustable-rate CRE Debt Investments that the Company acquires or originates may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.
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
The Company may make large investments in individual loans or securities, which may be secured by a single property, or the Company may make investments in multiple loans or securities, which may be secured by multiple properties that are concentrated in one geographic location and which exclusively serve a particular industry, such as hotel, office or otherwise. Such investments would carry the risks associated with significant geographic and industry concentration. The Company has not established and does not plan to establish any investment criteria to limit its exposure to these risks for future investments. As a result, individual CRE Debt Investments may represent a significant percentage of the Company’s assets, and the properties underlying its investments may be overly concentrated in certain geographic areas and certain industries, and the Company may experience losses as a result. A worsening of economic conditions in a geographic area or an industry in which the Company’s investments may be concentrated could have an adverse effect on the value of such investments, limit the ability of borrowers to pay financed amounts, impair the value of collateral and adversely impact the Company’s origination of new investments by reducing the demand for new financings.
Hedging against interest rate exposure may adversely affect the Company’s income, limit the Company’s gains or result in losses, which could adversely affect cash available for distribution to the Company’s stockholders.
The Company may enter into interest rate swap agreements or pursue other interest rate hedging strategies. The Company’s hedging activity will vary in scope based on interest rate levels, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the Company’s hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign its side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	the Company may purchase a hedge that turns out not to be necessary.
Any hedging activity the Company engages in may adversely affect its income, which could adversely affect cash available for distribution. Therefore, while the Company may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, the Company may not be able to establish a perfect correlation between hedging instruments and the investment being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. The Company may increase its hedging activity and thus increase its hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom the Company enters into a hedging transaction will most likely result in a default. Default by a party with whom the Company enters into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.
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
Most of the Company’s security investments will be classified for accounting purposes as “available-for-sale.” These assets will be carried at estimated fair value, and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on the Company’s statement of operations. If the Company determines that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, the Company will recognize a loss on that security on the statement of operations, which will reduce the Company’s income in the period recognized.
A decline in the fair value of the Company’s assets may adversely affect the Company, particularly in instances where the Company has borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require the Company to post additional collateral to support the asset. If the Company were unable to post the additional collateral, its lenders may refuse to continue to lend to it or reduce the amounts they are willing to lend to it. Additionally, the Company may have to sell assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce the Company’s income and, in turn, cash available for distribution.
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
If the Company overestimates the value or income-producing ability or incorrectly prices the risks of its investments, the Company may experience losses.
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
The Company’s borrowers’ forms of entities may cause special risks or hinder its recovery.
Most of the borrowers for the Company’s CRE Debt Investments will most likely be legal entities rather than individuals. As a result, the Company’s risk of loss may be greater than originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities generally do not have personal assets and creditworthiness at stake. As a result, the bankruptcy of one of the Company’s borrowers, or a general partner or managing member of that borrower, may impair the Company’s ability to enforce its rights and remedies under the related mortgage.
Restructuring CRE Debt Investments may reduce the Company’s net interest income.
Although the Company’s CRE Debt Investments are relatively new and the commercial real estate market has exhibited signs of recovery, the Company may need to restructure its commercial real estate debt investments if the borrowers are unable to meet their obligations and the Company believes restructuring is the best way to maximize value. In order to preserve long-term value, the Company may determine to lower the interest rate on its CRE Debt Investments in connection with a restructuring, which will have an adverse impact on the Company’s net interest income. The Company may also determine to extend the time to maturity and make other concessions with the goal of increasing overall value, but there is no assurance that the results of the Company’s restructurings will be favorable to the Company. The Company may lose some or all of its investment even if it restructures in an effort to increase value.
The Company may be unable to restructure loans in a manner that it believes maximizes value, particularly if the Company is one of multiple creditors in large capital structures.
In order to maximize value, the Company may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take, and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If the Company is one of a group of lenders, it may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, the Company may be unable to restructure a loan in a manner that it believes would maximize value.

The Company may not be able to realize the benefits of any guarantees it may receive, which could harm its ability to preserve its capital upon a default.
The Company sometimes obtains personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy” events. In cases where guarantees are not fully or partially secured, the Company typically relies on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where the Company does not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, the Company will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to the Company under its commercial real estate debt and related guarantees.
The Company may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
The Company’s commercial real estate debt portfolio may include loans that require the Company to advance future funds. Future funding obligations subject the Company to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay the Company’s commercial real estate loan due. The Company could determine that it needs to fund more money than it originally anticipated in order to maximize the value of its investment even though there is no assurance additional funding would be the best course of action.
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
The Company plans on utilizing short-term borrowings to finance its investments, which may expose the Company to increased risks associated with decreases in the fair value of the underlying collateral and could cause an adverse impact on the Company’s results of operations.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put the Company’s assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to the Company’s repurchase credit facilities decline, the Company may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If the Company is unable to provide such collateral or cash repayments, it may lose its economic interest in the underlying assets. Further, such borrowings may require the Company to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, the Company may not be able to leverage its assets as fully as it would choose, which could reduce the Company’s return on assets. In the event that the Company is unable to meet the collateral obligations in its short-term financing arrangements, the Company’s financial condition could deteriorate rapidly.
Provision for loan losses are difficult to estimate.
The Company’s provision for loan losses is evaluated on a quarterly basis. The Company’s determination of provision for loan losses requires it to make certain estimates and judgments. The Company’s estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing the Company’s commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types. The Company’s estimates and judgments may not be correct; therefore, its results of operations and financial condition could be severely impacted.

The Company may not be effective at managing its CRE Debt Investments.
Managing CRE Debt Investments requires significant resources, adherence to internal policies, attention to detail and significant judgment, and the Company may make decisions that result in losses. If the Company is unable to successfully originate debt investments on favorable terms, or at all, and if the Company is ineffective in managing those investments, the Company’s business, financial condition and results of operations could be materially adversely affected.
With respect to commercial real estate properties, options and other purchase rights may affect value or hinder recovery in the event of a foreclosure.
A borrower, under certain of the Company’s commercial real estate loans, may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede the Company’s ability to sell the related property at foreclosure or may adversely affect the value or marketability of the property.
The Company’s investments in certain debt instruments may cause the Company to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments with which to satisfy REIT distribution requirements, and certain modifications of such debt by the Company could cause the Company to recognize taxable gain without receipt of cash.
The Company’s taxable income may substantially exceed its net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Company may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.
As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of the Company’s common stock as part of a distribution in which stockholders may elect to receive common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, the Company may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt taxable exchange with the borrower that generates taxable gain without any cash proceeds with which to distribute sufficient dividends to avoid liability for federal income taxes on undistributed REIT taxable income or liability for an excise tax on insufficient distributions.
Modification of the terms of the Company’s debt investments and mortgage loans underlying its CMBS in conjunction with reductions in the value of the real property securing such loans could cause the Company to fail to continue to qualify as a REIT.
The Company’s debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, the terms of the Company’s debt and the mortgage loans underlying the Company’s securities may be modified to avoid taking title to a property. If the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan for U.S. federal income tax purposes. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date the Company agreed to acquire the loan or the date the Company significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test, and a portion of the loan could be treated as a non-qualifying asset for purposes of the 75% asset test. Such portion would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer (the “10% Value Test”).

Internal Revenue Service (the “IRS”) Revenue Procedure 2014-51 provides a safe harbor pursuant to which the Company will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of the Company’s loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent the Company significantly modifies loans in a manner that does not qualify for that safe harbor, the Company will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, the Company generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge the Company’s internal valuations. If the terms of the Company’s debt investments and the mortgage loans underlying its CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, the Company could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless the Company qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause the Company to fail to continue to qualify as a REIT.
The tax on prohibited transactions will limit the Company’s ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. The Company might be subject to this tax if the Company were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of loans, other than through a TRS, and the Company may be required to limit the structures the Company uses for its securitization transactions, even though such sales or structures might otherwise be beneficial for the Company. Additionally, the Company may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that the Company can comply with the safe harbor or that the Company will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that the Company engages in such activities through a TRS, the income associated with such activities may be subject to full corporate income tax.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect the Company’s ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. The Company may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for the Company to meet all the requirements of the safe harbor. The Company cannot provide assurance that any mezzanine loan in which the Company invests would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan generates nonqualifying income for purposes of the 75% gross income test or is not treated as a real estate asset for purposes of the asset tests, the Company may be disqualified as a REIT.
The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.
When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate level tax.

The taxable mortgage pool (“TMP”) rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which the Company effects future securitizations.
Securitizations originated or acquired by the Company or its subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. A TMP generally is treated as a separate corporation for federal income tax purposes. If a REIT, however, owns all of the equity interests in the TMP, the TMP will be treated as a “qualified REIT subsidiary” that is disregarded for federal income tax purposes. If the Company owns the equity interests in a TMP that is disregarded as a qualified REIT subsidiary, the Company could have ‘‘excess inclusion income.’’ Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, the Company’s allocable share of the Company’s excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that the Company’s common stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, the Company may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on the Company, all of its stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of the Company or a portion of the Company’s assets as a TMP. A RIC, or other pass-through entity owning the Company’s common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, the Company could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.
If the Company held equity interests in a TMP through its operating partnership, the TMP would not be disregarded as a TRS and would be treated as a separate corporation. Among other things, this could cause the Company to fail the 10% Value asset test and fail to qualify as a REIT. These limitations may prevent the Company from using certain techniques to maximize its returns from securitization transactions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On March 11, 2015, July 13, 2015 and August 3, 2015, we issued 1,276 shares, 3,723 shares and 1,241 shares, respectively, of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $173.7 million, to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. As of September 30, 2015, we have used the net proceeds from our IPO, secured debt financing and the Credit Facility to purchase 463 properties, which were acquired for investment purposes, with an aggregate base purchase price of $2.2 billion.
Issuer Purchases of Equity Securities
Our common stock is not listed on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors adopted the Original SRP, which enabled our stockholders to sell their shares back to us, subject to significant conditions and limitations. Funding for the Original SRP was derived from proceeds we maintained from the sale of shares pursuant to the DRIP. Shares purchased under the Original SRP have the status of authorized but unissued shares. In connection with the potential Listing, on April 15, 2015, the board of directors approved the termination of the Original SRP. We have processed all of the requests received under the Original SRP for the first and second quarters of 2015.
The following table summarizes the repurchases of shares under the Original SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	158	303,907	$24.01
Nine months ended September 30, 2015	93	274,564	23.83
Cumulative repurchases as of September 30, 2015	251	578,471	$23.98

Effective October 12, 2015, our board of directors adopted the New SRP. Under our New SRP, subject to certain conditions, stockholders may request that we repurchase their shares of our common stock, if such repurchase does not impair our capital or operations. Only those stockholders who have purchased shares of our common stock from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may participate in our New SRP. Under our New SRP, stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets. Funding for our New SRP will be derived from operating funds, if any, we, in our sole discretion, may reserve for this purpose.
We will repurchase shares pursuant to our New SRP initially at $24.17 per share, which is equal to the current Estimated Per-Share NAV as determined by our board of directors on May 14, 2015. Beginning on the date on which we file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2015, and on each subsequent date on which we file our Annual Report on Form 10-K, we will publish an Estimated Per-Share NAV for such year (each such date, a “NAV Pricing Date”). Beginning with each NAV Pricing Date, the repurchase price for shares under our New SRP will equal the then-current Estimated Per-Share NAV. We will limit the purchases that we may make pursuant to the New SRP in any calendar quarter to 1.25% of the product of (i) our most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of the last day of the previous calendar quarter. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.
Subject to certain limitations as set forth in our New SRP, on November 6, 2015 (the “Special Share Repurchase Date”), we repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, the Sponsor advised the Company that the Sponsor and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Sponsor, including the Advisor and the Property Manager. The termination has no effect on the Company’s current management team.
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
Donald M. Ramon
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 9, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for American Finance Trust, Inc.
10.28 (1)	Second Amended and Restated Advisory Agreement, dated as of April 29, 2015 by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Advisors V, LLC
10.30 (1)	Indemnification Agreement by and between the Company, Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.31 (1)	Indemnification Agreement by and between the Company and Lisa D. Kabnick, dated August 3, 2015
10.32 (1)
Loan Agreement dated as of August 7, 2015 among Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc. as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers

10.33 (1)	Limited Recourse Guaranty dated as of August 7, 2015 by American Finance Trust, Inc. in favor of Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (2)	Share Repurchase Plan of the Company, effective October 12, 2015
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2015.