Form 10-K
period 2015-12-31
American Finance Trust, Inc
filed 2016-03-16
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established public market for the registrant's shares of common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there were 66.2 million shares of the registrant's common stock held by non-affiliates of the registrant.
As of February 29, 2016, the registrant had 64,961,256 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2015

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Finance Advisors, LLC (our "Advisor") or other entities under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or our "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of our Sponsor and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

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

•
We have not generated, and in the future may not generate, operating cash flows sufficient to cover 100% of our distributions, and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses or fees. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

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

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Part II, Item 7).

ii

PART I
Item 1. Business.
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. On April 15, 2015, upon recommendation by our Advisor and approval by our board of directors, we adopted new Investment Objectives and Acquisition and Investment Policies (the "New Strategy"). Under the New Strategy, we manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invest in additional net lease properties. In addition, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). We have financed our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio, and we may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments..
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013.
From November 14, 2014 (the "Initial NAV Pricing Date") until the suspension of the distribution reinvestment plan (the "DRIP"), the price per share for shares of common stock purchased under the DRIP was equal to the estimated net asset value ("NAV") per share of our common stock approved by our board of directors ("Estimated Per-Share NAV"). On November 19, 2014, our board of directors approved an Estimated Per-Share NAV equal to $23.50 as of September 30, 2014, which was used in connection with the issuance of shares under the DRIP following the Initial NAV Pricing Date through May 18, 2015. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015, which was used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of our distribution on July 1, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
We previously announced our intention to list on the NYSE under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, we announced that in light of market conditions, our board of directors, in consultation with our Advisor, determined it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors continues to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that our shares of common stock will be listed.
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. Our Advisor and the Property Manager are wholly owned subsidiaries of the Sponsor, as a result of which, they are related parties of ours, and each have received or will receive compensation, as applicable, fees and expense reimbursements for services related to managing our business.
Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with our Sponsor.

Investment Objectives
We implemented and intend to continue to implement our investment objectives as follows:

•	CRE Debt Investments — Originate and acquire CRE Debt Investments;

•
Freestanding, Single-Tenant Properties — Buy primarily freestanding single-tenant properties net leased to investment grade and other creditworthy tenants; however, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives;

•	Long-Term Leases — Enter into long-term leases with minimum, non-cancelable lease terms of ten or more years;

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

•	Diversified Portfolio — Assemble, manage and optimize a well diversified portfolio based on geography, tenant diversity, lease expirations, and other factors;

•	Monthly Distributions — Pay distributions monthly, covered by funds from operations;

•
Exit Strategy — We expect to sell our assets, sell or merge our Company or list our Company within three to six years after the end of our IPO. We previously announced our intent to list our common stock on the NYSE during the third quarter of 2015. We subsequently announced that it was in our best interest not to list during the third quarter of 2015 and that our board of directors will continue to reevaluate the decision when market conditions are more favorable for a successful liquidity event; and

•
Maximize Total Returns — Maximize total returns to our stockholders through a combination of current income and realized appreciation (an increase in the value of an asset that is recognized upon the sale of such asset).

Acquisition and Investment Policies
Real Estate Investment Focus
We have built a diversified portfolio comprised primarily of freestanding single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased on long-term basis to investment grade and other creditworthy tenants.
Our investment objectives are (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors' capital and to maximize risk-adjusted returns. Unlike funds that invest solely in multi-tenant properties, or in properties that are predominantly occupied by non-investment grade tenants and subject to short-term leases, we have acquired a diversified portfolio comprised primarily of investment grade and creditworthy single-tenant properties, most of which are originally net leased for periods of 10 to 25 years. From time-to-time, we have acquired, and may in the future acquire, properties with shorter remaining lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. As of December 31, 2015, all of our acquisitions have been in the United States and we do not expect to make investments outside of the United States.
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
CRE Debt Investments
Market Opportunity
Our Advisor believes that CRE Debt Investments present an attractive investment opportunity given trends such as increased commercial real estate transaction volume in recent years, high levels of maturing commercial mortgage debt, increased bank capital requirements and the imposition of restrictions on commercial mortgage securitizations.

Business Strategy
Portfolio
Our Advisor believes that our ability to secure financing collateralized by our Net Lease Portfolio provides us with a cost advantage relative to other non-bank lenders operating in the same market. Further, our Advisor believes that our Net Lease Portfolio is complementary to our portfolio of CRE Debt Investments, given the potentially advantageous tax effects arising from depreciation of our Net Lease Portfolio.
Origination
We have purchased CRE Debt Investments, and have originated such CRE Debt Investments through our Sponsor's established presence in the market and extensive relationships with financial institutions, mortgage bankers and direct lenders.
Target Investments
We are focused on originating and acquiring first mortgage and mezzanine loans across all major commercial real estate sectors. Our Advisor evaluates all potential CRE Debt Investments to determine if the term, security, cash flows and other metrics meet our investment criteria and objectives. We may selectively syndicate portions of these loans, including senior or junior participations, which effectively provides permanent financing or optimized returns.
First Mortgage Loans
We lend to experienced operators that are buying, recapitalizing or repositioning properties, with minimum owner's equity of 15% to 40%. In addition, we may seek personal or corporate guarantees for additional security. We have originated first mortgage loans with terms of two to five years. First mortgage loans may also feature equity "kicker" participations.
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
Credit Loans
We may invest in credit loans alongside first mortgage lenders. These loans include B-notes, which are subordinated interests in first mortgage loans, mezzanine loans, secured by ownership interests in the borrowing entity and preferred equity positions, which provide for a preferred return, with a liquidation preference in the borrowing entity. We may lend between 50% and 85% of the property value, at fixed or floating interest rates between 7% and 13%, with loan terms between two and ten years.
Investment Process
At the origination stage, our Advisor's management team reviews all aspects of properties underlying potential CRE Debt Investments, including rent rolls, financial statements, budget, sponsor and operator experience and market data. In the underwriting stage, our Advisor evaluates third party reports including engineering, environmental and title reports and appraisals. Our Advisor undertakes site visits as necessary, and reviews sponsor/borrower credit information. The results of this review are presented to the investment committee. The unanimous agreement of the investment committee is required for all investments. Approval by the independent directors is required, in accordance with our investment guidelines.
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made, or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We expect to be able to secure various forms of fixed- and floating-rate debt financing, including mortgage financing secured by our Net Lease Portfolio, collateralized loan obligation issuances, bank financing and repo facilities.
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

Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, and federal income and excise taxes on our undistributed income.
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
Employees
As of December 31, 2015, we had no direct employees. The employees of the Advisor and other entities under common control with our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
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

Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. Substantially all of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. Our CRE Debt Investments, in aggregate, do not meet any of the consolidated quantitative thresholds that would require us to present their information separately, and thus we do not consider our CRE Debt Investments to be a reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained at www.arct-5.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
This "Risk Factors" section contains references to our "common stock" and to our "stockholders." Unless expressly stated otherwise, the references to our "common stock" refer to our common stock and any class or series of our preferred stock, while the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.
Risks Related to Our Properties and Operations
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares except pursuant to the share repurchase program ("SRP"). If our stockholders sell their shares to us under the SRP, they may receive less than the price they paid for the shares.
Our shares of common stock are not listed on a national securities exchange and there currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell its shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our SRP includes numerous restrictions that limit a stockholder's ability to sell shares to us. Repurchases pursuant to our SRP are made solely with proceeds received from issuances of common stock pursuant to a distribution reinvestment plan. We currently do not have a distribution reinvestment plan in place. Further, repurchases in any fiscal semester are limited to 2.5% of the average number of shares outstanding during the previous fiscal year. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our SRP upon notice. Therefore, it will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that our stockholders' shares would not be accepted as the primary collateral for a loan.
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

If our Advisor loses or is unable to obtain key personnel, including in the event another AR Global-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our investments.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Edward M. Weil, Jr and Nicholas Radesca, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another AR Global-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Weil or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investments may decline.
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
Our cash flows provided by operations were $89.5 million for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of $109.0 million, of which $85.8 million, or 78.7%, was funded from cash flows from operations and $23.2 million, or 21.3%, was from proceeds received from common stock issued under the DRIP.
The company has announced that it intends to reinstate DRIP, but no registration statement is currently in effect with respect to the DRIP. Accordingly, the DRIP is still suspended, and we may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations we may have to reduce our distribution rate or fund distributions from other sources, such as from borrowings, the sale of properties, loans or securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our and our stockholders' recovery against them if they cause us to incur losses.
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
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss. theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders' overall investment returns.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by our Sponsor. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investments.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other entities under common control with our Sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, American Finance Special Limited Partner, LLC (the "Special Limited Partner") and its affiliates will be entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In addition, the advisory agreement provides for payment of incentive compensation based on exceeding certain Core Earnings thresholds in any period. Losses in one period do not affect this incentive compensation in subsequent periods. As a result, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase Core Earnings and thus its fees. In addition, the Special Limited Partner and its affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf. If we decide to proceed with the Listing, we expect to cause the OP to issue a Listing Note, which will serve as evidence of the OP's obligation to distribute an amount to the Special Limited Partner calculated based on the market price of common stock during a 30-day trading period commencing 180 days after Listing, which may incentivize the Advisor to pursue short-term goals that may not be beneficial to us in the long term.
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
We use and disclose funds from operations ("FFO") and modified funds from operations ("MFFO"). FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations." FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
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
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
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
We conduct and intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registrations as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis or the 40% test "Investment securities" excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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

A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days' notice or to reject any request for repurchase. There is no assurance that funds available for our SRP will be sufficient to accommodate all requests. In addition, the SRP includes numerous restrictions that would limit our stockholders' ability to sell their shares. These restrictions severely limit our stockholders' ability to sell their shares should they require liquidity, and limit their ability to recover the value they invested or the fair market value of their shares.

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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to any distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, stockholders will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds our Estimated Per-Share NAV.
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
The purchase price per share for shares issued pursuant to the DRIP and shares repurchased under the SRP will be based on the Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
We intend to publish a new Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable NAV.
Because it is based on Estimated Per-Share NAV, the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction.
Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Following the initial valuation of Estimated Per-Share NAV, subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Because valuations will only occur periodically, our Estimated Per-Share NAV may differ significantly from our actual NAV at any given time.

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
As of December 31, 2015, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2015
SunTrust Bank	17.9%
Sanofi US	11.6%
C&S Wholesale Grocer	10.4%
AmeriCold	7.8%
Merrill Lynch, Pierce, Fenner & Smith	7.8%
Stop & Shop	6.1%
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
As of December 31, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2015
New Jersey	20.3%
Georgia	11.2%
Massachusetts	8.2%
Florida	7.4%
North Carolina	6.7%
Alabama	5.5%
As of December 31, 2015, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
We may acquire real estate assets located in areas throughout the United States in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See "-Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on our stockholders' investments."
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties' ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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

Upcoming changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB"), conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. On November 11, 2015, the FASB voted to proceed with a new accounting standard that would require companies and other organizations to include lease obligations on their balance sheets. The final standards were released in February 2016. FASB decided that for public companies, the upcoming standard will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, with early adoption permitted for all companies and organizations upon issuance of the standard. The upcoming standard, once effective, could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated.
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
A high concentration of our properties are located in particular geographic areas and we rely on tenants who are in similar industries or who are affiliated with certain large companies, all of which would magnify the effects of downturns in those geographic areas, industries, or companies and have a disproportionate adverse effect on the value of our investments.
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
Many of our assets are located in public places where crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because many of our assets are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets are located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises' security. In addition, we may be exposed to civil liability and be required to indemnify the victims and our insurance premiums could rise, any of which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
Risks Associated with Debt Financing and Investments
We incur mortgage indebtedness and other borrowings, which may increase our business risks.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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
Risks Related to Our Investments
Disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market, as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We may allocate a percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by (a) the supply and demand for these investments, (b) the performance of the assets underlying the investments, and (c) the existence of a market for these investments, which includes the ability to sell or finance these investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or "demand" increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, there is no assurance that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses in our debt investments.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. This specifically may affect us with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
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
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions and owning real estate investments. If a borrower's net operating income decreases, the borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. Mezzanine loans are typically unsecured and generally involve a higher degree of risk than loans secured by income-producing real property. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
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
Commercial real estate loans are often secured by commercial real estate and may therefore be subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to approve. The ability of a borrower to repay a loan secured by, or dependent on revenue derived from, commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

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
In the event of any default under a commercial real estate loan held directly by the Company, the Company will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on the Company's cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, the Company will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of the Company's CRE Debt Investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, the Company may suffer a loss of principal or interest. In addition, even if the Company has recourse to a borrower's assets, the Company may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. The Company is also exposed to these risks though the commercial real estate loans underlying a commercial real estate security the Company holds may result in the Company not recovering a portion or all of the Company's investment in such commercial real estate security.

CRE Debt Investments and other commercial real estate investments are subject to the risks typically associated with commercial real estate.
CRE Debt Investments the Company originates and invests in may be secured by a lien on real property. Where the Company's investment is secured by such a lien, the occurrence of a default on a CRE Debt Investment could result in the Company acquiring ownership of the property. There can be no assurance that the values of the properties ultimately securing CRE Debt Investments will remain at the levels existing on the dates of origination of such loans. If the value of the properties drop, the Company's risk will increase because of both the lower value of the security and the reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of CRE Debt Investments and commercial real estate security investments. Therefore, the Company's commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
The Company's operating results may be adversely affected by a number of risks generally incident to holding real estate, including, without limitation:

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
These factors may have a material adverse effect on the ability of the Company's borrowers to pay their loans and the ability of the borrowers on the underlying loans securing the Company's securities to pay their loans, as well as on the value and the return that the Company can realize from assets it acquires and originates.
Delays in liquidating defaulted CRE Debt Investments could reduce investment returns.
If there are defaults under the Company's CRE Debt investments, the Company may not be able to repossess and sell the properties securing such investments quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on the Company's return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of assets securing defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede the Company's ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due on the loan. In addition, the Company may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for management and may require the Company to pay significant costs associated with such property.

Subordinate commercial real estate debt that the Company acquires or originates could constitute a significant portion of the Company's portfolio and may expose the Company to greater losses.
The Company intends to acquire or originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments could constitute a significant portion of the Company's portfolio and may involve a higher degree of risk than the type of assets that will constitute the majority of the Company's CRE Debt Investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy the first mortgage loan and the Company's subordinate debt investment. If a borrower defaults on the Company's subordinate debt or on debt senior to the Company's, or in the event of a borrower bankruptcy, the Company's subordinate debt will be satisfied only after the senior debt is paid in full. If debt senior to the Company's debt investment exists, the presence of intercreditor arrangements may limit the Company's ability to amend its debt agreements, assign its debt, accept prepayments, exercise its remedies (through "standstill periods") and control decisions made in bankruptcy proceedings relating to the Company's investment. As a result, the Company may not recover some or all of its investment. In addition, real properties securing subordinate debt investments may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under its CRE Debt Investments and in the loans underlying the Company's CMBS, the Company bears the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing the Company's CRE Debt Investments may be located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender's realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
The Company's investments in CRE Debt Investments are subject to changes in credit spreads.
The Company's investments in CRE Debt Investments are subject to changes in credit spreads. If credit spreads widen, the economic value of investments will decrease. Even though the Company's investments may be performing in accordance with its terms and the underlying collateral has not changed, the market value of the Company's investments would be reduced as a result of the widened credit spread.
Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss to the Company.
Some of the Company's CRE Debt Investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss the Company incurs may be significant and may reduce distributions to you and adversely affect the value of your common stock.
Insurance may not cover all potential losses on the properties underlying the Company's investments which may harm the value of its assets.
The Company generally requires that each of the borrowers under its CRE Debt Investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. The Company also generally obtains insurance directly on any property it acquires. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. The Company may not, and may not require borrowers to, obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair the Company's security and decrease the value of the property.
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
The Company invests in a variety of CMBS, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying the Company's CMBS investments. The CMBS market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS market.
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
The value of CMBS may change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Due to its investment in subordinate CMBS, the Company is also subject to several risks created through the securitization process. The Company's subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are senior and generally more highly rated.
The Company may not control the special servicing of the mortgage loans underlying the CMBS in which it invests and, in such cases, the special servicer may take actions that could adversely affect the Company's interests.
Overall control over the special servicing of the underlying mortgage loans of the CMBS may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS. The Company ordinarily does not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect the Company's interests.
With respect to certain mortgage loans included in the CMBS, the properties that secure the mortgage loan backing the CMBS may also secure one or more related mortgage loans that are not in the securitized pool, which may conflict with the Company's interests.
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
Adjustable-rate CRE Debt Investments that the Company acquires or originates may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.
Changes in interest rates could negatively affect the value of the Company's investments, which could result in reduced income or losses and negatively affect the cash available for distribution to you.
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
The Company has no established investment criteria limiting the size of each investment the Company makes in CRE Debt Investments, or the geographic or industry concentration of its investments in CRE Debt Investments. If the Company's investments are concentrated in an area that experiences adverse economic conditions, the Company's investments may lose value and the Company may experience losses.
The Company may make large investments in individual loans or securities, which may be secured by a single property, or the Company may make investments in multiple loans or securities, which may be secured by multiple properties that are concentrated in one geographic location and which exclusively serve a particular industry, such as hotel, office or otherwise. Such investments would carry the risks associated with significant geographic and industry concentration. The Company has not established and does not plan to establish any investment criteria to limit its exposure to these risks for future investments. As a result, individual CRE Debt Investments may represent a significant percentage of the Company's assets, and the properties underlying its investments may be overly concentrated in certain geographic areas and certain industries, and the Company may experience losses as a result. A worsening of economic conditions in a geographic area or an industry in which the Company's investments may be concentrated could have an adverse effect on the value of such investments, limit the ability of borrowers to pay financed amounts, impair the value of collateral and adversely impact the Company's origination of new investments by reducing the demand for new financings.
Hedging against interest rate exposure may adversely affect the Company's income, limit the Company's gains or result in losses, which could adversely affect cash available for distribution to the Company's stockholders.
The Company may enter into interest rate swap agreements or pursue other interest rate hedging strategies. The Company's hedging activity will vary in scope based on interest rate levels, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the Company's hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the Company's ability to sell or assign its side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	the Company may purchase a hedge that turns out not to be necessary.
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
Many of the Company's investments may be illiquid and the Company may not be able to vary its portfolio in response to changes in economic and other conditions, which may result in losses.
Many of the Company's investments are illiquid. As a result, the Company's ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on the Company's ability to sell properties held for fewer than two years. These considerations could make it difficult for the Company to dispose of any of its assets even if a disposition were in the best interests of its stockholders. As a result, the Company's ability to vary its portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses.
Declines in the fair value of the Company's investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution.
Most of the Company's security investments will be classified for accounting purposes as "available-for-sale." These assets will be carried at estimated fair value, and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on the Company's consolidated statement of operations. If the Company determines that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, the Company will recognize a loss on that security on the consolidated statement of operations, which will reduce the Company's income in the period recognized.
A decline in the fair value of the Company's assets may adversely affect the Company, particularly in instances where the Company has borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require the Company to post additional collateral to support the asset. If the Company were unable to post the additional collateral, its lenders may refuse to continue to lend to it or reduce the amounts they are willing to lend to it. Additionally, the Company may have to sell assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce the Company's income and, in turn, cash available for distribution.
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
The fair value of the Company's investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that the Company has that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of the Company's investments will be carried at estimated fair value as determined by the Company and, as a result, there may be uncertainty as to the value of these investments.
Some of the Company's investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly-traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly-traded may not be readily determinable. The Company estimates the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, the Company's determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of the Company's common stock could be adversely affected if the Company's determinations regarding the fair value of these investments are materially higher than the values that the Company ultimately realizes upon their disposal.
Many of the Company's investments are illiquid and the Company may not be able to vary its portfolio in response to changes in economic and other conditions, which may result in losses.
Many of the Company's investments are illiquid. As a result, the Company's ability to sell CRE Debt Investments or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on the Company's ability to sell properties held for fewer than two years. These considerations could make it difficult for the Company to dispose of any of its assets even if a disposition were in the best interests of its stockholders. As a result, the Company's ability to vary its portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses.
If the Company overestimates the value or income-producing ability or incorrectly prices the risks of its investments, the Company may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. The Company values its potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate loans and the property included in the securitization's pools or commercial real estate investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that the Company underestimates the risks relative to the price it pays for a particular investment, it may experience losses with respect to such investment.
The leases on the properties underlying the Company's investments may not be renewed on favorable terms.
The properties underlying the Company's investments could be negatively impacted by deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenant's ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of the Company's investments may be adversely effected.
The Company's borrowers' forms of entities may cause special risks or hinder its recovery.
Most of the borrowers for the Company's CRE Debt Investments will most likely be legal entities rather than individuals. As a result, the Company's risk of loss may be greater than originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities generally do not have personal assets and creditworthiness at stake. As a result, the bankruptcy of one of the Company's borrowers, or a general partner or managing member of that borrower, may impair the Company's ability to enforce its rights and remedies under the related mortgage.
Restructuring CRE Debt Investments may reduce the Company's net interest income.
Although the Company's CRE Debt Investments are relatively new and the commercial real estate market has exhibited signs of recovery, the Company may need to restructure its commercial real estate debt investments if the borrowers are unable to meet their obligations and the Company believes restructuring is the best way to maximize value. In order to preserve long-term value, the Company may determine to lower the interest rate on its CRE Debt Investments in connection with a restructuring, which will have an adverse impact on the Company's net interest income. The Company may also determine to extend the time to maturity and make other concessions with the goal of increasing overall value, but there is no assurance that the results of the Company's restructurings will be favorable to the Company. The Company may lose some or all of its investment even if it restructures in an effort to increase value.

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
The Company sometimes obtains personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or "bad boy" events. In cases where guarantees are not fully or partially secured, the Company typically relies on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where the Company does not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, the Company will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to the Company under its commercial real estate debt and related guarantees.
The Company may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
The Company's commercial real estate debt portfolio may include loans that require the Company to advance future funds. Future funding obligations subject the Company to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay the Company's commercial real estate loan due. The Company could determine that it needs to fund more money than it originally anticipated in order to maximize the value of its investment even though there is no assurance additional funding would be the best course of action.
While the Company expects to align the maturities of its liabilities with the maturities on its assets, it may not be successful in that regard which could harm its operating results and financial condition.
The Company's general financing strategy will include the use of "match-funded" structures. This means that the Company will seek to align the maturities of its liabilities with the maturities on its assets in order to manage the risks of being forced to refinance its liabilities prior to the maturities of its assets. In addition, the Company plans to match interest rates on its assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. The Company may fail to appropriately employ match-funded structures on favorable terms, or at all. The Company may also determine not to pursue a match-funded structure with respect to a portion of its financings for a variety of reasons. If the Company fails to appropriately employ match-funded structures, its exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm the Company's operating results, liquidity and financial condition.
The Company plans on utilizing short-term borrowings to finance its investments, which may expose the Company to increased risks associated with decreases in the fair value of the underlying collateral and could cause an adverse impact on the Company's results of operations.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put the Company's assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to the Company's repurchase credit facilities decline, the Company may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If the Company is unable to provide such collateral or cash repayments, it may lose its economic interest in the underlying assets. Further, such borrowings may require the Company to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, the Company may not be able to leverage its assets as fully as it would choose, which could reduce the Company's return on assets. In the event that the Company is unable to meet the collateral obligations in its short-term financing arrangements, the Company's financial condition could deteriorate rapidly.

Provision for loan losses are difficult to estimate.
The Company's provision for loan losses is evaluated on a quarterly basis. The Company's determination of provision for loan losses requires it to make certain estimates and judgments. The Company's estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing the Company's commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types. The Company's estimates and judgments may not be correct; therefore, its results of operations and financial condition could be severely impacted.
The Company may not be effective at managing its CRE Debt Investments.
Managing CRE Debt Investments requires significant resources, adherence to internal policies, attention to detail and significant judgment, and the Company may make decisions that result in losses. If the Company is unable to successfully originate debt investments on favorable terms, or at all, and if the Company is ineffective in managing those investments, the Company's business, financial condition and results of operations could be materially adversely affected.
With respect to commercial real estate properties, options and other purchase rights may affect value or hinder recovery in the event of a foreclosure.
A borrower, under certain of the Company's commercial real estate loans, may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede the Company's ability to sell the related property at foreclosure or may adversely affect the value or marketability of the property.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its REIT taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
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
If our stockholders participate in any distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are non-U.S. stockholders.
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
The Company's investments in certain debt instruments may cause the Company to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments with which to satisfy REIT distribution requirements, and certain modifications of such debt by the Company could cause the Company to recognize taxable gain without receipt of cash.
The Company's taxable income may substantially exceed its net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Company may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.
As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of the Company's common stock as part of a distribution in which stockholders may elect to receive common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, the Company may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt taxable exchange with the borrower that generates taxable gain without any cash proceeds with which to distribute sufficient dividends to avoid liability for federal income taxes on undistributed REIT taxable income or liability for an excise tax on insufficient distributions.

Modification of the terms of the Company's debt investments and mortgage loans underlying its CMBS in conjunction with reductions in the value of the real property securing such loans could cause the Company to fail to continue to qualify as a REIT.
The Company's debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, the terms of the Company's debt and the mortgage loans underlying the Company's securities may be modified to avoid taking title to a property. If the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan for U.S. federal income tax purposes. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date the Company agreed to acquire the loan or the date the Company significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test, and a portion of the loan could be treated as a non-qualifying asset for purposes of the 75% asset test. Such portion would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer (the "10% Value Test").
Internal Revenue Service (the "IRS") Revenue Procedure 2014-51 provides a safe harbor pursuant to which the Company will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of the Company's loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent the Company significantly modifies loans in a manner that does not qualify for that safe harbor, the Company will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, the Company generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge the Company's internal valuations. If the terms of the Company's debt investments and the mortgage loans underlying its CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, the Company could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless the Company qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause the Company to fail to continue to qualify as a REIT.
The tax on prohibited transactions will limit the Company's ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. The Company might be subject to this tax if the Company were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of loans, other than through a TRS, and the Company may be required to limit the structures the Company uses for its securitization transactions, even though such sales or structures might otherwise be beneficial for the Company. Additionally, the Company may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that the Company can comply with the safe harbor or that the Company will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that the Company engages in such activities through a TRS, the income associated with such activities may be subject to full corporate income tax.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect the Company's ability to qualify as a REIT.
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

The Company's qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company's REIT qualification and result in significant corporate-level tax.
When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company's REIT qualification and result in significant corporate level tax.
The taxable mortgage pool ("TMP") rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which the Company effects future securitizations.
Securitizations originated or acquired by the Company or its subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. A TMP generally is treated as a separate corporation for federal income tax purposes. If a REIT, however, owns all of the equity interests in the TMP, the TMP will be treated as a "qualified REIT subsidiary" that is disregarded for federal income tax purposes. If the Company owns the equity interests in a TMP that is disregarded as a qualified REIT subsidiary, the Company could have ''excess inclusion income.'' Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company ("RIC"), common trust fund or other pass-through entity, the Company's allocable share of the Company's excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that the Company's common stock is owned by tax-exempt ''disqualified organizations,'' such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, the Company may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on the Company, all of its stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of the Company or a portion of the Company's assets as a TMP. A RIC, or other pass-through entity owning the Company's common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, the Company could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2015, we owned 463 properties, which were acquired for investment purposes, located in 37 states. All of these properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 8.6 years as of December 31, 2015. In the aggregate, these properties represent 13.1 million rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2015:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Dollar General I	Apr. & May 2013	2	18,126	12.3
Walgreens I	Jul. 2013	1	10,500	21.8
Dollar General II	Jul. 2013	2	18,052	12.4
Auto Zone I	Jul. 2013	1	7,370	11.6
Dollar General III	Jul. 2013	5	45,989	12.4
BSFS I	Jul. 2013	1	8,934	8.1

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Dollar General IV	Jul. 2013	2	18,126	10.2
Tractor Supply I	Aug. 2013	1	19,097	11.9
Dollar General V	Aug. 2013	1	12,480	12.1
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	9.6
Family Dollar I	Aug. 2013	1	8,050	5.5
Lowe's I	Aug. 2013	5	671,313	13.5
O'Reilly Auto Parts I	Aug. 2013	1	10,692	14.5
Food Lion I	Aug. 2013	1	44,549	13.8
Family Dollar II	Aug. 2013	1	8,028	7.5
Walgreens II	Aug. 2013	1	14,490	17.3
Dollar General VI	Aug. 2013	1	9,014	10.2
Dollar General VII	Aug. 2013	1	9,100	12.3
Family Dollar III	Aug. 2013	1	8,000	6.8
Chili's I	Aug. 2013	2	12,700	9.9
CVS I	Aug. 2013	1	10,055	10.1
Joe's Crab Shack I	Aug. 2013	2	16,012	11.3
Dollar General VIII	Sep. 2013	1	9,100	12.6
Tire Kingdom I	Sep. 2013	1	6,635	9.3
Auto Zone II	Sep. 2013	1	7,370	7.4
Family Dollar IV	Sep. 2013	1	8,320	7.5
Fresenius I	Sep. 2013	1	5,800	9.5
Dollar General IX	Sep. 2013	1	9,014	9.3
Advance Auto I	Sep. 2013	1	10,500	7.5
Walgreens III	Sep. 2013	1	15,120	10.3
Walgreens IV	Sep. 2013	1	13,500	8.8
CVS II	Sep. 2013	1	13,905	21.1
Arby's I	Sep. 2013	1	3,000	12.5
Dollar General X	Sep. 2013	1	9,100	12.3
AmeriCold I	Sep. 2013	9	1,407,166	11.8
Home Depot I	Sep. 2013	2	1,315,200	11.1
New Breed Logistics I	Sep. 2013	1	390,486	5.8
American Express Travel Related Services I	Sep. 2013	2	785,164	4.1
L.A. Fitness I	Sep. 2013	1	45,000	8.2
SunTrust Bank I	Sep. 2013	32	182,400	2.0
National Tire & Battery I	Sep. 2013	1	10,795	7.9
Circle K I	Sep. 2013	19	54,521	12.8
Walgreens V	Sep. 2013	1	14,490	11.7
Walgreens VI	Sep. 2013	1	14,560	13.3
FedEx Ground I	Sep. 2013	1	21,662	7.4
Walgreens VII	Sep. 2013	10	142,140	13.8
O'Charley's I	Sep. 2013	20	135,973	15.8
Krystal Burgers Corporation I	Sep. 2013	6	12,730	13.7
Merrill Lynch, Pierce, Fenner & Smith I	Sep. 2013	3	553,841	8.9
1st Constitution Bancorp I	Sep. 2013	1	4,500	8.1
American Tire Distributors I	Sep. 2013	1	125,060	8.1
Tractor Supply II	Oct. 2013	1	23,500	7.8
United Healthcare I	Oct. 2013	1	400,000	5.5
National Tire & Battery II	Oct. 2013	1	7,368	16.4
Tractor Supply III	Oct. 2013	1	19,097	12.3
Mattress Firm II	Oct. 2013	1	4,304	7.7
Dollar General XI	Oct. 2013	1	9,026	11.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Academy Sports I	Oct. 2013	1	71,640	12.5
Talecris Plasma Resources I	Oct. 2013	1	22,262	7.3
Amazon I	Oct. 2013	1	79,105	7.6
Fresenius II	Oct. 2013	2	16,047	11.6
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	13.0
Dollar General XIII	Nov. 2013	1	9,169	10.3
Advance Auto II	Nov. 2013	2	13,887	7.4
FedEx Ground II	Nov. 2013	1	48,897	7.6
Burger King I	Nov. 2013	41	168,192	17.9
Dollar General XIV	Nov. 2013	3	27,078	12.4
Dollar General XV	Nov. 2013	1	9,026	12.8
FedEx Ground III	Nov. 2013	1	24,310	7.7
Dollar General XVI	Nov. 2013	1	9,014	9.9
Family Dollar V	Nov. 2013	1	8,400	7.3
Walgreens VIII	Dec. 2013	1	14,490	8.0
CVS III	Dec. 2013	1	10,880	8.1
Mattress Firm III	Dec. 2013	1	5,057	7.5
Arby's II	Dec. 2013	1	3,494	12.3
Family Dollar VI	Dec. 2013	2	17,484	8.1
SAAB Sensis I	Dec. 2013	1	90,822	9.3
Citizens Bank I	Dec. 2013	9	34,777	8.0
Walgreens IX	Jan. 2014	1	14,490	7.1
SunTrust Bank II	Jan. 2014	30	148,233	2.0
Mattress Firm IV	Jan. 2014	1	5,040	8.7
FedEx Ground IV	Jan. 2014	1	59,167	7.5
Mattress Firm V	Jan. 2014	1	5,548	7.8
Family Dollar VII	Feb. 2014	1	8,320	8.5
Aaron's I	Feb. 2014	1	7,964	7.7
Auto Zone III	Feb. 2014	1	6,786	7.3
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	6.8
Advance Auto III	Feb. 2014	1	6,124	8.7
Family Dollar VIII	Mar. 2014	3	24,960	7.6
Dollar General XVII	Mar. & May 2014	3	27,078	12.3
SunTrust Bank III	Mar. 2014	121	646,535	2.0
SunTrust Bank IV	Mar. 2014	30	171,209	2.0
Dollar General XVIII	Mar. 2014	1	9,026	12.3
Sanofi US I	Mar. 2014	1	736,572	10.5
Family Dollar IX	Apr. 2014	1	8,320	8.3
Stop & Shop I	May 2014	8	544,112	10.9
Bi-Lo I	May 2014	1	55,718	10.0
Dollar General XIX	May 2014	1	12,480	12.7
Dollar General XX	May 2014	5	48,584	11.3
Dollar General XXI	May 2014	1	9,238	12.7
Dollar General XXII	May 2014	1	10,566	11.3
		463	13,107,548	8.6
_____________________

(1)	Remaining lease term in years as of December 31, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

The following table details the industry distribution of our properties owned as of December 31, 2015:

Industry	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Aerospace	1	90,822	0.7%	$1,430	0.9%
Auto Retail	9	187,789	1.4%	1,519	0.9%
Auto Services	4	33,732	0.3%	759	0.5%
Consumer Products	1	79,105	0.6%	760	0.5%
Discount Retail	50	456,394	3.5%	4,395	2.7%
Distribution	9	3,198,721	24.4%	18,116	11.1%
Financial Services	5	1,339,005	10.2%	20,081	12.4%
Fitness	1	45,000	0.3%	875	0.5%
Freight	1	390,486	3.0%	1,913	1.2%
Gas/Convenience	19	54,521	0.4%	1,770	1.1%
Healthcare	6	1,180,681	9.0%	25,063	15.4%
Home Maintenance	7	1,986,513	15.2%	10,738	6.6%
Pharmacy	21	288,620	2.2%	6,320	3.9%
Refrigerated Warehousing	9	1,407,166	10.7%	12,720	7.8%
Restaurant	73	352,101	2.7%	10,977	6.8%
Retail Banking	223	1,187,654	9.1%	31,098	19.1%
Specialty Retail	14	184,859	1.4%	2,982	1.8%
Supermarket	10	644,379	4.9%	11,017	6.8%
	463	13,107,548	100.0%	$162,533	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2015:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	9	2,014,125	15.4%	$8,925	5.5%
Arkansas	6	54,620	0.4%	663	0.4%
Colorado	3	25,130	0.2%	505	0.3%
Connecticut	2	84,045	0.6%	1,641	1.0%
District of Columbia	1	2,745	—%	214	0.1%
Florida	76	417,020	3.2%	12,014	7.4%
Georgia	57	1,794,648	13.7%	18,204	11.2%
Idaho	2	13,040	0.1%	298	0.2%
Illinois	30	359,408	2.7%	6,253	3.8%
Indiana	5	35,056	0.3%	593	0.4%
Iowa	5	80,955	0.6%	1,012	0.6%
Kentucky	4	113,269	0.9%	1,205	0.7%
Louisiana	13	114,185	0.9%	1,383	0.8%
Maryland	9	441,059	3.4%	5,187	3.2%
Massachusetts	8	1,561,761	11.9%	13,368	8.2%
Michigan	13	140,232	1.1%	2,388	1.5%
Minnesota	4	311,317	2.4%	2,882	1.8%
Mississippi	10	124,121	0.9%	1,458	0.9%
Missouri	7	139,566	1.1%	1,455	0.9%
New Jersey	7	1,372,311	10.5%	33,003	20.3%
New Mexico	1	8,320	0.1%	94	0.1%
New York	3	152,348	1.1%	2,613	1.6%
North Carolina	44	976,396	7.4%	10,947	6.7%
North Dakota	1	24,310	0.2%	299	0.2%
Ohio	34	139,007	1.1%	4,295	2.6%
Oklahoma	2	26,970	0.2%	486	0.3%
Pennsylvania	15	70,350	0.5%	2,686	1.7%
Rhode Island	2	148,927	1.1%	2,419	1.5%
South Carolina	14	900,203	6.9%	7,089	4.4%
South Dakota	1	21,662	0.2%	220	0.1%
Tennessee	34	276,471	2.1%	4,038	2.5%
Texas	11	147,532	1.1%	2,492	1.5%
Utah	1	395,787	3.0%	3,397	2.1%
Virginia	25	186,162	1.4%	3,024	1.9%
West Virginia	1	9,238	0.1%	117	0.1%
Wisconsin	2	410,692	3.1%	5,375	3.3%
Wyoming	1	14,560	0.1%	291	0.2%
Total	463	13,107,548	100.0%	$162,533	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$157,027
2017	159,426
2018	130,993
2019	132,715
2020	127,233
2021	125,584
2022	116,594
2023	106,206
2024	96,753
2025	81,499
Thereafter	182,396
$1,416,426
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2016	—	$—	—%	—	—%
2017	209	28,815	17.7%	1,134,876	8.7%
2018	4	326	0.2%	13,501	0.1%
2019	1	3,970	2.4%	389,377	3.0%
2020	1	3,397	2.1%	395,787	3.0%
2021	3	7,287	4.5%	798,536	6.1%
2022	6	12,334	7.6%	1,748,390	13.3%
2023	35	11,363	7.0%	1,778,038	13.6%
2024	14	15,719	9.7%	797,839	6.1%
2025	14	4,771	2.9%	270,341	2.1%
	287	$87,982	54.1%	7,326,685	56.0%
_____________________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists the tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2015:

Tenant	Industry	Number of Properties Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
C&S Wholesale Grocers	Distribution	5	3,044,685	23.2%	Various	6.8	1 ten-year option, then 6 five-year options	$16,826	10.4%
Americold	Refrigerated Warehousing	9	1,407,166	10.7%	Sep. 2027	11.8	4 five-year options	$12,720	7.8%
Home Depot	Home Maintenance	2	1,315,200	10.0%	Jan. 2027	11.1	3 five-year options	$5,989	3.7%
SunTrust Bank	Retail Banking	213	1,148,377	8.8%	Various	2.0	1 ten-year option, then 6 five-year options	$29,140	17.9%
Sanofi US	Healthcare	1	736,572	5.6%	Jun. 2026	10.5	2 five-year options	$18,778	11.6%
_____________________

(1)	Remaining lease term in years as of December 31, 2015, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2015 for the tenant's in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentrations of these properties are summarized below:
C&S Wholesale Grocers - Birmingham, AL
C&S Wholesale Grocers - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 1,311,295 total rentable square feet and is 100.0% leased to a subsidiary of C&S Wholesale Grocers, Inc., and the lease is guaranteed by C&S Wholesale Grocers, Inc. As of December 31, 2015, the tenant has 7.5 years remaining on its lease which expires in June 2023. The lease has annualized rental income on a straight-line basis of $4.7 million and contains one ten-year renewal option, followed by six five-year renewal options.
Sanofi US - Bridgewater, NJ
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2015, the tenant has 10.5 years remaining on its lease which expires in June 2026. The lease has annualized rental income on a straight-line basis of $18.8 million and contains two five-year renewal options.
Home Depot - Birmingham, AL
Home Depot - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: HD), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2015, the tenant has 11.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $3.1 million and contains three five-year renewal options.
Home Depot - Valdosta, GA
Home Depot - Valdosta, GA is a freestanding, single-tenant distribution facility, comprised of 657,600 total rentable square feet and is 100.0% leased to Home Depot U.S.A., Inc., a wholly-owned subsidiary of The Home Depot, Inc. (NYSE: HD), and the lease is guaranteed by The Home Depot, Inc. As of December 31, 2015, the tenant has 11.1 years remaining on its lease which expires in January 2027. The lease has annualized rental income on a straight-line basis of $2.9 million and contains three five-year renewal options.

Property Financings
Our mortgage notes payable as of December 31, 2015 and 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2015	2014	2015		2014		Interest Rate	Maturity		Anticipated Repayment
		(In thousands)
SAAB Sensis I	1	$8,190	$8,519	6.01%		6.01%		Fixed	Apr. 2025		Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2037		Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
Sanofi US I - Original Loan	—	—	190,000	—%		5.83%		Fixed	Dec. 2015	(2)	Dec. 2015
Sanofi US I - New Loan	1	125,000	—	5.16%		—%		Fixed	Jul. 2026	(2)	Jan. 2021
Stop & Shop I	4	38,936	39,570	5.63%		5.63%		Fixed	Jun. 2041		Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	—	4.36%		—%		Fixed	Sep. 2020		Sep. 2020
Total Mortgage Notes Payable	459	$1,053,648	$470,079	4.77%	(1)	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2015.

(2)	The Company refinanced the Sanofi US I portfolio in December 2015 with a new loan from Ladder Capital Finance LLC.
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
In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. On November 19, 2014, our board of directors determined an Estimated Per-Share NAV of $23.50 as of September 30, 2014. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
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
 The fair value estimate of our real estate assets is equal to the sum of the fair value estimates of each individual real estate asset. Generally, Duff & Phelps applied the approach most likely to be used by a market participant in evaluating the market value of the real estate assets. Duff & Phelps estimated the "as is" market value of each real estate asset as of March 31, 2015 using either a direct capitalization ("Direct Cap") or a discounted cash flow ("DCF") methodology and applied a range of "market supported" capitalization rates or discount rates, as applicable, to projected net operating income or cash flow, as applicable. The Direct Cap methodology was used to estimate the "as is" market value for the 421 real estate assets which had several years remaining on their lease terms or a high level of operating performance, which would cause a market participant to view the asset as essential to the operation of the tenant's business and as a result there would be a high likelihood of renewal. The DCF methodology was used to estimate the "as is" market value for the remaining 42 real estate assets.
Duff & Phelps used capitalization and discount rates derived from first quarter 2015 industry published reports and other market participant data. For its analysis, Duff & Phelps assumed that current in-place leases will be paid through their original terms. Duff & Phelps inspected ten of our real estate assets, and relied on a representation of the Company that the other real estate assets were in good condition. To estimate our per-share NAV, our Advisor analyzed the Duff & Phelps Real Estate Appraisal Report and utilized a method which is based on the fair value of the real estate assets and our other assets less the fair value of our total liabilities (with certain adjustments as described below), divided by the number of shares outstanding.
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

 Our Advisor estimated the fair value of our liabilities by comparing current market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments. The fair value of our debt instruments was estimated by the Advisor using DCF models, which assume a weighted-average effective interest rate of 3.49% per annum. Our Advisor believes that this assumption reflects the terms currently available to borrowers seeking borrowing terms similar to ours and with a credit profile similar to our credit profile.
 Our Advisor estimated per-share NAV as (i) the sum of (A) the estimated value of the real estate assets and (B) the estimated value of the Other Assets, minus (ii) the sum of (C) total liabilities and (D) the Advisor's estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to the Advisor, management of the Company or any of their respective affiliates based on aggregate NAV of the Company and payable in a hypothetical liquidation of the Company as of March 31, 2015, divided by (iii) the number of common shares outstanding on a fully-diluted basis as of March 31, 2015, which was 65,662,350. Due to the Advisor's estimated per-share NAV, the Advisor concluded that in a hypothetical liquidation at such estimated NAV, it would not be entitled to any incentive fees or performance-based restricted partnership units of the Company's operating partnership designated as "Class B Units" held by the Advisor. The Advisor determined NAV in a manner consistent with the definition of fair value under GAAP set forth in FASB's Topic ASC 820, Fair Value Measurements and Disclosures.
The Estimated Per-Share NAV does not represent: (i) the amount at which our shares would trade on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•
a stockholder would ultimately realize distributions per share equal to this estimated value per share upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;

•	the Company's shares would trade at a price equal to or greater than the estimated value per share if the shares were listed on a national securities exchange; or

•
the methodology used to estimate per-share NAV would be acceptable to FINRA for use on customer account statements, or that the estimated per-share NAV will satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The Estimated Per-Share NAV was unanimously adopted by our board on May 14, 2015 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently expect to update our estimated value per share on a quarterly basis. Nevertheless, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
Holders
As of February 29, 2016, we had 65.0 million shares of common stock outstanding held by a total of 33,360 stockholders.
Distributions
We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain our status as a REIT under the Code.

The following table details from a tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31,				Period from January 22, 2013 (date of inception) to December 31, 2013
(In thousands)	2015		2014
Return of capital	89.9%	$1.48	55.5%	$0.91	86.7%	$1.43
Ordinary dividend income	10.1%	0.17	44.2%	0.73	13.3%	0.22
Capital gain	—%	—	0.3%	0.01	—%	—
Total	100.0%	$1.65	100.0%	$1.65	100.0%	$1.65
On April 9, 2013, our board of directors authorized, and we declared a distribution payable to stockholders of record each day equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. On March 11, 2016, our board of directors approved a change to the daily distribution amount to $0.00450819672 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.65 per annum, per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. Distributions began to accrue on May 13, 2013, 15 days following our initial property acquisition. The first distribution was paid in June 2013. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, as well as distributions related to unvested restricted shares, for the years ended December 31, 2015 and 2014:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$26,663	$26,721
2nd Quarter, 2015	27,434	27,187
3rd Quarter, 2015	27,614	27,642
4th Quarter, 2015	27,246	27,430
Total	$108,957	$108,980

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$25,704	$25,791
2nd Quarter, 2014	26,526	26,326
3rd Quarter, 2014	26,839	26,928
4th Quarter, 2014	26,780	27,155
Total	$105,849	$106,200
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain fees.
In connection with the asset management services performed by our Advisor through March 31, 2015, we issued (subject to periodic approval by the board of directors) performance-based restricted Class B Units in the OP ("Class B Units") to our Advisor. The Class B Units issued in any quarter were equal to the cost of our assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, at such time we calculate NAV, to per share NAV. As of December 31, 2015, in aggregate, our board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with this arrangement.

We also pay the Advisor acquisition and financing fees. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. During the year ended December 31, 2015, the Advisor did not waive any such fees incurred.
In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. No general and administrative costs were absorbed by the Advisor during the year ended December 31, 2015. General and administrative expenses are presented net of costs absorbed by the Advisor, where applicable, on the consolidated statements of operations and comprehensive (loss) income.
During the years ended December 31, 2015 and 2014, cash used to pay our distributions was generated from cash flows provided by operations and shares issued pursuant to the DRIP. We expect to continue to use funds received from operating activites to pay our distributions. In January 2016, we announced that we intend to reinstate the DRIP. Reinstating the DRIP would allow stockholders to reinvest distributions in shares of our common stock. The DRIP would be reinstated only after the Securities and Exchange Commission has declared effective a registration statement to register the shares to be offered pursuant to the DRIP. There can be no assurance that we will reinstate the DRIP. This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.
Share-Based Compensation
Restricted Share Plan
We had an employee and director incentive restricted share plan (the "Original RSP"), which provided for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provided us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the Original RSP could not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event could not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the "A&R RSP") that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

•
it increases the number of shares of our capital stock, par value $0.01 per share (our "Capital Stock"), available for awards thereunder from 5.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time, not exceed 3.4 million shares of Capital Stock, to 10.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to our independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
As of December 31, 2015 and 2014, we had 7,455 and 4,799 unvested restricted shares in our restricted share plans, respectively.
Recent Sale of Unregistered Equity Securities
There were no recent sales of unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which enables our stockholders to sell their shares back to us, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
We previously adopted a share repurchase program (the "Original SRP") that permitted stockholders to sell their shares back to us, subject to significant conditions and limitations. In connection with the potential Listing, the board of directors terminated the Original SRP on April 15, 2015. We processed all of the requests received under the Original SRP for the first and second quarters of 2015.
Effective October 12, 2015, we adopted our second share repurchase program (the "Second SRP"). Under the Second SRP, subject to certain conditions, stockholders could request that we repurchase their shares of our common stock, if such repurchase did not impair our capital or operations. Only those stockholders who purchased shares of our common stock from us or received their shares from us (directly or indirectly) through one or more non-cash transactions could participate in the Second SRP. Under the Second SRP, stockholders could only have their shares repurchased to the extent that we have sufficient liquid assets. Funding for the Second SRP was derived from operating funds, if any, that we, in our sole discretion, reserved for this purpose.
We repurchased shares pursuant to the Second SRP at $24.17 per share, which is equal to the most recently published Estimated Per-Share NAV as determined by our board of directors on May 14, 2015. Repurchases under the Second SRP were limited in any calendar quarter to 1.25% of the product of (i) our most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of the last day of the previous calendar quarter. Under the Second SRP, we would generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.
Subject to certain limitations as set forth in the Second SRP, on November 6, 2015 (the "Special Share Repurchase Date"), we repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
In January 2016, our board of directors unanimously approved an amended and restated share repurchase program (the "Current SRP"), effective February 28, 2016, which supersedes and replaces the Second SRP. The Current SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the Current SRP, the repurchase price per share for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Under the Current SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the Current SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose.

When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under our share repurchase programs cumulatively through December 31, 2015:

	Number of Shares	Cost of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of January 22, 2013	—	$—	$—
Year ended December 31, 2013	8,082	202	24.98
Cumulative repurchases as of December 31, 2013	8,082	202	24.98
Year ended December 31, 2014	295,825	7,095	23.99
Cumulative repurchase requests as of December 31, 2014	303,907	7,297	24.01
Year ended December 31, 2015	1,769,738	42,587	24.13
Cumulative repurchases as of December 31, 2015 (1)	2,073,645	49,884	$24.12
Value of shares issued through DRIP		116,212
Excess		$66,328
____________________
(1) As permitted under the Second SRP, in January 2016, our board of directors authorized, with respect to repurchase requests received during the quarter ended December 31, 2015 (exclusive of any shares requested for repurchase on the Special Share Repurchase Date), the repurchase of shares validly submitted equal to 1.00% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015, representing less than all the shares validly submitted for repurchase during the quarter ended December 31, 2015 (exclusive of any shares requested for redemption on the Special Share Repurchase Date). Accordingly, 664,564 shares at a weighted average repurchase price of $24.17 per share (including all shares submitted for death and disability) were approved for repurchase and completed in February 2016. This $16.1 million liability is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2015. A total of 4,063,415 shares were requested for repurchase during the year ended December 31, 2015, of which 2,298,905 share requests were not approved for repurchase and thus not fulfilled.
The Current SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the Current SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any repurchase request.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015, 2014 and 2013, for the years ended December 31, 2015 and 2014 and for the period from January 22, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2015	2014	2013
Total real estate investments, at cost	$2,218,127	$2,218,127	$1,147,072
Commercial mortgage loans, held for investment, net	$17,135	$—	$—
Assets held for sale	$56,884	$—	$—
Total assets	$2,257,154	$2,229,030	$1,347,375
Mortgage notes payable	$1,053,648	$470,079	$8,830
Credit facility	$—	$423,000	$—
Total liabilities	$1,130,405	$963,865	$35,561
Total stockholders' equity	$1,126,749	$1,265,165	$1,311,814

	Year Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013
Operating data (In thousands, except share and per share data)	2015	2014
Total revenues	$174,498	$158,380	$24,289
Operating expenses	141,347	135,477	47,105
Operating income (loss)	33,151	22,903	(22,816)
Other (expense) income	(54,268)	(24,900)	2,019
Net loss	$(21,117)	$(1,997)	$(20,797)

Other data:
Cash flows provided by (used in) operating activities (1)	$89,458	$99,811	$(13,617)
Cash flows used in investing activities	$(61,718)	$(490,814)	$(1,225,532)
Cash flows provided by financing activities	$28,000	$364,587	$1,340,325
Per share data:
Basic and diluted net loss per share	$(0.32)	$(0.03)	$(0.72)
Distributions declared per share	$1.65	$1.65	$1.65
Basic and diluted weighted-average shares outstanding	66,028,245	64,333,260	28,954,769
_____________________________

(1)
Includes acquisition and transaction related expenses of $2.2 million, $22.6 million and $26.9 million incurred during the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2015, respectively.

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
Overview
American Finance Trust, Inc. (the "Company," "we," "our" or "us"), has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. On April 15, 2015, upon recommendation by our advisor, American Finance Advisors, LLC (the "Advisor") and approval by our board of directors, we adopted new Investment Objectives and Acquisition and Investment Policies (the "New Strategy"). Under the New Strategy, we manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invest in additional net lease properties. In addition, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). We have financed our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio, and we may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013.
From November 14, 2014 (the "Initial NAV Pricing Date") until the suspension of the distribution reinvestment plan (the "DRIP"), the price per share for shares of common stock purchased under the DRIP was equal to the estimated net asset value ("NAV") per share of our common stock, approved by our board of directors ("Estimated Per-Share NAV"). On November 19, 2014, our board of directors approved an Estimated Per-Share NAV equal to $23.50 as of September 30, 2014, which was used in connection with the issuance of shares under the DRIP following the Initial NAV Pricing Date through May 18, 2015. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015, which was used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of our distribution on July 1, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
We previously announced our intention to list on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, we announced that in light of market conditions, our board of directors, in consultation with our Advisor, determined it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors continues to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that our shares of common stock will be listed.
We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (our "Property Manager") serves as our property manager. Our Advisor and our Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, our "Sponsor"), as a result of which, they are related parties of ours, and each have received or will receive compensation, as applicable, fees and expense reimbursements for services related to managing our business.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with our Sponsor.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of our IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, acquisition date is considered to be the commencement date for purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant's business.
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income for all applicable periods. There are no real estate investments held for sale as of December 31, 2015 and 2014.
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

Commercial Mortgage Loans
Commercial mortgage loans held for investment purposes are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income.
Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Commercial mortgage loans held for sale are carried at the lower of cost or fair value. We evaluate fair value on an individual loan basis. The amount by which cost exceeds fair value is accounted for as a valuation allowance, and changes in the valuation allowance are included in net income. Purchase discounts are no longer amortized during the period the loans are held for sale.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the loan loss provision on our consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. We use a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. We perform a comprehensive analysis of our loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
The asset-specific reserve component relates to reserves for losses on individual impaired loans. We consider a loan to be impaired when, based upon current information and events, it believes that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
We designate non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in our opinion, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.

Commercial Mortgage-Backed Securities
On the acquisition date, all of our commercial mortgage-backed securities ("CMBS") were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. Related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in our consolidated statements of operations and comprehensive (loss) income.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We elected to adopt this guidance effective January 1, 2016. We have assessed the impact of the guidance and determined it will not have a significant impact on our financial position, results of operations or cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. We have assessed the impact of the guidance and determined it will not have a significant impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have adopted the provisions of this guidance for the fiscal year ended December 31, 2015 and determined that there is no impact to our financial position, results of operations and cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity's accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We are currently evaluating the impact of the new guidance.
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2015, we owned 463 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
As of January 1, 2014, we owned 239 properties (our "Same Store") with an aggregate base purchase price of $1.1 billion, comprised of 7.5 million rentable square feet that were 100.0% leased on a weighted-average basis. We have acquired 224 properties since January 1, 2014 (our "2014 Acquisitions") for an aggregate base purchase price of $1.1 billion, comprised of 5.6 million rentable square feet. Accordingly, our results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflect significant increases in most categories due to our acquisition activity.
Rental Income
Rental income increased $14.8 million to $160.9 million for the year ended December 31, 2015, compared to $146.1 million for the year ended December 31, 2014. This increase in rental income was primarily due to our 2014 Acquisitions. Our Same Store rental income remained constant at $87.6 million.
Operating Expense Reimbursements
Operating expense reimbursement revenue decreased $0.7 million to $11.5 million for the year ended December 31, 2015, compared to $12.2 million for the year ended December 31, 2014. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This decrease was primarily driven by a decrease in our Same Store operating expense reimbursements of $0.9 million, as a result of a decrease in Same Store property operating expense. This decrease was partially offset by an increase in operating expense reimbursements from our 2014 Acquisitions of $0.2 million.
Interest Income from Debt Investments
Interest income from debt investments for the year ended December 31, 2015 of $2.1 million related to our CRE Debt Investments. For the year ended December 31, 2015, the average carrying value of our commercial mortgage loans and CMBS were $26.7 million and $9.2 million, respectively. For the year ended December 31, 2015, the weighted-average yields of our commercial mortgage loans and CMBS were 5.16% and 7.09%, respectively. We did not have CRE Debt Investments during the year ended December 31, 2014.

Asset Management Fees to Related Party
Asset management fees to related party for the year ended December 31, 2015 of $13.0 million were related to services that we received from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we pay a base management fee of $1.5 million per month that replaces the asset management fee. As of December 31, 2015, the Company had not incurred a variable management fee. Please see Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from our Advisor. There were no asset management fees to related party incurred during the year ended December 31, 2014.
Property Operating Expense
Property operating expense decreased $0.2 million to $13.3 million for the year ended December 31, 2015, compared to $13.5 million for the year ended December 31, 2014. This decrease was primarily driven by a decrease in our Same Store property operating expense of $0.4 million, as a result of decreased utilities and maintenance expenses. This decrease was partially offset by an increase in property operating expense from our 2014 Acquisitions of $0.2 million. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $20.4 million to $2.2 million for the year ended December 31, 2015, compared to $22.6 million for the year ended December 31, 2014. These expenses related to acquisition fees, legal fees and other closing costs associated with the origination and acquisition of our CRE Debt Investments and third party appraisal costs incurred in connection with our purchase price allocation procedures. These costs also related to advisory, investment banking, legal and marketing costs incurred related to the Listing. For the year ended December 31, 2014, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our 2014 Acquisitions, as well as costs related to advisory, investment banking, legal and marketing costs incurred related to the Listing. We did not acquire any properties during the year ended December 31, 2015.
General and Administrative Expense
General and administrative expense increased $5.3 million to $11.3 million (including $5.6 million incurred from related parties) for the year ended December 31, 2015, compared to $6.0 million (including $3.0 million incurred from related parties) for year ended December 31, 2014. This increase is partially due to higher legal and accounting fees, audit fees and state and local income taxes to support our current real estate portfolio. Additionally, there was an increase of $2.6 million in general and administrative costs incurred from related parties from the year ended December 31, 2014 to the year ended December 31, 2015, largely resulting from administrative services reimbursement expenses we began to incur in the third quarter of 2015 and increased OP Unit distribution expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.1 million to $101.5 million for the year ended December 31, 2015, compared to $93.4 million for the year ended December 31, 2014. This increase was primarily attributable to our 2014 Acquisitions, which resulted in an increase in depreciation and amortization expenses of $7.9 million. In addition, Same Store depreciation and amortization expense increased $0.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $13.2 million to $40.9 million for the year ended December 31, 2015, compared to $27.7 million for the year ended December 31, 2014. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility borrowings outstanding and an increase in amortization of mortgage premium. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the years ended December 31, 2015 and 2014, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Year Ended December 31,
	2015			2014
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$715,256	$37,754	5.19%	$367,993	$21,456	5.66%
Credit Facility	$260,308	5,246	1.93%	$338,308	7,718	2.12%
Amortization of deferred financing costs		5,099			4,588
Amortization of mortgage premiums		(7,208)			(6,097)
Interest Expense		$40,891			$27,665
Loss on Extinguishment of Debt
During the year ended December 31, 2015, in connection with the termination of our credit facility, we wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the year ended December 31, 2014.
Loss on Sale of Commercial Mortgage-Backed Securities
We incurred a loss on the sale of our commercial mortgage-backed securities of $1.6 million during the year ended December 31, 2015, which had an aggregate cost basis of $30.3 million and sold for $28.7 million. No commercial mortgage-backed securities were sold during the year ended December 31, 2014.
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities decreased $1.9 million to $0.4 million for the year ended December 31, 2015, compared to $2.3 million for the year ended December 31, 2014. This decrease resulted primarily from the sale of investments in redeemable preferred stock and senior notes during the year ended December 31, 2015. We held other real estate securities, at fair value, of $19.0 million as of December 31, 2014. We did not hold any such securities as of December 31, 2015.
Gain on Sale of Other Real Estate Securities
Gain on sale of investment securities increased $0.4 million to $0.7 million for the year ended December 31, 2015, compared to $0.3 million for the year ended December 31, 2014. The gain on sale of investment securities for the year ended December 31, 2015 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $18.5 million for $19.3 million. The gain on sale of investment securities for the year ended December 31, 2014 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $47.0 million for $47.3 million.
Loss on Assets Held for Sale
Loss on assets held for sale of $5.5 million relates to a fair value adjustment on our commercial mortgage loans, held for sale. Two of our commercial mortgage loans were held for sale as of December 31, 2015, with a net cost of $62.4 million and a fair value of $56.9 million. There were no assets held for sale as of December 31, 2014.
Other Income
Other income decreased $0.1 million to $0.1 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. Other income is primarily related to interest earned on our cash and cash equivalents.
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
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $4.3 million to $22.6 million for the year ended December 31, 2014, compared to $26.9 million for the period from January 22, 2013 (date of inception) to December 31, 2013. These expenses related primarily to acquisition fees, legal fees and other closing costs associated with our purchase of 224 properties with an aggregate base purchase price of $1.1 billion during the year ended December 31, 2014. Acquisition and transaction related expense for the year ended December 31, 2014 also included $5.5 million incurred for advisory, investment banking, legal and marketing costs incurred related to strategic alternatives and a potential liquidity event. For the period from January 22, 2013 (date of inception) to December 31, 2013, acquisition and transaction related expense related to acquisition fees, legal fees and other closing costs associated with our purchase of 239 properties with an aggregate base purchase price of $1.1 billion.
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
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, we had cash flows provided by operating activities of $89.5 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the year ended December 31, 2015 include $2.2 million of acquisition and transaction related costs. Cash flows from operating activities during the year ended December 31, 2015 included a net loss adjusted for non-cash items of $93.9 million (net loss of $21.1 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums, net accretion of discount and premium on investments, share-based compensation, loss on sale of CMBS, gain on sale of other real estate securities and loss on assets held for sale of $115.0 million), an increase in accounts payable and accrued expenses of $1.2 million and an increase in deferred rent of $2.3 million. Cash inflows were partially offset by a decrease in prepaid expenses and other assets of $7.9 million.
Net cash used in investing activities during the year ended December 31, 2015 of $61.7 million related to our origination of commercial mortgage loans of $79.4 million and our purchase of commercial mortgage-backed securities of $30.2 million, partially offset by proceeds from the sale of other real estate securities of $19.3 million and proceeds from the sale of commercial mortgage-backed securities of $28.6 million.
Net cash provided by financing activities of $28.0 million during the year ended December 31, 2015 consisted primarily of proceeds from our mortgage notes payable of $780.0 million. These cash inflows were partially offset by cash distributions of $74.2 million, payments of deferred financing costs of $18.8 million, common stock repurchases of $31.7 million, payments on our credit facility of $423.0 million, payments of mortgage notes payable of $196.4 million and an increase in restricted cash of $7.9 million.
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

Cash Flows for the Period from January 22, 2013 (date of inception) to December 31, 2013
During the period from January 22, 2013 (date of inception) to December 31, 2013, we had cash flows used in operating activities of $13.6 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from January 22, 2013 (date of inception) to December 31, 2013 include $26.9 million of acquisition and transaction related costs. Cash flows during the period from January 22, 2013 (date of inception) to December 31, 2013 included a net loss adjusted for non-cash items of $5.6 million (net loss of $20.8 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, share based compensation and gain on sale of investments, of $15.2 million), an increase in prepaid and other assets of $14.5 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $5.2 million in accounts payable and accrued expenses and an increase of $1.2 million in deferred rent.
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
Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $130.5 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our Multi-Tenant Mortgage Loan and secured mortgage financings.
We have used debt financing as a source of capital. Prior to filing an amended and restated charter on July 20, 2015, our previous charter did not permit the maximum amount of our total indebtedness to exceed 300% of our total "net assets" (as defined by such charter), as of the date of any borrowing. Our amended and restated charter does not have such a restriction. As of December 31, 2015, we had $1.1 billion of mortgage notes payable outstanding. As of December 31, 2015, our leverage ratio (total debt divided by total assets) approximated 47.3%.
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
On August 7, 2015, certain subsidiaries of ours entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. The Multi-Tenant Mortgage Loan has a stated maturity date of September 6, 2020 and a stated annual interest rate of 4.30%. As of December 31, 2015, the Multi-Tenant Mortgage Loan was secured by mortgage interests on 268 of our properties. As of December 31, 2015, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
A portion of our working capital has historically been used to repurchase shares of our common stock. We previously adopted a share repurchase program (the "Original SRP") that permitted stockholders to sell their shares back to us, subject to significant conditions and limitations. In connection with the potential Listing, the board of directors terminated the Original SRP on April 15, 2015. The Company processed all of the requests received under the Original SRP for the first and second quarters of 2015.
Effective October 12, 2015, we adopted our second share repurchase program (the "Second SRP"). Under the Second SRP, subject to certain conditions, stockholders could request that we repurchase their shares of common stock of the Company, if such repurchase did not impair our capital or operations. Only those stockholders who purchased shares of common stock of the Company from us or received their shares from us (directly or indirectly) through one or more non-cash transactions could participate in the Second SRP. Under the Second SRP, stockholders could only have their shares repurchased to the extent that we have sufficient liquid assets. Funding for the Second SRP was derived from operating funds, if any, that we, in our sole discretion, reserved for this purpose.

We repurchased shares pursuant to the Second SRP at $24.17 per share, which is equal to the most recently published Estimated Per-Share NAV as determined by our board of directors on May 14, 2015. Repurchases under the Second SRP were limited in any calendar quarter to 1.25% of the product of (i) our most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of the last day of the previous calendar quarter. Under the Second SRP, we would generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.
Subject to certain limitations as set forth in the Second SRP, on November 6, 2015 (the "Special Share Repurchase Date"), we repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
In January 2016, our board of directors unanimously approved an amended and restated share repurchase program (the "Current SRP"), effective February 28, 2016, which supersedes and replaces the Second SRP. The Current SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the Current SRP, the repurchase price per share for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Under the Current SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the Current SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose.
When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under our share repurchase programs cumulatively through December 31, 2015:

The following table summarizes the repurchases of shares under our share repurchase programs cumulatively through December 31, 2015:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of January 22, 2013 (date of inception)	—	$—
Period from January 22, 2013 (date of inception) to December 31, 2013	8,082	24.98
Cumulative repurchases as of December 31, 2013	8,082	24.98
Year ended December 31, 2014	295,825	23.99
Cumulative repurchases as of December 31, 2014	303,907	24.01
Year ended December 31, 2015	1,769,738	24.13
Cumulative repurchases as of December 31, 2015 (1)	2,073,645	$24.12
____________________
(1) As permitted under the Second SRP, in January 2016, our board of directors authorized, with respect to repurchase requests received during the quarter ended December 31, 2015 (exclusive of any shares requested for repurchase on the Special Share Repurchase Date), the repurchase of shares validly submitted equal to 1.00% of the product of (i) $24.17, our most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015, representing less than all the shares validly submitted for repurchase during the quarter ended December 31, 2015 (exclusive of any shares requested for redemption on the Special Share Repurchase Date). Accordingly, 664,564 shares at a weighted average repurchase price of $24.17 per share (including all shares submitted for death and disability) were approved for repurchase and completed in February 2016. This $16.1 million liability is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2015. A total of 4,063,415 shares were requested for repurchase during the year ended December 31, 2015, of which 2,298,905 share requests were not approved for repurchase and thus not fulfilled.
We have historically generated some of our working capital by issuing shares through our DRIP. In connection with the potential Listing, on April 15, 2015, our board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables us to suspend the DRIP, which our board subsequently did, effective following the payment of our June 2015 monthly distribution. In January 2016, we announced that we intend to reinstate the DRIP. Reinstating the DRIP would allow stockholders to reinvest distributions in shares of our common stock. The DRIP would be reinstated only after the Securities and Exchange Commission has declared effective a registration statement to register the shares to be offered pursuant to the DRIP. There can be no assurance that we will reinstate the DRIP. This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.
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
Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
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
Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended				Year Ended December 31, 2015
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net income (loss) (in accordance with GAAP)	$4,901	$(1,624)	$(11,428)	$(12,966)	$(21,117)
Depreciation and amortization	25,387	25,386	25,387	25,386	101,546
FFO	30,288	23,762	13,959	12,420	80,429
Acquisition fees and expenses	129	377	946	768	2,220
Amortization of market and other intangibles, net	416	417	416	417	1,666
Straight-line rent	(2,088)	(2,067)	(2,039)	(1,974)	(8,168)
Loss on extinguishment of debt	—	—	7,564	—	7,564
Amortization of mortgage premiums on borrowings	(1,859)	(1,875)	(1,890)	(1,584)	(7,208)
Discount accretion and premium amortization on investments, net	—	—	(18)	(78)	(96)
Loss on sale of commercial mortgage-backed securities	—	—	—	1,585	1,585
Gain on sale of other real estate securities, net	(546)	—	(192)	—	(738)
Loss on assets held for sale	—	—	—	5,476	5,476
MFFO	$26,340	$20,614	$18,746	$17,030	$82,730
Distributions
On April 9, 2013, our board of directors authorized, and we declared, distributions which are payable based on stockholders of record each day during the applicable period equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. On March 11, 2016, our board of directors approved a change to the daily distribution amount to $0.00450819672 per day per share of common stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.65 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, we expect to pay distributions on the 15th day of each month to stockholders of record as of close of business on the eighth day of such month.
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
During the year ended December 31, 2015, distributions paid to common stockholders totaled $109.0 million, inclusive of $34.8 million of distributions for shares of common stock that were reinvested in shares issued pursuant to the DRIP.  During the year ended December 31, 2015, cash used to pay distributions was generated from cash flows provided by operations and proceeds received from common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2015
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015
(Dollar amounts in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$26,663		$27,434		$27,614		$27,246		$108,957

Source of distribution coverage:
Cash flows provided by operations (1)	$16,946	63.6%	$18,898	68.9%	$22,710	82.2%	$27,246	100.0%	$85,800	78.7%
Proceeds received from common stock issued under the DRIP	9,717	36.4%	8,536	31.1%	4,904	17.8%	—	—%	23,157	21.3%
Total source of distribution coverage	$26,663	100.0%	$27,434	100.0%	$27,614	100.0%	$27,246	100.0%	$108,957	100.0%

Cash flows provided by operations (GAAP basis) (2)	$27,807		$22,235		$19,756		$19,660		$89,458
Net income (loss) (in accordance with GAAP)	$4,901		$(1,624)		$(11,428)		$(12,966)		$(21,117)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 and for the year ended December 31, 2015 include acquisition and transaction related expenses of $0.1 million, $0.4 million, $0.9 million, $0.8 million and $2.2 million, respectively.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to December 31, 2015:

(In thousands)	Period from January 22, 2013 (date of inception) to December 31, 2015
Total distributions paid	$250,085

Reconciliation of net loss:
Revenues	$357,167
Acquisition and transaction related	(51,749)
Depreciation and amortization	(209,872)
Other operating expenses	(62,308)
Other non-operating income, net	(77,149)
Net loss (in accordance with GAAP) (1)	$(43,911)

Cash flows provided by operations	$175,652

FFO	$165,961
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2015, our net tangible book value per share was $13.85. Until November 14, 2014, the offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per common share. On May 14, 2015, our board of directors approved an Estimated Per-Share NAV of $24.17, calculated by the Advisor in accordance with our valuation guidelines, as of March 31, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2015, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 49.3% and 47.3%, respectively.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2015. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Principal on mortgage notes payable	$1,053,648	$1,014	$84,536	$652,019	$316,079
Interest on mortgage notes payable	233,646	49,582	92,567	83,863	7,634
Ground lease rental payments due	9,085	895	1,782	1,535	4,873
	$1,296,379	$51,491	$178,885	$737,417	$328,586
Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see table below:

Portfolio	Maturity	Anticipated Repayment
SAAB Sensis I	Apr. 2025	Apr. 2025
SunTrust Bank II	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	Apr. 2037	Apr. 2017
SunTrust Bank III	Jul. 2031	Jul. 2021
SunTrust Bank IV	Jul. 2031	Jul. 2021
Sanofi US I - New Loan	Jul. 2026	Jan. 2021
Stop & Shop I	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	Sep. 2020	Sep. 2020

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to our Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by our Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to our Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. Our Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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
As of December 31, 2015, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $1.1 billion and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $44.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $46.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company's internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K, and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and accordingly you will not find a report from KPMG LLP regarding the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
We completed the execution of our remediation plan with respect to our material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 during the quarter ended June 30, 2015. No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.arct-5.com/wp-content/uploads/2013/10/ARCTVCodeofethics.pdf. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Additional information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein beginning at page F-37 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
Schedule IV — Mortgage Loans on Real Estate
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (11)	Articles of Amendment and Restatement
3.2 (10)	Third Amended and Restated Bylaws
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 4, 2013
4.2 (6)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of December 31, 2013
4.3 (10)	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 15, 2015
4.4 (13)	Third Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership V, L.P., dated as of April 29, 2015
10.1 (11)	Second Amended and Restated Advisory Agreement, dated as of April 29, 2015, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Advisors V, LLC
10.2 *
First Amendment to Second Amended and Restated Advisory Agreement, dated as of January 18, 2016, by and among the Company, American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

10.3 (1)	Property Management and Leasing Agreement, dated as of April 4, 2013, by and among the Company, American Realty Capital Operating Partnership V, L.P. and American Realty Capital Properties V, LLC
10.4 (10)	Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company
10.5 (10)	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc.
10.6 (5)	Agreement for Purchase and Sale of Real Property, dated May 31, 2013, by and between AR Capital, LLC, Sullivan DG, L.L.C. and Plank DG, L.L.C.
10.7 (5)	Agreement for Purchase and Sale of Immovable Property, dated June 7, 2013, by and between AR Capital, LLC and AZO Cut Off, LLC
10.8 (5)	Agreement for Purchase and Sale of Real Property, dated June 11, 2013, by and between AR Capital, LLC and AMIGOS 3, LLC
10.9 (5)	Agreement for Purchase and Sale of Real Property, dated June 11, 2013, by and between AR Capital, LLC and Lucinda Rae Marino, 1975-Survivors Trust (Van Leer) and 1975-Marital Trust (Bainbridge)
10.10 (5)	Agreement for Purchase and Sale of Real Property, dated June 15, 2013, by and between AR Capital, LLC and Midwest V, LLC
10.11 (5)	Agreement for Purchase and Sale of Real Property, dated June 18, 2013, by and between AR Capital, LLC and First City South, LLC
10.12 (2)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013
10.13 (3)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC dated as of August 8, 2013

Exhibit No.	Description
10.14 (4)
First Amendment, dated as of September 30, 2013, to the Purchase and Sale Agreement, dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.15 (4)
Second Amendment, dated as October 1, 2013, to the Purchase and Sale Agreement, dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.16 (4)
Third Amendment, dated as of October 30, 2013, to the Purchase and Sale Agreement, dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.17 (4)	Credit Agreement, dated as of September 23, 2013, among American Realty Capital Operating Partnership V, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.18 (6)	First Amendment to Credit Agreement, dated as of November 22, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.19 (6)	Second Amendment to Credit Agreement, dated as of December 19, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.20 (7)	Third Amendment to Credit Agreement, dated as of February 11, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.21 (7)	Fourth Amendment to Credit Agreement, dated as of March 12, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.22 (8)	Fifth Amendment to Credit Agreement, dated as of June 6, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.23 (11)
Loan Agreement dated as of August 7, 2015 among Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc. as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers

10.24 (11)	Limited Recourse Guaranty dated as of August 7, 2015 by American Finance Trust, Inc. in favor of Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc.
10.25 (10)
Indemnification Agreement by and among the Company, Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

10.26 (10)	Indemnification Agreement by and between the Company and Herbert Vederman, dated May 14, 2015
10.27 (11)	Indemnification Agreement by and between the Company, Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.28 (11)	Indemnification Agreement by and between the Company and Lisa D. Kabnick, dated August 3, 2015
14.1 (1)	Code of Ethics
16.1 (9)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on May 14, 2013.

(2)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on October 30, 2013.

(3)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on November 14, 2013.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 14, 2013.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 13, 2014.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 1, 2014.

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2016.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2016
Edward M. Weil, Jr.

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Nicholas Radesca

/s/ David Gong	Lead Independent Director	March 15, 2016
David Gong

/s/ Stanley Perla	Independent Director	March 15, 2016
Stanley Perla

/s/ Lisa D. Kabnick	Independent Director	March 15, 2016
Lisa D. Kabnick

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2015 and 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015 and 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and the Period from January 22, 2013 (date of inception) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedules:
Schedule III — Real Estate and Accumulated Depreciation — Part I	F-37

Schedule III — Real Estate and Accumulated Depreciation — Part II	F-51

Schedule IV — Mortgage Loans on Real Estate	F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Finance Trust, Inc.:
We have audited the accompanying consolidated balance sheets of American Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules titled Schedule III — Real Estate and Accumulated Depreciation — Part I, as of December 31, 2015, Schedule III — Real Estate and Accumulated Depreciation — Part II, for the years ended December 31, 2015 and 2014, and Schedule IV — Mortgage Loans on Real Estate as of December 31, 2015. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Finance Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Finance Trust, Inc. (formerly American Realty Capital Trust V, Inc.)
We have audited the consolidated balance sheet of American Finance Trust, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2013 (not presented herein) and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the period from January 22, 2013 (date of inception) to December 31, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Finance Trust, Inc. and subsidiaries for the period from January 22, 2013 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 7, 2014

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$358,278	$358,278
Buildings, fixtures and improvements	1,540,821	1,540,821
Acquired intangible lease assets	319,028	319,028
Total real estate investments, at cost	2,218,127	2,218,127
Less: accumulated depreciation and amortization	(215,427)	(110,875)
Total real estate investments, net	2,002,700	2,107,252
Cash and cash equivalents	130,500	74,760
Restricted cash	7,887	—
Commercial mortgage loan, held for investment, net	17,135	—
Other real estate securities, available-for-sale, at fair value	—	18,991
Prepaid expenses and other assets	21,982	14,104
Deferred costs, net	20,066	13,923
Assets held for sale	56,884	—
Total assets	$2,257,154	$2,229,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,053,648	$470,079
Mortgage premiums, net	14,892	22,100
Credit facility	—	423,000
Below-market lease liabilities, net	18,133	19,473
Accounts payable and accrued expenses (including $541 and $1,753 due to related parties as of December 31, 2015 and 2014, respectively)	24,964	12,799
Deferred rent and other liabilities	9,569	7,238
Distributions payable	9,199	9,176
Total liabilities	1,130,405	963,865
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 64,961,256 and 65,257,954 shares issued and outstanding as of December 31, 2015 and 2014, respectively	650	653
Additional paid-in capital	1,429,294	1,437,147
Accumulated other comprehensive income	—	463
Accumulated deficit	(303,195)	(173,098)
Total stockholders' equity	1,126,749	1,265,165
Total liabilities and stockholders' equity	$2,257,154	$2,229,030

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Years Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013
	2015	2014
Revenues:
Rental income	$160,865	$146,139	$21,892
Operating expense reimbursements	11,495	12,241	2,397
Interest income from debt investments	2,138	—	—
Total revenues	174,498	158,380	24,289

Operating expenses:
Asset management fees to related party	13,009	—	—
Property operating	13,258	13,492	2,794
Acquisition and transaction related	2,220	22,595	26,934
General and administrative	11,314	6,011	2,430
Depreciation and amortization	101,546	93,379	14,947
Total operating expenses	141,347	135,477	47,105
Operating income (loss)	33,151	22,903	(22,816)
Other (expense) income:
Interest expense	(40,891)	(27,665)	(485)
Loss on extinguishment of debt	(7,564)	—	—
Loss on sale of commercial mortgage-backed securities	(1,585)	—	—
Distribution income from other real estate securities	363	2,279	2,272
Gain on sale of other real estate securities, net	738	297	125
Loss on assets held for sale	(5,476)	—	—
Other income	147	189	107
Total other (expense) income, net	(54,268)	(24,900)	2,019
Net loss	$(21,117)	$(1,997)	$(20,797)

Other comprehensive (loss) income:
Change in unrealized (loss) income on investment securities	(463)	7,444	(6,981)
Comprehensive (loss) income	$(21,580)	$5,447	$(27,778)

Basic and diluted weighted-average shares outstanding	66,028,245	64,333,260	28,954,769
Basic and diluted net loss per share	$(0.32)	$(0.03)	$(0.72)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance, January 22, 2013	—	$—	$—	$—	$—	$—
Issuances of common stock	62,124,433	621	1,536,670	—	—	1,537,291
Common stock offering costs, commissions and dealer manager fees	—	—	(173,959)	—	—	(173,959)
Common stock issued through distribution reinvestment plan	860,139	9	20,420	—	—	20,429
Common stock repurchases	(8,082)	—	(202)	—	—	(202)
Share-based compensation	9,447	—	137	—	—	137
Distributions declared	—	—	—	—	(44,104)	(44,104)
Net loss	—	—	—	—	(20,797)	(20,797)
Other comprehensive loss	—	—	—	(6,981)	—	(6,981)
Balance, December 31, 2013	62,985,937	630	1,383,066	(6,981)	(64,901)	1,311,814
Changes in offering costs	—	—	201	—	—	201
Common stock issued through distribution reinvestment plan	2,566,242	26	60,951	—	—	60,977
Common stock repurchases	(295,825)	(3)	(7,092)	—	—	(7,095)
Share-based compensation, net of forfeitures	1,600	—	21	—	—	21
Distributions declared	—	—	—	—	(106,200)	(106,200)
Net loss	—	—	—	—	(1,997)	(1,997)
Other comprehensive income	—	—	—	7,444	—	7,444
Balance, December 31, 2014	65,257,954	653	1,437,147	463	(173,098)	1,265,165
Common stock issued through distribution reinvestment plan	1,469,319	15	34,791	—	—	34,806
Common stock repurchases	(1,769,738)	(18)	(42,695)	—	—	(42,713)
Share-based compensation, net of forfeitures	3,721	—	51	—	—	51
Distributions declared	—	—	—	—	(108,980)	(108,980)
Net loss	—	—	—	—	(21,117)	(21,117)
Other comprehensive loss	—	—	—	(463)	—	(463)
Balance, December 31, 2015	64,961,256	$650	$1,429,294	$—	$(303,195)	$1,126,749

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013
	2015	2014
Cash flows from operating activities:
Net loss	$(21,117)	$(1,997)	$(20,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	66,946	62,571	12,077
Amortization of in-place lease assets	34,600	30,808	2,870
Amortization (including accelerated write-off) of deferred financing costs	12,663	4,588	291
Amortization of mortgage premiums on borrowings	(7,208)	(6,096)	—
Discount accretion and premium amortization on investments, net	(96)	—	—
Amortization (accretion) of market lease and other intangibles, net	1,666	1,421	(22)
Share-based compensation	51	21	137
Loss on sale of commercial mortgage-backed securities	1,585	—	—
Gain on sale of other real estate securities, net	(738)	(297)	(125)
Loss on assets held for sale	5,476	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,878)	353	(14,457)
Accounts payable and accrued expenses	1,177	2,417	5,193
Deferred rent and other liabilities	2,331	6,022	1,216
Net cash provided by (used in) operating activities	89,458	99,811	(13,617)
Cash flows from investing activities:
Origination of commercial mortgage loans	(79,410)	—	—
Proceeds from sale of commercial mortgage-backed securities	28,624	—	—
Purchase of commercial mortgage-backed securities	(30,198)	—	—
Investments in real estate and other assets	—	(538,130)	(1,127,075)
Deposits for real estate acquisitions	—	—	(33,035)
Proceeds from sale of other real estate securities	19,266	47,316	51,160
Payments for purchase of other real estate securities	—	—	(116,582)
Net cash used in investing activities	(61,718)	(490,814)	(1,225,532)
Cash flows from financing activities:
Proceeds from mortgage notes payable	780,000	—	—
Payments on mortgage notes payable	(196,431)	(989)	—
Proceeds from credit facility	—	423,000	—
Payments on credit facility	(423,000)	—	—
Payments of deferred financing costs	(18,806)	(10,622)	(8,180)
Proceeds from issuances of common stock	—	127	1,537,164
Payments of offering costs and fees related to stock issuances, net	—	(37)	(173,721)
Common stock repurchases	(31,725)	(2,020)	(88)
Distributions paid	(74,151)	(44,872)	(14,850)
Restricted cash	(7,887)	—	—
Net cash provided by financing activities	28,000	364,587	1,340,325
Net change in cash and cash equivalents	55,740	(26,416)	101,176
Cash and cash equivalents, beginning of period	74,760	101,176	—
Cash and cash equivalents, end of period	$130,500	$74,760	$101,176

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental Disclosures:
Cash paid for interest	$42,696	$27,115	$178
Cash paid for income taxes	$877	$422	$1
Offering costs in accounts payable and accrued expenses	$—	$—	$238
Receivables for issuances of common stock	$—	$—	$127
Accrued common stock repurchases	$16,063	$5,075	$114

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$462,238	$8,830
Premiums on assumed mortgage notes payable	$—	$27,862	$334
Common stock issued through distribution reinvestment plan	$34,806	$60,977	$20,429

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. On April 15, 2015, upon recommendation by the Company's advisor, American Finance Advisors, LLC (the "Advisor") and approval by the Company's board of directors, the Company adopted new Investment Objectives and Acquisition and Investment Policies (the "New Strategy"). Under the New Strategy, the Company manages and optimizes its investments in its existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invests in additional net lease properties. In addition, the Company invests in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). The Company has financed its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio, and it may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
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
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013.
From November 14, 2014 (the "Initial NAV Pricing Date") until the suspension of the distribution reinvestment plan (the "DRIP"), the price per share for shares of common stock purchased under the DRIP was equal to the estimated net asset value ("NAV") per share of the Company's common stock, approved by the Company's board of directors ("Estimated Per-Share NAV"). On November 19, 2014, the Company's board of directors approved an Estimated Per-Share NAV equal to $23.50 as of September 30, 2014, which was used in connection with the issuance of shares under the DRIP following the Initial NAV Pricing Date through May 18, 2015. On May 14, 2015, the Company's board of directors approved an Estimated Per-Share NAV equal to $24.17 as of March 31, 2015, which was used in connection with the purchases of common stock under the DRIP following May 18, 2015 through the suspension of the DRIP, which became effective following the payment of the Company's distribution on July 1, 2015. The Company intends to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
The Company previously announced its intention to list on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, the Company announced that in light of market conditions, the Company's board of directors, in consultation with the Advisor, determined it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015. The Company's board of directors continues to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that the Company's shares of common stock will be listed.
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor"), as a result of which, they are related parties of the Company, and each have received or will receive compensation, as applicable, fees and expense reimbursements for services related to managing the Company's business.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO and, together with certain of its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Sponsor.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below market fixed rate renewal options for below-market leases.
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
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations, prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant's business.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Acquired intangible assets and lease liabilities consist of the following as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$305,245	$68,278	$236,967	$305,245	$33,678	$271,567
Above-market leases	13,783	5,555	8,228	13,783	2,549	11,234
Total acquired intangible lease assets	$319,028	$73,833	$245,195	$319,028	$36,227	$282,801
Intangible liabilities:
Below-market lease liabilities	$20,623	$2,490	$18,133	$20,623	$1,150	$19,473
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income for all applicable periods. There are no real estate investments held for sale as of December 31, 2015 and 2014.
Depreciation and Amortization
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
The following table provides the weighted-average amortization and accretion periods as of December 31, 2015, for intangible assets and liabilities and the projected amortization expense and adjustments to revenue and property operating expense for the next five years:

(In thousands)	2016	2017	2018	2019	2020
In-place leases	$34,600	$34,600	$23,876	$23,856	$22,238
Total to be included in depreciation and amortization	$34,600	$34,600	$23,876	$23,856	$22,238

Above-market lease assets	$(3,006)	$(3,006)	$(469)	$(469)	$(469)
Below-market lease liabilities	1,340	1,340	1,340	1,340	1,340
Total to be included in rental income	$(1,666)	$(1,666)	$871	$871	$871

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

For the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, amortization of in-place leases of $34.6 million, $30.8 million and $2.9 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income. For the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, net (amortization) accretion of above- and below-market lease intangibles of $(1.7) million, $(1.4) million and approximately $22,000, respectively, is included in rental income on the consolidated statements of operations and comprehensive (loss) income.
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
Commercial Mortgage Loans
Commercial mortgage loans held for investment purposes are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in the Company's consolidated statements of operations and comprehensive (loss) income. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income from debt investments in the Company's consolidated statements of operations and comprehensive (loss) income.
Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Commercial mortgage loans held for sale are carried at the lower of cost or fair value. The Company evaluates fair value on an individual loan basis. The amount by which cost exceeds fair value is accounted for as a valuation allowance, and changes in the valuation allowance are included in net income. Purchase discounts are no longer amortized during the period the loans are held for sale.
Loan Impairment
The Company's loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan's effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at December 31, 2015.
Commercial Mortgage-Backed Securities
When acquired, the Company's commercial mortgage-backed securities ("CMBS") are classified as available-for-sale and carried at fair value, and subsequently, any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. Related discounts, premiums and capitalized acquisition and fees expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments on the Company's consolidated statements of operations and comprehensive (loss) income.
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
CMBS for which the fair value option has been elected are not evaluated for other-than-temporary impairment, as changes in fair value are recorded in the Company's consolidated statements of operations and comprehensive (loss) income. No such election has been made to date.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. As of December 31, 2015, the Company had deposits of $130.5 million of which $129.7 million were in excess of the amount insured by the FDIC. As of December 31, 2014, the Company had deposits of $74.8 million of which $74.0 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive (loss) income.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations and comprehensive (loss) income.
Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations and comprehensive (loss) income in the period the related costs are incurred, as applicable.
Offering and Related Costs
Offering and related costs included all expenses incurred in connection with the Company's IPO. Some offering costs (other than selling commissions and the dealer manager fee) of the Company were paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. These costs included but were not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs were only a liability of the Company to the extent selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, offering costs were less than 12.0% of the gross proceeds received in the IPO (See Note 12 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized in accordance with the service period required or when the requirements for exercise of the award have been met (See Note 14 — Share-Based Compensation).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2013. The Company believes that, commencing with such taxable year, it has been organized and has operated in a manner so that it qualifies for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective, the portion of distributions classified as return of capital, ordinary dividend income and capital gain, per share per annum, for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31,				Period from January 22, 2013 (date of inception) to December 31, 2013
	2015		2014
Return of capital	89.9%	$1.48	55.5%	$0.91	86.7%	$1.43
Ordinary dividend income	10.1%	0.17	44.2%	0.73	13.3%	0.22
Capital gain	—%	—	0.3%	0.01	—%	—
Total	100.0%	$1.65	100.0%	$1.65	100.0%	$1.65
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to its financial position, results of operations and cash flows.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016. The Company has assessed the impact of the guidance and determined it will not have a significant impact on its financial position, results of operations or cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. The Company has assessed the impact of the guidance and determined it will not have a significant impact on its financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the provisions of this guidance for the fiscal year ended December 31, 2015 and determined that there is no impact to its financial position, results of operations and cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity's accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of the new guidance.
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance.
Note 3 — Real Estate Investments
The Company owned 463 properties as of December 31, 2015. The rentable square feet or annualized rental income on a straight-line basis of the four properties summarized below each represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2015. No other property represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2015 or 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Home Depot - Birmingham, AL
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("Home Depot Birmingham"). The seller had no preexisting relationship with the Company. The purchase price of Home Depot Birmingham was $41.4 million, exclusive of closing costs. The acquisition of Home Depot Birmingham was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Birmingham as a business combination and incurred acquisition related costs of $0.5 million, which are reflected in the acquisition and transaction related line item of the consolidated statement of operations and comprehensive loss for the period from January 22, 2013 (date of inception) to December 31, 2013.
Home Depot - Valdosta, GA
On September 24, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Home Depot, a freestanding, single-tenant distribution facility located in Valdosta, Georgia ("Home Depot Valdosta"). The sellers had no preexisting relationship with the Company. The purchase price of Home Depot Valdosta was $37.6 million, exclusive of closing costs. The acquisition of Home Depot Valdosta was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Home Depot Valdosta as a business combination and incurred acquisition related costs of $0.4 million, which are reflected in the acquisition and transaction related line item of the consolidated statement of operations and comprehensive loss for the period from January 22, 2013 (date of inception) to December 31, 2013.
C&S Wholesale Grocers - Birmingham, AL
On February 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of C&S Wholesale Grocers, a freestanding, single-tenant distribution facility located in Birmingham, Alabama ("C&S Wholesale Grocers"). The seller had no preexisting relationship with the Company. The purchase price of C&S Wholesale Grocers was $54.4 million, exclusive of closing costs. The acquisition of C&S Wholesale Grocers was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by C&S Wholesale Grocers. The Company accounted for the purchase of C&S Wholesale Grocers as a business combination and incurred acquisition related costs of $0.8 million, which are reflected in the acquisition and transaction related line item of the consolidated statement of operations and comprehensive income for the year ended December 31, 2014.
Sanofi US - Bridgewater, NJ
On March 21, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of Sanofi US, a freestanding, single-tenant office facility located in Bridgewater, New Jersey ("Sanofi"). The seller had no preexisting relationship with the Company. The purchase price of Sanofi was $251.1 million, exclusive of closing costs. The acquisition of Sanofi was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by Sanofi. The Company accounted for the purchase of Sanofi as a business combination and incurred acquisition related costs of $5.8 million, which are reflected in the acquisition and transaction related line item of the consolidated statement of operations and comprehensive income for the year ended December 31, 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

No properties were acquired during the year ended December 31, 2015. The following table presents the allocation of assets acquired and liabilities assumed during the year ended December 31, 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

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
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2016	$157,027
2017	159,426
2018	130,993
2019	132,715
2020	127,233
Thereafter	709,032
$1,416,426

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis each represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2015 and 2014:

	December 31,
Tenant	2015	2014
SunTrust Bank	17.9%	17.9%
Sanofi US	11.6%	11.6%
C&S Wholesale Grocer	10.4%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis each represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014:

	December 31,
State	2015	2014
New Jersey	20.3%	20.3%
Georgia	11.2%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014.
Note 4 — Commercial Mortgage Loans
As of December 31, 2015, the Company's commercial mortgage loan portfolio consisted of three loans:

			December 31, 2015
Balance sheet classification	Loan Type	Property Type	Par Value	Percentage
			(In thousands)
Commercial mortgage loan held for investment, net	Senior	Student Housing — Multifamily	$17,200	21.6%
Assets held for sale	Senior	Retail	18,150	22.7%
Assets held for sale	Senior	Hospitality	44,500	55.7%
			$79,850	100.0%
The Company recognized a loss of $5.5 million on its commercial mortgage loans held for sale during the year ended December 31, 2015. The Company did not have commercial mortgage loans as of December 31, 2014.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

All commercial mortgage loans are assigned an initial risk rating of 2. As of December 31, 2015, the risk rating of the Company's commercial loan held for investment was 2.0. As of December 31, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the year ended December 31, 2015, the activity in the Company's loan portfolio was as follows:

(In thousands)	Year Ended December 31, 2015
Beginning balance	$—
Originations	79,410
Reclassifications to assets held for sale	(56,884)
Loss on assets held for sale	(5,476)
Discount accretion and premium amortization (1)	85
Ending balance	$17,135
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Note 5 — Commercial Mortgage-Backed Securities
The following table details the realized loss on CMBS sold during the year ended December 31, 2015. No CMBS were acquired or sold during the year ended December 31, 2014 or the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Amortized Cost	Sale Price	Realized Loss
Year Ended December 31, 2015	$30,209	$28,624	$1,585
The Company did not have any investments in CMBS as of December 31, 2015 or 2014.
Note 6 — Other Real Estate Securities
As of December 31, 2015, the Company had no investments in other real estate securities.
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
The following table details the realized gains, net on other real estate securities sold during the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain, Net
Year Ended December 31, 2015	$18,528	$19,266	$738
Year Ended December 31, 2014	$47,020	$47,317	$297
Period from January 22, 2013 (date of inception) to December 31, 2013	$360	$485	$125

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7 — Mortgage Notes Payable
On August 7, 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of December 31, 2015, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 of the Company's properties. As of December 31, 2015, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of December 31, 2015, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of December 31, 2015, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the consolidated balance sheet as of December 31, 2015.
The Company's mortgage notes payable as of December 31, 2015 and 2014 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2015	2014	2015		2014		Interest Rate	Maturity		Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,190	$8,519	6.01%		6.01%		Fixed	Apr. 2025		Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2037		Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031		Jul. 2021
Sanofi US I - Original Loan	—	—	190,000	—%		5.83%		Fixed	Dec. 2015	(2)	Dec. 2015
Sanofi US I - New Loan	1	125,000	—	5.16%		—%		Fixed	Jul. 2026	(2)	Jan. 2021
Stop & Shop I	4	38,936	39,570	5.63%		5.63%		Fixed	Jun. 2041		Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	—	4.36%		—%		Fixed	Sep. 2020		Sep. 2020
Total Mortgage Notes Payable	459	$1,053,648	$470,079	4.77%	(1)	5.66%	(1)
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(2)	The Company refinanced the Sanofi US I portfolio in December 2015 with a new loan from Ladder Capital Finance LLC.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to December 31, 2015:

(In thousands)	Future Principal Payments
2016	$1,014
2017	1,080
2018	1,143
2019	1,211
2020	650,808
Thereafter	398,392
$1,053,648
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8 — Credit Facility
On September 23, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $200.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility. Through amendments to the Credit Agreement, the OP increased commitments under the Credit Facility to $750.0 million. In August 2015, the Company paid down in full the outstanding balance on the Credit Facility and concurrently terminated the Credit Facility in connection with entering into the Multi-Tenant Mortgage Loan described in Note 7 — Mortgage Notes Payable. In connection with the Company's extinguishment of the Credit Facility, the Company wrote off $7.6 million of unamortized deferred financing costs associated with the Credit Facility, which is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.
As of December 31, 2014, the outstanding balance under the Credit Facility was $423.0 million.
Note 9 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred sources of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
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
The Company had commercial mortgage loans held for sale, which are carried at fair value on the consolidated balance sheet as of December 31, 2015. Commercial mortgage loans held for sale are valued using the sale price from the term sheet, which is an observable input. As a result, the Company's commercial mortgage loans held for sale are classified in Level 2 of the fair value hierarchy. There were no commercial mortgage loans held for sale as of December 31, 2014.
As of December 31, 2014, the Company had investments in redeemable preferred stock that were traded in active markets and therefore, due to the availability of quoted prices in active markets, classified these investments as Level 1 in the fair value hierarchy. The Company does not have investments in redeemable preferred stock as of December 31, 2015.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no financial instruments measured at fair value on a non recurring basis as of December 31, 2015 or 2014.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Commercial mortgage loans held for sale	$—	$56,884	$—	$56,884

December 31, 2014
Other real estate securities	$18,991	$—	$—	$18,991

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of December 31, 2015 and 2014 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Commercial mortgage loans, held for investment	3	$17,135	$17,200	$—	$—
Mortgage notes payable	3	$1,068,540	$1,103,352	$492,179	$505,629
Credit facility	3	$—	$—	$423,000	$423,000
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.
Note 10 — Common Stock
As of December 31, 2015 and 2014, the Company had 65.0 million and 65.3 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
On April 9, 2013, the Company's board of directors authorized, and the Company declared, a distribution payable to stockholders of record each day equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
Share Repurchase Program
The Company previously adopted a share repurchase program (the "Original SRP") that permitted stockholders to sell their shares back to the Company, subject to significant conditions and limitations. In connection with the potential Listing, the board of directors terminated the Original SRP on April 15, 2015. The Company processed all of the requests received under the Original SRP for the first and second quarters of 2015.
Effective October 12, 2015, the Company adopted its second share repurchase program (the "Second SRP"). Under the Second SRP, subject to certain conditions, stockholders could request that the Company repurchase their shares of common stock of the Company, if such repurchase did not impair the Company's capital or operations. Only those stockholders who purchased shares of common stock of the Company from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions could participate in the Second SRP. Under the Second SRP, stockholders could only have their shares repurchased to the extent that the Company has sufficient liquid assets. Funding for the Second SRP was derived from operating funds, if any, the Company, in its sole discretion, reserved for this purpose.
The Company repurchased shares pursuant to the Second SRP at $24.17 per share, which is equal to the most recently published Estimated Per-Share NAV as determined by the Company's board of directors on May 14, 2015. Purchases under the Second SRP by the Company were limited in any calendar quarter to 1.25% of the product of (i) the Company's most recently published Estimated Per-Share NAV and (ii) the number of shares outstanding as of the last day of the previous calendar quarter. Under the Second SRP, the Company would generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the quarter during which the repurchase request was made.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Subject to certain limitations as set forth in the Second SRP, on November 6, 2015 (the "Special Share Repurchase Date"), the Company repurchased shares validly submitted for repurchase after October 12, 2015 and on or prior to October 23, 2015. Repurchases on the Special Share Repurchase Date were limited to 1.25% of the product of (i) $24.17, the Company's most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015.
In January 2016, the Company's board of directors unanimously approved an amended and restated share repurchase program (the "Current SRP"), effective February 28, 2016, which supersedes and replaces the Second SRP. The Current SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below. The Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the Current SRP, the repurchase price per share for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Under the Current SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the Current SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose.
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the Company's share repurchase programs cumulatively through December 31, 2015:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of January 22, 2013 (date of inception)	—	$—
Period from January 22, 2013 (date of inception) to December 31, 2013	8,082	24.98
Year ended December 31, 2014	295,825	23.99
Year ended December 31, 2015	1,769,738	24.13
Cumulative repurchases as of December 31, 2015 (1)	2,073,645	$24.12
____________________
(1) As permitted under the Second SRP, in January 2016, the Company's board of directors authorized, with respect to repurchase requests received during the quarter ended December 31, 2015 (exclusive of any shares requested for repurchase on the Special Share Repurchase Date), the repurchase of shares validly submitted equal to 1.00% of the product of (i) $24.17, the Company's most recently published Estimated Per-Share NAV, and (ii) 66,456,430, the number of shares outstanding as of September 30, 2015, representing less than all the shares validly submitted for repurchase during the quarter ended December 31, 2015 (exclusive of any shares requested for redemption on the Special Share Repurchase Date). Accordingly, 664,564 shares at a weighted average repurchase price of $24.17 per share (including all shares submitted for death and disability) were approved for repurchase and completed in February 2016. This $16.1 million liability is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2015. A total of 4,063,415 shares were requested for repurchase during the year ended December 31, 2015, of which 2,298,905 share requests were not approved for repurchase and thus not fulfilled.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock. In connection with the potential Listing, pursuant to the terms of the DRIP, on April 15, 2015, the Company's board of directors approved an amendment to the DRIP (the "DRIP Amendment") that enables the Company to suspend the DRIP. Subsequently, pursuant to the DRIP as amended by the DRIP Amendment, the Company's board of directors approved the suspension of the DRIP, effective immediately following the payment of the Company's June 2015 monthly distribution. Accordingly, the final issuance of shares of common stock pursuant to the DRIP prior to the suspension of the DRIP occurred in connection with the Company's June 2015 distribution, paid on July 1, 2015. The Company may reinstate the DRIP in the future. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP.  Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions were declared. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014 through the suspension of the DRIP, the Company offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. During the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, the Company issued pursuant to the DRIP 1.5 million, 2.6 million and 0.9 million shares of common stock with a value of $34.8 million, $61.0 million and $20.4 million, respectively, and a par value per share of $0.01.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2016	$895
2017	900
2018	882
2019	882
2020	653
Thereafter	4,873
$9,085
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2015, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
2016	$—
2017	2,450
2018	—
2019	—
2020	—
Thereafter	—
$2,450
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Note 12 — Related Party Transactions and Arrangements
As of December 31, 2015 and 2014, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 units of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Fees Paid in Connection with the IPO
The Former Dealer Manager was entitled to receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Former Dealer Manager received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Year Ended December 31,			Period from January 22, 2013 (date of inception) to December 31, 2013	Payable (Receivable) as of December 31,
(In thousands)	2015	2014			2015	2014
Total commissions and fees from the Former Dealer Manager	$—	$(3)	(1)	$143,009	$—	$(13)	(1)
_________________________________

(1)
During the year ended December 31, 2014, the Company incurred reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

The Advisor and its affiliates received fees and expense reimbursements for services relating to the IPO. The Company utilized transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs related to the IPO incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred from and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Year Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013	Payable as of December 31,
(In thousands)	2015	2014		2015	2014
Fees and expense reimbursements from the Advisor and Former Dealer Manager	$—	$(253)	$30,482	$—	$—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Fees Paid in Connection With the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company's Articles of Amendment and Restatement, which were approved by the Company's stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement is 20 years beginning on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or "insourced expenses." These insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of December 31, 2015, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable may not exceed 4.5% of the Company's total portfolio contract purchase price or 4.5% of the amount advanced for the Company's total portfolio of loans or other investments. As of December 31, 2015, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
Additionally, prior to January 16, 2016, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.
The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016.
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP, is a party, as a result of which OP Units or the Company's common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees) and, as of the Initial NAV Pricing Date, to Estimated Per-Share NAV. On April 15, 2015, the Company's board of directors approved an amendment (the "Amendment") to the Original A&R Advisory Agreement, which, among other things, provided that, effective as of April 15, 2015 until July 20, 2015:

(i)
for any period commencing on or after April 1, 2015, the Company paid the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the Original A&R Advisory Agreement) equal to 0.75% per annum of the Cost of Assets (as defined in the Original A&R Advisory Agreement);

(ii)	such Asset Management Fee was payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment determined in the sole discretion of the Advisor; and

(iii)	the Company will not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
As of December 31, 2015, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of December 31, 2015, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the year ended December 31, 2015. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Effective July 20, 2015, the Second A&R Advisory Agreement, as amended, requires the Company to pay the Advisor a base management fee. The fixed portion of the base management fee, which is equal to $1.5 million per month, is payable on the first business day of each month, while the variable portion of the base management fee, which is equal to 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing, is payable quarterly in arrears.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the year ended December 31, 2015.
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company entered into arrangements in which the investment banking division of the Former Dealer Manager received a transaction fee of 0.25% of the Transaction Value for certain portfolio acquisition transactions. Pursuant to such arrangements, "Transaction Value" was defined as (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. These transaction fees of $4.4 million were included in acquisition and transaction related expense on the consolidated statement for operations and comprehensive loss for the period from January 22, 2013 (date of inception) to December 31, 2013.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the year ended December 31, 2015, the Company incurred $1.2 million of reimbursement expenses from the Advisor for providing administrative services, which is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. No reimbursement expenses were incurred from the Advisor for providing administrative services during the year ended December 31, 2014 or the period from January 22, 2013 (date of inception) to December 31, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. The advisor absorbed $0.1 million of general and administrative costs during the period from January 22, 2013 (date of inception) to December 31, 2013. No such fees were forgiven or costs were absorbed by the Advisor during the years ended December 31, 2015 and 2014.
The predecessor to the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by the Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Year Ended December 31,					Period from January 22, 2013 (date of inception) to December 31, 2013		Payable as of December 31,
	2015			2014
(In thousands)	Incurred		Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,330	(1)	$—	$10,578	$—	$13,126	$—	$—	$—
Financing coordination fees (2)	5,850		—	5,678	—	3,479	—	—	—
Transaction fees	—		—	—	—	4,423	—	—	—
Ongoing fees:
Asset management fees	13,009		—	—	—	—	—	—	—
Professional fees and other reimbursements (3)	4,020		—	2,364	—	—	—	541	753
Strategic advisory fees (3)	—		—	—	—	920	—	—	—
Distributions on Class B Units (3)	1,573		—	602	—	18	—	—	—
Total related party operation fees and reimbursements	$25,782		$—	$19,222	$—	$21,966	$—	$541	$753
_______________________________

(1)
Acquisition fees and expenses from related parties of $0.9 million have been recognized in acquisition and transaction related expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. In addition, over the same period, the Company capitalized $0.4 million of acquisition expenses to the Company's consolidated balance sheet, which are being amortized over the life of each investment using the effective interest method. No acquisition expenses were capitalized during the year ended December 31, 2014 or period from January 22, 2013 (date of inception) to December 31, 2013.

(2)
These fees are initially capitalized to deferred costs, net on the consolidated balance sheets and subsequently amortized over the life of the respective instrument to interest expense on the consolidated statements of operations and comprehensive (loss) income.

(3)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.
Fees Incurred in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In connection with the Listing, the Company, as the general partner of the OP, would cause the OP to issue a note (the "Listing Note") to the Special Limited Partner to evidence the OP's obligation to distribute to the Special Limited Partner an aggregate amount (the "Listing Amount") equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the "market value" (as defined in the Listing Note) of the Company's common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total raised in the Company's initial public offering ("IPO") and under the Company's distribution reinvestment plan ("DRIP") prior to the Listing ("Gross Proceeds") plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of common stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the gross proceeds.

The "market value" used to calculate the Listing Amount will not be determinable until the end of a measurement period, the period of 30 consecutive trading days, commencing on the 180th day following the Listing, unless another liquidity event, such as a merger, occurs prior to the end of the measurement period. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Special Limited Partner will have the right to receive distributions of "Net Sales Proceeds," as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Special Limited Partner interest into OP Units. OP Units are convertible into shares of the Company's common stock in accordance with the terms governing conversion of OP Units into shares of common stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP by the Company, as general partner of its OP, with the limited partners party thereto (the "Second A&R OP Agreement"), which will be entered into at Listing.
On April 29, 2015, the board of directors authorized the execution, in conjunction with the potential Listing, the Second A&R OP Agreement to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units ("LTIP Units") as a new class of units of limited partnership in the OP to the existing common units ("OP Units"). The Company may at any time cause the OP to issue LTIP Units pursuant to an outperformance agreement. On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement to be entered into with the Company, the OP and the Advisor in connection with the Listing.
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Former Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay and has paid $3.0 million pursuant to this agreement. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of said $3.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive (loss) income. No such fees were incurred during the year ended December 31, 2015 or the period from January 22, 2013 (date of inception) to December 31, 2013.
In May 2014, the Company entered into an information agent and advisory services agreement with the Former Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Former Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay and has paid $1.9 million in the aggregate pursuant to this agreement. During the years ended December 31, 2015 and 2014, the Company incurred expenses for services provided pursuant to this agreement of $0.7 million and $1.2 million, respectively, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive (loss) income. No such fees were incurred during the period from January 22, 2013 (date of inception) to December 31, 2013.
The investment banking and capital markets division of the Former Dealer Manager provided the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Former Dealer Manager would receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Former Dealer Manager would receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Former Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. During the year ended December 31, 2014, the Company incurred expenses for services provided pursuant to this agreement of $1.0 million, which is included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income for the year ended December 31, 2014. No such fees were incurred during the year ended December 31, 2015 or the period from January 22, 2013 (date of inception) to December 31, 2013.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2015 and 2014 or the period from January 22, 2013 (date of inception) to December 31, 2013.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting and legal services, human resources and information technology.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 14 — Share-Based Compensation
Restricted Share Plan
The Company had an employee and director incentive restricted share plan (the "Original RSP"), which provided for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provided the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the Original RSP could not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event could not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
On April 29, 2015, the board of directors adopted an Amended and Restated RSP (the "A&R RSP") that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

•
it increases the number of shares of Company capital stock, par value $0.01 per share (the "Capital Stock"), available for awards thereunder from 5.0% of the Company's outstanding shares of Capital Stock on a fully diluted basis at any time, not exceed 3.4 million shares of Capital Stock, to 10.0% of the Company's outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table reflects restricted share award activity for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 22, 2013 (date of inception)	—	$—
Granted	5,333	22.50
Vested	(1,333)	22.50
Unvested, December 31, 2013	4,000	22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeited	(2,400)	22.50
Unvested, December 31, 2014	4,799	22.50
Granted	6,240	24.04
Vested	(1,067)	22.50
Forfeited	(2,517)	23.83
Unvested, December 31, 2015	7,455	$23.34
As of December 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's Original RSP. That cost is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $50,000, $21,000 and $44,000 for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive (loss) income.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013
(Dollar amounts in thousands)	2015	2014
Value of shares issued in lieu of cash	$—	$—	$93
Shares issued in lieu of cash	—	—	4,114
Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31,		Period from January 22, 2013 (date of inception) to December 31, 2013
	2015	2014
Net loss (in thousands)	$(21,117)	$(1,997)	$(20,797)
Basic and diluted weighted-average shares outstanding	66,028,245	64,333,260	28,954,769
Basic and diluted net loss per share	$(0.32)	$(0.03)	$(0.72)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock and OP Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	December 31,
	2015	2014	2013
Unvested restricted stock (1)	6,349	5,221	3,325
OP Units	90	90	90
Class B Units (2)	953,086	364,786	12,173
Total common stock equivalents	959,525	370,097	15,588
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 7,455, 4,799 and 4,000 shares of unvested restricted stock outstanding as of December 31, 2015, 2014 and 2013, respectively.

(2)
Weighted-average number of issued and unvested Class B Units for the periods outstanding. As of December 31, 2015, 2014 and 2013, there were 1,052,420, 703,796 and 75,430 Class B Units outstanding, respectively.

Note 16 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Quarters Ended
(In thousands, except share and per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$42,866	$43,269	$44,051	$44,312
Basic net income (loss)	$4,901	$(1,624)	$(11,428)	$(12,966)
Adjustments to net income (loss) for common share equivalents	(116)	—	—	—
Diluted net income (loss)	4,785	(1,624)	(11,428)	(12,966)

Basic weighted-average shares outstanding	65,672,016	66,045,785	66,450,057	65,937,566
Basic net income (loss) per share	$0.07	$(0.02)	$(0.17)	$(0.20)
Diluted weighted-average shares outstanding	65,677,204	66,045,785	66,450,057	65,937,566
Diluted net income (loss) per share	$0.07	$(0.02)	$(0.17)	$(0.20)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	Quarters Ended (1)
(In thousands, except share and per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$30,124	$42,076	$43,222	$42,958
Basic net (loss) income	$(9,569)	$1,127	$1,610	$4,835
Adjustments to net (loss) income for common share equivalents	—	(156)	(98)	(92)
Diluted net income (loss)	$(9,569)	$971	$1,512	$4,743

Basic weighted-average shares outstanding	62,693,554	64,018,318	64,654,279	65,243,247
Basic net (loss) income per share	$(0.15)	$0.02	$0.02	$0.07
Diluted weighted-average shares outstanding	62,693,554	64,023,762	64,661,074	65,248,137
Diluted net (loss) income per share	$(0.15)	$0.02	$0.02	$0.07
______________________________

(1)
The aforementioned unaudited quarterly financial information has been revised to reflect certain adjustments and final purchase price allocations to previously reported quarterly information associated with acquisitions completed during 2014. As a result, amortization and accretion of above-market lease assets and below-market lease liabilities decreased total revenue by $0.1 million, $0.4 million and $0.4 million for the three months ended March 31, June 30 and September 30, 2014, respectively. Additionally, the Company decreased depreciation and amortization expense by $1.2 million, $3.4 million and $3.7 million, for the three months ended March 31, June 30 and September 30, 2014, respectively.

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
Sponsor Transaction
In January 2016, AR Global Investments, LLC became the successor business to AR Capital, LLC and became the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with the Sponsor.
American National Stock Transfer, LLC Termination
On February 10, 2016, the Sponsor received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016.
On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Amended and Restated SRP
In January 2016, the Company's board of directors unanimously approved the Current SRP, effective February 28, 2016, which supersedes and replaces the Second SRP. Under the Current SRP, the Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the Current SRP, the repurchase price per share for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Under the Current SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the Current SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose.
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2016 to March 15, 2016:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)
Total portfolio as of December 31, 2015	463	$2,169,308
Acquisitions	4	34,410
Total portfolio as of March 15, 2016	467	$2,203,718
____________________
(1) Contract purchase price, excluding acquisition related costs.
Sales of Commercial Mortgage Loans
In January 2016, the Company sold two of its commercial mortgage loans, both of which were held for sale as of December 31, 2015, for $56.9 million.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Dollar General I	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$121
Dollar General I	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	123
Walgreens I	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	452
Dollar General II	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	—	1,072	136
Dollar General II	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	122
AutoZone I	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	174
Dollar General III	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	123
Dollar General III	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	128
Dollar General III	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	125
Dollar General III	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	128
Dollar General III	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	115
BSFS I	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	255
Dollar General IV	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	95
Dollar General IV	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	96
Tractor Supply I	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	371
Dollar General V	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	179
Mattress Firm I	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	168
Family Dollar I	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	97
Food Lion I	Charlotte	NC	8/19/2013	—	(1)	3,132	4,697	—	—	7,829	540
Lowe's I	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	926
Lowe's I	Fayetteville	NC	8/19/2013	—		—	6,422	—	—	6,422	706
Lowe's I	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	1,130
Lowe's I	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	1,203
O'Reilly Auto Parts I	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	100
Lowe's I	Aiken	SC	8/21/2013	—	(1)	1,764	7,056	—	—	8,820	775
Family Dollar II	Danville	AR	8/22/2013	—	(1)	170	679	—	—	849	89
Dollar General VI	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	116
Dollar General VII	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	130
Walgreens II	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	353
Family Dollar III	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	108
Chili's I	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	286
Chili's I	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	312
CVS I	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	264
Joe's Crab Shack I	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	435
Joe's Crab Shack I	Houston	TX	8/30/2013	—	(1)	1,169	2,171	—	—	3,340	357

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Tire Kingdom I	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	175
AutoZone II	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	112
Dollar General VIII	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	137
Family Dollar IV	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	90
Fresenius I	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	186
Dollar General IX	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	95
Advance Auto I	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	85
Arby's I	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	231
CVS II	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	305
Walgreens III	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	553
Walgreens IV	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	269
American Express Travel Related Services I	Salt Lake City	UT	9/24/2013	—	(1)	4,150	32,789	—	—	36,939	5,782
American Express Travel Related Services I	Greensboro	NC	9/24/2013	—	(1)	1,620	41,401	—	—	43,021	6,764
AmeriCold I	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	3,303
AmeriCold I	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	778
AmeriCold I	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	3,647
AmeriCold I	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	1,899
AmeriCold I	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	1,995
AmeriCold I	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	971
AmeriCold I	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	2,449
AmeriCold I	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	1,639
AmeriCold I	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	2,491
Dollar General X	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	130
Home Depot I	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	3,235
Home Depot I	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	3,567
L.A. Fitness I	Houston	TX	9/24/2013	—	(1)	2,540	8,379	—	—	10,919	941
National Tire & Battery I	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	75
New Breed Logistics I	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	2,631
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	2,190	5,666	—	—	7,856	583
SunTrust Bank I	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	285
SunTrust Bank I	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	345
SunTrust Bank I	Brooksville	FL	9/24/2013	—	(1)	360	127	—	—	487	15
SunTrust Bank I	West Palm Beach	FL	9/24/2013	—	(1)	520	2,264	—	—	2,784	273

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	370
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	251
SunTrust Bank I	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	—	—	2,154	173
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	139
SunTrust Bank I	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	122
SunTrust Bank I	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	172
SunTrust Bank I	Landover	MD	9/24/2013	—	(1)	630	1,310	—	—	1,940	158
SunTrust Bank I	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	101
SunTrust Bank I	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	70
SunTrust Bank I	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	73
SunTrust Bank I	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	105
SunTrust Bank I	Fountain Inn	SC	9/24/2013	—	(1)	290	1,086	—	—	1,376	131
SunTrust Bank I	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	80
SunTrust Bank I	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	142
SunTrust Bank I	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	94
SunTrust Bank I	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	154
SunTrust Bank I	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	62
SunTrust Bank I	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	44
SunTrust Bank I	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	114
SunTrust Bank I	Brunswick	GA	9/24/2013	—	(1)	80	249	—	—	329	30
SunTrust Bank I	Burlington	NC	9/24/2013	—	(1)	200	497	—	—	697	60
SunTrust Bank I	Pittsboro	NC	9/24/2013	—	(1)	100	304	—	—	404	37
SunTrust Bank I	Dunwoody	GA	9/24/2013	—	(1)	460	2,714	—	—	3,174	327
SunTrust Bank I	Athens	GA	9/24/2013	—	(1)	610	1,662	—	—	2,272	200
SunTrust Bank I	Spencer	NC	9/24/2013	—	(1)	280	717	—	—	997	86
SunTrust Bank I	Cleveland	TN	9/24/2013	—	(1)	170	461	—	—	631	56
SunTrust Bank I	Nassawadox	VA	9/24/2013	—	(1)	70	484	—	—	554	58
Circle K I	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	66
Circle K I	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	98
Circle K I	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	104
Circle K I	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	216
Circle K I	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	74
Circle K I	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	75
Circle K I	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	64
Circle K I	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	105

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	103
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	60
Circle K I	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	143
Circle K I	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	66
Circle K I	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	101
Circle K I	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	236
Circle K I	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	124
Circle K I	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	153
Circle K I	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	94
Circle K I	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	89
Circle K I	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	68
Walgreens V	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	524
Walgreens VI	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	377
1st Constitution Bancorp I	Hightstown	NJ	9/30/2013	—	(1)	253	1,431	—	—	1,684	177
American Tire Distributors I	Chattanooga	TN	9/30/2013	—	(1)	382	7,249	—	—	7,631	1,047
FedEx Ground I	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	354
Krystal I	Jacksonville	FL	9/30/2013	—	(1)	547	821	—	—	1,368	127
Krystal I	Columbus	GA	9/30/2013	—	(1)	136	1,220	—	—	1,356	204
Krystal I	Ft. Oglethorpe	GA	9/30/2013	—	(1)	185	1,051	—	—	1,236	162
Krystal I	Chattanooga	TN	9/30/2013	—	(1)	292	877	—	—	1,169	136
Krystal I	Cleveland	TN	9/30/2013	—	(1)	211	1,197	—	—	1,408	186
Krystal I	Madison	TN	9/30/2013	—	(1)	427	640	—	—	1,067	99
Merrill Lynch, Pierce, Fenner & Smith I	Hopewell	NJ	9/30/2013	—		1,854	40,257	—	—	42,111	5,127
Merrill Lynch, Pierce, Fenner & Smith I	Hopewell	NJ	9/30/2013	—		651	14,125	—	—	14,776	1,799
Merrill Lynch, Pierce, Fenner & Smith I	Hopewell	NJ	9/30/2013	—		3,619	78,581	—	—	82,200	9,921
O'Charley's I	Lexington	KY	9/30/2013	—	(1)	675	1,574	—	—	2,249	151
O'Charley's I	Conyers	GA	9/30/2013	—	(1)	315	1,784	—	—	2,099	335
O'Charley's I	Southaven	MS	9/30/2013	—	(1)	756	1,405	—	—	2,161	246
O'Charley's I	Daphne	AL	9/30/2013	—	(1)	225	2,026	—	—	2,251	202
O'Charley's I	Kennesaw	GA	9/30/2013	—	(1)	225	2,022	—	—	2,247	203
O'Charley's I	Springfield	OH	9/30/2013	—	(1)	329	1,864	—	—	2,193	235
O'Charley's I	Murfreesboro	TN	9/30/2013	—	(1)	775	1,439	—	—	2,214	176
O'Charley's I	Mcdonough	GA	9/30/2013	—	(1)	322	1,823	—	—	2,145	301

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (7) (8)
O'Charley's I	Simpsonville	SC	9/30/2013	—	(1)	440	1,760	—	—	2,200		221
O'Charley's I	Grove City	OH	9/30/2013	—	(1)	436	1,745	—	—	2,181		245
O'Charley's I	Clarksville	TN	9/30/2013	—	(1)	858	1,287	—	—	2,145		218
O'Charley's I	Champaign	IL	9/30/2013	—	(1)	330	1,872	—	—	2,202		230
O'Charley's I	Columbus	OH	9/30/2013	—	(1)	329	1,862	—	—	2,191		243
O'Charley's I	Foley	AL	9/30/2013	—	(1)	331	1,875	—	—	2,206		237
O'Charley's I	Corydon	IN	9/30/2013	—	(1)	330	1,870	—	—	2,200		233
O'Charley's I	Salisbury	NC	9/30/2013	—	(1)	671	1,567	—	—	2,238		162
O'Charley's I	Carrollton	GA	9/30/2013	—	(1)	672	1,568	—	—	2,240		169
O'Charley's I	Lake Charles	LA	9/30/2013	—	(1)	948	1,159	—	—	2,107		217
O'Charley's I	Hattiesburg	MS	9/30/2013	—	(1)	433	1,731	—	—	2,164		262
O'Charley's I	Greenfield	IN	9/30/2013	—	(1)	665	1,552	—	—	2,217		188
Walgreens VII	Monroe	MI	9/30/2013	—	(1)	1,212	2,827	—	—	4,039		362
Walgreens VII	St Louis	MO	9/30/2013	—	(1)	955	2,228	—	—	3,183		284
Walgreens VII	Rockledge	FL	9/30/2013	—	(1)	1,093	2,030	—	—	3,123		261
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	503	1,510	—	—	2,013		192
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	596	1,391	—	—	1,987		177
Walgreens VII	Alton	IL	9/30/2013	—	(1)	1,216	3,649	—	—	4,865		469
Walgreens VII	Springfield	IL	9/30/2013	—	(1)	1,386	3,235	—	—	4,621		415
Walgreens VII	Washington	IL	9/30/2013	—	(1)	1,014	3,041	—	—	4,055		391
Walgreens VII	Bloomington	IL	9/30/2013	—	(1)	1,649	3,848	—	—	5,497		494
Walgreens VII	Mahomet	IL	9/30/2013	—	(1)	1,506	2,796	—	—	4,302		359
Tractor Supply II	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362		124
National Tire & Battery II	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742		227
United Healthcare I	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,790	54,998	—	—	51,370	(9)	2,851
Tractor Supply III	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480		231
Mattress Firm II	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943		92
Dollar General XI	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961		94
Academy Sports I	Cape Girardeau	MO	10/29/2013	—	(1)	384	7,292	—	—	7,676		760
Talecris Plasma Resources I	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863		262
Amazon I	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432		894
Fresenius II	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469		230
Fresenius II	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301		199
Dollar General XII	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933		108
Advance Auto II	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833		212

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Advance Auto II	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	127
Dollar General XIII	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	106
FedEx Ground II	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	553
Burger King I	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	96
Burger King I	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	57
Burger King I	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	28
Burger King I	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	57
Burger King I	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	112
Burger King I	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	38
Burger King I	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	125
Burger King I	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	73
Burger King I	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	35
Burger King I	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	150
Burger King I	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	91
Burger King I	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	112
Burger King I	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	60
Burger King I	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	90
Burger King I	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	128
Burger King I	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	103
Burger King I	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	118
Burger King I	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	152
Burger King I	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	119
Burger King I	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	101
Burger King I	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	94
Burger King I	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	146
Burger King I	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	106
Burger King I	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	116
Burger King I	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	102
Burger King I	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	141
Burger King I	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	169
Burger King I	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	96
Burger King I	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	102
Burger King I	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	87
Burger King I	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	120
Burger King I	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	182

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements			Accumulated Depreciation (7) (8)
Burger King I	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314		110
Burger King I	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201		108
Burger King I	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861		201
Burger King I	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471		159
Burger King I	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851		178
Burger King I	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976		76
Burger King I	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851		167
Burger King I	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212		199
Burger King I	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452		105
Dollar General XIV	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226		122
Dollar General XIV	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149		101
Dollar General XIV	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914		91
Dollar General XV	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144		114
Mattress Firm I	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848		195
FedEx Ground III	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693		399
Dollar General XVI	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867		96
Family Dollar V	Carrollton	MO	11/27/2013	—	(1)	37	713	—	—	750		83
Walgreens VIII	Bettendorf	IA	12/6/2013	—	(1)	1,398	3,261	—	—	4,659		408
CVS III	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980		317
Family Dollar VI	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668		66
Mattress Firm III	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691		171
Arby's II	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173		117
Family Dollar VI	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972		87
SAAB Sensis I	Syracuse	NY	12/23/2013	8,190		1,731	15,580	—	—	15,086	(9)	714
Citizens Bank I	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961		147
Citizens Bank I	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769		133
Citizens Bank I	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058		180
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153		287
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749		250
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210		310
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939		166
Citizens Bank I	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835		128
Citizens Bank I	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846		206
Walgreens IX	Waterford	MI	1/3/2014	—	(1)	514	4,531	—	—	5,045		239
SunTrust Bank II	Lakeland	FL	1/8/2014	—	(2)	590	705	—	—	1,295		48

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank II	Pensacola	FL	1/8/2014	—	(2)	513	297	—	—	810	21
SunTrust Bank II	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	71
SunTrust Bank II	Vero Beach	FL	1/8/2014	—	(2)	825	2,682	—	—	3,507	149
SunTrust Bank II	Osprey	FL	1/8/2014	—	(2)	450	2,086	—	—	2,536	131
SunTrust Bank II	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	65
SunTrust Bank II	Miami	FL	1/8/2014	—	(2)	3,187	3,224	—	—	6,411	182
SunTrust Bank II	Winter Park	FL	1/8/2014	—	(2)	2,264	1,079	—	—	3,343	68
SunTrust Bank II	Fruitland Park	FL	1/8/2014	—	(2)	305	785	—	—	1,090	50
SunTrust Bank II	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	191
SunTrust Bank II	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	113
SunTrust Bank II	Norcross	GA	1/8/2014	—	(2)	660	252	—	—	912	17
SunTrust Bank II	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	44
SunTrust Bank II	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	119
SunTrust Bank II	Atlanta	GA	1/8/2014	—	(2)	1,071	2,293	—	—	3,364	131
SunTrust Bank II	Kennesaw	GA	1/8/2014	—	(2)	930	1,727	—	—	2,657	101
SunTrust Bank II	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	27
SunTrust Bank II	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	68
SunTrust Bank II	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	15
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	650	712	—	—	1,362	47
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	326	633	—	—	959	37
SunTrust Bank II	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	22
SunTrust Bank II	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	46
SunTrust Bank II	Nashville	TN	1/8/2014	—	(2)	890	504	—	—	1,394	35
SunTrust Bank II	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	33
SunTrust Bank II	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	31
SunTrust Bank II	Fredericksburg	VA	1/8/2014	—	(2)	1,623	446	—	—	2,069	31
SunTrust Bank II	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	74
SunTrust Bank II	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	42
SunTrust Bank II	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	64

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Mattress Firm IV	Meridian	ID	1/9/2014	—	(1)	691	1,193	—	—	1,884	71
Dollar General XII	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	67
FedEx Ground IV	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	240
Mattress Firm V	Florence	AL	1/28/2014	—	(1)	299	1,478	—	—	1,777	84
Mattress Firm I	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	68
Family Dollar VII	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	31
Aaron's I	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	38
AutoZone III	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	48
C&S Wholesale Grocer I	Westfield	MA	2/21/2014	29,500		12,050	29,727	—	—	41,777	1,771
C&S Wholesale Grocer I	Hatfield (North)	MA	2/21/2014	20,280		1,951	27,528	—	—	29,479	1,627
C&S Wholesale Grocer I	Hatfield (South)	MA	2/21/2014	10,000		1,420	14,169	—	—	15,589	677
C&S Wholesale Grocer I	Aberdeen	MD	2/21/2014	22,533		3,615	27,684	—	—	31,299	1,297
C&S Wholesale Grocer I	Birmingham	AL	2/21/2014	—	(1)	4,951	36,894	—	—	41,845	1,737
Advance Auto III	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	57
Family Dollar VIII	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	48
Family Dollar VIII	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	40
Family Dollar VIII	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	40
Dollar General XVII	Tullos	LA	3/5/2014	—	(1)	114	736	—	—	850	41
SunTrust Bank III	Killen	AL	3/10/2014	—	(3)	91	637	—	—	728	39
SunTrust Bank III	Muscle Shoals	AL	3/10/2014	—	(3)	242	1,480	—	—	1,722	87
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	50
SunTrust Bank III	Vero Beach	FL	3/10/2014	—	(3)	675	483	—	—	1,158	31
SunTrust Bank III	Fort Meade	FL	3/10/2014	—	(3)	175	2,375	—	—	2,550	121
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	99
SunTrust Bank III	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	43
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	110
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	47
SunTrust Bank III	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	87
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	955	1,329	—	—	2,284	73
SunTrust Bank III	Hobe Sound	FL	3/10/2014	—	(3)	442	1,521	—	—	1,963	80
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	996	872	—	—	1,868	52
SunTrust Bank III	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	99
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	376	1,379	—	—	1,755	76
SunTrust Bank III	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	75
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	24

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	61
SunTrust Bank III	Boca Raton	FL	3/10/2014	—	(3)	1,617	690	—	—	2,307	39
SunTrust Bank III	Tamarac	FL	3/10/2014	—	(3)	997	1,241	—	—	2,238	68
SunTrust Bank III	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	103
SunTrust Bank III	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	100
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	89
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	89
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	76
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	115
SunTrust Bank III	Brooksville	FL	3/10/2014	—	(3)	460	954	—	—	1,414	55
SunTrust Bank III	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	136
SunTrust Bank III	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	89
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	102
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	63
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	874	1,922	—	—	2,796	100
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	56
SunTrust Bank III	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	126
SunTrust Bank III	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	61
SunTrust Bank III	New Smyrna Beach	FL	3/10/2014	—	(3)	244	1,245	—	—	1,489	67
SunTrust Bank III	New Port Richey	FL	3/10/2014	—	(3)	602	1,104	—	—	1,706	60
SunTrust Bank III	Tampa	FL	3/10/2014	—	(3)	356	1,042	—	—	1,398	66
SunTrust Bank III	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	100
SunTrust Bank III	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	98
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	211	1,237	—	—	1,448	67
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	237
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	84
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	2,469	1,716	—	—	4,185	87
SunTrust Bank III	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	28
SunTrust Bank III	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	41
SunTrust Bank III	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	31
SunTrust Bank III	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	121
SunTrust Bank III	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	43
SunTrust Bank III	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	68
SunTrust Bank III	Morrow	GA	3/10/2014	—	(3)	400	1,759	—	—	2,159	90
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	67

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	103
SunTrust Bank III	Thomson	GA	3/10/2014	—	(3)	91	719	—	—	810	43
SunTrust Bank III	Evans	GA	3/10/2014	—	(3)	969	2,103	—	—	3,072	119
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	59
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	59
SunTrust Bank III	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	46
SunTrust Bank III	Albany	GA	3/10/2014	—	(3)	260	531	—	—	791	40
SunTrust Bank III	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	47
SunTrust Bank III	Brunswick	GA	3/10/2014	—	(3)	384	888	—	—	1,272	50
SunTrust Bank III	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	39
SunTrust Bank III	Cartersville	GA	3/10/2014	—	(3)	658	1,734	—	—	2,392	90
SunTrust Bank III	Annapolis	MD	3/10/2014	—	(3)	3,331	1,655	—	—	4,986	76
SunTrust Bank III	Glen Burnie	MD	3/10/2014	—	(3)	2,307	1,236	—	—	3,543	61
SunTrust Bank III	Cambridge	MD	3/10/2014	—	(3)	1,130	1,265	—	—	2,395	60
SunTrust Bank III	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	27
SunTrust Bank III	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	44
SunTrust Bank III	Bessemer City	NC	3/10/2014	—	(3)	212	588	—	—	800	32
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	529	650	—	—	1,179	34
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	563	750	—	—	1,313	44
SunTrust Bank III	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	37
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	39
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	33
SunTrust Bank III	Greensboro	NC	3/10/2014	—	(3)	488	794	—	—	1,282	46
SunTrust Bank III	Harrisburg	NC	3/10/2014	—	(3)	151	389	—	—	540	25
SunTrust Bank III	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	51
SunTrust Bank III	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	196
SunTrust Bank III	Lexington	NC	3/10/2014	—	(3)	129	266	—	—	395	22
SunTrust Bank III	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	46
SunTrust Bank III	Oxford	NC	3/10/2014	—	(3)	530	1,727	—	—	2,257	86
SunTrust Bank III	Rural Hall	NC	3/10/2014	—	(3)	158	193	—	—	351	13
SunTrust Bank III	Stanley	NC	3/10/2014	—	(3)	183	398	—	—	581	27
SunTrust Bank III	Sylva	NC	3/10/2014	—	(3)	51	524	—	—	575	24
SunTrust Bank III	Walnut Cove	NC	3/10/2014	—	(3)	212	690	—	—	902	35
SunTrust Bank III	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	29
SunTrust Bank III	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	40

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	47
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	38
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	58
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	109
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	204	740	—	—	944	37
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	96
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	104
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	81
SunTrust Bank III	Smyrna	TN	3/10/2014	—	(3)	501	767	—	—	1,268	46
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	42
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	262	182	—	—	444	14
SunTrust Bank III	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	32
SunTrust Bank III	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	37
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	42
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	18
SunTrust Bank III	Kingsport	TN	3/10/2014	—	(3)	162	260	—	—	422	16
SunTrust Bank III	Loudon	TN	3/10/2014	—	(3)	331	541	—	—	872	29
SunTrust Bank III	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	33
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	20
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	14
SunTrust Bank III	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	56
SunTrust Bank III	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	23
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	39
SunTrust Bank III	Radford	VA	3/10/2014	—	(3)	137	203	—	—	340	12
SunTrust Bank III	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	35
SunTrust Bank III	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	64
SunTrust Bank III	Accomac	VA	3/10/2014	—	(3)	149	128	—	—	277	7
SunTrust Bank III	Painter	VA	3/10/2014	—	(3)	89	259	—	—	348	16
SunTrust Bank III	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	89
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	64
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	97
SunTrust Bank III	Bethesda	MD	3/10/2014	—	(3)	7,460	2,822	—	—	10,282	130
SunTrust Bank III	Raleigh	NC	3/10/2014	—	(3)	629	1,581	—	—	2,210	76
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	—	—	10,582	447
SunTrust Bank IV	Lake Mary	FL	3/10/2014	—	(4)	1,911	2,849	—	—	4,760	146

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
SunTrust Bank IV	Bayonet Point	FL	3/10/2014	—	(4)	528	1,172	—	—	1,700	63
SunTrust Bank IV	Marianna	FL	3/10/2014	—	(4)	134	3,069	—	—	3,203	146
SunTrust Bank IV	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	108
SunTrust Bank IV	Deltona	FL	3/10/2014	—	(4)	631	1,512	—	—	2,143	86
SunTrust Bank IV	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	128
SunTrust Bank IV	Pembroke Pines	FL	3/10/2014	—	(4)	1,688	548	—	—	2,236	36
SunTrust Bank IV	Palm Coast	FL	3/10/2014	—	(4)	447	1,548	—	—	1,995	84
SunTrust Bank IV	Clearwater	FL	3/10/2014	—	(4)	783	1,936	—	—	2,719	96
SunTrust Bank IV	Clearwater	FL	3/10/2014	—	(4)	353	1,863	—	—	2,216	97
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	67
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	559	750	—	—	1,309	51
SunTrust Bank IV	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	47
SunTrust Bank IV	Stone Mountain	GA	3/10/2014	—	(4)	461	475	—	—	936	26
SunTrust Bank IV	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	—	1,812	74
SunTrust Bank IV	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	30
SunTrust Bank IV	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	54
SunTrust Bank IV	Charlotte	NC	3/10/2014	—	(4)	651	444	—	—	1,095	30
SunTrust Bank IV	Creedmoor	NC	3/10/2014	—	(4)	306	789	—	—	1,095	43
SunTrust Bank IV	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	50
SunTrust Bank IV	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	24
SunTrust Bank IV	Roxboro	NC	3/10/2014	—	(4)	234	1,100	—	—	1,334	54
SunTrust Bank IV	Liberty	SC	3/10/2014	—	(4)	254	911	—	—	1,165	46
SunTrust Bank IV	Nashville	TN	3/10/2014	—	(4)	1,035	745	—	—	1,780	39
SunTrust Bank IV	Lebanon	TN	3/10/2014	—	(4)	851	1,102	—	—	1,953	59
SunTrust Bank IV	Johnson City	TN	3/10/2014	—	(4)	174	293	—	—	467	20
SunTrust Bank IV	Gloucester	VA	3/10/2014	—	(4)	154	2,281	—	—	2,435	115
SunTrust Bank IV	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	30
SunTrust Bank IV	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	79
SunTrust Bank IV	Douglas	GA	3/10/2014	—	(4)	73	1,248	—	—	1,321	63
Dollar General XVIII	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	39
Mattress Firm I	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	59
Sanofi US I	Bridgewater	NJ	3/20/2014	125,000		16,009	194,287	—	—	210,296	9,110
Dollar General XVII	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	41
Family Dollar IX	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	41
Mattress Firm I	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	63

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2015

(In thousands)						Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2015 (5) (6)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (7) (8)
Bi-Lo I	Greenville	SC	5/8/2014	—	(1)	1,504	4,770	—	—	6,274	227
Stop & Shop I	Bristol	RI	5/8/2014	7,849		2,860	10,010	—	—	12,870	464
Stop & Shop I	Cumberland	RI	5/8/2014	—	(1)	3,295	13,693	—	—	16,988	652
Stop & Shop I	Framingham	MA	5/8/2014	8,721		3,971	12,289	—	—	16,260	532
Stop & Shop I	Hyde Park	NY	5/8/2014	—	(1)	3,154	10,646	—	—	13,800	492
Stop & Shop I	Malden	MA	5/8/2014	11,957		4,418	15,195	—	—	19,613	655
Stop & Shop I	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	444
Stop & Shop I	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	600
Stop & Shop I	Swampscott	MA	5/8/2014	10,409		3,644	12,982	—	—	16,626	560
Dollar General XVII	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	37
Dollar General XIX	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	51
Dollar General XX	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	30
Dollar General XX	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	28
Dollar General XX	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	40
Dollar General XX	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	44
Dollar General XX	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	30
Dollar General XXI	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	56
Dollar General XXII	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	41
Encumbrances allocated based on notes below				799,209
Total				$1,053,648		$358,955	$1,549,787	$—	$—	$1,899,099	$141,594
  ___________________________________

(1)	These properties collateralize a multi-tenant mortgage loan, which had $649.5 million outstanding as of December 31, 2015.

(2)	These properties collateralize a mortgage note payable of $25.0 million as of December 31, 2015.

(3)	These properties collateralize a mortgage note payable of $99.7 million as of December 31, 2015.

(4)	These properties collateralize a mortgage note payable of $25.0 million as of December 31, 2015.

(5)	Acquired intangible lease assets allocated to individual properties in the amount of $319.0 million are not reflected in the table above.

(6)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $2.1 billion.

(7)	The accumulated depreciation column excludes $73.8 million of accumulated amortization associated with acquired intangible lease assets.

(8)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(9)
The gross amount of aggregate land and building and improvements carried at December 31, 2015 reflects the impact of final purchase price allocations, recorded as of December 31, 2014, which results in decreases from initial costs of aggregate land and building improvements at United Healthcare I and SAAB Sensis I of $7.4 million and $2.2 million, respectively.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part II
December 31, 2015

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015 and 2014 and the period from January 22, 2013 (date of inception) to December 31, 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from January 22, 2013 (date of inception) to December 31, 2013
(In thousands)
Real estate investments, at cost:
Balance at beginning of year	$1,899,099	$1,016,599	$—
Additions - acquisitions	—	882,500	1,016,599
Disposals	—	—	—
Balance at end of the year	$1,899,099	$1,899,099	$1,016,599

Accumulated depreciation:
Balance at beginning of year	$74,648	$12,077	$—
Depreciation expense	66,946	62,571	12,077
Disposals	—	—	—
Balance at end of the year	$141,594	$74,648	$12,077

AMERICAN FINANCE TRUST, INC.

Mortgage Loans on Real Estate
Schedule IV
December 31, 2015

(Dollar amounts in thousands)
Loan Type	Property Type	Par Value	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior	Student Housing — Multifamily	$17,200	$17,135	1M LIBOR + 4.5%	Interest Only	Nov. 2018
Senior	Retail	18,150	16,884	1M LIBOR + 4.1%	Interest Only	Aug. 2018	(1)
Senior	Hospitality	44,500	40,000	1M LIBOR + 4.5%	Interest Only	Sep. 2018	(1)
		$79,850	$74,019
_____________________________________

(1)	Held for sale as of December 31, 2015.