Form 10-Q
period 2016-03-31
American Finance Trust, Inc
filed 2016-05-13
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 65,132,919 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$360,007	$358,278
Buildings, fixtures and improvements	1,570,485	1,540,821
Acquired intangible lease assets	322,738	319,028
Total real estate investments, at cost	2,253,230	2,218,127
Less: accumulated depreciation and amortization	(241,676)	(215,427)
Total real estate investments, net	2,011,554	2,002,700
Cash and cash equivalents	130,794	130,500
Restricted cash	7,888	7,887
Commercial mortgage loan, held for investment, net	17,142	17,135
Prepaid expenses and other assets	22,851	21,982
Assets held for sale	—	56,884
Total assets	$2,190,229	$2,237,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$1,034,519	$1,033,582
Mortgage premiums, net	13,916	14,892
Market lease liabilities, net	18,651	18,133
Accounts payable and accrued expenses (including $897 and $541 due to related parties as of March 31, 2016 and December 31, 2015, respectively)	11,077	24,964
Deferred rent and other liabilities	8,921	9,569
Distributions payable	9,081	9,199
Total liabilities	1,096,165	1,110,339
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 64,953,314 and 64,961,256 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	650	650
Additional paid-in capital	1,429,112	1,429,294
Accumulated deficit	(335,698)	(303,195)
Total stockholders' equity	1,094,064	1,126,749
Total liabilities and stockholders' equity	$2,190,229	$2,237,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$40,500	$40,215
Operating expense reimbursements	2,946	2,651
Interest income from debt investments	340	—
Total revenues	43,786	42,866

Operating expenses:
Asset management fees to related party	4,500	—
Property operating	3,337	3,087
Acquisition and transaction related	343	129
General and administrative	3,378	1,947
Depreciation and amortization	25,493	25,387
Total operating expenses	37,051	30,550
Operating income	6,735	12,316
Other (expense) income:
Interest expense	(12,631)	(8,160)
Distribution income from other real estate securities	—	169
Gain on sale of other real estate securities	—	546
Other income	42	30
Total other expense, net	(12,589)	(7,415)
Net (loss) income	$(5,854)	$4,901

Other comprehensive (loss) income:
Change in unrealized income on investment securities	—	(177)
Comprehensive (loss) income	$(5,854)	$4,724

Basic net (loss) income per share	$(0.09)	$0.07
Diluted net (loss) income per share	$(0.09)	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	64,961,256	$650	$1,429,294	$(303,195)	$1,126,749
Common stock repurchases	(7,942)	—	(192)	—	(192)
Share-based compensation	—	—	10	—	10
Distributions declared	—	—	—	(26,649)	(26,649)
Net loss	—	—	—	(5,854)	(5,854)
Balance, March 31, 2016	64,953,314	$650	$1,429,112	$(335,698)	$1,094,064

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(5,854)	$4,901
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	16,815	16,737
Amortization of in-place lease assets	8,678	8,650
Amortization of deferred financing costs	1,100	1,302
Amortization of mortgage premiums on borrowings	(976)	(1,859)
Discount accretion and premium amortization on investments, net	(7)	—
Amortization of market lease intangibles, net	415	416
Share-based compensation	10	7
Gain on sale of other real estate securities	—	(546)
Changes in assets and liabilities:
Prepaid expenses and other assets	(869)	(2,240)
Accounts payable and accrued expenses	1,921	1,780
Deferred rent and other liabilities	(648)	(1,341)
Net cash provided by operating activities	20,585	27,807
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	56,884	—
Investments in real estate and other assets	(34,244)	—
Proceeds from sale of other real estate securities	—	9,253
Net cash provided by investing activities	22,640	9,253
Cash flows from financing activities:
Payments on mortgage notes payable	(251)	(243)
Refunds of deferred financing costs	88	—
Common stock repurchases	(16,000)	(5,109)
Distributions paid	(26,767)	(11,837)
Restricted cash	(1)	—
Net cash used in financing activities	(42,931)	(17,189)
Net change in cash and cash equivalents	294	19,871
Cash and cash equivalents, beginning of period	130,500	74,760
Cash and cash equivalents, end of period	$130,794	$94,631

Supplemental Disclosures:
Cash paid for interest	$11,229	$8,186
Cash paid for income taxes	$270	$8

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$—	$14,826
Accrued common stock repurchases	$255	$5,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. The Company manages and optimizes its investments in its existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invests in additional net lease properties. As of March 31, 2016, the Company owned 467 properties with an aggregate purchase price of $2.2 billion, comprised of 13.4 million rentable square feet, which were 100.0% leased on a weighted-average basis. In addition, the Company invests in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). The Company has financed its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio, and it may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries.
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013.
Pursuant to the distribution reinvestment plan (the "DRIP"), the Company's stockholders can elect to reinvest distributions by purchasing shares of the Company's common stock at a price equal to the then-current estimated net asset value per share of the Company's common stock, approved by the Company's board of directors ("Estimated Per-Share NAV"). See Note 8 — Common Stock.
The Company previously announced its intention to list on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, the Company announced that in light of market conditions, the Company's board of directors, in consultation with the Company's advisor, American Finance Advisors, LLC (the "Advisor") determined it was in the best interest of the Company to not pursue the Listing during the third quarter of 2015. The Company's board of directors continues to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that the Company's shares of common stock will be listed.
The Company has no employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor"), as a result of which, they are related parties of the Company, and each have received or may receive compensation, as applicable, fees and expense reimbursements for services related to managing the Company's business.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included here were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016, other than the updates described below.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company's partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $18.9 million and $20.1 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
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
March 31, 2016
(Unaudited)

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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.
Note 3 — Real Estate Investments
The Company owned 467 properties, which were acquired for investment purposes, as of March 31, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2016. There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2015:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2016
Real estate investments, at cost (1):
Land	$1,729
Buildings, fixtures and improvements	29,664
Total tangible assets	31,393
Acquired intangibles:
In-place leases (2)	3,162
Above-market lease assets (2)	548
Above-market ground lease liability (2)	(85)
Below-market lease liabilities (2)	(774)
Total intangible assets, net	2,851
Cash paid for acquired real estate investments	$34,244
Number of properties purchased	4
_____________________________________

(1)
Real estate investments, at cost, of $6.3 million relating to one property acquired during the three months ended March 31, 2016 have been provisionally allocated pending receipt and review of final appraisals and/or other information on such assets prepared by third party specialists.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, above-market ground lease liability and below-market lease liabilities acquired during the three months ended March 31, 2016 were 9.5 years, 9.6 years 48.6 years and 9.5 years, respectively, as of each property's respective acquisition date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$308,407	$76,956	$231,451	$305,245	$68,278	$236,967
Above-market lease assets	14,331	6,311	8,020	13,783	5,555	8,228
Total acquired intangible lease assets	$322,738	$83,267	$239,471	$319,028	$73,833	$245,195
Intangible liabilities:
Above-market ground lease liability	$85	$—	$85	$—	$—	$—
Below-market lease liabilities	21,397	2,831	18,566	20,623	2,490	18,133
Total acquired intangible lease liabilities	$21,482	$2,831	$18,651	$20,623	$2,490	$18,133
For the three months ended March 31, 2016 and 2015, amortization of in-place leases of $8.7 million is included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2016 and 2015, net (amortization) accretion of market lease intangibles of $(0.4) million is included in rental income on the consolidated statements of operations and comprehensive (loss) income. No amortization of the above-market ground lease liability was recognized in property operating expense for the three months ended March 31, 2016 and 2015.
The following table provides the projected amortization expense and adjustments to revenue for the next five years:

(In thousands)	April 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$26,199	$34,931	$24,207	$24,187	$22,569
Total to be added to depreciation and amortization	$26,199	$34,931	$24,207	$24,187	$22,569

Above-market leases	$(2,297)	$(3,063)	$(526)	$(526)	$(526)
Below-market lease liabilities	1,065	1,421	1,421	1,421	1,421
Total to be (deducted from) added to rental income	$(1,232)	$(1,642)	$895	$895	$895

Above-market ground lease liability	$1	$2	$2	$2	$2
Total to be added to property operating expense	$1	$2	$2	$2	$2
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2016 had been consummated on January 1, 2015.

(In thousands)	Three Months Ended March 31, 2016 (1)	Three Months Ended March 31, 2015
Pro forma revenues	$44,148	$43,528
Pro forma net (loss) income	$(5,728)	$5,200
Basic pro forma net (loss) income per share	$(0.09)	$0.08
Diluted pro forma net (loss) income per share	$(0.09)	$0.08
_____________________

(1)
For the three months ended March 31, 2016, aggregate revenues and net income derived from the Company's 2016 acquisitions (for the Company's period of ownership) were $0.3 million and $0.2 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 to December 31, 2016	$119,996
2017	161,922
2018	133,490
2019	135,211
2020	129,730
Thereafter	720,807
$1,401,156
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	March 31,
Tenant	2016	2015
SunTrust Bank	17.7%	17.9%
Sanofi US	11.4%	11.6%
C&S Wholesale Grocer	10.2%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015:

	March 31,
State	2016	2015
New Jersey	20.0%	20.3%
Georgia	11.0%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 4 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan portfolio:

			March 31, 2016			December 31, 2015
Balance sheet classification	Loan Type	Property Type	Par Value		Percentage	Par Value		Percentage
			(In thousands)
Commercial mortgage loan held for investment, net	Senior	Student Housing — Multifamily	$17,200		100%	$17,200		21.6%
Assets held for sale	Senior	Retail	—	(1)	—%	18,150	(1)	22.7%
Assets held for sale	Senior	Hospitality	—	(1)	—%	44,500	(1)	55.7%
			$17,200		100.0%	$79,850		100.0%
_____________________________________

(1)	These loans were classified as held for sale as of December 31, 2015 and were sold during the three months ended March 31, 2016 for $56.9 million.
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of March 31, 2016, the risk rating of the Company's commercial loan held for investment was 2. As of March 31, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of March 31, 2016 or December 31, 2015.
There were no commercial mortgage loans held for investment during the three months ended March 31, 2015. For the three months ended March 31, 2016, the activity on the Company's commercial mortgage loan, held for investment, was as follows:

(In thousands)	Three Months Ended March 31, 2016
Beginning balance	$17,135
Discount accretion and premium amortization (1)	7
Ending balance	$17,142
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5 — Other Real Estate Securities
The following table details the realized gains on sale of the Company's other real estate securities, which consisted of redeemable preferred stock, during the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had no investments in other real estate securities; as such, there were no other real estate securities sold during the three months ended March 31, 2016:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain
Three Months Ended March 31, 2015	$8,707	$9,253	$546
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2016 and December 31, 2015 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2016	December 31, 2015	March 31, 2016		December 31, 2015		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,105	$8,190	6.01%		6.01%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	121	99,677	99,677	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	38,770	38,936	5.63%		5.63%		Fixed	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	649,532	4.36%		4.36%		Fixed	Sep. 2020	Sep. 2020
Gross mortgage notes payable	459	1,053,397	1,053,648	4.77%	(1)	4.77%	(1)
Deferred financing costs, net of accumulated amortization		(18,878)	(20,066)
Mortgage notes payable, net of deferred financing costs		$1,034,519	$1,033,582
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of March 31, 2016 and December 31, 2015, the Company had pledged $2.0 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of March 31, 2016, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 of the Company's properties. As of March 31, 2016, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of March 31, 2016, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of March 31, 2016, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of March 31, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to March 31, 2016 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2016 to December 31, 2016	$763
2017	1,080
2018	1,143
2019	1,211
2020	650,808
Thereafter	398,392
$1,053,397
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The Company had commercial mortgage loans held for sale, which were carried at fair value on the consolidated balance sheet as of December 31, 2015. Commercial mortgage loans held for sale were valued using the sale price from the term sheet, which is an observable input. As a result, the Company's commercial mortgage loans held for sale were classified in Level 2 of the fair value hierarchy. There were no commercial mortgage loans held for sale as of March 31, 2016.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no financial instruments measured at fair value on a recurring basis as of March 31, 2016. Additionally, there were no financial instruments measured at fair value on a non recurring basis as of March 31, 2016 or December 31, 2015:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Commercial mortgage-backed securities	$—	$56,884	$—	$56,884

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2016.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Commercial mortgage loans, held for investment	3	$17,142	$17,006	$17,135	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,067,313	$1,118,964	$1,068,540	$1,103,352
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates.
Note 8 — Common Stock
As of March 31, 2016 and December 31, 2015, the Company had 65.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $1.65 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.00450819672 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted the share repurchase program (as amended and restated, the "SRP"), which permits investors to sell their shares back to the Company after they have held them for at least one year, subject to certain conditions and limitations. The Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the SRP, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to Estimated Per-Share NAV at the time of repurchase.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Under the SRP, repurchases at each semiannual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP, as well as any reservation of funds the board of directors may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Three months ended March 31, 2016	7,942	24.17
Cumulative repurchases as of March 31, 2016 (1)	2,081,587	$24.12
____________________
(1) Includes accrued repurchases consisting of 10,564 shares for $0.3 million at a weighted-average repurchase price per share of $24.17, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders can elect to reinvest distributions by purchasing shares of common stock. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014, the Company began offering shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. The DRIP was suspended following the payment of the Company's June 2015 distribution on July 1, 2015. On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532).
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. No shares of common stock were issued pursuant to the DRIP during the three months ended March 31, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 to December 31, 2016	$687
2017	921
2018	903
2019	902
2020	674
Thereafter	4,975
$9,062
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2016, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the borrowers under the Company's commercial mortgage loan. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
April 1, 2016 to December 31, 2016	$—
2017	2,450
2018	—
2019	—
2020	—
Thereafter	—
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
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2016 and December 31, 2015, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 units of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Sponsor.
Fees and Participations Incurred in Connection With the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company's Articles of Amendment and Restatement, which were approved by the Company's stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement is 20 years beginning on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or "insourced expenses." These insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. As of March 31, 2016, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable may not exceed 4.5% of the Company's total portfolio contract purchase price or 4.5% of the amount advanced for the Company's total portfolio of loans or other investments. As of March 31, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
March 31, 2016
(Unaudited)

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
As of March 31, 2016, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of March 31, 2016, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2016. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Effective July 20, 2015, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee. Effective October 1, 2015, the fixed portion of the base management fee, which is equal to $1.5 million per month, is payable on the first business day of each month, while the variable portion of the base management fee, which is equal to 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing, is payable quarterly in arrears. Base management fees are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016. No base management fees were incurred during the three months ended March 31, 2015.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three months ended March 31, 2016.
The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three months ended March 31, 2016, the Company incurred $0.8 million of reimbursement expenses from the Advisor for providing administrative services, which is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016. No reimbursement expenses were incurred from the Advisor for providing administrative services during the three months ended March 31, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three months ended March 31, 2016 and 2015.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2016		2015
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2016	December 31, 2015
Ongoing fees:
Asset management fees	$4,500	$—	$—	$—	$—	$—
Professional fees and other reimbursements (1)	862	—	631	—	750	541
Distributions on Class B Units (1)	432	—	286	—	147	—
Total related party operation fees and reimbursements	$5,794	$—	$917	$—	$897	$541
_________________________________

(1)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.
The predecessor to the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
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
March 31, 2016
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
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2016 and 2015.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In April 2015, the board of directors adopted an Amended and Restated RSP (the "A&R RSP") that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

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
No restricted shares were granted, vested, or forfeited during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, there were 7,455 unvested restricted shares outstanding with a weighted-average issue price of $23.34. As of March 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 3.0 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $11,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive (loss) income.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2016 and 2015.
Note 13 — Net (Loss) Income Per Share
The following table sets forth the basic and diluted net (loss) income per share computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2016	2015
Computation of Basic Net (Loss) Income Per Share:
Basic net (loss) income	$(5,854)	$4,901
Basic weighted-average shares outstanding	64,955,420	65,672,016
Basic net (loss) income per share	$(0.09)	$0.07

Computation of Diluted Net (Loss) Income Per Share:
Basic net (loss) income	$(5,854)	$4,901
Adjustments to net (loss) income for common share equivalents	—	(116)
Diluted net (loss) income	$(5,854)	$4,785

Basic weighted-average shares outstanding	64,955,420	65,672,016
Shares of unvested restricted stock (1)	—	5,098
OP Units	—	90
Diluted weighted-average shares outstanding	64,955,420	65,677,204
Diluted net (loss) income per share	$(0.09)	$0.07
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 7,455 and 6,077 shares of unvested restricted stock outstanding as of March 31, 2016 and 2015, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Diluted net (loss) income per share assumes the conversion of certain common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents, and thus were included, as appropriate, in the calculation of diluted net income per share for the three months ended March 31, 2015. The Company had the following common share equivalents on a weighted-average basis for the three months ended March 31, 2016, which were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive:

Three Months Ended March 31, 2016
Unvested restricted stock	7,455
OP Units	90
Class B Units	1,052,420
Total weighted-average antidilutive common share equivalents	1,059,965
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Distribution Reinvestment Plan
As discussed in Note 8 — Common Stock, on April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock for use under the DRIP pursuant to a registration statement on Form S-3.
SunTrust Portfolio
On May 12, 2016, the Company amended 160 of its 213 leases for single-tenant net lease properties operated by SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. (“SunTrust”), which in general extended the remaining lease terms of these leases with no modification to contractual rent increases as set forth in these leases.
Concurrently, the Company also entered into a purchase and sale agreement with SunTrust for, and simultaneously closed on, the sale of eight single-tenant net lease properties operated by SunTrust for an aggregate contract price of $28.9 million, exclusive of closing costs. The sale of the eight properties resulted in a nominal gain for the Company. Simultaneously and in connection with the sale, the Company caused the release of the properties from their existing mortgages and paid to the applicable lenders a combined release price of $13.6 million, including interest and prepayment premium.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor or other entities under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or our "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of our Sponsor and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
Although we previously announced our intention to list our shares of common stock on the New York Stock Exchange ("NYSE"), there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We may be unable to pay or maintain cash distributions at the current rate or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

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

Overview
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invest in additional net lease properties. As of March 31, 2016, we owned 467 properties with an aggregate purchase price of $2.2 billion, comprised of 13.4 million rentable square feet, which were 100.0% leased on a weighted-average basis. In addition, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). We have financed our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio, and we may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013.
Pursuant to the distribution reinvestment plan (the "DRIP"), our stockholders can elect to reinvest distributions by purchasing shares of our common stock at a price equal to the then-current estimated net asset value per share of our common stock, approved by our board of directors ("Estimated Per-Share NAV").
We previously announced our intention to list on the New York Stock Exchange ("NYSE") under the symbol "AFIN" (the "Listing") during the third quarter of 2015. In September 2015, we announced that in light of market conditions, our board of directors, in consultation with our Advisor determined it was in our best interest to not pursue the Listing during the third quarter of 2015. Our board of directors continues to monitor market conditions and other factors with a view toward reevaluating the decision when market conditions are more favorable for a successful liquidity event. There can be no assurance that our shares of common stock will be listed.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of our Sponsor, as a result of which, they are related parties of ours, and each have received or may receive compensation, as applicable, fees and expense reimbursements for services related to managing our business.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income for all applicable periods. There are no real estate investments held for sale as of March 31, 2016 and December 31, 2015.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We elected to adopt this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined our OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $18.9 million and $20.1 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there is no impact to our consolidated financial position, results of operations and cash flows.

Properties
As of March 31, 2016, we owned 467 properties, which were acquired for investment purposes, comprised of 13.4 million rentable square feet and located in 37 states. All of our properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 8.4 years as of March 31, 2016.
The following table represents certain additional information about the properties we own at March 31, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	12.1
Walgreens I	Jul. 2013	1	10,500	21.5
Dollar General II	Jul. 2013	2	18,052	12.2
Auto Zone I	Jul. 2013	1	7,370	11.3
Dollar General III	Jul. 2013	5	45,989	12.1
BSFS I	Jul. 2013	1	8,934	7.8
Dollar General IV	Jul. 2013	2	18,126	9.9
Tractor Supply I	Aug. 2013	1	19,097	11.7
Dollar General V	Aug. 2013	1	12,480	11.8
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	9.4
Family Dollar I	Aug. 2013	1	8,050	5.3
Lowe's I	Aug. 2013	5	671,313	13.3
O'Reilly Auto Parts I	Aug. 2013	1	10,692	14.3
Food Lion I	Aug. 2013	1	44,549	13.6
Family Dollar II	Aug. 2013	1	8,028	7.3
Walgreens II	Aug. 2013	1	14,490	17.0
Dollar General VI	Aug. 2013	1	9,014	9.9
Dollar General VII	Aug. 2013	1	9,100	12.0
Family Dollar III	Aug. 2013	1	8,000	6.5
Chili's I	Aug. 2013	2	12,700	9.7
CVS I	Aug. 2013	1	10,055	9.8
Joe's Crab Shack I	Aug. 2013	2	16,012	11.0
Dollar General VIII	Sep. 2013	1	9,100	12.3
Tire Kingdom I	Sep. 2013	1	6,635	9.0
Auto Zone II	Sep. 2013	1	7,370	7.2
Family Dollar IV	Sep. 2013	1	8,320	7.3
Fresenius I	Sep. 2013	1	5,800	9.3
Dollar General IX	Sep. 2013	1	9,014	9.1
Advance Auto I	Sep. 2013	1	10,500	7.3
Walgreens III	Sep. 2013	1	15,120	10.0
Walgreens IV	Sep. 2013	1	13,500	8.5
CVS II	Sep. 2013	1	13,905	20.9
Arby's I	Sep. 2013	1	3,000	12.3
Dollar General X	Sep. 2013	1	9,100	12.0
AmeriCold I	Sep. 2013	9	1,407,166	11.5
Home Depot I	Sep. 2013	2	1,315,200	10.8
New Breed Logistics I	Sep. 2013	1	390,486	5.6
American Express Travel Related Services I	Sep. 2013	2	785,164	3.9
L.A. Fitness I	Sep. 2013	1	45,000	7.9
SunTrust Bank I	Sep. 2013	32	182,400	1.8
National Tire & Battery I	Sep. 2013	1	10,795	7.7
Circle K I	Sep. 2013	19	54,521	12.6
Walgreens V	Sep. 2013	1	14,490	11.4
Walgreens VI	Sep. 2013	1	14,560	13.1
FedEx Ground I	Sep. 2013	1	21,662	7.2

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	13.6
O'Charley's I	Sep. 2013	20	135,973	15.6
Krystal Burgers Corporation I	Sep. 2013	6	12,730	13.5
Merrill Lynch, Pierce, Fenner & Smith I	Sep. 2013	3	553,841	8.7
1st Constitution Bancorp I	Sep. 2013	1	4,500	7.8
American Tire Distributors I	Sep. 2013	1	125,060	7.8
Tractor Supply II	Oct. 2013	1	23,500	7.5
United Healthcare I	Oct. 2013	1	400,000	5.3
National Tire & Battery II	Oct. 2013	1	7,368	16.2
Tractor Supply III	Oct. 2013	1	19,097	12.1
Mattress Firm II	Oct. 2013	1	4,304	7.4
Dollar General XI	Oct. 2013	1	9,026	11.1
Academy Sports I	Oct. 2013	1	71,640	12.3
Talecris Plasma Resources I	Oct. 2013	1	22,262	7.0
Amazon I	Oct. 2013	1	79,105	7.3
Fresenius II	Oct. 2013	2	16,047	11.4
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	12.7
Dollar General XIII	Nov. 2013	1	9,169	10.0
Advance Auto II	Nov. 2013	2	13,887	7.1
FedEx Ground II	Nov. 2013	1	48,897	7.3
Burger King I	Nov. 2013	41	168,192	17.7
Dollar General XIV	Nov. 2013	3	27,078	12.2
Dollar General XV	Nov. 2013	1	9,026	12.6
FedEx Ground III	Nov. 2013	1	24,310	7.4
Dollar General XVI	Nov. 2013	1	9,014	9.7
Family Dollar V	Nov. 2013	1	8,400	7.0
Walgreens VIII	Dec. 2013	1	14,490	7.8
CVS III	Dec. 2013	1	10,880	7.8
Mattress Firm III	Dec. 2013	1	5,057	7.3
Arby's II	Dec. 2013	1	3,494	12.1
Family Dollar VI	Dec. 2013	2	17,484	7.8
SAAB Sensis I	Dec. 2013	1	90,822	9.0
Citizens Bank I	Dec. 2013	9	34,777	7.8
Walgreens IX	Jan. 2014	1	14,490	6.8
SunTrust Bank II	Jan. 2014	30	148,233	1.8
Mattress Firm IV	Jan. 2014	1	5,040	8.4
FedEx Ground IV	Jan. 2014	1	59,167	7.3
Mattress Firm V	Jan. 2014	1	5,548	7.6
Family Dollar VII	Feb. 2014	1	8,320	8.3
Aaron's I	Feb. 2014	1	7,964	7.4
Auto Zone III	Feb. 2014	1	6,786	7.0
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	6.5
Advance Auto III	Feb. 2014	1	6,124	8.4
Family Dollar VIII	Mar. 2014	3	24,960	7.3
Dollar General XVII	Mar. & May 2014	3	27,078	12.0
SunTrust Bank III	Mar. 2014	121	646,535	1.8
SunTrust Bank IV	Mar. 2014	30	171,209	1.8
Dollar General XVIII	Mar. 2014	1	9,026	12.0
Sanofi US I	Mar. 2014	1	736,572	10.3
Family Dollar IX	Apr. 2014	1	8,320	8.0
Stop & Shop I	May 2014	8	544,112	10.6
Bi-Lo I	May 2014	1	55,718	9.8

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XIX	May 2014	1	12,480	12.4
Dollar General XX	May 2014	5	48,584	11.1
Dollar General XXI	May 2014	1	9,238	12.4
Dollar General XXII	May 2014	1	10,566	11.1
FedEx Ground V	Feb. 2016	1	45,755	9.3
FedEx Ground VI	Feb. 2016	1	120,731	9.4
FedEx Ground VII	Feb. 2016	1	42,299	9.5
FedEx Ground VIII	Feb. 2016	1	78,673	9.6
		467	13,395,006	8.4
_____________________

(1)	Remaining lease term in years as of March 31, 2016. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
CRE Debt Investments
As of March 31, 2016, we had invested in one CRE Debt Investment. The following table shows selected data from our investment portfolio as of March 31, 2016:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,142	4.50% + 1M LIBOR	5.1%	66.0%
	$17,200	$17,142		5.1%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2016, we owned 467 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.4 million rentable square feet that were 100.0% leased on a weighted-average basis.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
As of January 1, 2015, we owned 463 properties (our "Three Month Same Store") with an aggregate base purchase price of $2.2 billion, comprised of 13.1 million rentable square feet that were 100.0% leased on a weighted-average basis. We have acquired 4 properties since January 1, 2015 (our "2016 Acquisitions") for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. Accordingly, our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect increases in most categories due to our acquisition activity.
Rental Income
Rental income increased $0.3 million to $40.5 million for the three months ended March 31, 2016, compared to $40.2 million for the three months ended March 31, 2015. This increase in rental income was primarily due to our 2016 Acquisitions. Our Three Month Same Store rental income remained constant at $40.2 million.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $0.2 million to $2.9 million for the three months ended March 31, 2016 compared to $2.7 million for the three months ended March 31, 2015. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase was primarily driven by an increase in our Three Month Same Store operating expense reimbursements, as a result of an increase in Three Month Same Store property operating expense.

Interest Income from Debt Investments
Interest income from debt investments for the three months ended March 31, 2016 of $0.3 million related to our CRE Debt Investments. For the three months ended March 31, 2016, the average carrying value of our commercial mortgage loans was $31.4 million, and the weighted-average yield of our commercial mortgage loans was 4.17%. We did not have CRE Debt Investments during the three months ended March 31, 2015.
Asset Management Fees to Related Party
Asset management fees to related party for the three months ended March 31, 2016 of $4.5 million were related to services that we received from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we incur from our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. Please see Note 10 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor. There were no asset management fees to related party incurred during the three months ended March 31, 2015.
Property Operating Expense
Property operating expense increased $0.2 million to $3.3 million for the three months ended March 31, 2016, compared to $3.1 million for the three months ended March 31, 2015. This increase was primarily driven by an increase in our Three Month Same Store property operating expense of $0.2 million, as a result of increased maintenance expenses. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $0.2 million to $0.3 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015. Acquisition and transaction related expenses for the three months ended March 31, 2016 were primarily due to our sale of two commercial mortgage loans in January 2016, which were sold for $56.9 million. Acquisition and transaction related expenses for the three months ended March 31, 2015 primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures.
General and Administrative Expense
General and administrative expense increased $1.5 million to $3.4 million for the three months ended March 31, 2016, compared to $1.9 million for the three months ended March 31, 2015. This increase primarily related to $0.9 million incurred from related parties for cost reimbursements including personnel costs, an increase in legal fees of $0.2 million, an increase in consulting fees of $0.2 million in connection with calculating Estimated Per-Share NAV as of December 31, 2015 and an increase in distributions on Class B Units of $0.2 million resulting from increased Class B Units issued as of March 31, 2016 compared to March 31, 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 million to $25.5 million for the three months ended March 31, 2016, compared to $25.4 million for the three months ended March 31, 2015. This increase was driven primarily by our 2016 Acquisitions. Three Month Same Store depreciation and amortization expense remained constant at $25.4 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $4.4 million to $12.6 million for the three months ended March 31, 2016, compared to $8.2 million for the three months ended March 31, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended March 31, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended March 31,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$1,053,526	$12,507	4.77%	$469,963	$6,559	5.66%
Credit Facility	$—	—	—%	$423,000	2,158	1.93%
Amortization of deferred financing costs		1,100			1,302
Amortization of mortgage premiums		(976)			(1,859)
Interest Expense		$12,631			$8,160
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities for the three months ended March 31, 2015 of $0.2 million related to investments we held in redeemable preferred stock. As of March 31, 2015, we held other real estate securities, at fair value, of $10.1 million. We did hold other real estate securities at any point during the three months ended March 31, 2016.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.5 million for the three months ended March 31, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $8.7 million for $9.3 million. No other real estate securities were sold during the three months ended March 31, 2016.
Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, we had cash flows provided by operating activities of $20.6 million. The level of cash flows used in or provided by operating activities is affected by, among other things, receipt of rental revenue and the amount of acquisition and transaction related costs incurred. Cash flows from operating activities during the three months ended March 31, 2016 include $0.3 million of acquisition and transaction related costs. Cash inflows during the three months ended March 31, 2016 included a net loss adjusted for non-cash items of $20.2 million (net loss of $5.9 million adjusted for non-cash items, including: depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net amortization of market lease intangibles and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and net premium amortization on investments of $26.1 million) and an increase in accounts payable and accrued expenses of $1.9 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $0.9 million and a decrease in deferred rent and other liabilities of $0.6 million.
The net cash provided by investing activities during the three months ended March 31, 2016 of $22.6 million was generated from the proceeds from the sale of commercial mortgage loans of $56.9 million, partially offset by amounts invested in real estate and other assets of $34.2 million.
The net cash used in financing activities of $42.9 million during the three months ended March 31, 2016 consisted primarily of cash distributions of $26.8 million, common stock repurchases of $16.0 million and payments of mortgage notes payable of $0.3 million.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we had cash flows provided by operating activities of $27.8 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the three months ended March 31, 2015 include $0.1 million of acquisition and transaction related costs. Cash inflows during the three months ended March 31, 2015 included net income adjusted for non-cash items of $29.6 million (net income of $4.9 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $24.7 million) and an increase in accounts payable and accrued expenses of $1.8 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.2 million and a decrease in deferred rent and other liabilities of $1.3 million.
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
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $130.8 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our secured mortgage financings.
We use debt financing to fund a portion of our capital needs. As of March 31, 2016, we had $1.1 billion of mortgage notes payable outstanding, with a leverage ratio (total debt divided by total assets) of 47.9%.
A portion of our working capital has historically been used to repurchase shares of our common stock. Our board of directors has adopted the share repurchase program (as amended and restated, the "SRP"), which permits investors to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations.. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the SRP, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to Estimated Per-Share NAV at the time of repurchase.
Under the SRP, repurchases at each semiannual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved, we reclassify such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.

The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Three months ended March 31, 2016	7,942	24.17
Cumulative repurchases as of March 31, 2016 (1)	2,081,587	$24.12
____________________
(1) Includes accrued repurchases consisting of 10,564 shares for $0.3 million at a weighted-average repurchase price per share of $24.17, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.
We have historically generated some of our working capital by issuing shares through the DRIP. The DRIP was suspended following the payment of our June 2015 distribution on July 1, 2015. On April 1, 2016, we reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP.
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
The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods indicated:

Three Months Ended March 31, 2016
(In thousands)
Net loss (in accordance with GAAP)	$(5,854)
Depreciation and amortization	25,493
FFO	19,639
Acquisition fees and expenses	343
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	415
Straight-line rent	(1,723)
Amortization of mortgage premiums on borrowings	(976)
Discount accretion on investment	(7)
MFFO	$17,691
Distributions
In April 2013, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.65 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.00450819672 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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
During the three months ended March 31, 2016, distributions paid to common stockholders totaled $26.8 million. None of these distributions were reinvested in shares pursuant to the DRIP. During the three months ended March 31, 2016, cash used to pay distributions was generated from cash flows provided by operations.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended March 31, 2016
(In thousands)		Percentage of Distributions
Distributions to stockholders	$26,767

Source of distribution coverage:
Cash flows provided by operations (1)	$26,767	100.0%
Total source of distribution coverage	$26,767	100.0%

Cash flows provided by operations (GAAP basis) (2)	$20,585
Net income (loss) (in accordance with GAAP)	$(5,854)
_____________________

(1)	Includes $6.2 million of cash flows provided by operations in prior periods.

(2)	Cash flows provided by operations for the three months ended March 31, 2016 include acquisition and transaction related expenses of $0.3 million.
The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and our cumulative FFO for the period from January 22, 2013 (date of inception) to March 31, 2016:

(In thousands)	Period from January 22, 2013 (date of inception) to March 31, 2016
Total distributions paid	$276,852

Reconciliation of net loss:
Revenues	$400,953
Acquisition and transaction related expenses	(52,092)
Depreciation and amortization	(235,365)
Other operating expenses	(73,523)
Other non-operating income, net	(89,738)
Net loss (in accordance with GAAP) (1)	$(49,765)

Cash flows provided by operations	$196,237

FFO	$185,600
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of March 31, 2016, our leverage ratio (total debt divided by total assets) approximated 47.9%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2016. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	April 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter
Principal on mortgage notes payable	$1,053,397	$763	$84,536	$652,019	$316,079
Interest on mortgage notes payable	221,814	37,750	92,567	83,863	7,634
Ground lease rental payments due	9,062	687	1,824	1,576	4,975
	$1,284,273	$39,200	$178,927	$737,458	$328,688
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to our Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by our Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to our Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). Our Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 12 — Share-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
As of March 31, 2016, our debt consisted of fixed-rate secured mortgage financings with a gross carrying value and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $42.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $43.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no recent sales of unregistered equity securities.
Issuer Purchases of Equity Securities
Our common stock is currently not listed on a national securities exchange, and there is no assurance it will ever be listed. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Under the SRP, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to Estimated Per-Share NAV at the time of repurchase.
Under the SRP, repurchases at each semiannual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period will be funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to any DRIP in effect from time to time, as well as any reservation of funds the Board may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved, we reclassify such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Three months ended March 31, 2016	7,942	24.17
Cumulative repurchases as of March 31, 2016	2,081,587	$24.12
____________________
(1) Includes accrued repurchases consisting of 10,564 shares for $0.3 million at a weighted-average repurchase price per share of $24.17, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
SunTrust Portfolio
On May 12, 2016, the Company entered into an escrow agreement (the “Escrow Agreement”) with SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. (“SunTrust”), in connection with the exercise by SunTrust of certain of its lease renewal options. Pursuant to the Escrow Agreement, the Company amended 160 of its 213 leases for single-tenant net lease properties operated by SunTrust.
The original leases were to expire on December 31, 2017, with one 10-year renewal option and six subsequent five-year renewal terms. Following SunTrust’s exercise of options and the lease amendments: 61 properties have a lease term expiring December 31, 2027; 75 properties have a lease term expiring December 31, 2029; six properties have a lease term expiring December 31, 2032; 10 properties have a lease term expiring December 31, 2027 subject to SunTrust’s right to terminate on either December 31, 2017 or December 31, 2018 with six months’ prior notice; and 8 properties have a lease term expiring December 31, 2027, subject to SunTrust’s one-time right to terminate on January 7, 2018 with six months’ prior notice. The leases continue to be net and continue to provide for annual fixed rent escalations of 1.5% through the amended terms of the leases.
Concurrently and pursuant to the Escrow Agreement, the Company entered into a purchase and sale agreement with SunTrust for, and simultaneously closed on, the purchase and sale of eight single-tenant net lease properties operated by SunTrust for an aggregate contract purchase price of $28.9 million, exclusive of closing costs. The sale of the eight properties resulted in a nominal gain for the Company. Simultaneously and in connection with the sale, the Company caused the release of the properties from their existing mortgages and paid to the applicable lenders a combined release price of $13.6 million, including interest and prepayment premium.
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
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 13, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1 *	Amended and Restated Share Repurchase Program effective February 28, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.