Form 10-Q
period 2016-06-30
American Finance Trust, Inc
filed 2016-08-11
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of July 31, 2016, the registrant had 65,639,969 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$345,312	$358,278
Buildings, fixtures and improvements	1,556,185	1,540,821
Acquired intangible lease assets	319,380	319,028
Total real estate investments, at cost	2,220,877	2,218,127
Less: accumulated depreciation and amortization	(265,183)	(215,427)
Total real estate investments, net	1,955,694	2,002,700
Cash and cash equivalents	148,993	130,500
Restricted cash	7,889	7,887
Commercial mortgage loan, held for investment, net	17,150	17,135
Prepaid expenses and other assets	24,980	21,982
Deferred costs, net	1,283	—
Assets held for sale	—	56,884
Total assets	$2,155,989	$2,237,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$1,022,031	$1,033,582
Mortgage premiums, net	12,651	14,892
Market lease liabilities, net	16,212	18,133
Accounts payable and accrued expenses (including $1,279 and $541 due to related parties as of June 30, 2016 and December 31, 2015, respectively)	11,409	24,964
Deferred rent and other liabilities	9,005	9,569
Distributions payable	8,860	9,199
Total liabilities	1,080,168	1,110,339
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 65,475,650 and 64,961,256 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	655	650
Additional paid-in capital	1,441,724	1,429,294
Accumulated deficit	(366,558)	(303,195)
Total stockholders' equity	1,075,821	1,126,749
Total liabilities and stockholders' equity	$2,155,989	$2,237,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$41,176	$40,216	$81,676	$80,431
Operating expense reimbursements	2,871	3,053	5,817	5,704
Interest income from debt investments	230	—	570	—
Total revenues	44,277	43,269	88,063	86,135

Operating expenses:
Asset management fees to related party	4,500	4,096	9,000	4,096
Property operating	3,283	3,439	6,620	6,526
Acquisition and transaction related	734	377	1,077	506
General and administrative	2,464	3,552	5,842	5,499
Depreciation and amortization	25,538	25,386	51,031	50,773
Total operating expenses	36,519	36,850	73,570	67,400
Operating income	7,758	6,419	14,493	18,735
Other (expense) income:
Interest expense	(12,328)	(8,239)	(24,959)	(16,399)
Distribution income from other real estate securities	—	169	—	338
Gain on sale of other real estate securities	—	—	—	546
Gain on sale of real estate investments	454	—	454	—
Other income	39	27	81	57
Total other expense, net	(11,835)	(8,043)	(24,424)	(15,458)
Net (loss) income	$(4,077)	$(1,624)	$(9,931)	$3,277

Other comprehensive (loss) income:
Change in unrealized income on investment securities	—	(7)	—	(184)
Comprehensive (loss) income	$(4,077)	$(1,631)	$(9,931)	$3,093

Basic net (loss) income per share	$(0.06)	$(0.02)	$(0.15)	$0.05
Diluted net (loss) income per share	$(0.06)	$(0.02)	$(0.15)	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	64,961,256	$650	$1,429,294	$(303,195)	$1,126,749
Common stock issued through distribution reinvestment plan	522,248	5	12,600	—	12,605
Common stock repurchases	(7,854)	—	(190)	—	(190)
Share-based compensation	—	—	20	—	20
Distributions declared	—	—	—	(53,432)	(53,432)
Net loss	—	—	—	(9,931)	(9,931)
Balance, June 30, 2016	65,475,650	$655	$1,441,724	$(366,558)	$1,075,821

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,931)	$3,277
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33,723	33,473
Amortization of in-place lease assets	17,291	17,300
Amortization (including accelerated write-off) of deferred costs	2,267	2,608
Amortization of mortgage premiums on borrowings	(2,241)	(3,734)
Discount accretion and premium amortization on investments, net	(15)	—
Amortization of market lease intangibles, net	534	833
Share-based compensation	20	14
Gain on sale of real estate investments	(454)	—
Gain on sale of other real estate securities	—	(546)
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,344)	(4,120)
Accounts payable and accrued expenses	1,929	1,115
Deferred rent and other liabilities	(564)	(178)
Net cash provided by operating activities	38,215	50,042
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	56,884	—
Investments in real estate and other assets	(34,244)	—
Proceeds from sale of real estate investments	15,471	—
Proceeds from sale of other real estate securities	—	9,253
Net cash provided by investing activities	38,111	9,253
Cash flows from financing activities:
Payments on mortgage notes payable	(500)	(478)
Payments of deferred financing costs	—	(2,000)
Refunds of deferred financing costs	88	—
Common stock repurchases	(16,253)	(11,649)
Distributions paid	(41,166)	(24,195)
Restricted cash	(2)	—
Net cash used in financing activities	(57,833)	(38,322)
Net change in cash and cash equivalents	18,493	20,973
Cash and cash equivalents, beginning of period	130,500	74,760
Cash and cash equivalents, end of period	$148,993	$95,733

Supplemental Disclosures:
Cash paid for interest	$23,857	$17,137
Cash paid for income taxes	$670	$787

Non-Cash Financing Activities:
Mortgage notes payable released in connection with disposition of real estate	$13,389	$—
Common stock issued through distribution reinvestment plan	$12,605	$29,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. The Company manages and optimizes its investments in its existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invests in additional net lease properties. As of June 30, 2016, the Company owned 459 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. In addition, the Company invests in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). The Company has financed its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio, and it may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
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
The Company has no employees. The Company has retained American Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor"), as a result of which, they are related parties of the Company, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing the Company's business.
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
On June 30, 2016, the Company announced that a special committee comprised entirely of independent directors (the "Special Committee") has initiated a strategic review process to identify, examine and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value, including potential strategic transactions involving the Company and one or more entities sponsored by affiliates of the Sponsor. The Company has engaged financial advisors, and the Special Committee has retained Pepper Hamilton LLP as its special independent legal counsel.
The Special Committee and the Company's advisors have engaged in discussions with various entities’ special committees and their respective financial advisors in regards to potential strategic transactions. Although certain of these discussions have progressed, none has resulted in a definitive agreement. The Special Committee has not made a decision whether to recommend to the board of directors that the Company enter into any proposed transaction, and there can be no assurance that any of these preliminary discussions will result in a definitive agreement or that any such transactions would be approved by stockholders.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016, other than the updates described below.
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
Deferred Costs, Net
Deferred costs, net consists of deferred leasing costs net of accumulated amortization. Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, are deferred and amortized over the term of the lease.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $17.7 million and $20.1 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 459 properties, which were acquired for investment purposes, as of June 30, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2016. There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2015:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2016
Real estate investments, at cost:
Land	$1,729
Buildings, fixtures and improvements	29,664
Total tangible assets	31,393
Acquired intangibles:
In-place leases (1)	3,162
Above-market lease assets (1)	548
Above-market ground lease liability (1)	(85)
Below-market lease liabilities (1)	(774)
Total intangible assets, net	2,851
Cash paid for acquired real estate investments	$34,244
Number of properties purchased	4
_____________________________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, above-market ground lease liability and below-market lease liabilities acquired during the six months ended June 30, 2016 were 9.5 years, 9.6 years, 48.6 years and 9.5 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$305,651	$84,011	$221,640	$305,245	$68,278	$236,967
Above-market lease assets	13,729	6,711	7,018	13,783	5,555	8,228
Total acquired intangible lease assets	$319,380	$90,722	$228,658	$319,028	$73,833	$245,195
Intangible liabilities:
Above-market ground lease liability	$85	$1	$84	$—	$—	$—
Below-market lease liabilities	19,241	3,113	16,128	20,623	2,490	18,133
Total acquired intangible lease liabilities	$19,326	$3,114	$16,212	$20,623	$2,490	$18,133

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
In-place leases	$8,613	$8,650	$17,291	$17,300
Total added to depreciation and amortization	$8,613	$8,650	$17,291	$17,300

Above-market leases	$(740)	$(752)	$(1,496)	$(1,503)
Below-market lease liabilities	620	335	961	670
Total deducted from rental income	$(120)	$(417)	$(535)	$(833)

Above-market ground lease liability	$(1)	$—	$(1)	$—
Total deducted from property operating expense	$(1)	$—	$(1)	$—
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	July 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$17,106	$34,212	$24,207	$24,187	$22,569
Total to be added to depreciation and amortization	$17,106	$34,212	$24,207	$24,187	$22,569

Above-market leases	$(1,453)	$(2,906)	$(526)	$(526)	$(526)
Below-market lease liabilities	1,504	3,009	974	974	974
Total to be added to rental income	$51	$103	$448	$448	$448

Above-market ground lease liability	$(1)	$(2)	$(2)	$(2)	$(2)
Total to be deducted from property operating expense	$(1)	$(2)	$(2)	$(2)	$(2)
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2016 had been consummated on January 1, 2015:

	Six Months Ended June 30,
(In thousands, except per share data)	2016 (1)	2015
Pro forma revenues	$88,427	$87,465
Pro forma net (loss) income	$(9,803)	$3,886
Basic pro forma net (loss) income per share	$(0.15)	$0.06
Diluted pro forma net (loss) income per share	$(0.15)	$0.06
_____________________

(1)
For the six months ended June 30, 2016, aggregate revenues and net income derived from the Company's 2016 acquisitions (for the Company's period of ownership) were $1.0 million and $0.5 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 to December 31, 2016	$79,234
2017	160,078
2018	153,784
2019	155,875
2020	150,703
Thereafter	912,235
$1,611,909
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	June 30,
Tenant	2016	2015
SunTrust Bank	17.8%	17.9%
Sanofi US	11.4%	11.6%
C&S Wholesale Grocer	10.2%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of the dates indicated:

	June 30,
State	2016	2015
New Jersey	20.0%	20.3%
Georgia	11.0%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.
Real Estate Sales
On May 12, 2016 the Company entered into a purchase and sale agreement with SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. ("SunTrust"), for, and simultaneously closed on, the sale of eight single-tenant net lease properties operated by SunTrust for an aggregate contract price of $28.9 million, exclusive of closing costs. The sale of the eight properties resulted in a gain of $0.5 million, which is reflected within gain on sale of real estate investments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016. The Company did not sell any properties during the three and six months ended June 30, 2015.
The disposal of the properties referenced above did not represent a strategic shift that had a major effect on the Company's operations and financial results. Accordingly, the operating results of the properties sold remain classified within continuing operations for all periods presented until the date of disposal.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Leasing Activity
On May 12, 2016, the Company amended 160 of its leases for single-tenant net lease properties operated by SunTrust, which in general extended the remaining lease terms of theses leases with no modification to the contractual rent increases as set forth in these leases.
Note 4 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan portfolio:

		June 30, 2016			December 31, 2015
Loan Type	Property Type	Par Value		Percentage	Par Value		Percentage
		(In thousands)
Senior	Student Housing — Multifamily	$17,200		100.0%	$17,200		21.6%
Senior	Retail	—	(1)	—%	18,150	(1)	22.7%
Senior	Hospitality	—	(1)	—%	44,500	(1)	55.7%
		$17,200		100.0%	$79,850		100.0%
_____________________________________

(1)	These loans were classified as held for sale as of December 31, 2015 and were sold during the six months ended June 30, 2016 for $56.9 million.
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of June 30, 2016, the risk rating of the Company's commercial loan held for investment was 3. As of June 30, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of June 30, 2016 or December 31, 2015.
There were no commercial mortgage loans held for investment during the six months ended June 30, 2015. For the six months ended June 30, 2016, the activity on the Company's commercial mortgage loan, held for investment, was as follows:

(In thousands)	Six Months Ended June 30, 2016
Beginning balance	$17,135
Discount accretion and premium amortization (1)	15
Ending balance	$17,150
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5 — Other Real Estate Securities
The following table details the realized gains on sale of the Company's other real estate securities, which consisted of redeemable preferred stock, during the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the Company had no investments in other real estate securities; as such, there were no other real estate securities sold during the six months ended June 30, 2016:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain
Six Months Ended June 30, 2015	$8,707	$9,253	$546
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2016 and December 31, 2015 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2016	December 31, 2015	June 30, 2016		December 31, 2015		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$8,018	$8,190	6.01%		6.01%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	116	90,045	99,677	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	38,608	38,936	5.63%		5.63%		Fixed	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	649,532	4.36%		4.36%		Fixed	Sep. 2020	Sep. 2020
Gross mortgage notes payable	451	1,039,759	1,053,648	4.76%	(1)	4.77%	(1)
Deferred financing costs, net of accumulated amortization		(17,728)	(20,066)
Mortgage notes payable, net of deferred financing costs		$1,022,031	$1,033,582
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of June 30, 2016 and December 31, 2015, the Company had pledged $2.0 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of June 30, 2016, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 of the Company's properties. As of June 30, 2016, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of June 30, 2016, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of June 30, 2016, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of June 30, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to June 30, 2016 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2016 to December 31, 2016	$514
2017	1,080
2018	1,143
2019	1,211
2020	650,808
Thereafter	385,003
$1,039,759
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The Company had commercial mortgage loans held for sale, which were carried at fair value on the consolidated balance sheet as of December 31, 2015. Commercial mortgage loans held for sale were valued using the sale price from the term sheet, which is an observable input. As a result, the Company's commercial mortgage loans held for sale were classified in Level 2 of the fair value hierarchy. There were no commercial mortgage loans held for sale as of June 30, 2016.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no financial instruments measured at fair value on a recurring basis as of June 30, 2016. Additionally, there were no financial instruments measured at fair value on a non recurring basis as of June 30, 2016 or December 31, 2015:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Commercial mortgage-backed securities	$—	$56,884	$—	$56,884

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016 and 2015. There were no transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2016 and 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Commercial mortgage loan, held for investment	3	$17,150	$16,527	$17,135	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,052,410	$1,095,341	$1,068,540	$1,103,352
The fair value of the commercial mortgage loan is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates.
Note 8 — Common Stock
As of June 30, 2016 and December 31, 2015, the Company had 65.5 million and 65.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $1.65 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.00450819672 per day per share of common stock, effective January 1, 2016, to reflect that 2016 is a leap year. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Under the SRP, repurchases at each semiannual period are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period are funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP, as well as any reservation of funds the board of directors may, in its sole discretion, make available for this purpose. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period are paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
On June 28, 2016, in consideration of the strategic review process, the board of directors of the Company determined to amend the SRP to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the weighted average number of shares of common stock of the Company outstanding during its prior fiscal year and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Six months ended June 30, 2016	7,854	24.17
Cumulative repurchases as of June 30, 2016	2,081,499	$24.12
During the six months ended June 30, 2016, 5.0 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.
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
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2016, 0.5 million shares of common stock were issued pursuant to the DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 to December 31, 2016	$458
2017	921
2018	903
2019	902
2020	674
Thereafter	4,975
$8,833
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2016, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the borrowers under the Company's commercial mortgage loan. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
July 1, 2016 to December 31, 2016	$—
2017	2,450
2018	—
2019	—
2020	—
Thereafter	—
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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2016 and December 31, 2015, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 units of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or "insourced expenses." These insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the Company's total portfolio contract purchase price or 4.5% of the amount advanced for the Company's total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

(iii)	the Company would not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
As of June 30, 2016, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of June 30, 2016, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three and six months ended June 30, 2016 and 2015. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Effective July 20, 2015, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee. Effective October 1, 2015, the fixed portion of the base management fee, which is equal to $1.5 million per month, is payable on the first business day of each month, while the variable portion of the base management fee, which is equal to 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing, is payable quarterly in arrears. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016. No base management fees were incurred during the three and six months ended June 30, 2015.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three and six months ended June 30, 2016 and 2015.
The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three and six months ended June 30, 2016, the Company incurred $0.6 million and $1.4 million of reimbursement expenses from the Advisor for providing administrative services, which is included in general and administrative expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016. No reimbursement expenses were incurred from the Advisor for providing administrative services during the three and six months ended June 30, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and six months ended June 30, 2016 and 2015.
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Ongoing fees:
Asset management fees	$4,500	$4,096	$9,000	$4,096	$—	$—
Professional fees and other reimbursements (1)	661	913	1,523	1,548	558	541
Distributions on Class B Units (1)	432	411	864	697	142	—
Total related party operation fees and reimbursements	$5,593	$5,420	$11,387	$6,341	$700	$541
_________________________________

(1)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.
During the three and six months ended June 30, 2016, the Company incurred $1.3 million of cost reimbursements from the Advisor for lease commissions relating to the execution of new SunTrust leases. The lease commissions are included in deferred costs, net on the consolidated balance sheet as of June 30, 2016, and are amortized over the terms of the respective leases. No such costs were incurred during the three and six months ended June 30, 2015.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the three and six months ended June 30, 2016, the Company incurred $0.6 million of real estate commissions from the Advisor for its services in connection with the sale of real estate investments. The impact of the real estate commissions is included in gain on sale of real estate investments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016, and $0.6 million is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2016. No such commissions were incurred during the three and six months ended June 30, 2015.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. The Company accounts for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
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

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the six months ended June 30, 2016:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2015	7,455	$23.34
Vested	(1,563)	22.50
Unvested, June 30, 2016	5,892	$23.56
As of June 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $11,000 and $7,000 for the three months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was approximately $21,000 and $14,000 for the six months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive (loss) income.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three and six months ended June 30, 2016 and 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 13 — Net (Loss) Income Per Share
The following table sets forth the basic and diluted net (loss) income per share computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Computation of Basic Net (Loss) Income Per Share:
Basic net (loss) income	$(4,077)	$(1,624)	$(9,931)	$3,277
Basic weighted-average shares outstanding	65,301,764	66,045,785	65,128,592	65,859,933
Basic net (loss) income per share	$(0.06)	$(0.02)	$(0.15)	$0.05

Computation of Diluted Net (Loss) Income Per Share:
Basic net (loss) income	$(4,077)	$(1,624)	$(9,931)	$3,277
Adjustments to net (loss) income for common share equivalents	—	—	—	(108)
Diluted net (loss) income	$(4,077)	$(1,624)	$(9,931)	$3,169

Basic weighted-average shares outstanding	65,301,764	66,045,785	65,128,592	65,859,933
Shares of unvested restricted stock (1)	—	—	—	5,293
OP Units	—	—	—	90
Diluted weighted-average shares outstanding	65,301,764	66,045,785	65,128,592	65,865,316
Diluted net (loss) income per share	$(0.06)	$(0.02)	$(0.15)	$0.05
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 5,892 and 5,008 shares of unvested restricted stock outstanding as of June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended
	2016	2015	June 30, 2016
Unvested restricted stock	6,716	5,485	7,086
OP Units	90	90	90
Class B Units	1,052,420	998,786	1,052,420
Total weighted-average antidilutive common share equivalents	1,059,226	1,004,361	1,059,596
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have announced that a special committee comprised entirely of independent directors (the "Special Committee") has initiated a strategic review process to identify, examine and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value, including potential strategic transactions involving us and one or more entities sponsored by affiliates of AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or our "Sponsor"). The Special Committee has not made a decision whether to recommend to our board of directors that we enter into any proposed transaction, and there can be no assurance that any of these preliminary discussions will result in a definitive agreement or that any such transactions would be approved by stockholders.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Finance Advisors, LLC (our "Advisor") or other entities under common control with our Sponsor. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of our Sponsor and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

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

Overview
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invest in additional net lease properties. As of June 30, 2016, we owned 459 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. In addition, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). We have financed our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio, and we may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
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
We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of our Sponsor, as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business.
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
On June 30, 2016, we announced that the Special Committee has initiated a strategic review process to identify, examine and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value, including potential strategic transactions involving us and one or more entities sponsored by affiliates of our Sponsor. We have engaged financial advisors, and the Special Committee has retained Pepper Hamilton LLP as its special independent legal counsel.
The Special Committee and our financial advisors have engaged in discussions with various entities’ special committees and their respective financial advisors in regards to potential strategic transactions. Although certain of these discussions have progressed, none has resulted in a definitive agreement. The Special Committee has not made a decision whether to recommend to our board of directors that we enter into any proposed transaction, and there can be no assurance that any of these preliminary discussions will result in a definitive agreement or that any such transactions would be approved by stockholders.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income for all applicable periods. There are no real estate investments held for sale as of June 30, 2016 and December 31, 2015.
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

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $17.7 million and $20.1 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.

Properties
As of June 30, 2016, we owned 459 properties, which were acquired for investment purposes, comprised of 13.3 million rentable square feet and located in 37 states. All of our properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.6 years as of June 30, 2016.
The following table represents certain additional information about the properties we own at June 30, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	11.8
Walgreens I	Jul. 2013	1	10,500	21.3
Dollar General II	Jul. 2013	2	18,052	11.9
Auto Zone I	Jul. 2013	1	7,370	11.1
Dollar General III	Jul. 2013	5	45,989	11.9
BSFS I	Jul. 2013	1	8,934	7.6
Dollar General IV	Jul. 2013	2	18,126	9.7
Tractor Supply I	Aug. 2013	1	19,097	11.4
Dollar General V	Aug. 2013	1	12,480	11.6
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	9.2
Family Dollar I	Aug. 2013	1	8,050	5.0
Lowe's I	Aug. 2013	5	671,313	13.0
O'Reilly Auto Parts I	Aug. 2013	1	10,692	14.0
Food Lion I	Aug. 2013	1	44,549	13.3
Family Dollar II	Aug. 2013	1	8,028	7.0
Walgreens II	Aug. 2013	1	14,490	16.8
Dollar General VI	Aug. 2013	1	9,014	9.7
Dollar General VII	Aug. 2013	1	9,100	11.8
Family Dollar III	Aug. 2013	1	8,000	6.3
Chili's I	Aug. 2013	2	12,700	9.4
CVS I	Aug. 2013	1	10,055	9.6
Joe's Crab Shack I	Aug. 2013	2	16,012	10.8
Dollar General VIII	Sep. 2013	1	9,100	12.1
Tire Kingdom I	Sep. 2013	1	6,635	8.8
Auto Zone II	Sep. 2013	1	7,370	6.9
Family Dollar IV	Sep. 2013	1	8,320	7.0
Fresenius I	Sep. 2013	1	5,800	9.0
Dollar General IX	Sep. 2013	1	9,014	8.8
Advance Auto I	Sep. 2013	1	10,500	7.0
Walgreens III	Sep. 2013	1	15,120	9.8
Walgreens IV	Sep. 2013	1	13,500	8.3
CVS II	Sep. 2013	1	13,905	20.6
Arby's I	Sep. 2013	1	3,000	12.0
Dollar General X	Sep. 2013	1	9,100	11.8
AmeriCold I	Sep. 2013	9	1,407,166	11.3
Home Depot I	Sep. 2013	2	1,315,200	10.6
New Breed Logistics I	Sep. 2013	1	390,486	5.4
American Express Travel Related Services I	Sep. 2013	2	785,164	3.6
L.A. Fitness I	Sep. 2013	1	45,000	7.7
SunTrust Bank I	Sep. 2013	32	182,400	7.3
National Tire & Battery I	Sep. 2013	1	10,795	7.4
Circle K I	Sep. 2013	19	54,521	12.4
Walgreens V	Sep. 2013	1	14,490	11.2
Walgreens VI	Sep. 2013	1	14,560	12.8
FedEx Ground I	Sep. 2013	1	21,662	6.9

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	13.3
O'Charley's I	Sep. 2013	20	135,973	15.4
Krystal Burgers Corporation I	Sep. 2013	6	12,730	13.2
Merrill Lynch, Pierce, Fenner & Smith I	Sep. 2013	3	553,841	8.4
1st Constitution Bancorp I	Sep. 2013	1	4,500	7.6
American Tire Distributors I	Sep. 2013	1	125,060	7.6
Tractor Supply II	Oct. 2013	1	23,500	7.3
United Healthcare I	Oct. 2013	1	400,000	5.0
National Tire & Battery II	Oct. 2013	1	7,368	15.9
Tractor Supply III	Oct. 2013	1	19,097	11.8
Mattress Firm II	Oct. 2013	1	4,304	7.2
Dollar General XI	Oct. 2013	1	9,026	10.8
Academy Sports I	Oct. 2013	1	71,640	12.0
Talecris Plasma Resources I	Oct. 2013	1	22,262	6.8
Amazon I	Oct. 2013	1	79,105	7.1
Fresenius II	Oct. 2013	2	16,047	11.1
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	12.5
Dollar General XIII	Nov. 2013	1	9,169	9.8
Advance Auto II	Nov. 2013	2	13,887	6.9
FedEx Ground II	Nov. 2013	1	48,897	7.1
Burger King I	Nov. 2013	41	168,192	17.4
Dollar General XIV	Nov. 2013	3	27,078	11.9
Dollar General XV	Nov. 2013	1	9,026	12.4
FedEx Ground III	Nov. 2013	1	24,310	7.2
Dollar General XVI	Nov. 2013	1	9,014	9.4
Family Dollar V	Nov. 2013	1	8,400	6.8
Walgreens VIII	Dec. 2013	1	14,490	7.5
CVS III	Dec. 2013	1	10,880	7.6
Mattress Firm III	Dec. 2013	1	5,057	7.0
Arby's II	Dec. 2013	1	3,494	11.8
Family Dollar VI	Dec. 2013	2	17,484	7.6
SAAB Sensis I	Dec. 2013	1	90,822	8.8
Citizens Bank I	Dec. 2013	9	34,777	7.5
Walgreens IX	Jan. 2014	1	14,490	6.6
SunTrust Bank II	Jan. 2014	30	148,233	10.8
Mattress Firm IV	Jan. 2014	1	5,040	8.2
FedEx Ground IV	Jan. 2014	1	59,167	7.0
Mattress Firm V	Jan. 2014	1	5,548	7.3
Family Dollar VII	Feb. 2014	1	8,320	8.0
Aaron's I	Feb. 2014	1	7,964	7.2
Auto Zone III	Feb. 2014	1	6,786	6.8
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	6.3
Advance Auto III	Feb. 2014	1	6,124	8.2
Family Dollar VIII	Mar. 2014	3	24,960	7.1
Dollar General XVII	Mar. & May 2014	3	27,078	11.8
SunTrust Bank III	Mar. 2014	116	610,576	10.3
SunTrust Bank IV	Mar. 2014	27	142,625	10.8
Dollar General XVIII	Mar. 2014	1	9,026	11.8
Sanofi US I	Mar. 2014	1	736,572	10.0
Family Dollar IX	Apr. 2014	1	8,320	7.8
Stop & Shop I	May 2014	8	544,112	10.4
Bi-Lo I	May 2014	1	55,718	9.5

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XIX	May 2014	1	12,480	12.2
Dollar General XX	May 2014	5	48,584	10.8
Dollar General XXI	May 2014	1	9,238	12.2
Dollar General XXII	May 2014	1	10,566	10.8
FedEx Ground V	Feb. 2016	1	45,755	9.1
FedEx Ground VI	Feb. 2016	1	120,731	9.2
FedEx Ground VII	Feb. 2016	1	42,299	9.3
FedEx Ground VIII	Feb. 2016	1	78,673	9.3
		459	13,330,463	9.6
_____________________

(1)	Remaining lease term in years as of June 30, 2016. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
CRE Debt Investments
As of June 30, 2016, we had one CRE Debt Investment. The following table shows selected data from our investment portfolio as of June 30, 2016:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,150	4.50% + 1M LIBOR	5.1%	66.0%
	$17,200	$17,150		5.1%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of June 30, 2016, we owned 459 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.3 million rentable square feet that were 100.0% leased.
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
We owned 455 properties for the entirety of the three months ended June 30, 2016 and the three months ended June 30, 2015 (our "Three Month Same Store") with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties (our "2016 Acquisitions") for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. In May 2016, we sold eight properties (our "2016 Disposals"), which had an aggregate base purchase price of $29.1 million and consisted of 0.1 million rentable square feet, and we amended terms on 160 of our leases with SunTrust Bank (our "2016 Leasing Activity"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank. We did not purchase or sell any properties, or amend any lease terms during 2015.
Rental Income
Rental income increased $1.0 million to $41.2 million for the three months ended June 30, 2016, compared to $40.2 million for the three months ended June 30, 2015. This increase in rental income was primarily due to $0.6 million of incremental income from our 2016 Acquisitions. Additionally, our Three Month Same Store rental income increased $0.6 million as a result of our 2016 Leasing Activity. These increases were partially offset by a decrease in rental income of $0.2 million due to our 2016 Disposals.
Operating Expense Reimbursements
Operating expense reimbursement revenue decreased $0.2 million to $2.9 million for the three months ended June 30, 2016 compared to $3.1 million for the three months ended June 30, 2015. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This decrease in operating expense reimbursement revenue was consistent with the decrease in property operating expense during the same period.

Interest Income from Debt Investments
Interest income from debt investments for the three months ended June 30, 2016 of $0.2 million related to our CRE Debt Investments. For the three months ended June 30, 2016, the average carrying value of our commercial mortgage loans was $17.1 million, and the weighted-average yield of our commercial mortgage loans was 5.02%. We did not have CRE Debt Investments during the three months ended June 30, 2015.
Asset Management Fees to Related Party
Asset management fees to related party increased $0.4 million to $4.5 million for the three months ended June 30, 2016, compared to $4.1 million for three months ended June 30, 2015. These fees relate to services we receive from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we incur from our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. We did not incur the variable portion of the base management fee or a variable management fee during the three months ended June 30, 2016. Please see Note 10 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense decreased $0.1 million to $3.3 million for the three months ended June 30, 2016, compared to $3.4 million for the three months ended June 30, 2015. This decrease was primarily driven by a decrease in our Three Month Same Store property operating expense of $0.1 million, as a result of decreased maintenance expenses. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $0.3 million to $0.7 million for the three months ended June 30, 2016, compared to $0.4 million for the three months ended June 30, 2015. Acquisition and transaction related expenses for the three months ended June 30, 2016 were primarily due to costs incurred in connection with strategic alternatives of $0.5 million and costs incurred in connection with our sale of real estate investments of $0.2 million. Acquisition and transaction related expenses for the three months ended June 30, 2015 primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures. There were no property acquisitions during the three months ended June 30, 2016 and 2015.
General and Administrative Expense
General and administrative expense decreased $1.1 million to $2.5 million for the three months ended June 30, 2016, compared to $3.6 million for the three months ended June 30, 2015. This decrease primarily related to a decrease in audit fees of $0.9 million, a decrease in legal fees of $0.4 million and a decrease in transfer agent fees of $0.3 million. This decrease was partially offset by $0.6 million incurred from related parties for cost reimbursements including personnel costs during the three months ended June 30, 2016.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 million to $25.5 million for the three months ended June 30, 2016, compared to $25.4 million for the three months ended June 30, 2015. This increase was driven primarily by depreciation and amortization expense of $0.3 million on our 2016 Acquisitions, partially offset by a decrease in depreciation and amortization expense of $0.2 million on our 2016 Disposals. Three Month Same Store depreciation and amortization expense remained constant. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $4.1 million to $12.3 million for the three months ended June 30, 2016, compared to $8.2 million for the three months ended June 30, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended June 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended June 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$1,049,926	$12,443	4.77%	$469,719	$6,614	5.66%
Credit Facility	$—	—	—%	$423,000	2,194	1.94%
Amortization of deferred financing costs		1,150			1,306
Amortization of mortgage premiums		(1,265)			(1,875)
Interest Expense		$12,328			$8,239
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities for the three months ended June 30, 2015 of $0.2 million related to investments we held in redeemable preferred stock. As of June 30, 2015, we held other real estate securities, at fair value, of $10.1 million. We did not hold other real estate securities at any point during the three months ended June 30, 2016.
Gain on Sale of Real Estate Investments
Gain on sale of real estate investments of $0.5 million for the three months ended June 30, 2016 resulted from the sale of eight properties with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs. No real estate investments were sold during the three months ended June 30, 2015.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
We owned 455 properties for the entirety of the six months ended June 30, 2016 and the six months ended June 30, 2015 (our "Six Month Same Store") with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. In May 2016, we sold eight properties, which had an aggregate base purchase price of $29.1 million and consisted of 0.1 million rentable square feet, and we amended terms on 160 of our leases with SunTrust Bank, which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank. We did not purchase or sell any properties, or amend any lease terms during 2015.
Rental Income
Rental income increased $1.3 million to $81.7 million for the six months ended June 30, 2016, compared to $80.4 million for the six months ended June 30, 2015. This increase in rental income was primarily due to $0.9 million of incremental income from our 2016 Acquisitions. Additionally, our Six Month Same Store rental income increased $0.6 million as a result of our 2016 Leasing Activity. These increases were partially offset by a decrease in rental income of $0.2 million due to our 2016 Disposals.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $0.1 million to $5.8 million for the six months ended June 30, 2016 compared to $5.7 million for the six months ended June 30, 2015. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. This increase in operating expense reimbursement revenue was consistent with the increase in property operating expense during the same period.

Interest Income from Debt Investments
Interest income from debt investments for the six months ended June 30, 2016 of $0.6 million related to our CRE Debt Investments. For the six months ended June 30, 2016, the average carrying value of our commercial mortgage loans was $25.3 million, and the weighted-average yield of our commercial mortgage loans was 4.3%. We did not have CRE Debt Investments during the six months ended June 30, 2015.
Asset Management Fees to Related Party
Asset management fees to related party increased $4.9 million to $9.0 million for the six months ended June 30, 2016, compared to $4.1 million for the six months ended June 30, 2015. These fees relate to services we receive from our Advisor in connection with the management of our assets. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we incur from our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. We did not incur the variable portion of the base management fee or a variable management fee during the six months ended June 30, 2016. Please see Note 10 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense increased $0.1 million to $6.6 million for the six months ended June 30, 2016, compared to $6.5 million for the six months ended June 30, 2015. This increase was primarily driven by an increase in our Six Month Same Store property operating expense of $0.1 million, as a result of increased maintenance expenses. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $0.6 million to $1.1 million for the six months ended June 30, 2016, compared to $0.5 million for the six months ended June 30, 2015. Acquisition and transaction related expenses for the six months ended June 30, 2016 were primarily due to costs incurred in connection with strategic alternatives of $0.5 million and costs incurred in connection with our sales of real estate investments and commercial mortgage loans of $0.6 million. Acquisition and transaction related expenses for the six months ended June 30, 2015 primarily related to third party appraisal costs incurred in connection with our purchase price allocation procedures. There were no property acquisitions during the six months ended June 30, 2015.
General and Administrative Expense
General and administrative expense increased $0.3 million to $5.8 million for the six months ended June 30, 2016, compared to $5.5 million for the six months ended June 30, 2015. This increase primarily related to $1.4 million incurred from related parties for cost reimbursements including personnel costs during the six months ended June 30, 2016 and an increase in distributions on Class B Units of $0.2 million resulting from increased Class B Units issued as of June 30, 2016 compared to June 30, 2015. These increases were partially offset by a decrease in audit fees of $0.9 million and a decrease in transfer agent fees of $0.5 million.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.2 million to $51.0 million for the six months ended June 30, 2016, compared to $50.8 million for the six months ended June 30, 2015. This increase was driven primarily by depreciation and amortization expense of $0.4 million on our 2016 Acquisitions, partially offset by a decrease in depreciation and amortization expense of $0.2 million on our 2016 Disposals. Six Month Same Store depreciation and amortization expense remained constant. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $8.6 million to $25.0 million for the six months ended June 30, 2016, compared to $16.4 million for the six months ended June 30, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the six months ended June 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Six Months Ended June 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$1,051,487	$24,950	4.77%	$469,841	$13,172	5.66%
Credit Facility	$—	—	—%	$423,000	4,352	1.93%
Amortization of deferred financing costs		2,250			2,608
Amortization of mortgage premiums		(2,241)			(3,733)
Interest Expense		$24,959			$16,399
Distribution Income from Other Real Estate Securities
Distribution income from other real estate securities for the six months ended June 30, 2015 of $0.3 million related to investments we held in redeemable preferred stock. As of June 30, 2015, we held other real estate securities, at fair value, of $10.1 million. We did not hold other real estate securities at any point during the six months ended June 30, 2016.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.5 million for the six months ended June 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $8.7 million for $9.3 million. No other real estate securities were sold during the six months ended June 30, 2016.
Gain on Sale of Real Estate Investments
Gain on sale of real estate investments of $0.5 million for the six months ended June 30, 2016 resulted from the sale of eight properties with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs. No real estate investments were sold during the six months ended June 30, 2015.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, we had cash flows provided by operating activities of $38.2 million. The level of cash flows used in or provided by operating activities is affected by, among other things, receipt of rental revenue and the amount of acquisition and transaction related costs incurred. Cash inflows during the six months ended June 30, 2016 included a net loss adjusted for non-cash items of $41.2 million (net loss of $9.9 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, net amortization of market lease intangibles and share-based compensation, partially offset by amortization of mortgage premiums, net discount accretion and premium amortization on investments and gain on sale of real estate investments, of $51.1 million) and an increase in accounts payable and accrued expenses of $1.9 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.3 million and a decrease in deferred rent and other liabilities of $0.6 million.
The net cash provided by investing activities during the six months ended June 30, 2016 of $38.1 million was generated from the proceeds from the sale of commercial mortgage loans of $56.9 million and the sale of real estate investments of $15.5 million, partially offset by amounts invested in real estate and other assets of $34.2 million.
The net cash used in financing activities of $57.8 million during the six months ended June 30, 2016 consisted primarily of cash distributions of $41.2 million, common stock repurchases of $16.3 million and payments of mortgage notes payable of $0.5 million.

Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, we had cash flows provided by operating activities of $50.0 million. The level of cash flows used in or provided by operating activities is affected by, among other things, the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash inflows during the six months ended June 30, 2015 included net income adjusted for non-cash items of $53.2 million (net income of $3.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by a gain on sale of investments and amortization of mortgage premiums, of $49.9 million) and an increase in accounts payable and accrued expenses of $1.1 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.1 million and a decrease in deferred rent and other liabilities of $0.2 million.
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
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $149.0 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations and cash distributions to our stockholders.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our secured mortgage financings.
We use debt financing to fund a portion of our capital needs. As of June 30, 2016, we had $1.0 billion of mortgage notes payable outstanding, with a leverage ratio (total debt divided by total assets) of 48.0%.
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended June 30, 2016
(In thousands)	March 31, 2016	June 30, 2016
Net loss (in accordance with GAAP)	$(5,854)	$(4,077)	$(9,931)
Gain on sale of real estate investments	—	(454)	(454)
Depreciation and amortization	25,493	25,538	51,031
FFO	19,639	21,007	40,646
Acquisition and transaction related fees and expenses	343	734	1,077
Amortization of market lease and other intangibles, net	415	119	534
Straight-line rent	(1,723)	(1,682)	(3,405)
Amortization of mortgage premiums on borrowings	(976)	(1,265)	(2,241)
Discount accretion on investment	(7)	(8)	(15)
MFFO	$17,691	$18,905	$36,596
Distributions
In April 2013, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00452054795 per day, which is equivalent to $1.65 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.65 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.00450819672 per day per share of common stock, effective January 1, 2016, to reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the six months ended June 30, 2016, distributions paid to common stockholders totaled $53.8 million, inclusive of $12.6 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the six months ended June 30, 2016, cash used to pay distributions was generated from cash flows provided by operations.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2016
	March 31, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$26,767		$27,004		$53,771

Source of distribution coverage:
Cash flows provided by operations (1)	$26,767	100.0%	$27,004	100.0%	$53,771	100.0%
Total source of distribution coverage	$26,767	100.0%	$27,004	100.0%	$53,771	100.0%

Cash flows provided by operations (GAAP basis)	$20,585		$17,630		$38,215
Net loss (in accordance with GAAP)	$(5,854)		$(4,077)		$(9,931)
_____________________

(1)
Includes $6.2 million, $9.4 million and $15.6 million of cash flows provided by operations in prior periods for the three months ended March 31, 2016 and June 30, 2016 and the six months ended June 30, 2016, respectively.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2016, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of June 30, 2016, our leverage ratio (total debt divided by total assets) was 48.0%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2016. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter
Principal on mortgage notes payable	$1,039,759	$514	$84,536	$652,019	$302,690
Interest on mortgage notes payable	205,444	24,753	91,095	82,390	7,206
Ground lease rental payments due	8,833	458	1,824	1,576	4,975
	$1,254,036	$25,725	$177,455	$735,985	$314,871
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
Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.

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
As of June 30, 2016, our debt consisted of fixed-rate secured mortgage financings with a gross carrying value and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $39.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $37.4 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 28, 2016, in consideration of the strategic review process, our board of directors determined to amend the SRP to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the weighted average number of shares of our common stock outstanding during our prior fiscal year and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP.
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

The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Six months ended June 30, 2016	7,854	24.17
Cumulative repurchases as of June 30, 2016	2,081,499	$24.12
During the six months ended June 30, 2016, 5.0 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 11, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.29 *	Form of Restricted Stock Award Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Amendment to Amended and Restated Share Repurchase Program
99.2(1)	Amendment to Distribution Reinvestment Plan
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2016.