Form 10-Q
period 2016-09-30
American Finance Trust, Inc
filed 2016-11-10
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 65,805,176 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$345,221	$358,278
Buildings, fixtures and improvements	1,555,548	1,540,821
Acquired intangible lease assets	319,268	319,028
Total real estate investments, at cost	2,220,037	2,218,127
Less: accumulated depreciation and amortization	(291,207)	(215,427)
Total real estate investments, net	1,928,830	2,002,700
Cash and cash equivalents	143,386	130,500
Restricted cash	7,890	7,887
Commercial mortgage loan, held for investment, net	17,163	17,135
Prepaid expenses and other assets	27,273	21,982
Deferred costs, net	4,859	—
Assets held for sale	—	56,884
Total assets	$2,129,401	$2,237,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$1,022,344	$1,033,582
Mortgage premiums, net	11,671	14,892
Market lease liabilities, net	15,460	18,133
Accounts payable and accrued expenses (including $676 and $541 due to related parties as of September 30, 2016 and December 31, 2015, respectively)	15,581	24,964
Deferred rent and other liabilities	7,704	9,569
Distributions payable	8,902	9,199
Total liabilities	1,081,662	1,110,339
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 65,805,432 and 64,961,256 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	658	650
Additional paid-in capital	1,449,647	1,429,294
Accumulated deficit	(402,566)	(303,195)
Total stockholders' equity	1,047,739	1,126,749
Total liabilities and stockholders' equity	$2,129,401	$2,237,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$41,357	$40,218	$123,033	$120,649
Operating expense reimbursements	3,162	3,105	8,979	8,809
Interest income from debt investments	239	728	809	728
Total revenues	44,758	44,051	132,821	130,186

Operating expenses:
Asset management fees to related party	4,500	4,413	13,500	8,509
Property operating	3,511	3,525	10,131	10,051
Impairment charges	117	—	117	—
Acquisition and transaction related	4,381	946	5,458	1,452
General and administrative	2,998	2,607	8,840	8,106
Depreciation and amortization	25,446	25,387	76,477	76,160
Total operating expenses	40,953	36,878	114,523	104,278
Operating income	3,805	7,173	18,298	25,908
Other (expense) income:
Interest expense	(12,574)	(11,297)	(37,533)	(27,696)
Loss on extinguishment of debt	—	(7,564)	—	(7,564)
Distribution income from other real estate securities	—	25	—	363
Gain on sale of other real estate securities	—	192	—	738
Gain on sale of real estate investments	—	—	454	—
Other income	40	43	121	100
Total other expense, net	(12,534)	(18,601)	(36,958)	(34,059)
Net loss	$(8,729)	$(11,428)	$(18,660)	$(8,151)

Other comprehensive loss:
Change in unrealized income on investment securities	—	(562)	—	(746)
Comprehensive loss	$(8,729)	$(11,990)	$(18,660)	$(8,897)

Basic net loss per share	$(0.13)	$(0.17)	$(0.29)	$(0.12)
Diluted net loss per share	$(0.13)	$(0.17)	$(0.29)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	64,961,256	$650	$1,429,294	$(303,195)	$1,126,749
Common stock issued through distribution reinvestment plan	848,307	8	20,491	—	20,499
Common stock repurchases	(7,854)	—	(190)	—	(190)
Share-based compensation	3,723	—	52	—	52
Distributions declared	—	—	—	(80,711)	(80,711)
Net loss	—	—	—	(18,660)	(18,660)
Balance, September 30, 2016	65,805,432	$658	$1,449,647	$(402,566)	$1,047,739

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,660)	$(8,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50,595	50,210
Amortization of in-place lease assets	25,841	25,950
Amortization (including accelerated write-off) of deferred costs	3,408	11,497
Amortization of mortgage premiums on borrowings	(3,221)	(5,624)
Discount accretion and premium amortization on investments, net	(28)	(18)
Amortization of market lease intangibles, net	506	1,249
Share-based compensation	52	40
Gain on sale of real estate investments	(454)	—
Impairment charges	117	—
Gain on sale of other real estate securities	—	(738)
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,638)	(6,560)
Accounts payable and accrued expenses	6,101	2,188
Deferred rent and other liabilities	(1,865)	(245)
Net cash provided by operating activities	55,754	69,798
Cash flows from investing activities:
Origination of commercial mortgage loans	—	(79,410)
Proceeds from sale of commercial mortgage loans	56,884	—
Purchase of commercial mortgage-backed securities	—	(30,198)
Investments in real estate and other assets	(34,244)	—
Proceeds from sale of real estate investments	15,521	—
Proceeds from sale of other real estate securities	—	19,266
Net cash provided by (used in) investing activities	38,161	(90,342)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	655,000
Payments on mortgage notes payable	(752)	(716)
Payments on credit facility	—	(423,000)
Payments of financing costs	(3,512)	(17,078)
Common stock repurchases	(16,253)	(11,649)
Distributions paid	(60,509)	(46,905)
Restricted cash	(3)	(37,947)
Net cash (used in) provided by financing activities	(81,029)	117,705
Net change in cash and cash equivalents	12,886	97,161
Cash and cash equivalents, beginning of period	130,500	74,760
Cash and cash equivalents, end of period	$143,386	$171,921

Supplemental Disclosures:
Cash paid for interest	$36,901	$27,506
Cash paid for income taxes	$738	$810

Non-Cash Financing Activities:
Mortgage notes payable released in connection with disposition of real estate	$13,941	$—
Common stock issued through distribution reinvestment plan	$20,499	$34,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., has acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. The Company manages and optimizes its investments in its existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invests in additional net lease properties. As of September 30, 2016, the Company owned 458 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. To a lesser extent, the Company invests in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). The Company has financed its CRE Debt Investments primarily through mortgage financing secured by its Net Lease Portfolio, and it may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
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
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of September 30, 2016, the Company had 65.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.6 billion.
The Company has no employees. The Company has retained American Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor" or "AR Global"), as a result of which, they are related parties of the Company, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing the Company's business.
Note 2 — Pending Merger Agreement
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital — Retail Centers of America, Inc. (“RCA”), American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”). The Merger Agreement provides for (a) the merger of RCA with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of the Target OP with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), will be converted into the right to receive (x) a number of shares of common stock of the Company, $0.01 par value per share (the “Company Common Stock”) equal to 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) will automatically be converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time will automatically be converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time will be converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA SLP”), in the RCA OP will be redeemed for a cash payment, to be determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
The Merger Agreement provided RCA with a go-shop period, during which time RCA had the right to actively solicit superior proposals from third parties for 45 days from the date of the Merger Agreement (the "Go-Shop Period"). The Go-Shop Period ended on October 21, 2016 with no alternative acquisition proposals provided by third parties.
In the event that the Company or RCA terminates the Merger Agreement under specified circumstances, the Company or RCA, as applicable, are required to pay a termination fee of $25.6 million.
In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions.
The Company and RCA each are sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide services to the Company and RCA pursuant to written advisory agreements.
The completion of the Mergers is subject to the approval of the Company's and RCA's shareholders as well as satisfaction of customary closing conditions. A joint preliminary proxy statement/prospectus describing the proposed Mergers was filed on Form S-4 with the Securities and Exchange Commission (the “SEC”) on October 21, 2016. The Mergers are expected to close in the first quarter of 2017. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Mergers has not yet occurred, and the Company cannot assure that the Mergers will be completed based on the terms of the Merger Agreement or at all.
The shares of the Company's common stock have been approved for listing on the New York Stock Exchange (the "NYSE") under the symbol "AFIN" (the "Listing"), subject to the Company being in compliance with all applicable listing standards on the date it begins trading on the NYSE. The Company intends to list its common stock on the NYSE at a time yet to be determined following the completion of the Mergers. There can be no assurance that the Company's common stock will be listed or when the Company's common stock will commence trading on the NYSE.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016, other than the updates described below.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs net of accumulated amortization and deferred leasing costs net of accumulated amortization.
Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, are deferred and amortized over the term of the lease.
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $16.6 million and $20.1 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
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
September 30, 2016
(Unaudited)

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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4 — Real Estate Investments
The Company owned 458 properties, which were acquired for investment purposes, as of September 30, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2016. There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2015:

Nine Months Ended September 30, 2016
(Dollar amounts in thousands)
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
_____________________________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, above-market ground lease liability and below-market lease liabilities acquired during the nine months ended September 30, 2016 were 9.5 years, 9.6 years, 48.6 years and 9.5 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	September 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$305,578	$92,515	$213,063	$305,245	$68,278	$236,967
Above-market lease assets	13,690	7,410	6,280	13,783	5,555	8,228
Total acquired intangible lease assets	$319,268	$99,925	$219,343	$319,028	$73,833	$245,195
Intangible liabilities:
Above-market ground lease liability	$85	$1	$84	$—	$—	$—
Below-market lease liabilities	19,242	3,866	15,376	20,623	2,490	18,133
Total acquired intangible lease liabilities	$19,327	$3,867	$15,460	$20,623	$2,490	$18,133

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
In-place leases	$8,550	$8,650	$25,841	$25,950
Total added to depreciation and amortization	$8,550	$8,650	$25,841	$25,950

Above-market leases	$(724)	$(751)	$(2,220)	$(2,254)
Below-market lease liabilities	752	335	1,713	1,005
Total added to (deducted from) rental income	$28	$(416)	$(507)	$(1,249)

Above-market ground lease liability	$—	$—	$(1)	$—
Total deducted from property operating expense	$—	$—	$(1)	$—
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	October 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$8,548	$34,193	$24,207	$24,187	$22,569
Total to be added to depreciation and amortization	$8,548	$34,193	$24,207	$24,187	$22,569

Above-market leases	$(724)	$(2,895)	$(526)	$(526)	$(526)
Below-market lease liabilities	752	3,009	974	974	974
Total to be added to rental income	$28	$114	$448	$448	$448

Above-market ground lease liability	$—	$(2)	$(2)	$(2)	$(2)
Total to be deducted from property operating expense	$—	$(2)	$(2)	$(2)	$(2)
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2016 had been consummated on January 1, 2015:

	Nine Months Ended September 30,
(In thousands, except per share data)	2016 (1)	2015
Pro forma revenues	$133,189	$132,210
Pro forma net loss	$(18,533)	$(7,240)
Basic pro forma net loss per share	$(0.28)	$(0.11)
Diluted pro forma net loss per share	$(0.28)	$(0.11)
_____________________

(1)
For the nine months ended September 30, 2016, aggregate revenues and net income derived from the Company's 2016 acquisitions (for the Company's period of ownership) were $1.7 million and $0.8 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 to December 31, 2016	$39,633
2017	160,004
2018	153,784
2019	155,875
2020	150,703
Thereafter	912,235
$1,572,234
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	September 30,
Tenant	2016	2015
SunTrust Bank	17.8%	17.9%
Sanofi US	11.4%	11.6%
C&S Wholesale Grocer	10.2%	10.4%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of the dates indicated:

	September 30,
State	2016	2015
New Jersey	20.0%	20.3%
Georgia	11.0%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.
Real Estate Sales
On May 12, 2016 the Company entered into a purchase and sale agreement with SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. ("SunTrust"), for, and simultaneously closed on, the sale of eight single-tenant net lease properties operated by SunTrust for an aggregate contract price of $28.9 million, exclusive of closing costs. On September 14, 2016, the Company sold an additional single-tenant net lease property operated by SunTrust for a contract price of $0.7 million, exclusive of closing costs. The sale of these properties resulted in an impairment charge of $0.1 million for the three and nine months ended September 30, 2016 and a gain of $0.5 million for the nine months ended September 30, 2016, which is reflected within gain on sale of real estate investments on the consolidated statements of operations and comprehensive loss. No gain on sale of real estate investments was recognized during the three months ended September 30, 2016. The Company did not sell any properties during the three and nine months ended September 30, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Note 5 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan portfolio:

		September 30, 2016			December 31, 2015
Loan Type	Property Type	Par Value		Percentage	Par Value		Percentage
		(In thousands)			(In thousands)
Senior	Student Housing — Multifamily	$17,200		100.0%	$17,200		21.6%
Senior	Retail	—	(1)	—%	18,150	(1)	22.7%
Senior	Hospitality	—	(1)	—%	44,500	(1)	55.7%
		$17,200		100.0%	$79,850		100.0%
_____________________________________

(1)	These loans were classified as held for sale as of December 31, 2015 and were sold during the nine months ended September 30, 2016 for $56.9 million.
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of September 30, 2016, the risk rating of the Company's commercial loan held for investment was 3. As of September 30, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of September 30, 2016 or December 31, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

For the nine months ended September 30, 2016 and 2015, the activity on the Company's commercial mortgage loans, held for investment, was as follows:

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Beginning balance	$17,135	$—
Originations	—	79,410
Discount accretion and premium amortization (1)	28	16
Ending balance	$17,163	$79,426
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Note 6 — Other Real Estate Securities
The following table details the realized gains on sale of the Company's other real estate securities, which consisted of redeemable preferred stock, during the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, the Company had no investments in other real estate securities; as such, there were no other real estate securities sold during the nine months ended September 30, 2016:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain
Three Months Ended September 30, 2015	$9,821	$10,013	$192
Nine Months Ended September 30, 2015	$18,528	$19,266	$738
Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2016 and December 31, 2015 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,930	$8,190	6.01%		6.01%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.56%		5.56%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	115	89,493	99,677	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	38,444	38,936	5.63%		5.63%		Fixed	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	649,532	4.36%		4.36%		Fixed	Sep. 2020	Sep. 2020
Gross mortgage notes payable	450	1,038,955	1,053,648	4.76%	(1)	4.77%	(1)
Deferred financing costs, net of accumulated amortization		(16,611)	(20,066)
Mortgage notes payable, net of deferred financing costs		$1,022,344	$1,033,582
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of September 30, 2016 and December 31, 2015, the Company had pledged $2.0 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of September 30, 2016, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 of the Company's properties. As of September 30, 2016, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of September 30, 2016, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of September 30, 2016, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of September 30, 2016.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to September 30, 2016 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2016 to December 31, 2016	$262
2017	1,080
2018	1,143
2019	1,211
2020	650,808
Thereafter	384,451
$1,038,955
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 8 — Fair Value of Financial Instruments
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
The Company had commercial mortgage loans held for sale, which were carried at fair value on the consolidated balance sheet as of December 31, 2015. Commercial mortgage loans held for sale were valued using the sale price from the term sheet, which is an observable input. As a result, the Company's commercial mortgage loans held for sale were classified in Level 2 of the fair value hierarchy. There were no commercial mortgage loans held for sale as of September 30, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no financial instruments measured at fair value on a recurring basis as of September 30, 2016. Additionally, there were no financial instruments measured at fair value on a non recurring basis as of September 30, 2016 or December 31, 2015:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Commercial mortgage-backed securities	$—	$56,884	$—	$56,884
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015. There were no transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Commercial mortgage loan, held for investment	3	$17,163	$16,572	$17,135	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,050,626	$1,099,346	$1,068,540	$1,103,352
The fair value of the commercial mortgage loan is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates.
Note 9 — Common Stock
As of September 30, 2016 and December 31, 2015, the Company had 65.8 million and 65.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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
On March 17, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2015, which was published on March 18, 2016. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the amount at which the Company's shares would trade on a national securities exchange, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2015 that would have affected the Company's net asset value.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Under the SRP, the repurchase price per share for requests other than for death or disability are as follows:

•
after one year from the purchase date — 92.5% of the then-current estimated net asset value per share of the Company's common stock, approved by the Company's board of directors ("Estimated Per-Share NAV");

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
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Nine months ended September 30, 2016	7,854	24.17
Cumulative repurchases as of September 30, 2016	2,081,499	$24.12
During the nine months ended September 30, 2016, 5.8 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, the Company's stockholders could elect to reinvest distributions by purchasing shares of common stock. Until November 14, 2014, the Company offered shares pursuant to the DRIP at $23.75, which was 95.0% of the initial offering price of shares of common stock in the IPO. Effective November 14, 2014, the Company began offering shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. The DRIP was suspended following the payment of the Company's June 2015 distribution on July 1, 2015.
On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532). On August 30, 2016, in consideration of the Merger, the Company's board of directors determined to suspend the DRIP effective immediately. Accordingly, the final issuance of shares of common stock pursuant to the DRIP prior to the suspension occurred in connection with the Company's July 2016 distribution, paid in August 2016.
No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2016, 0.8 million shares of common stock were issued pursuant to the DRIP.
Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 to December 31, 2016	$229
2017	921
2018	903
2019	902
2020	674
Thereafter	4,975
$8,604
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2016, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the borrowers under the Company's commercial mortgage loan. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
October 1, 2016 to December 31, 2016	$—
2017	2,450
2018	—
2019	—
2020	—
Thereafter	—
$2,450
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Note 11 — Related Party Transactions and Arrangements
As of September 30, 2016 and December 31, 2015, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 units of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or "insourced expenses." These insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing coordination fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the Company's total portfolio contract purchase price or 4.5% of the amount advanced for the Company's total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
As of September 30, 2016, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of September 30, 2016, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three and nine months ended September 30, 2016 and 2015. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Effective July 20, 2015, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee. Effective October 1, 2015, the fixed portion of the base management fee, which is equal to $1.5 million per month, is payable on the first business day of each month, while the variable portion of the base management fee, which is equal to 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing, is payable quarterly in arrears. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three and nine months ended September 30, 2016 and 2015.
The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three and nine months ended September 30, 2016, the Company incurred $0.8 million and $2.2 million of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2015, the Company incurred $0.4 million of reimbursements from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and nine months ended September 30, 2016 and 2015.
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$1,330	$—	$1,330	$—	$—
Financing coordination fees	—	4,913	—	4,913	—	—
Ongoing fees:
Asset management fees	4,500	4,413	13,500	8,509	—	—
Professional fees and other reimbursements (2)	780	1,007	2,303	2,555	534	541
Distributions on Class B Units (2)	436	438	1,300	1,135	142	—
Total related party operation fees and reimbursements	$5,716	$12,101	$17,103	$18,442	$676	$541
_________________________________

(1)
Acquisition fees and expenses from related parties of $0.9 million were recognized in acquisition and transaction related expense on the consolidated statement of operations and comprehensive loss for three and nine months ended September 30, 2015. In addition, over the same periods, the Company capitalized $0.4 million of acquisition expenses to the Company's consolidated balance sheet, which are amortized over the life of each investment using the effective interest method. No acquisition expenses were capitalized during the three and nine months ended September 30, 2016.

(2)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

During the nine months ended September 30, 2016, the Company incurred $1.3 million of cost reimbursements from the Advisor for lease commissions relating to the execution of new SunTrust leases. The lease commissions are included in deferred costs, net on the consolidated balance sheet as of September 30, 2016, and are amortized over the terms of the respective leases. No such costs were incurred during the three months ended September 30, 2016 or the three and nine months ended September 30, 2015.
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

•
the sum of (i) the "market value" (as defined in the Listing Note) of the Company's common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the total raised in the IPO and under the DRIP prior to the Listing ("Gross Proceeds") plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of common stock in the IPO and under the DRIP, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the gross proceeds.

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the nine months ended September 30, 2016, the Company incurred $0.6 million of real estate commissions from the Advisor for its services in connection with the sale of real estate investments. The impact of the real estate commissions is included in gain on sale of real estate investments on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016. No such commissions were incurred during the three months ended September 30, 2016 or the three and nine months ended September 30, 2015. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
Related Party Agreements Executed in Connection with the Mergers
On September 6, 2016, the Company entered into an amendment of the Second A&R Advisory Agreement (the "Third A&R Advisory Agreement"), which will become effective upon the Effective Time. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee will increase from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction") the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee will change from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time.
Under the Third A&R Advisory Agreement, the Company will have the right to internalize the services and terminate the Advisory Agreement, referred to as an “internalization,” after January 1, 2018 as long as (1) more than 67% of the Company’s independent directors approve the internalization; (2) the Company provides written notice to the Advisor; and (3) the Company pays the Advisor a fee equal to (a) $15.0 million plus (b) either (x) if the internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (c)(x) 1% of the purchase price (excluding the portion of the purchase price funded with equity proceeds raised prior to the end of the fiscal quarter in which the notice of election occurs) of each acquisition or merger that occurs between the end of the fiscal quarter in which notice is given and the internalization and (y) without duplication, 1% of the amount of new equity raised by the Company between the end of the fiscal quarter in which notice is given and the internalization. Subject Fees means (I) (A) all amounts payable pursuant to the Advisory Agreement and the Property Management Agreement for the fiscal quarter in which notice occurs multiplied by (B) four plus (II) without duplication, the annual increase in the base management fee resulting from the amount of new equity raised by the Company within the fiscal quarter in which notice occurs, as described above.
On September 6, 2016, the Company entered into an amendment to the agreement of limited partnership of the OP (the “A&R OP Agreement”), which will become effective upon the Effective Time. The A&R OP Agreement makes certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) internalization of the Advisor’s services after the Effective Time pursuant to the conditions in the Third A&R Advisory Agreement; and (c) certain matters related to changes in the Third A&R Advisory Agreement.
On September 6, 2016, the Company entered into an amended and restated property management and leasing agreement (the “Property Management Agreement”) with the Property Manager in respect of (1) the properties owned by the Company prior to the Merger and (2) any double- and triple-net leased single tenant properties acquired by the Company after the Effective Time and during the term of the Property Management Agreement (collectively, the “Company Properties” and together with the Target Properties, the “Properties”). The Property Management Agreement will become effective at the Effective Time and will be of no force or effect in the event the Merger Agreement is terminated prior to the Merger being consummated.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Property Management Agreement provides that the Property Manager will be entitled to a management fee equal to 4% of the gross rental receipts from properties currently owned by RCA (“Target Properties”), including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15% administrative charge for common area expenses.
In addition, the Property Manager will be entitled to transition fees of up to $2,500 for each Target Property managed, a construction fee equal to 6% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a Target Property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the Target Properties.
The Property Management Agreement has an initial term ending October 1, 2018, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause due to material breach of the agreement, fraud, criminal conduct or willful misconduct, insolvency or bankruptcy of the Property Manager.
Note 12 — Economic Dependency
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
Note 13 — Share-Based Compensation
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. The Company accounts for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In April 2015, the board of directors adopted an Amended and Restated RSP (the "A&R RSP") that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

•
it increases the number of shares of Company capital stock, par value $0.01 per share (the "Capital Stock"), available for awards thereunder from 5.0% of the Company's outstanding shares of Capital Stock on a fully diluted basis at any time, not to exceed 3.4 million shares of Capital Stock, to 10.0% of the Company's outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the nine months ended September 30, 2016:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2015	7,455	$23.34
Granted	3,723	24.17
Vested	(1,811)	23.19
Unvested, September 30, 2016	9,367	$23.70
As of September 30, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 3.4 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $31,000 and $26,000 for the three months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was $0.1 million and approximately $40,000 for the nine months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three and nine months ended September 30, 2016 and 2015.
Note 14 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted net loss	$(8,729)	$(11,428)	$(18,660)	$(8,151)
Basic and diluted weighted-average shares outstanding	65,741,735	66,450,057	65,334,465	66,058,803
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.29)	$(0.12)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Diluted net loss per share assumes the conversion of certain common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock (1)	8,381	7,319	7,521	5,975
OP Units	90	90	90	90
Class B Units	1,052,420	1,052,420	1,052,420	919,611
Total weighted-average antidilutive common share equivalents	1,060,891	1,059,829	1,060,031	925,676
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 9,367 and 7,455 shares of unvested restricted stock outstanding as of September 30, 2016 and 2015, respectively.

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
SRP Amendment
On November 7, 2016, the board of directors of the Company determined to amend the Company’s existing SRP to provide that for purposes of the SRP, shares received from the Company in exchange for shares of RCA pursuant to the Merger, if the Merger is completed, will be deemed to have been acquired from the Company on the date that the holder acquired the shares of RCA, provided the holder of RCA shares purchased the RCA shares from RCA or received their shares from RCA (directly or indirectly) through one or more non-cash transactions and any holding period under the SRP shall be deemed to include the period that shares of RCA were held by the holder.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We may not be able to consummate the Mergers (as defined below) with American Realty Capital — Retail Centers of America, Inc. ("RCA") within the expected time period, or at all, due to various reasons, including, but not limited to, the failure to obtain approval by our stockholders and the stockholders of RCA.

•
We and RCA expect to incur substantial expenses related to the Mergers, whether or not consummated, and may be unable to realize the anticipated benefits of the Mergers or do so within the anticipated timeframe.

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

•
Although we have announced our intention to list our shares of common stock on the New York Stock Exchange ("NYSE") at a time yet to be determined following the completion of the Mergers, there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

Overview
We have acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We manage and optimize our investments in our existing portfolio of net leased commercial real estate properties (the "Net Lease Portfolio") and selectively invest in additional net lease properties. As of September 30, 2016, we owned 458 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. To a lesser extent, we invest in commercial real estate mortgage loans and other commercial real estate-related debt investments (such investments collectively, "CRE Debt Investments"). We have financed our CRE Debt Investments primarily through mortgage financing secured by our Net Lease Portfolio, and we may use mortgage specific repurchase agreement facilities and collateralized debt obligations to finance future CRE Debt Investments.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of September 30, 2016, we had 65.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.6 billion.
On March 17, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $24.17 as of December 31, 2015, which was published on March 18, 2016.
We have no employees. We have retained Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor" or "AR Global"), as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business.
Pending Merger Agreement
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RCA, American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”). The Merger Agreement provides for (a) the merger of RCA with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of the Target OP with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), will be converted into the right to receive (x) a number of shares of our common stock, $0.01 par value per share (the “Company Common Stock”) equal to 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from us, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) will automatically be converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time will automatically be converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time will be converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA SLP”), in the RCA OP will be redeemed for a cash payment, to be determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
The Merger Agreement provided RCA with a go-shop period, during which time RCA had the right to actively solicit superior proposals from third parties for 45 days from the date of the Merger Agreement (the "Go-Shop Period"). The Go-Shop Period ended on October 21, 2016 with no alternative acquisition proposals provided by third parties.
In the event that we or RCA terminate the Merger Agreement under specified circumstances, we or RCA, as applicable, are required to pay a termination fee of $25.6 million.

In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions.
The Company and RCA each are sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide services to us and RCA pursuant to written advisory agreements.
The completion of the Mergers is subject to the approval of our and RCA's shareholders as well as satisfaction of customary closing conditions. A preliminary joint proxy statement/prospectus describing the proposed Mergers was filed on Form S-4 with the Securities and Exchange Commission (the “SEC”) in October 2016. The Mergers are expected to close in the first quarter of 2017. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Mergers has not yet occurred, and we cannot assure that the Mergers will be completed based on the terms of the Merger Agreement or at all.
The shares of our common stock have been approved for listing on the New York Stock Exchange (the "NYSE") under the symbol "AFIN" (the "Listing"), subject to our being in compliance with all applicable listing standards on the date our common stock begins trading on the NYSE. We intend to list our common stock on the NYSE at a time yet to be determined following the completion of the Mergers. There can be no assurance that our common stock will be listed or when our common stock will commence trading on the NYSE.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income for all applicable periods. There are no real estate investments held for sale as of September 30, 2016 and December 31, 2015.
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
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $16.6 million and $20.1 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new guidance.

Properties
As of September 30, 2016, we owned 458 properties, which were acquired for investment purposes, comprised of 13.3 million rentable square feet and located in 37 states. All of our properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.4 years as of September 30, 2016.
The following table represents certain additional information about the properties we own at September 30, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	11.6
Walgreens I	Jul. 2013	1	10,500	21.0
Dollar General II	Jul. 2013	2	18,052	11.7
Auto Zone I	Jul. 2013	1	7,370	10.8
Dollar General III	Jul. 2013	5	45,989	11.6
BSFS I	Jul. 2013	1	8,934	7.3
Dollar General IV	Jul. 2013	2	18,126	9.4
Tractor Supply I	Aug. 2013	1	19,097	11.2
Dollar General V	Aug. 2013	1	12,480	11.3
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	8.9
Family Dollar I	Aug. 2013	1	8,050	4.8
Lowe's I	Aug. 2013	5	671,313	12.8
O'Reilly Auto Parts I	Aug. 2013	1	10,692	13.8
Food Lion I	Aug. 2013	1	44,549	13.1
Family Dollar II	Aug. 2013	1	8,028	6.8
Walgreens II	Aug. 2013	1	14,490	16.5
Dollar General VI	Aug. 2013	1	9,014	9.4
Dollar General VII	Aug. 2013	1	9,100	11.5
Family Dollar III	Aug. 2013	1	8,000	6.0
Chili's I	Aug. 2013	2	12,700	9.2
CVS I	Aug. 2013	1	10,055	9.3
Joe's Crab Shack I	Aug. 2013	2	16,012	10.5
Dollar General VIII	Sep. 2013	1	9,100	11.8
Tire Kingdom I	Sep. 2013	1	6,635	8.5
Auto Zone II	Sep. 2013	1	7,370	6.7
Family Dollar IV	Sep. 2013	1	8,320	6.8
Fresenius I	Sep. 2013	1	5,800	8.8
Dollar General IX	Sep. 2013	1	9,014	8.6
Advance Auto I	Sep. 2013	1	10,500	6.8
Walgreens III	Sep. 2013	1	15,120	9.5
Walgreens IV	Sep. 2013	1	13,500	8.0
CVS II	Sep. 2013	1	13,905	20.4
Arby's I	Sep. 2013	1	3,000	11.8
Dollar General X	Sep. 2013	1	9,100	11.5
AmeriCold I	Sep. 2013	9	1,407,166	11.0
Home Depot I	Sep. 2013	2	1,315,200	10.3
New Breed Logistics I	Sep. 2013	1	390,486	5.1
American Express Travel Related Services I	Sep. 2013	2	785,164	3.4
L.A. Fitness I	Sep. 2013	1	45,000	7.4
SunTrust Bank I	Sep. 2013	32	182,400	7.0
National Tire & Battery I	Sep. 2013	1	10,795	7.2
Circle K I	Sep. 2013	19	54,521	12.1
Walgreens V	Sep. 2013	1	14,490	10.9
Walgreens VI	Sep. 2013	1	14,560	12.6
FedEx Ground I	Sep. 2013	1	21,662	6.7

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	13.1
O'Charley's I	Sep. 2013	20	135,973	15.1
Krystal Burgers Corporation I	Sep. 2013	6	12,730	13.0
Merrill Lynch, Pierce, Fenner & Smith I	Sep. 2013	3	553,841	8.2
1st Constitution Bancorp I	Sep. 2013	1	4,500	7.3
American Tire Distributors I	Sep. 2013	1	125,060	7.3
Tractor Supply II	Oct. 2013	1	23,500	7.0
United Healthcare I	Oct. 2013	1	400,000	4.8
National Tire & Battery II	Oct. 2013	1	7,368	15.7
Tractor Supply III	Oct. 2013	1	19,097	11.6
Mattress Firm II	Oct. 2013	1	4,304	6.9
Dollar General XI	Oct. 2013	1	9,026	10.6
Academy Sports I	Oct. 2013	1	71,640	11.8
Talecris Plasma Resources I	Oct. 2013	1	22,262	6.5
Amazon I	Oct. 2013	1	79,105	6.8
Fresenius II	Oct. 2013	2	16,047	10.9
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	12.2
Dollar General XIII	Nov. 2013	1	9,169	9.5
Advance Auto II	Nov. 2013	2	13,887	6.6
FedEx Ground II	Nov. 2013	1	48,897	6.8
Burger King I	Nov. 2013	41	168,192	17.2
Dollar General XIV	Nov. 2013	3	27,078	11.7
Dollar General XV	Nov. 2013	1	9,026	12.1
FedEx Ground III	Nov. 2013	1	24,310	6.9
Dollar General XVI	Nov. 2013	1	9,014	9.2
Family Dollar V	Nov. 2013	1	8,400	6.5
Walgreens VIII	Dec. 2013	1	14,490	7.3
CVS III	Dec. 2013	1	10,880	7.3
Mattress Firm III	Dec. 2013	1	5,057	6.8
Arby's II	Dec. 2013	1	3,494	11.6
Family Dollar VI	Dec. 2013	2	17,484	7.3
SAAB Sensis I	Dec. 2013	1	90,822	8.5
Citizens Bank I	Dec. 2013	9	34,777	7.3
Walgreens IX	Jan. 2014	1	14,490	6.3
SunTrust Bank II	Jan. 2014	30	148,233	10.5
Mattress Firm IV	Jan. 2014	1	5,040	7.9
FedEx Ground IV	Jan. 2014	1	59,167	6.8
Mattress Firm V	Jan. 2014	1	5,548	7.1
Family Dollar VII	Feb. 2014	1	8,320	7.8
Aaron's I	Feb. 2014	1	7,964	6.9
Auto Zone III	Feb. 2014	1	6,786	6.5
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	6.0
Advance Auto III	Feb. 2014	1	6,124	7.9
Family Dollar VIII	Mar. 2014	3	24,960	6.8
Dollar General XVII	Mar. & May 2014	3	27,078	11.5
SunTrust Bank III	Mar. 2014	115	607,664	10.1
SunTrust Bank IV	Mar. 2014	27	142,625	10.6
Dollar General XVIII	Mar. 2014	1	9,026	11.5
Sanofi US I	Mar. 2014	1	736,572	9.8
Family Dollar IX	Apr. 2014	1	8,320	7.5
Stop & Shop I	May 2014	8	544,112	10.1
Bi-Lo I	May 2014	1	55,718	9.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XIX	May 2014	1	12,480	11.9
Dollar General XX	May 2014	5	48,584	10.6
Dollar General XXI	May 2014	1	9,238	11.9
Dollar General XXII	May 2014	1	10,566	10.6
FedEx Ground V	Feb. 2016	1	45,755	8.8
FedEx Ground VI	Feb. 2016	1	120,731	8.9
FedEx Ground VII	Feb. 2016	1	42,299	9.0
FedEx Ground VIII	Feb. 2016	1	78,673	9.1
		458	13,327,551	9.4
_____________________

(1)	Remaining lease term in years as of September 30, 2016. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
CRE Debt Investments
As of September 30, 2016, we had one CRE Debt Investment. The following table shows selected data from our investment portfolio as of September 30, 2016:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,163	4.50% + 1M LIBOR	5.1%	66.0%
	$17,200	$17,163		5.1%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of September 30, 2016, we owned 458 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.3 million rentable square feet that were 100.0% leased.
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
There were 454 properties that we owned for the entirety of the three months ended September 30, 2016 and the three months ended September 30, 2015 (our "Three Month Same Store") with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties (our "2016 Acquisitions") for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. During 2016, we sold nine properties (our "2016 Disposals"), which had an aggregate base purchase price of $29.9 million and consisted of 0.1 million rentable square feet, for an aggregate contract price of $29.5 million, inclusive of closing costs. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank (our "2016 Leasing Activity"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank. We did not purchase or sell any properties, or amend any lease terms during 2015.
Rental Income
Rental income increased $1.2 million to $41.4 million for the three months ended September 30, 2016, compared to $40.2 million for the three months ended September 30, 2015. This increase in rental income was primarily due to an increase of $1.0 million in our Three Month Same Store rental income as a result of our 2016 Leasing Activity. Additionally, we had $0.6 million of incremental income from our 2016 Acquisitions. These increases were partially offset by a decrease in rental income of $0.4 million from our 2016 Disposals.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $0.1 million to $3.2 million for the three months ended September 30, 2016 compared to $3.1 million for the three months ended September 30, 2015. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Interest Income from Debt Investments
Interest income from debt investments decreased $0.5 million to $0.2 million for the three months ended September 30, 2016 compared to $0.7 million for the three months ended September 30, 2015. Interest income from debt investments relates to our CRE Debt Investments. For the three months ended September 30, 2016, the average carrying value of our commercial mortgage loan was $17.2 million, with a weighted-average yield of 5.11%. For the three months ended September 30, 2015, we had commercial mortgage loans with a weighted-average balance of $28.6 million and a weighted-average yield of 4.85%, as well as commercial mortgage-backed securities with a weighted-average balance of $15.1 million and a weighted-average yield of 6.6%.
Asset Management Fees to Related Party
Asset management fees to related party increased $0.1 million to $4.5 million for the three months ended September 30, 2016, compared to $4.4 million for three months ended September 30, 2015. We pay these fees to our Advisor for managing our day-to-day operations. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we pay our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. We did not incur the variable portion of the base management fee or a variable management fee during the three months ended September 30, 2016 and 2015. Please see Note 11 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense remained constant at $3.5 million for the three months ended September 30, 2016 and 2015. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment charges
We incurred $0.1 million of impairment charges during the three months ended September 30, 2016. These charges related to the loss on sale of a single-tenant net lease property operated by SunTrust. No impairment charges were incurred during the three months ended September 30, 2015.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $3.5 million to $4.4 million for the three months ended September 30, 2016, compared to $0.9 million for the three months ended September 30, 2015. Acquisition and transaction related expenses for the three months ended September 30, 2016 were primarily due to costs incurred in connection with the pending Merger. These costs include fees to the special committee of the board of directors for their review of the Merger, as well as fees to the special committee's outside financial advisor and legal counsel. Acquisition and transaction related expenses for the three months ended September 30, 2015 primarily related to the origination and acquisition of our CRE Debt Investments. There were no property acquisitions during the three months ended September 30, 2016 and 2015.
General and Administrative Expense
General and administrative expense increased $0.4 million to $3.0 million for the three months ended September 30, 2016, compared to $2.6 million for the three months ended September 30, 2015. This increase primarily related to an increase in fees incurred from related parties for cost reimbursements including personnel costs, as well as an increase in audit fees and proxy fees.
Depreciation and Amortization Expense
Depreciation and amortization expense remained constant at $25.4 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expense increased $0.3 million as a result of our 2016 Acquisitions, but was offset by a decrease of $0.3 million from our 2016 Disposals. Three Month Same Store depreciation and amortization expense remained constant. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $1.3 million to $12.6 million for the three months ended September 30, 2016, compared to $11.3 million for the three months ended September 30, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended September 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended September 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage notes payable	$1,039,494	$12,437	4.76%	$796,981	$10,970	5.12%
Credit facility	$—	—	—%	$211,500	894	1.94%
Amortization of deferred financing costs		1,117			1,324
Amortization of mortgage premiums		(980)			(1,891)
Interest Expense		$12,574			$11,297
Loss on Extinguishment of Debt
During the three months ended September 30, 2015, in connection with the termination of our credit facility, we wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the three months ended September 30, 2016.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.2 million for the three months ended September 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $9.8 million for $10.0 million. No other real estate securities were sold during the nine months ended September 30, 2016.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
There were 454 properties that we owned for the entirety of the nine months ended September 30, 2016 and the nine months ended September 30, 2015 (our "Nine Month Same Store") with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. During 2016, we sold nine properties, which had an aggregate base purchase price of $29.9 million and consisted of 0.1 million rentable square feet, for an aggregate contract price of $29.5 million, inclusive of closing costs. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank, which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank. We did not purchase or sell any properties, or amend any lease terms during 2015.
Rental Income
Rental income increased $2.4 million to $123.0 million for the nine months ended September 30, 2016, compared to $120.6 million for the nine months ended September 30, 2015. This increase in rental income was primarily due to $1.6 million of incremental income from our 2016 Acquisitions, as well as an increase in our Nine Month Same Store rental income of $1.5 million as a result of our 2016 Leasing Activity. These increases were partially offset by a decrease in rental income of $0.7 million due to our 2016 Disposals.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $0.2 million to $9.0 million for the nine months ended September 30, 2016 compared to $8.8 million for the nine months ended September 30, 2015. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Interest Income from Debt Investments
Interest income from debt investments increased $0.1 million to $0.8 million for the nine months ended September 30, 2016 compared to $0.7 million for the three months ended September 30, 2015. Interest income from debt investments relates to our CRE Debt Investments. For the nine months ended September 30, 2016, the average carrying value of our commercial mortgage loans was $22.8 million, with a weighted-average yield of 4.44%. For the nine months ended September 30, 2015, we had commercial mortgage loans with a weighted-average balance of $11.5 million and a weighted-average yield of 4.85%, as well as Commercial mortgage-backed securities with a weighted-average balance of $6.0 million and a weighted-average yield of 6.6%.
Asset Management Fees to Related Party
Asset management fees to related party increased $5.0 million to $13.5 million for the nine months ended September 30, 2016, compared to $8.5 million for the nine months ended September 30, 2015. We pay these fees to our Advisor for managing our day-to-day operations. The $5.0 million increase was due to changes in the contractual terms of our advisory agreement. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we pay our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. We did not incur the variable portion of the base management fee or a variable management fee during the nine months ended September 30, 2016 and 2015. Please see Note 11 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense remained constant at $10.1 million for the nine months ended September 30, 2016 and 2015. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $0.1 million of impairment charges during the nine months ended September 30, 2016. These charges related to the loss on sale of a single-tenant net lease property operated by SunTrust. No impairment charges were incurred during the nine months ended September 30, 2015.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $4.0 million to $5.5 million for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015. Acquisition and transaction related expenses for the nine months ended September 30, 2016 were primarily due to costs incurred in connection with the pending Merger of $4.9 million. These costs include fees to the special committee of the board of directors for their review of the Merger, as well as fees to the special committee's financial advisor and legal counsel. Additionally, we incurred costs in connection with our sales of real estate investments and commercial mortgage loans of $0.6 million. Acquisition and transaction related expenses for the nine months ended September 30, 2015 primarily related to the origination and acquisition of our CRE Debt Investments, as well as third party appraisal costs incurred in connection with our purchase price allocation procedures. There were no property acquisitions during the nine months ended September 30, 2015.
General and Administrative Expense
General and administrative expense increased $0.7 million to $8.8 million for the nine months ended September 30, 2016, compared to $8.1 million for the nine months ended September 30, 2015. This increase primarily related to an increase in fees incurred from related parties for cost reimbursements including personnel costs. This increase was partially offset by a decrease in audit and legal fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.3 million to $76.5 million for the nine months ended September 30, 2016, compared to $76.2 million for the nine months ended September 30, 2015. This increase was driven primarily by depreciation and amortization expense of $0.8 million on our 2016 Acquisitions, partially offset by a decrease in depreciation and amortization expense of $0.5 million on our 2016 Disposals. Nine Month Same Store depreciation and amortization expense remained constant. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $9.8 million to $37.5 million for the nine months ended September 30, 2016, compared to $27.7 million for the nine months ended September 30, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the nine months ended September 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Nine Months Ended September 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage notes payable	$1,047,863	$37,387	4.77%	$600,721	$24,142	5.38%
Credit facility	$—	—	—%	$338,400	5,246	1.93%
Amortization of deferred financing costs		3,367			3,932
Amortization of mortgage premiums		(3,221)			(5,624)
Interest Expense		$37,533			$27,696
Loss on Extinguishment of Debt
During the nine months ended September 30, 2015, in connection with the termination of our credit facility, we wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the nine months ended September 30, 2016.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.7 million for the nine months ended September 30, 2015 resulted from the sale of investments in redeemable preferred stock with an aggregate cost basis of $18.6 million for $19.3 million. No other real estate securities were sold during the nine months ended September 30, 2016.
Gain on Sale of Real Estate Investments
Gain on sale of real estate investments of $0.5 million for the nine months ended September 30, 2016 resulted from the sale of eight properties with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs. No real estate investments were sold during the nine months ended September 30, 2015.
Cash Flows for the Nine Months Ended September 30, 2016
Cash flows provided by operating activities of $55.8 million during the nine months ended September 30, 2016 included a net loss adjusted for non-cash items of $58.2 million (net loss of $18.7 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments of $76.9 million) and an increase in accounts payable and accrued expenses of $6.1 million. These operating cash flows were partially offset by an increase in prepaid expenses and other assets of $6.6 million and a decrease in deferred rent and other liabilities of $1.9 million.
The net cash provided by investing activities during the nine months ended September 30, 2016 of $38.2 million was generated from the proceeds from the sale of commercial mortgage loans of $56.9 million and the sale of real estate investments of $15.5 million, partially offset by amounts invested in real estate and other assets of $34.2 million.
The net cash used in financing activities of $81.0 million during the nine months ended September 30, 2016 consisted primarily of cash distributions of $60.5 million, common stock repurchases of $16.3 million, payments of deferred financing costs of $3.5 million and payments of mortgage notes payable of $0.8 million.
Cash Flows for the Nine Months Ended September 30, 2015
Cash flows provided by operating activities of $69.8 million during the nine months ended September 30, 2015 included a net loss adjusted for non-cash items of $74.4 million (net loss of $8.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation, partially offset by amortization of mortgage premiums, a gain on sale of other real estate securities and discount accretion and premium amortization on investments, net of $82.6 million) and an increase in accounts payable and accrued expenses of $2.2 million. These operating cash flows were partially offset by an increase in prepaid expenses and other assets of $6.6 million and a decrease in deferred rent and other liabilities of $0.2 million.

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
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $143.4 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our secured mortgage financings. We have historically generated some of our working capital by issuing shares through our DRIP. The DRIP was suspended on August 30, 2016.
We use debt financing to fund a portion of our capital needs. As of September 30, 2016, we had $1.0 billion of mortgage notes payable outstanding, with a leverage ratio (total debt divided by total assets) of 48.6%.
On September 6, 2016, in connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions. If the Merger is completed, we may use the proceeds received from the bridge loan facility to fund the Cash Consideration and any other transaction costs related to the Mergers. Using RCA's share count as of June 30, 2016, the estimated amount of Cash Consideration to be paid in connection with the Merger is $93.7 million.
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. See Note 9 — Common Stock for more information on terms and conditions of the SRP.
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
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended September 30, 2016
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016
Net loss (in accordance with GAAP)	$(5,854)	$(4,077)	$(8,729)	$(18,660)
Gain on sale of real estate investments	—	(454)	—	(454)
Impairment charges	—	—	117	117
Depreciation and amortization	25,493	25,538	25,446	76,477
FFO	19,639	21,007	16,834	57,480
Acquisition and transaction related fees and expenses	343	734	4,381	5,458
Amortization of market lease and other intangibles, net	415	119	(28)	506
Straight-line rent	(1,723)	(1,682)	(1,746)	(5,151)
Amortization of mortgage premiums on borrowings	(976)	(1,265)	(980)	(3,221)
Discount accretion on investment	(7)	(8)	(13)	(28)
MFFO	$17,691	$18,905	$18,448	$55,044
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
During the nine months ended September 30, 2016, distributions paid to common stockholders totaled $81.0 million, inclusive of $20.5 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the nine months ended September 30, 2016, cash used to pay distributions was generated from cash flows provided by operations.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2016
	March 31, 2016		June 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$26,767		$27,004		$27,237		$81,008

Source of distribution coverage:
Cash flows provided by operations (1)	$26,767	100.0%	$27,004	100.0%	$27,237	100.0%	$81,008	100.0%
Total source of distribution coverage	$26,767	100.0%	$27,004	100.0%	$27,237	100.0%	$81,008	100.0%

Cash flows provided by operations (GAAP basis)	$20,585		$17,630		$17,539		$55,754
Net loss (in accordance with GAAP)	$(5,854)		$(4,077)		$(8,729)		$(18,660)
_____________________

(1)
Includes $6.2 million, $9.4 million, $9.7 million and $25.3 million of cash flows provided by operations in prior periods and not previously distributed for the three months ended March 31, 2016, June 30, 2016 and September 30, 2016 and the nine months ended September 30, 2016, respectively.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of September 30, 2016, our leverage ratio (total debt divided by total assets) was 48.6%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2016. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter
Principal on mortgage notes payable	$1,038,955	$262	$84,536	$652,019	$302,138
Interest on mortgage notes payable	192,662	12,110	91,035	82,329	7,188
Ground lease rental payments due	8,604	229	1,824	1,576	4,975
	$1,240,221	$12,601	$177,395	$735,924	$314,301
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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
As of September 30, 2016, our debt consisted of fixed-rate secured mortgage financings with a gross carrying value and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $37.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $37.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
The exchange ratio is fixed and will not be adjusted to reflect changes in the value of either the Company’s common stock or RCA common stock.
Upon completing the Merger, each share of RCA’s common stock will be converted into the right to receive 0.385 shares of the Company’s common stock and $0.95 of cash. This exchange ratio is fixed in the Merger Agreement and will not be adjusted to reflect events or circumstances or other developments of which AFIN or RCA become aware or which occur after the date of the Merger Agreement, or any changes in the relative values of AFIN and RCA resulting from a variety of factors (many of which are beyond the control of AFIN or RCA), including the following factors:

•	market reaction to the announcement of the terms of the Merger or the prospects of the combined company;

•	changes in the business, operations, financial position and prospects of either company;

•	interest rates, general market and economic conditions and other factors generally affecting real estate property values and net operating income derived from real estate properties;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company operates; and

•	other factors beyond the control of the Company, including those described or referred to elsewhere in this "Risk Factors" section.
Any such changes may materially affect the value of AFIN or RCA. Therefore, if, between the date of the Merger Agreement and the closing of the Merger, the value of RCA common stock decreases or the value of the Company’s common stock increases, the Merger Consideration may be more than the fair value of the RCA common stock. Factors such as operating performance, actual or anticipated differences in operating results, changes in market valuations of similar companies, strategic decisions by the Company or RCA, including the Merger, or strategic decisions by the Company’s or RCA’s competitors, the realization of any of the other risk factors presented herein, and other factors, including factors unrelated to the Company’s or RCA’s performance such as general market conditions and changes in interest rates that may impact other companies, including the Company’s and RCA’s competitors, could impact the value of the Company’s common stock and RCA’s common stock.
The current lack of liquidity for shares of AFIN common stock could adversely affect the market price of AFIN’s common stock upon Listing.
The Company’s stockholders have held shares with no trading market and therefore any stockholders wishing to exit their investment have not had the opportunity to do so. Once the Company’s common stock is listed on the NYSE or another exchange, these stockholders will have the ability to sell their shares of common stock. Sales of substantial amounts of shares of the Company’s common stock, or the perception that such sales might occur could result in downward pressure on the price of the AFIN common stock. There can be no assurance that the trading price of the Company’s common stock will equal or exceed the Company’s published estimated per share NAV as of December 31, 2105 of $24.17.
The Merger and related transactions are subject to certain conditions, including approval by stockholders of the Company, which if not satisfied or waived, would adversely impact AFIN’s ability to complete the transactions.
The Merger is subject to certain conditions, including, among other things (a) the approval of the company Merger by the RCA stockholders, (b) the approval of the certain amendments to RCA’s charter, (c) the approval of the company Merger and the issuance of the Company’s common stock to the RCA stockholders by the Company’s stockholders, (d) the accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards and certain other conditions. There can be no assurance these conditions will be satisfied or waived, if permitted or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived by March 6, 2017 (or April 21, 2017, if the joint proxy statement/prospectus is not declared effective before January 6, 2017), the Merger may not be completed. Therefore, there can be no assurance with respect to the timing of the closing of the Merger or whether the Merger will be completed.

The Company’s stockholders’ percentage interest will be diluted by the Merger.
The Merger will dilute the relative ownership position of the current AFIN stockholders. AFIN stockholders are expected to hold approximately 63% of the combined company’s common stock outstanding immediately after the Merger. Consequently, AFIN stockholders, as a general matter, will have less influence over the management and policies of the Company after the Merger than they did immediately prior to the Merger and will own a reduced percentage of the economic interests in the Company.
If the Merger does not occur, the Company may incur payment obligations to RCA.
If the Merger Agreement is terminated under certain circumstances, including following a breach by the non-terminating party or a change in recommendation of the non-terminating party, the Company may be required to pay to RCA a termination fee equal to $25.6 million. Payment of this fee may have an adverse impact on the liquidity and capital resources of the Company.
Failure to complete the Merger could negatively impact the future business and financial results of the Company.
If the Merger is not completed, the ongoing businesses of the Company could be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•	having to divert management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and

•	failing to realize the expected benefits of the Merger.
The pendency of the Merger could adversely affect the Company’s business and operations.
In connection with the pending Merger, some tenants or vendors of the Company may delay or defer decisions because of uncertainty concerning the outcome of the Merger, which could negatively impact the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, the Company may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.

Certain of the directors and executive officers of the Company may have interests in the Merger that are different from, or in addition to, those of the other AFIN stockholders.
Certain of the directors and executive officers of the Company, including in their capacity as executives and members of the Advisor, may have interests in the Merger that are different from, or in addition to, those of the Company’s AFIN stockholders. All of the Company’s executive officers are executive officers of the Advisor. These interests include:

•	the continuing employment and employee benefits by the AFIN Advisor or AFIN Property Manager;

•
while the RCA Advisory Agreement has a one-year renewable term and may be terminated on 60 days’ notice without cause or penalty, the term of the Company’s Advisory Agreement does not expire until April 29, 2035 and automatically renews for consecutive 20-year terms, unless terminated (1) in connection with the Company’s right (which right is contained in amendments to the Advisory Agreement that will become effective only upon closing of the Merger) to internalize the services provided under the Advisory Agreement after January 1, 2018 with payment of a specified internalization fee or (2) (a) by the Company’s independent directors or by the Advisor with cause (as defined in the Advisory Agreement) upon 45 days’ notice, (b) by the Advisor for good reason (as defined in the Advisory Agreement) upon 60 days’ notice or (c) by the Advisor upon a change of control (as defined in the Advisory Agreement) upon 60 days’ notice;

•	all outstanding and unvested restricted shares of RCA owned by RCA’s independent directors will vest upon closing of the Merger;

•
all outstanding RCA OP Units (other than those owned by RCA) and Class B Units, some of which are indirectly owned by the directors and executive officers of RCA, will be converted into the right to receive 0.424 OP Units;

•
all outstanding RCA OP Units and GP Units owned by RCA and its affiliates, some of which are indirectly owned by the directors and executive officers of RCA, will be converted into the right to receive 0.385 OP Units;

•
all outstanding RCA common stock owned by RCA and its affiliates, some of which are indirectly owned by the directors and executive officers of RCA, will be converted into the right to receive 0.385 shares of common stock and $0.95 of cash;

•	two of RCA’s independent directors, Leslie D. Michelson and Governor Edward G. Rendell, will serve as directors of the Company following the consummation of the Merger; and

•
the special limited partnership interest owned by the RCA Special Limited Partner, some of which are indirectly owned by the directors and executive officers of RCA, will be redeemed for a cash payment, to be determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership and the Merger Agreement, which depicts the redemption price as approximately $3.3 million assuming the effective time of the Merger occurred on June 30, 2016.

These interests, among other things, may influence the directors and executive officers of the Company to support and approve the Merger.
The Merger Agreement contains provisions that grant the Company’s board of directors and RCA’s board of directors a general ability to terminate the Merger Agreement based on the exercise of the directors’ duties.
Either the Company or RCA may terminate the Merger Agreement, subject to the terms thereof, in response to a material event, circumstance, change or development that was not known to the applicable entity’s board of directors prior to signing the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which event or circumstance, or any material consequence thereof, becomes known to the applicable entity’s board of directors prior to the effective time of the Merger if the applicable entity’s board of directors determines in good faith, after consultation with outside legal counsel, that failure to change its recommendation with respect to the Merger (and to terminate the Merger Agreement) would be inconsistent with the directors’ duties under applicable law. If the Merger is not completed, the Company’s ongoing business of could be adversely affected.
There may be unexpected delays in completing the Merger, which could impact the ability to timely achieve the benefits associated with the Merger.
The Merger Agreement grants either AFIN or RCA the right to terminate the Merger Agreement if the Merger has not occurred by March 6, 2017 (or April 21, 2017, if the joint proxy statement/prospectus is not declared effective before January 6, 2017). Certain events may delay the closing of the Merger. Some of the events that could delay the closing of the Merger include difficulties in obtaining the approval of AFIN stockholders or RCA stockholders or satisfying the other closing conditions to which the Merger is subject.

The Company will have additional indebtedness following the Merger and may need to incur more in the future.
The Company will have additional indebtedness following completion of the Merger. In addition, the Company may incur additional indebtedness in the future. The amount of this indebtedness could have material adverse consequences for the combined company, including:

•	hindering the Company’s ability to adjust to changing market, industry or economic conditions;

•	limiting the Company’s ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and

•	making the combined company more vulnerable to economic or industry downturns, including interest rate increases.
In addition, the bridge loan facility or any additional indebtedness incurred could contain covenants which limit the Company’s ability to incur secured and unsecured debt, sell assets, make restricted payments (including dividends to its stockholders), engage in Mergers and consolidations and take certain other actions.
Moreover, to respond to competitive challenges, the combined company may be required to raise additional capital to execute its business strategy. The Company’s ability to arrange additional financing will depend on, among other factors, the Company’s financial position and performance, as well as prevailing market conditions and other factors beyond the Company’s control.
The Company expects to incur substantial expenses related to the Merger and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated time frame.
The Company expects to incur substantial expenses in connection with completing the Merger, including fees to the financial advisors to the the Company’s special committee and expenses relating to accounting and legal fees and cost reimbursements. There are a number of factors beyond the Company’s control that could affect the total amount or the timing of these transaction expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve following the completion of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies. Even though the companies are operationally similar, management of the combined company will be required to devote attention and resources to integrating the properties and operations of AFIN and RCA. There is no assurance that the combined company will achieve the anticipated benefits of the Merger, including G&A synergies and eliminating duplicative costs and functions.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected time frame.
There may be lawsuits filed challenging the Merger, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Merger on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.
Counterparties to certain significant agreements with RCA have consent rights that may be triggered in connection with the Merger.
Certain of RCA’s debt obligations give the counterparty certain rights, including consent rights, in connection with “change in control” transactions. Under these agreements, the Merger constitutes a “change in control” and, therefore, the counterparty may assert its rights in connection with the Merger. These consent rights have not yet been waived. The Company has obtained a commitment for a $360.0 million bridge loan facility, which, subject to entering into a loan agreement, may be drawn, in addition to cash on hand, to repay such loans if the change in control provisions are invoked at or subsequent to the Merger closing. The Company and RCA are endeavoring to have the change in control provisions waived, however, these waivers are outside of their control. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. While the Company has a commitment for a bridge loan facility and requires the financing under the bridge loan facility to repay certain indebtedness, the closing of the Merger is not conditioned on closing of the bridge loan facility and there can be no assurance that the bridge loan facility will close. If consent is not obtained and such loans are not prepaid out of the proceeds of the bridge loan facility or otherwise, the failure to obtain consent under one agreement may be a default under agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

The Company may incur adverse tax consequences if RCA fails to qualify as a REIT for U.S. federal income tax purposes.
If RCA fails to qualify as a REIT for U.S. federal income tax purposes and the Merger is completed, the Company may inherit significant tax liabilities and could lose its REIT status should disqualifying activities continue after the Merger.
If the Merger fails to qualify as a reorganization under the Code, there will be adverse tax consequences.
The parties intend that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it is a condition to the obligations of both the Company and RCA to complete the Merger that they each receive an opinion from Proskauer Rose LLP to that effect. This tax opinion will be based on factual representations made by the Company and RCA, and on customary assumptions. This tax opinion represents the legal judgment of outside counsel to the Company and RCA and is not binding on the IRS.
If the Merger were to fail to qualify as a reorganization, then an RCA shareholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the sum of the amount of cash received (including cash received in lieu of a fractional AFIN common share) and the fair market value of the AFIN common shares received in the Merger (determined at the effective time of the Merger) and (2) the RCA shareholder’s adjusted tax basis in the RCA shares deemed surrendered in the Merger. Moreover, RCA would be treated as selling, in a taxable transaction, all of its assets to the Company, with the result that RCA would generally recognize gain or loss on the deemed transfer of its assets to AFIN and, unless RCA has made distributions (which would be deemed to include for this purpose the cash and fair market value of the AFIN common shares issued pursuant to the Merger) to RCA shareholders in an amount at least equal to the net income or gain on the deemed sale of its assets to the Company, RCA could incur a significant current tax liability, for which, as a result of the Merger, the Company would be liable.
Following the Merger, the combined company may be unable to integrate the businesses of AFIN and RCA successfully and realize the anticipated economies of scale and other benefits of the Merger or do so within the anticipated time frame.
The Merger involves the combination of two public companies that currently operate independently of one another. The combined company is expected to benefit by eliminating duplicative costs associated with operating a public reporting company. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of AFIN and RCA. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of the Company and RCA in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger, including the anticipated $10.9 million of annual savings in 2017;

•	the complexities of combining two companies with different property types and tenant bases;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; or

•	performance shortfalls as a result of diverting management’s time and attention to integrating each company’s operations.
Each of these may result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all. In addition, the integration process could distract management’s focus, disrupting the combined company’s ongoing business, which could, among other things, adversely affect the ability of the combined company to maintain relationships with tenants and vendors or to achieve the anticipated benefits of the Merger.
The Company’s shares are newly approved for listing on the NYSE and have never been traded on a national securities exchange and as such have no trading history, and there can be no assurance that the trading price of the Company’s common stock will equal or exceed the Company’s published estimated per share NAV as of December 31, 2015 of $24.17.
There is not an active trading market for the Company’s common stock. Although the shares of the Company’s common stock have been approved for listing on the NYSE, subject to the Company being in compliance with all applicable listing standards on the date it begins trading on the NYSE and the Company intends to list its common stock on the NYSE at a time yet to be determined following the completion of the Merger, the shares are not expected to commence trading immediately upon the Merger being completed. The Company’s approval for listing is valid through March 2, 2017, and the Company expects to apply to extend the outside date for listing. The Company’s board of directors has not yet determined when it will request that the common stock be listed and commence trading and any decision with respect to the timing of listing would be based on market conditions and other factors. Following the closing, the AFIN Board plans to meet to consider when it is in AFIN’s best interests to list. There can be no assurance when the Company’s common stock will commence trading on the NYSE or whether the Company’s shares will trade at a price equal to or greater than the estimated NAV per share of the Company’s common stock, which was the value used to estimate the value of the consideration paid by the Company in the Merger to RCA stockholders.

The aggregate value of the combined company’s common stock may be lower than the combined aggregate value of AFIN and RCA on a standalone basis.
The value of the Company’s common stock may be lower than the combined aggregate value of the Company and RCA on a standalone basis as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by the management of the Company and the Advisor (“Management”), or if the effect of the Merger on the Company’s financial results is not consistent with the expectations of Management.
In addition, following the effective time of the Merger, the Company’s stockholders and former RCA stockholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Either or both of the Company’s and RCA’s portfolios may have a lower value as part of a diversified company than they would on a standalone basis. There can be no assurance that the trading price of the Company’s common stock will equal or exceed the Company’s published estimated per share NAV as of December 31, 2105 of $24.17.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded portfolio and operations following the Merger.
Following the Merger, the combined company will have an expanded portfolio with new property types and operations and is expected to continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The combined company cannot assure you that its expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The Company may terminate the Advisory Agreement with the Advisor in only limited circumstances.
The Company has and will continue to have limited rights to terminate the Advisor. The initial term of the Advisory Agreement, as currently in effect and as the Advisory Agreement will be amended by the amendments that will take effect upon the closing of the Merger, expires on April 29, 2035, but is automatically renewed for consecutive 20-year terms unless terminated (1) in connection with the Company’s right (which right is contained in amendments to the Advisory Agreement that will become effective only upon closing of the Merger) to internalize the services provided under the Advisory Agreement after January 1, 2018 with payment of a specified internalization fee or (2) (a) by the independent directors or by the Advisor with cause (as defined in the Advisory Agreement) upon 45 days’ notice, (b) by the Advisor for good reason (as defined in the Advisory Agreement) upon 60 days’ notice or (c) by the Advisor upon a change of control (as defined in the Advisory Agreement) upon 60 days’ notice. The limited termination rights of the Advisory Agreement will make it difficult for the Company to renegotiate the terms of the Advisory Agreement or replace the Advisor even if the terms of the agreement are no longer consistent with the terms offered to other externally-managed REITs and may also discourage a third party from making an offer for the company at a premium price.
If the Company internalizes its management functions, the Company may be unable to obtain key personnel, and the Company’s ability to achieve its investment objectives could be delayed or hindered.
The Company may decide to become self-managed after January 1, 2018, according to the terms of the amended Advisory Agreement. If the Company internalizes its management functions, certain key employees of the Advisor may not become employees of the Company but may instead remain employees of the Advisor or its affiliates. An inability to hire certain key employees of the Advisor could result in the Company incurring costs and suffering deficiencies in the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting. An inability to manage an internalization effectively could, among other things, divert management’s attention from most effectively managing the Company’s investments. Additionally, if the Company internalizes its management functions, the Company could have difficulty integrating these functions. Currently, the officers of the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. In addition, there is no agreement between the Advisor and the Advisor’s employees that provides that such personnel will become employees of the Company if the Company internalizes its management functions. The Company may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity and may have to hire officers that are not familiar with the Company or its investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On July 28, 2016, we issued 3,723 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Issuer Purchases of Equity Securities
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	2,073,645	$24.12
Nine months ended September 30, 2016	7,854	24.17
Cumulative repurchases as of September 30, 2016	2,081,499	$24.12
During the nine months ended September 30, 2016, 5.8 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
SRP Amendment
On November 7, 2016, our board of directors determined to amend our existing SRP to provide that for purposes of the SRP, shares received from the Company in exchange for shares of RCA pursuant to the Merger, if the Merger is completed, will be deemed to have been acquired from the Company on the date that the holder acquired the shares of RCA, provided the holder of RCA shares purchased the RCA shares from RCA or received their shares from RCA (directly or indirectly) through one or more non-cash transactions and any holding period under the SRP shall be deemed to include the period that shares of RCA were held by the holder.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 10, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger, dated as of September 6, 2016, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Realty Capital — Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

4.1 (1)	Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P.
10.1 (1)	Third Amended and Restated Advisory Agreement by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.2 (1)	Amended and Restated Property Management Agreement by and between American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC) and American Finance Trust, Inc.
10.3 (1)	Amended and Restated Leasing Agreement, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.4 (1)	Amended and Restated Property Management and Leasing Agreement, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Amendment to Amended and Restated Share Repurchase Program
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2016.