Form 10-K
period 2016-12-31
American Finance Trust, Inc
filed 2017-03-13
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
As of February 28, 2017, the registrant had 104,329,255 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2016

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The anticipated benefits from the Mergers (as defined below) with American Realty Capital — Retail Centers of America, Inc. ("RCA") may not be realized or may take longer to realize than expected.

•	Unexpected costs or unexpected liabilities may arise from the Mergers.

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

•
Although we have announced our intention to list our shares of common stock on the New York Stock Exchange ("NYSE") at a time yet to be determined, there can be no assurance that our shares of common stock will be listed. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•
Our Advisor has not entered into an agreement with Lincoln Retail REIT Services, LLC ("Lincoln"), or any other party, to act as service provider for our stabilized core retail properties; the failure of our Advisor to enter into an agreement could adversely affect our ability to continue to make investments in, or manage, stabilized core retail properties.

•
The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers.

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

ii

PART I
Item 1. Business.
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). Prior to the Merger, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of December 31, 2016, we owned 455 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. If the Merger and the disposition of the Merrill Lynch Properties (defined below) had been completed on December 31, 2016, we would have owned 487 properties comprised of 20.3 million rentable square feet, which would have been 97.3% leased, including 452 net leased commercial properties and 35 stabilized core retail properties.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of December 31, 2016, we had 65.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.6 billion. In 2017, we issued approximately 38.2 million shares of common stock pursuant to the Merger.
On March 17, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $24.17 as of December 31, 2015, which was published on March 18, 2016. Our shares of common stock have been approved for listing on the NYSE under the symbol "AFIN" (the "Listing"), subject to compliance with all applicable listing standards on the date it begins trading on the NYSE. Our approval for listing is valid through August 2017, although we may apply to extend the outside date for listing. While we intend to list our shares of common stock on the NYSE at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading on the NYSE.
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
Completed Mergers and Significant Disposals
American Realty Capital — Retail Centers of America, Inc. Merger
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RCA, American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”). The Merger Agreement provided for (a) the merger of RCA with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of the RCA OP with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). The Mergers became effective on February 16, 2017.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into the right to receive (x) a number of shares of our common stock, $0.01 par value per share (the “Company Common Stock”) equal to 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from us, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of RCA became fully vested and entitled to receive the Merger Consideration.
In 2017, we issued approximately 38.2 million shares of Company Common Stock as consideration in the Merger and paid approximately $94.3 million as Cash Consideration.
In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions. We did not borrow any funds under the bridge loan facility.
Prior to the Mergers, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to us, and previously provided such services to RCA, pursuant to written advisory agreements. In 2017, in connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for OP Units of the Company and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The RCA Advisor was previously party to a service agreement, a property management and a leasing agreement with an independent third party, Lincoln, a Delaware limited liability company, pursuant to which Lincoln provided, subject to the RCA Advisor's oversight, real estate-related services, including acquisition, disposition, asset management and property management services, and leasing and construction oversight, as needed. The RCA Advisor passed through to Lincoln a portion of the fees and/or other expense reimbursements payable to the RCA Advisor for the performance of certain real estate-related services. In connection with the Mergers, the Advisor engaged in discussions with Lincoln for the engagement of Lincoln as the service provider for certain of RCA’s retail properties that are now owned by us, such that Lincoln would provide acquisition, property management and leasing services related to such retail properties. However, the Advisor and Lincoln were unable to enter into a satisfactory definitive agreement prior to the closing of the Mergers, and, on February 16, 2017, RCA provided Lincoln with notice of termination of the service agreement, the property management agreement and the leasing agreement. The Advisor and Lincoln continue to engage in discussions related to Lincoln providing such retail properties certain services.
Merrill Lynch Disposition
We entered into a purchase and sale agreement dated as of October 11, 2016, as amended on November 10, 2016, November 18, 2016, November 23, 2016 and December 1, 2016, for the sale of three properties leased to Merrill Lynch, Pierce, Fenner & Smith (the "Merrill Lynch Properties") owned by us for a purchase price of $148.0 million, exclusive of closing costs. We consummated the disposition of the Merrill Lynch Properties on January 31, 2017. The disposal of the Merrill Lynch Properties does not represent a strategic shift.

Investment Objectives
We seek to preserve and protect capital, provide attractive and stable cash distributions and increase the value of our assets in order to generate capital appreciation by using the following strategies:

•
Retail Focused Portfolio, Including Single-Tenant Net Leased Properties — Acquiring freestanding single-tenant properties net leased to investment grade and other creditworthy tenants, which are expected to primarily consist of retail properties, and anchored, stabilized core retail properties, including power centers and lifestyle centers; however, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives;

•	Long-Term Leases — With respect to net leased properties, enter into long-term leases with minimum, non-cancelable lease terms of ten or more years;

•	Commercial Real Estate ("CRE") Debt Investments — To a lesser extent, originate and acquire CRE Debt Investments;

•
Low Leverage — Finance our portfolio opportunistically (taking advantage of opportunities as they arise) at a target leverage level of not more than 45% loan-to-value. Loan to value ratio is a lending risk assessment ratio that is examined before approving a mortgage and is calculated by dividing the mortgage amount by the appraised value of the property; and

•	Diversified Portfolio — Assemble, manage and optimize a well diversified portfolio based on geography, tenant diversity, lease expirations, and other factors.
Acquisition and Investment Policies
Real Estate Investment Focus
We own a diversified portfolio with a retail focus comprised of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Mergers, a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers.
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
Investing in Real Property
We consider relevant real estate and financial factors when evaluating prospective investments in real property, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. Our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which we derive annualized rental income on a straight-line basis constituting 5.0% or more of our consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2016:

Tenant	December 31, 2016
SunTrust Bank	17.7%
Sanofi US	11.4%
C&S Wholesale Grocer	10.2%
AmeriCold	7.7%
Merrill Lynch, Pierce, Fenner & Smith	7.7%
Stop & Shop	6.0%

As of December 31, 2016, on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties, the following four major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2016
SunTrust Bank	11.7%
Sanofi	7.5%
C&S Wholesale Grocer	6.7%
AmeriCold	5.1%
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
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made, or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We expect to be able to secure various forms of fixed- and floating-rate debt financing, including mortgage financing secured by our portfolio, collateralized loan obligation issuances, bank financing and repo facilities.

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
Competition
The net leased property and retail real estate markets are highly competitive. We compete for tenants in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
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
Employees
As of December 31, 2016, we had no employees. The employees of the Advisor and other entities under common control with our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained at www.americanfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the value of an investment in our common stock.
We incurred additional indebtedness upon completion of the Merger and may need to incur more in the future.
We incurred additional indebtedness upon completion of the Merger. At February 28, 2017, we had total outstanding indebtedness of approximately $1.5 billion. In addition, we may incur additional indebtedness in the future. The amount of this indebtedness could have material adverse consequences for the combined company, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other users; and
•making the combined company more vulnerable to economic or industry downturns, including interest rate increases.
We incurred substantial expenses related to the Merger and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe.
We incurred substantial expenses in connection with completing the Merger, including fees to the financial advisors to our and RCA’s special committees and expenses relating to accounting and legal fees and cost reimbursements. As a result, we may not achieve the anticipated benefits of the Merger.
The Merger involved the combination of two companies that previously operated as independent public companies. We will be required to devote significant management attention and resources to integrating RCA. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine RCA’s business with ours in a manner that permits us to achieve the cost savings anticipated to result from the Merger, including the anticipated $10.9 million of annual savings in 2017;

•	the complexities of combining two companies with different property types and tenant bases; and

•	performance shortfalls as a result of diverting management’s time and attention to integrating each company’s operations.
Each of these may result in the anticipated benefits of the Merger not being realized in the timeframe anticipated or at all. In addition, the integration process could distract management’s focus, disrupting our ongoing business, which could, among other things, adversely affect the ability of the combined company to maintain relationships with tenants and vendors or to achieve the anticipated benefits of the Merger.

The aggregate value of the combined company’s common stock may be lower than the combined aggregate value of our company and RCA on a standalone basis.
The value of our common stock may be lower than the combined aggregate value of our company and RCA on a standalone basis as a result of the Merger, particularly if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by our management and our Advisor. Further, as a result of the Merger and the issuance of shares of our common stock in connection with the Merger, the total amount of cash required for us to pay distributions at the current rate will increase.
In addition, following the completion of the Merger, our stockholders and former RCA stockholders own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Either or both of our and RCA’s portfolios may have a lower value as part of a diversified company than they would on a standalone basis. There can be no assurance that the value of our common stock will equal or exceed our Estimated Per-Share NAV as of December 31, 2105 of $24.17.
We may incur adverse tax consequences if RCA failed to qualify as a REIT for U.S. federal income tax purposes.
If RCA failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the Merger, we may inherit significant tax liabilities and could lose our REIT status should disqualifying activities continue after the Merger.
Risks Related to Our Properties and Operations
Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the Merger.
Following the Merger, we have an expanded portfolio with new property types and operations and we expect to continue to expand our operations through additional acquisitions and other strategic transactions. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Based on annualized rental income on a straight-line basis and properties owned by us and by RCA as of December 31, 2016, approximately 39.0% of our properties are multi-tenant retail properties.
Prior to the Merger, we owned properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. Following the Merger, as of December 31, 2016, on a pro forma basis, we would have owned a portfolio with 35 multi-tenant retail properties, representing 39.0% of the total properties based on annualized rental income on a straight-line basis. Therefore, following the Merger, our business is more dependent on the operations and management of these retail properties instead of net leased properties that historically have been driven by the credit quality of the underlying tenants. Multi-tenant retail properties are subject to increased risk relating to the operation of the property, including:
•risks affecting the retail industry generally;
•the reliance on anchor tenants; and
•competition with other retail channels, including e-commerce.
In addition, multi-tenant retail properties generally are not net leased, which will result in us bearing certain costs and expenses of these properties, as opposed to net leased properties that require tenants to bear all, or substantially all, of the costs and expenses of the properties.
Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time, and stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.
Our SRP includes numerous restrictions that limit a stockholder's ability to sell shares to us. The total value of repurchases pursuant to our SRP are limited to the amount of proceeds received from issuances of common stock pursuant to a distribution reinvestment plan. Further, repurchases in any fiscal semester are limited to 2.5% of the average number of shares outstanding during the previous fiscal year. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.

We are dependent on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Edward M. Weil, Jr. and Nicholas Radesca. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another AR Global-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investments may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against the Sponsor, the Advisor, advisors of other entities sponsored by the Sponsor, and the Sponsor’s principals (including Mr. Weil).  The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company.  The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
If we internalize our management functions, we would be required to pay a substantial internalization fee and would not have the right to retain our management or personnel. We may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement we would be required to pay a substantial internalization fee to our advisor and would not have the right to retain our management or personnel. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
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
Our cash flows provided by operations were $73.4 million for the year ended December 31, 2016. During the year ended December 31, 2016, we paid distributions of $108.0 million, of which 100.0% was funded from cash flows from operations and proceeds from issuances of common stock under our DRIP.
If we do not generate sufficient cash flows from our operations in the future we may have to reduce our distribution rate or fund distributions from other sources, such as from borrowings, the sale of properties, loans or securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, and we may continue to fund distributions with the proceeds from issuances of common stock pursuant to our DRIP. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time to either reduce the amount of distributions that we pay or use other sources to fund distributions such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our DRIP. Funding distributions from borrowings could restrict the amount that we can borrow for investments. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability of affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

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
Risk Factors Relating to our Retail Portfolio
Prior to the Merger, RCA depended on Lincoln and its affiliates to manage and lease the retail properties and to make investments in these properties, acting on behalf of and under the oversight of our Advisor, pursuant to an agreement which has been terminated. There can be no assurance that our Advisor will enter into a new agreement with Lincoln or locate a suitable replacement service provider.
Prior to the Merger, RCA depended upon the ability of Lincoln and its affiliates, acting on behalf of and under the oversight of RCA Advisor, to locate suitable investments, manage its properties and select tenants for retail properties. In connection with the Mergers, the Advisor engaged in discussions with Lincoln for the engagement of Lincoln as the service provider for certain of RCA’s retail properties that are now owned by us, such that Lincoln would provide acquisition, property management and leasing services related to such retail properties. The Advisor and Lincoln were unable to enter into a satisfactory definitive agreement prior to the closing of the Mergers, and, on February 16, 2017, RCA provided Lincoln with notice of termination of the service agreement, the property management agreement and the leasing agreement. The failure of the Advisor to enter into an agreement could adversely affect our ability to continue to make investments in, or manage, the type of retail properties for which Lincoln previously provided services.
Our retail properties face competition that may affect tenants’ ability to pay rent.
Our retail properties typically are located in developed areas. In these cases, there are and will be numerous other properties within the market area of each of our properties that will compete with it for tenants. The number of competitive properties could have a material effect on our ability to rent space at its properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with its properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flows from tenants and may require us to make further capital improvements.

Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flows from tenants and reduce the income produced by its properties. Excessive vacancies (and related reduced shopper traffic) at one of its properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
Competition with other retail channels may reduce our profitability.
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of the combined company’s properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and cash flows will decrease.
The performance of our retail portfolio is linked to the market for retail space generally.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in the markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
Further, a retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are public places and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our properties or the value of our common stock may be negatively impacted.
Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales its tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of its tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which it may derive from percentage rent leases could be adversely affected by a general economic downturn.
Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease its ability to lease vacated space.
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is an anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, it may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
If we construct improvements on acquired properties, we will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when it makes periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or the loss of an investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on its investment could suffer.
Because most of our assets are public places, acts of terror, crimes, mass shootings and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because most of our assets are open to the public, the assets will be exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close its assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
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
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals of our Sponsor and their other public programs. Nicholas Radesca is the chief financial officer, treasurer and secretary of Global Net Lease, Inc., which has investment objectives which partially overlap with ours. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by our Sponsor. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
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
Our Advisor, our Sponsor and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including AR Global-sponsored REITs, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
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
The advisory agreement with our Advisor, which was entered into on April 29, 2015 and amended and restated effective as of February 16, 2017, the date of the Merger has a twenty year term, which is automatically extended for successive 20 year terms, and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our advisor even if the terms of our agreement are no longer consistent with the terms offered to other REITs as the market for advisory services changes in the future.
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

Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf. Upon Listing, we expect to cause the OP to issue a Listing Note, which will serve as evidence of the OP's obligation to distribute an amount to the Special Limited Partner calculated based on the market price of common stock during a 30-day trading period commencing 180 days after Listing, which may incentivize the Advisor to pursue short-term goals that may not be beneficial to us in the long term.

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
We use as performance measures, and disclose in our filings, funds from operations ("FFO") and modified funds from operations ("MFFO"). FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
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
We intend to publish a new Estimated Per-Share NAV as of December 31, 2016 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2016. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Estimation of Estimated Per-Share NAV occurs periodically, at the discretion of our board of directors, provided that an estimate is published at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets is partly based on appraisals of our properties, which generally will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events, such as the Merger are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Because valuations only occur periodically, our Estimated Per-Share NAV, may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
The Estimated Per-Share NAV may be lower or higher than the price of our shares of common stock on the NYSE.
Our Estimated Per-Share NAV does not represent, and we can give no assurance that, (1) the amount at which our shares will trade on a national securities exchange or a third party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, our Estimated Per-Share NAV does not reflect events subsequent the date as of which Estimated Per-Share NAV is estimated that may have affected the value of our shares, such as the Merger, and therefore does not include the value of the properties acquired or the liabilities assumed in the Merger or otherwise take into consideration the effect of the Merger.
Our shares of common stock are approved for listing on the NYSE and have never been traded on a national securities exchange and as such have no trading history and there can be no assurance that the trading price of our common stock will equal or exceed Estimated Per-Share NAV.
Our shares of common stock are approved for listing on the NYSE. Presently there is not an established market for our shares. Our approval for listing is valid through August 2017 and we may apply to extend the outside date for listing. Our Board has not yet determined when it will request that our common stock be listed and commence trading and any decision with respect to the timing of listing will be based on market conditions and other factors. There can be no assurance when our common stock will commence trading on the NYSE or as to the price at which our common stock will trade. There can be no assurance that the trading price of our common stock will equal or exceed our Estimated Per-Share NAV as of December 31, 2015 of $24.17 and may differ significantly from our Estimated Per-Share NAV.

The current lack of liquidity for shares of our common stock, and the lack of liquidity for RCA’s common stock prior to the Merger, could adversely affect the market price of our common stock upon listing.
Because there is no established market for our shares of common stock, and there was no established market for RCA's shares of common stock, any stockholders wishing to exit their investment have not had the opportunity to do so. Once our common stock is listed on the NYSE, these stockholders and other will have the ability to sell their shares of common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales might occur could result in downward pressure on the price of our common stock.

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
A major tenant, including a tenant with leases in multiple locations, may fail to make rental payments to us, because of a deterioration of its financial condition or otherwise, or may choose not to renew its lease.
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
If any of the foregoing were to occur, it could result in the termination of the tenant's leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our tenants with leases in multiple locations were to terminate or default on their leases. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2016, without considering the impact of the Merger, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2016
SunTrust Bank	17.7%
Sanofi US	11.4%
C&S Wholesale Grocer	10.2%
AmeriCold	7.7%
Merrill Lynch, Pierce, Fenner & Smith	7.7%
Stop & Shop	6.0%

As of December 31, 2016, on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties, the following four major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2016
SunTrust Bank	11.7%
Sanofi	7.5%
C&S Wholesale Grocer	6.7%
AmeriCold	5.1%
Therefore, a default or lease termination by any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2016, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2016
New Jersey	20.0%
Georgia	11.0%
Massachusetts	8.1%
Florida	7.6%
North Carolina	6.6%
Alabama	5.4%
As of December 31, 2016, on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2016
North Carolina	9.0%
Florida	8.5%
New Jersey	8.1%
Georgia	7.3%
Alabama	6.5%
Texas	6.0%
Massachusetts	5.3%

As of December 31, 2016, our tenants operated in 37 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
Properties may have vacancies for a significant period of time.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could decline significantly.
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

We may be unable to secure funds for future tenant improvements or capital needs.
We will be required to expend substantial funds for tenant improvements and tenant refurbishments to retain existing tenants or attract new tenants. In addition, we are responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops at all of our properties. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may be unable to sell a property when we desire to do so.
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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
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

Rising expenses could reduce cash flow and funds available for future acquisitions and other uses.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. We may experience increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Retail properties generally are not leased on a triple-net basis, therefore we are required to pay operating expenses. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
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

Real estate related taxes may increase and we may not be able to pass these increases on to tenants.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a same basis that passes such tax onto the tenant, which would increase our expenses.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs.
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
Net leases may not result in fair market lease rates over time.
The majority of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

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
U.S. and international markets continue to experience constrained growth. This slow growth may, among other things, impact demand for space and support for rents and property value. Because we cannot predict when or if the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
Economic conditions and changes in consumer preferences in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry has recently faced reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions and changing preferences may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties our results of operations.

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
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our properties compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may compete for tenants with retail centers that are located near our properties with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
Several of our properties may rely on tenants who are in similar industries or who are affiliated with certain large companies, which would magnify the effects of downturns in those industries, or companies and have a disproportionate adverse effect on the value of our investments.
Certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio.
The performance of our retail properties is linked to the market for retail space generally.
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
Many of our retail properties are located in public places where crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because our retail properties are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our retail properties are located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises' security. In addition, we may be exposed to civil liability and be required to indemnify the victims and our insurance premiums could rise, any of which could adversely affect us.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status.
Increasing mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
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
Lenders may require us to enter into restrictive covenants relating to our distributions and our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. Under the restricted payments covenant in the Amended Credit Facility, we may declare or pay cash distributions in an aggregate amount (excluding cash distributions reinvested through our DRIP) not to exceed the greater of (i) 120% of our MFFO for each fiscal quarter; or (ii) the amount necessary for us to be able to make distributions required to maintain our status as a REIT. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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

The CRE Debt Investments we invest in could be subject to delinquency, loss and bankruptcy, which could result in losses.
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
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs in respect of an unsecured loan, or a loan secured by property for which the proceeds of liquidation (net of expenses) is less than the loan amount, we will suffer a loss.
In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of the our CRE Debt Investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower's assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.

CRE Debt Investments and other commercial real estate investments are subject to the risks typically associated with commercial real estate.
CRE Debt Investments we originate and invests in may be secured by a lien on real property. Where our investment is secured by such a lien, the occurrence of a default on a CRE Debt Investment could result in us acquiring ownership of the property. There can be no assurance that the values of the properties ultimately securing CRE Debt Investments will remain at the levels existing on the dates of origination of such loans. If the value of the properties drop, our risk will increase because of both the lower value of the security and the reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of CRE Debt Investments and commercial real estate security investments. Therefore, our commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate, including, without limitation:

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

These factors may have a material adverse effect on the ability of the our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing the our securities to pay their loans, as well as on the value and the return that we can realize from assets it acquires and originates.
We may invest in types of commercial real estate debt that involve greater risk of loss to AFIN.
To the extent we acquire or originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans, these types of investments may involve a higher degree of risk than first mortgage loans secured by real property. Furthermore, some of our debt investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies, which typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than first mortgage loans and investment grade rated assets.
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
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2016, we owned 455 properties, which were acquired for investment purposes, comprised of 13.3 million rentable square feet located in 37 states. All of our properties are freestanding, single-tenant properties, 100.0% leased with a weighted-average remaining lease term of 9.1 years as of December 31, 2016.
As of December 31, 2016, RCA owned 35 properties, which were acquired for investment purposes, comprised of 7.5 million rentable square feet located in 16 states. RCA's properties are stabilized core retail properties, including power centers and lifestyle centers, that were 92.6% leased on a weighted-average basis with a weighted-average remaining lease term of 5.3 years.
As of December 31, 2016, the Merrill Lynch Properties were comprised of 0.6 million rentable square feet, with a weighted-average remaining lease term of 7.9 years.
As of December 31, 2016, on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties, we owned 487 properties, comprised of 20.3 million rentable square feet located in 39 states, which were 97.3% leased on a weighted-average basis with a weighted-average remaining lease term of 7.7 years.
The following table represents certain additional information about the properties we owned at December 31, 2016:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Dollar General I	Apr. & May 2013	2	18,126	11.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Walgreens I	Jul. 2013	1	10,500	20.8
Dollar General II	Jul. 2013	2	18,052	11.4
Auto Zone I	Jul. 2013	1	7,370	10.6
Dollar General III	Jul. 2013	5	45,989	11.4
BSFS I	Jul. 2013	1	8,934	7.1
Dollar General IV	Jul. 2013	2	18,126	9.2
Tractor Supply I	Aug. 2013	1	19,097	10.9
Dollar General V	Aug. 2013	1	12,480	11.1
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	8.6
Family Dollar I	Aug. 2013	1	8,050	4.5
Lowe's I	Aug. 2013	5	671,313	12.5
O'Reilly Auto Parts I	Aug. 2013	1	10,692	13.5
Food Lion I	Aug. 2013	1	44,549	12.8
Family Dollar II	Aug. 2013	1	8,028	6.5
Walgreens II	Aug. 2013	1	14,490	16.3
Dollar General VI	Aug. 2013	1	9,014	9.2
Dollar General VII	Aug. 2013	1	9,100	11.3
Family Dollar III	Aug. 2013	1	8,000	5.8
Chili's I	Aug. 2013	2	12,700	8.9
CVS I	Aug. 2013	1	10,055	9.1
Joe's Crab Shack I	Aug. 2013	2	16,012	10.3
Dollar General VIII	Sep. 2013	1	9,100	11.6
Tire Kingdom I	Sep. 2013	1	6,635	8.3
Auto Zone II	Sep. 2013	1	7,370	6.4
Family Dollar IV	Sep. 2013	1	8,320	6.5
Fresenius I	Sep. 2013	1	5,800	8.5
Dollar General IX	Sep. 2013	1	9,014	8.3
Advance Auto I	Sep. 2013	1	10,500	6.5
Walgreens III	Sep. 2013	1	15,120	9.3
Walgreens IV	Sep. 2013	1	13,500	7.8
CVS II	Sep. 2013	1	13,905	20.1
Arby's I	Sep. 2013	1	3,000	11.5
Dollar General X	Sep. 2013	1	9,100	11.3
AmeriCold I	Sep. 2013	9	1,407,166	10.8
Home Depot I	Sep. 2013	2	1,315,200	10.1
New Breed Logistics I	Sep. 2013	1	390,486	4.8
American Express Travel Related Services I	Sep. 2013	2	785,164	3.1
L.A. Fitness I	Sep. 2013	1	45,000	7.2
SunTrust Bank I	Sep. 2013	32	182,400	6.8
National Tire & Battery I	Sep. 2013	1	10,795	6.9
Circle K I	Sep. 2013	19	54,521	11.8
Walgreens V	Sep. 2013	1	14,490	10.7
Walgreens VI	Sep. 2013	1	14,560	12.3
FedEx Ground I	Sep. 2013	1	21,662	6.4
Walgreens VII	Sep. 2013	10	142,140	12.8
O'Charley's I	Sep. 2013	20	135,973	14.8
Krystal Burgers Corporation I	Sep. 2013	6	12,730	12.7
Merrill Lynch, Pierce, Fenner & Smith I	Sep. 2013	3	553,841	7.9
1st Constitution Bancorp I	Sep. 2013	1	4,500	7.1
American Tire Distributors I	Sep. 2013	1	125,060	7.1
Tractor Supply II	Oct. 2013	1	23,500	6.8
United Healthcare I	Oct. 2013	1	400,000	4.5
National Tire & Battery II	Oct. 2013	1	7,368	15.4
Tractor Supply III	Oct. 2013	1	19,097	11.3
Mattress Firm II	Oct. 2013	1	4,304	6.7

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Dollar General XI	Oct. 2013	1	9,026	10.3
Academy Sports I	Oct. 2013	1	71,640	11.5
Talecris Plasma Resources I	Oct. 2013	1	22,262	6.3
Amazon I	Oct. 2013	1	79,105	6.6
Fresenius II	Oct. 2013	2	16,047	10.6
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	12.0
Dollar General XIII	Nov. 2013	1	9,169	9.3
Advance Auto II	Nov. 2013	2	13,887	6.4
FedEx Ground II	Nov. 2013	1	48,897	6.6
Burger King I	Nov. 2013	41	168,192	16.9
Dollar General XIV	Nov. 2013	3	27,078	11.4
Dollar General XV	Nov. 2013	1	9,026	11.8
FedEx Ground III	Nov. 2013	1	24,310	6.7
Dollar General XVI	Nov. 2013	1	9,014	8.9
Family Dollar V	Nov. 2013	1	8,400	6.3
Walgreens VIII	Dec. 2013	1	14,490	7.0
CVS III	Dec. 2013	1	10,880	7.1
Mattress Firm III	Dec. 2013	1	5,057	6.5
Arby's II	Dec. 2013	1	3,494	11.3
Family Dollar VI	Dec. 2013	2	17,484	7.1
SAAB Sensis I	Dec. 2013	1	90,822	8.3
Citizens Bank I	Dec. 2013	9	34,777	7.0
Walgreens IX	Jan. 2014	1	14,490	6.1
SunTrust Bank II	Jan. 2014	30	148,233	10.3
Mattress Firm IV	Jan. 2014	1	5,040	7.7
FedEx Ground IV	Jan. 2014	1	59,167	6.5
Mattress Firm V	Jan. 2014	1	5,548	6.8
Family Dollar VII	Feb. 2014	1	8,320	7.5
Aaron's I	Feb. 2014	1	7,964	6.7
Auto Zone III	Feb. 2014	1	6,786	6.3
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	5.8
Advance Auto III	Feb. 2014	1	6,124	7.7
Family Dollar VIII	Mar. 2014	3	24,960	6.6
Dollar General XVII	Mar. & May 2014	3	27,078	11.3
SunTrust Bank III	Mar. 2014	112	599,461	9.9
SunTrust Bank IV	Mar. 2014	27	142,625	10.3
Dollar General XVIII	Mar. 2014	1	9,026	11.3
Sanofi US I	Mar. 2014	1	736,572	9.5
Family Dollar IX	Apr. 2014	1	8,320	7.3
Stop & Shop I	May 2014	8	544,112	9.9
Bi-Lo I	May 2014	1	55,718	9.0
Dollar General XIX	May 2014	1	12,480	11.7
Dollar General XX	May 2014	5	48,584	10.3
Dollar General XXI	May 2014	1	9,238	11.7
Dollar General XXII	May 2014	1	10,566	10.3
FedEx Ground V	Feb. 2016	1	45,755	8.6
FedEx Ground VI	Feb. 2016	1	120,731	8.7
FedEx Ground VII	Feb. 2016	1	42,299	8.8
FedEx Ground VIII	Feb. 2016	1	78,673	8.8
		455	13,319,348	9.1
_____________________

(1)	Remaining lease term in years as of December 31, 2016. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

The following table represents certain additional information about the properties owned by RCA at December 31, 2016:

Property	Acquisition Date	Property Type	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	1	105,779	94.0%	2.5
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	96.7%	4.0
Tiffany Springs MarketCenter	Sep. 2013	Power Center	1	264,952	74.3%	5.2
The Streets of West Chester	Apr. 2014	Lifestyle Center	1	236,842	92.1%	11.5
Prairie Towne Center	Jun. 2014	Power Center	1	289,277	95.3%	7.4
Southway Shopping Center	Jun. 2014	Power Center	1	181,809	99.3%	3.6
Stirling Slidell Centre	Aug. 2014	Power Center	1	134,276	77.2%	3.6
Northwoods Marketplace	Aug. 2014	Power Center	1	236,078	95.9%	3.3
Centennial Plaza	Aug. 2014	Power Center	1	233,797	100.0%	2.5
Northlake Commons	Sep. 2014	Lifestyle Center	1	109,112	95.9%	4.4
Shops at Shelby Crossing	Sep. 2014	Power Center	1	236,107	97.0%	2.7
Shoppes of West Melbourne	Sep. 2014	Power Center	1	144,484	96.0%	4.5
The Centrum	Sep. 2014	Power Center	1	270,747	93.5%	2.9
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	1	103,064	100.0%	2.7
Southroads Shopping Center	Oct. 2014	Power Center	1	437,515	71.2%	4.7
Parkside Shopping Center	Nov. 2014 & Dec. 2015	Power Center	1	181,620	94.6%	6.0
West Lake Crossing	Nov. 2014	Power Center	1	75,928	90.2%	4.4
Colonial Landing	Dec. 2014	Power Center	1	263,559	81.6%	4.6
The Shops at West End	Dec. 2014	Lifestyle Center	1	381,831	81.9%	8.7
Township Marketplace	Dec. 2014	Power Center	1	298,630	96.2%	2.4
Cross Pointe Centre	Mar. 2015	Power Center	1	226,089	100.0%	10.3
Towne Center Plaza	Apr. 2015	Power Center	1	94,096	100.0%	6.1
Harlingen Corners	May 2015	Power Center	1	228,208	96.2%	5.3
Village at Quail Springs	Jun. 2015	Power Center	1	100,404	100.0%	2.2
Pine Ridge Plaza	Jun. 2015	Power Center	1	239,492	95.2%	3.1
Bison Hollow	Jun. 2015	Power Center	1	134,798	100.0%	5.8
Jefferson Commons	Jun. 2015	Power Center	1	205,918	93.4%	9.0
Northpark Center	Jun. 2015	Power Center	1	318,327	99.2%	3.8
Anderson Station	Jul. 2015	Power Center	1	243,550	95.9%	2.6
Patton Creek	Aug. 2015	Power Center	1	491,294	94.5%	4.7
North Lakeland Plaza	Sep. 2015	Power Center	1	171,397	96.3%	3.7
Riverbend Marketplace	Sep. 2015	Power Center	1	142,617	97.2%	6.2
Montecito Crossing	Sep. 2015	Power Center	1	179,721	97.4%	5.3
Best on the Boulevard	Sep. 2015	Power Center	1	204,568	100.0%	5.1
Shops at RiverGate South	Sep. 2015	Power Center	1	140,703	97.8%	8.8
Portfolio, December 31, 2016			35	7,508,554	92.6%	5.3
_____________________

(1)	Remaining lease term in years as of December 31, 2016, calculated on a weighted-average basis.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2016:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	8	2,011,213	15.1%	$8,858	5.4%
Arkansas	6	54,620	0.4%	662	0.4%
Colorado	3	25,130	0.2%	504	0.3%
Connecticut	2	84,045	0.6%	1,640	1.0%
District of Columbia	1	2,745	—%	235	0.1%
Florida	74	396,436	3.0%	12,491	7.6%
Georgia	55	1,778,560	13.4%	18,191	11.0%
Idaho	2	13,040	0.1%	298	0.2%
Illinois	30	359,408	2.7%	6,256	3.8%
Indiana	5	35,056	0.3%	598	0.4%
Iowa	6	126,710	0.9%	1,485	0.9%
Kentucky	4	113,269	0.8%	1,207	0.7%
Louisiana	13	114,185	0.9%	1,387	0.9%
Maryland	7	423,354	3.2%	4,537	2.7%
Massachusetts	8	1,561,761	11.7%	13,368	8.1%
Michigan	13	140,232	1.1%	2,388	1.4%
Minnesota	4	311,317	2.3%	2,882	1.7%
Mississippi	10	124,121	0.9%	1,465	0.9%
Missouri	7	139,566	1.0%	1,455	0.9%
New Jersey	7	1,372,311	10.3%	33,003	20.0%
New Mexico	1	8,320	0.1%	94	0.1%
New York	3	152,348	1.1%	2,613	1.6%
North Carolina	41	968,080	7.3%	10,980	6.6%
North Dakota	2	145,041	1.1%	1,069	0.6%
Ohio	34	139,007	1.0%	4,304	2.6%
Oklahoma	2	26,970	0.2%	486	0.3%
Pennsylvania	15	70,350	0.5%	2,686	1.6%
Rhode Island	2	148,927	1.1%	2,419	1.5%
South Carolina	14	900,203	6.8%	7,147	4.3%
South Dakota	1	21,662	0.2%	220	0.1%
Tennessee	33	268,471	2.0%	4,111	2.5%
Texas	11	147,532	1.1%	2,492	1.5%
Utah	1	395,787	3.0%	3,397	2.1%
Virginia	24	184,109	1.4%	3,188	1.9%
West Virginia	1	9,238	0.1%	117	0.1%
Wisconsin	4	531,664	4.0%	6,629	4.0%
Wyoming	1	14,560	0.1%	291	0.2%
Total	455	13,319,348	100.0%	$165,153	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2016 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2016 on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	9	2,502,507	12.3%	$16,223	6.5%
Arkansas	6	54,620	0.3%	663	0.2%
Colorado	3	25,130	0.1%	504	0.2%
Connecticut	2	84,045	0.4%	1,640	0.7%
District of Columbia	1	2,745	—%	235	0.1%
Florida	78	1,211,983	6.0%	21,245	8.5%
Georgia	55	1,778,560	8.8%	18,191	7.3%
Idaho	2	13,040	0.1%	298	0.1%
Illinois	31	648,685	3.2%	8,434	3.4%
Indiana	5	35,056	0.2%	598	0.2%
Iowa	6	126,710	0.6%	1,485	0.6%
Kansas	1	239,492	1.2%	2,294	0.9%
Kentucky	6	500,807	2.5%	6,764	2.7%
Louisiana	14	248,461	1.2%	2,690	1.1%
Maryland	7	423,354	2.1%	4,537	1.8%
Massachusetts	8	1,561,761	7.7%	13,368	5.3%
Michigan	14	275,030	1.4%	3,880	1.6%
Minnesota	5	693,148	3.4%	11,701	4.7%
Mississippi	10	124,121	0.6%	1,465	0.6%
Missouri	8	404,518	2.0%	5,314	2.1%
Nevada	2	384,289	1.9%	6,877	2.8%
New Jersey	4	818,470	4.1%	20,290	8.1%
New Mexico	1	8,320	—%	94	—%
New York	3	152,348	0.8%	2,613	1.0%
North Carolina	46	1,857,348	9.2%	22,550	9.0%
North Dakota	2	145,041	0.7%	1,069	0.4%
Ohio	36	694,176	3.4%	10,887	4.4%
Oklahoma	5	798,686	3.9%	7,863	3.1%
Pennsylvania	17	472,044	2.3%	8,529	3.4%
Rhode Island	2	148,927	0.7%	2,419	1.0%
South Carolina	16	1,379,831	6.8%	12,444	5.0%
South Dakota	1	21,662	0.1%	220	0.1%
Tennessee	33	268,471	1.3%	4,111	1.6%
Texas	17	1,035,317	5.1%	14,922	6.0%
Utah	1	395,787	2.0%	3,397	1.4%
Virginia	24	184,109	0.9%	3,188	1.3%
West Virginia	1	9,238	—%	117	—%
Wisconsin	4	531,664	2.6%	6,629	2.7%
Wyoming	1	14,560	0.1%	291	0.1%
Total	487	20,274,061	100.0%	$250,039	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2016 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$159,895
2018	153,841
2019	155,931
2020	150,760
2021	149,425
2022	140,755
2023	130,691
2024	121,566
2025	105,939
2026	90,392
Thereafter	174,077
$1,533,272
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2016 on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$241,259
2018	223,229
2019	209,924
2020	193,058
2021	182,039
2022	166,953
2023	151,640
2024	136,806
2025	123,994
2026	101,777
Thereafter	221,662
$1,952,341

Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2017	55	$7,147	4.3%	341,812	2.6%
2018	4	325	0.2%	13,501	0.1%
2019	1	3,970	2.4%	389,377	2.9%
2020	1	3,397	2.1%	395,787	3.0%
2021	3	7,287	4.4%	798,536	6.0%
2022	6	12,334	7.5%	1,748,390	13.1%
2023	35	11,363	6.9%	1,778,038	13.3%
2024	14	15,719	9.5%	797,839	6.0%
2025	18	7,267	4.4%	557,799	4.2%
2026	22	29,857	18.1%	1,381,430	10.4%
	159	$98,666	59.8%	8,202,509	61.6%
_____________________________

(1)	Annualized rental income as of December 31, 2016 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2016 on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2017	65	$5,802	2.3%	489,839	2.5%
2018	170	22,280	8.9%	1,360,335	6.9%
2019	125	15,598	6.2%	1,187,524	6.0%
2020	100	17,418	7.0%	1,533,630	7.8%
2021	72	16,128	6.5%	1,369,546	6.9%
2022	49	17,918	7.2%	2,210,477	11.2%
2023	51	13,279	5.3%	2,005,500	10.2%
2024	55	13,665	5.5%	827,281	4.2%
2025	58	17,114	6.8%	1,302,677	6.6%
2026	30	25,355	10.1%	1,215,996	6.2%
	775	$164,557	65.8%	13,502,805	68.5%
_____________________________

(1)	Annualized rental income as of December 31, 2016 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists the tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2016:

Tenant	Industry	Number of Properties Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
C&S Wholesale Grocers	Distribution	5	3,044,685	22.9%	Various	5.8	1 ten-year option, then 6 five-year options	$16,826	10.2%
Americold	Refrigerated Warehousing	9	1,407,166	10.6%	Sep. 2027	10.8	4 five-year options	$12,720	7.7%
SunTrust Bank	Retail Banking	201	1,072,719	8.1%	Various	9.6	1 ten-year option, then 6 five-year options	$29,208	17.7%
Sanofi US	Healthcare	1	736,572	5.5%	Jun. 2026	9.5	2 five-year options	$18,778	11.4%
_____________________

(1)	Remaining lease term in years as of December 31, 2016, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2016 for the tenant's in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
The following table lists the tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2016 on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties:

Tenant	Industry	Number of Properties Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
C&S Wholesale Grocers	Distribution	5	3,044,685	15.4%	Various	5.8	1 ten-year option, then 6 five-year options	$16,826	6.7%
SunTrust Bank	Retail Banking	201	1,072,719	5.4%	Various	9.6	1 ten-year option, then 6 five-year options	$29,208	11.7%
_____________________

(1)	Remaining lease term in years as of December 31, 2016, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2016 for the tenant's in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2016. The rentable square feet or annualized rental income on a straight-line basis of the following properties also represent 5% or more of the total pro forma portfolio's rentable square feet or annualized rental income on a straight-line basis, giving effect to the Mergers and the Merrill Lynch Dispositions as of December 31, 2016. The tenant concentrations of these properties are summarized below:

C&S Wholesale Grocers - Birmingham, AL
C&S Wholesale Grocers - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 1,311,295 total rentable square feet and is 100.0% leased to a subsidiary of C&S Wholesale Grocers, Inc., and the lease is guaranteed by C&S Wholesale Grocers, Inc. As of December 31, 2016, the tenant has 6.5 years remaining on its lease which expires in June 2023. The lease has annualized rental income on a straight-line basis of $4.7 million and contains one ten-year renewal option, followed by six five-year renewal options.
Sanofi US - Bridgewater, NJ
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2016, the tenant has 9.5 years remaining on its lease which expires in June 2026. The lease has annualized rental income on a straight-line basis of $18.8 million and contains two five-year renewal options.
Property Financings
Our mortgage notes payable as of December 31, 2016 and 2015 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2016	2015	2016		2015		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,841	$8,190	5.93%		6.01%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.48%		5.56%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	112	88,567	99,677	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	38,271	38,936	5.63%		5.63%		Fixed	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	649,532	4.36%		4.36%		Fixed	Sep. 2020	Sep. 2020
Gross mortgage notes payable	447	1,037,767	1,053,648	4.75%	(1)	4.77%	(1)
Deferred financing costs, net of accumulated amortization		(15,492)	(20,066)
Mortgage notes payable, net of deferred financing costs		$1,022,275	$1,033,582
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of December 31, 2016, on a pro forma basis, after giving effect to the Mergers and the disposition of the Merrill Lynch Properties, we will have gross mortgage notes outstanding of $1.2 billion and a credit facility outstanding of $304.0 million.
Item 3. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  Plaintiffs seek on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 17, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. The Court has not selected a lead plaintiff and has adjourned the deadline for Defendants to answer or move against the Complaint until 45 days after a Court-appointed lead plaintiff either adopts the current Complaint or files an Amended Complaint. The Company and the Director Defendants deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2016.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is not currently traded on a national securities exchange. Our common stock has been approved for listing on the NYSE, subject to us being in compliance with all applicable listing standards on the date it begins trading on the NYSE. We intend to list our common stock on the NYSE at a time yet to be determined. Our approval for listing is valid through August 2017, and we may apply to extend the outside date for listing. Our board of directors has not yet determined when it will request that our common stock be listed and commence trading, and any decision with respect to the timing of listing would be based on market conditions and other factors. There can be no assurance when our common stock will commence trading on the NYSE or whether our shares will trade at a price equal to or greater than the Estimated Per-Share NAV.
There is presently no established market for our shares. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
On March 17, 2016, our board of directors approved an Estimated Per-Share NAV of $24.17 as of December 31, 2015. We intend to publish an Estimated Per-Share NAV as of December 31, 2016 shortly following the filing of this Annual Report on Form 10-K as of and for the year ended December 31, 2016. Consistent with our valuation guidelines, the Advisor engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors and as described below. Duff & Phelps does not have any direct interests in any transaction with us and there are no conflicts of interest between Duff & Phelps, on one hand, and us or our Advisor, on the other (other than to the extent that the findings of Duff & Phelps regarding our assets, or the assets of real estate investment programs sponsored by affiliates of our Advisor, may affect the value of ownership interests owned by, or incentive compensation payable to, directors, officers or affiliates of us and our Advisor).
 Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Company's board of directors by Duff & Phelps (the "Duff & Phelps Real Estate Appraisal Report") complies with the Investment Program Association Practice Guideline 2013-01 titled "Valuations of Publicly Registered Non-Listed REITs," issued April 29, 2013.
Duff & Phelps performed a valuation of the real estate assets utilizing the Income Capitalization approach, as described further below, that is commonly used in the commercial real estate industry. There were two loans that were sold after the valuation date and those prices were utilized as a proxy for fair value.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of the real estate assets and (B) the estimated value of the other assets, minus the sum of (C) estimated value of debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to our Advisor, management or any of their respective affiliates based on the aggregate net asset value of the Company based on Estimated Per-Share NAV and payable in a hypothetical liquidation of the Company as of December 31, 2015, divided by (ii) the number of common shares outstanding on a fully-diluted basis as of December 31, 2015, which was 64,961,346.
Income Capitalization Approach
Duff & Phelps estimated the “as is” market value of substantially all of the real estate assets as of December 31, 2015 using an income capitalization approach, which simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. NOI developed in Duff & Phelps' analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “Discounted Cash Flow Method”). Thus, two key steps were involved: (1) estimating the NOI applicable to each real estate asset and (2) choosing appropriate capitalization rates and discount rates, as applicable.
Duff & Phelps utilized the Direct Capitalization Method for 391 real estate asset values when there was more than seven years remaining on the existing leases, or whose options will likely be exercised resulting in a remaining lease term greater than seven years, and the Discounted Cash Flow Method for 73 real estate asset values.

The value of our mortgage notes payable as of December 31, 2015 was estimated using discounted cash flow analyses. The discounted cash flow analyses were based on projected cash flows over the remaining loan terms and utilized estimates of market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Advisor recommended, and our board of directors believes, that this assumption reflected the terms available to borrowers seeking borrowing terms similar to ours and with a credit profile similar to our credit profile.
For all other assets and liabilities, including cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses, deferred rent and other liabilities, and distributions payable, the Advisor believes that cost estimates fair value.
The Estimated Per-Share NAV does not represent: (i) the amount at which our shares would trade on a national securities exchange or a third party would pay to acquire the Company, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at Estimated Per-Share NAV;

•	a stockholder would ultimately realize distributions per share equal to Estimated Per-Share NAV upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;

•	the Company's shares would trade at a price equal to or greater than Estimated Per-Share NAV if the shares were listed on a national securities exchange; or

•
the methodology used to establish the Estimated Per-Share NAV would be acceptable to FINRA for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The Estimated Per-Share NAV was unanimously adopted by our board on March 17, 2016 and reflects the fact that the estimate was calculated at a moment in time. The Estimated Per-Share NAV does not reflect events subsequent to December 31, 2015 that would have affected the Company's net asset value, and does not include the value of the properties acquired or the liabilities assumed in the Merger or otherwise take into consideration the effect of the Merger. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently expect to update our Estimated Per-Share NAV on an annual basis. Nevertheless, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
Holders
As of February 28, 2017, we had 104.3 million shares of common stock outstanding held by a total of 53,840 stockholders.
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
In addition, on February 16, 2017, we, the OP, and certain other subsidiaries of ours acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties to an unsecured amended and restated credit agreement, dated December 2, 2014, by and among the RCA OP to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility (the “Amended Credit Facility”). Under the restricted payments covenant in the Amended Credit Facility, we may declare or pay cash distributions in an aggregate amount (excluding cash distributions reinvested through our DRIP) not to exceed the greater of (i) 120% of our MFFO for each fiscal quarter; or (ii) the amount necessary for us to be able to make distributions required to maintain our status as a REIT. For more information on the Amended Credit Facility, see Note 17 — Subsequent Events, Second Amendment to Amended and Restated Credit Agreement, in the accompanying consolidated financial statements.

The following table details from a tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016		2015		2014
Return of capital	76.0%	$1.25	89.9%	$1.48	55.5%	$0.91
Ordinary dividend income	24.0%	0.40	10.1%	0.17	44.2%	0.73
Capital gain	—%	—	—%	—	0.3%	0.01
Total	100.0%	$1.65	100.0%	$1.65	100.0%	$1.65
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
Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, as well as distributions related to unvested restricted shares, for the years ended December 31, 2016 and 2015:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$26,767	$26,649
2nd Quarter, 2016	27,004	26,783
3rd Quarter, 2016	27,237	27,279
4th Quarter, 2016	26,996	27,293
Total	$108,004	$108,004

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$26,663	$26,721
2nd Quarter, 2015	27,434	27,187
3rd Quarter, 2015	27,614	27,642
4th Quarter, 2015	27,246	27,430
Total	$108,957	$108,980
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from real estate operations. During the years ended December 31, 2016 and 2015, cash used to pay our distributions was generated from cash flows provided by operations and the proceeds from shares issued pursuant to the DRIP. We expect to continue to use funds received from operating activities to pay our distributions.

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
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. We account for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
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
As of December 31, 2016 and 2015, we had 9,367 and 7,455 unvested restricted shares in our restricted share plans, respectively.
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
On December 27, 2016, our board of directors approved an amendment to the SRP to provide that repurchase proceeds for any repurchase requests made during the year ended December 31, 2016 will be paid within 31 days of the consummation of the Merger.
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	8,082	$24.98
Year ended December 31, 2014	295,825	23.99
Year ended December 31, 2015	1,769,738	24.13
Year ended December 31, 2016	7,854	24.17
Cumulative repurchases as of December 31, 2016	2,081,499	$24.12
During the year ended December 31, 2016, 6.8 million shares were requested for repurchase. In March 2017, our board of directors approved the repurchase of 0.8 million of the requested shares at a weighted average repurchase price of $23.84. The approved repurchase requests will be paid within 31 days of the consummation of the Merger, which occurred on February 16, 2017.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015, 2014 and 2013, for the years ended December 31, 2016, 2015 and 2014 and for the period from January 22, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

	Historical
	December 31,
Balance sheet data (In thousands)	2016	2015	2014	2013
Total real estate investments, at cost	$2,024,387	$2,218,127	$2,218,127	$1,147,072
Commercial mortgage loans, held for investment, net	$17,175	$17,135	$—	$—
Assets held for sale	$137,602	$56,884	$—	$—
Total assets (1)	$2,064,459	$2,237,088	$2,224,805	$1,347,309
Mortgage notes payable, net of deferred financing costs (1)	$1,022,275	$1,033,582	$465,854	$8,764
Credit facility	$—	$—	$423,000	$—
Total liabilities (1)	$1,079,593	$1,110,339	$959,640	$35,495
Total stockholders' equity	$984,866	$1,126,749	$1,265,165	$1,311,814
_____________________________

(1)
As a result of a recently adopted accounting pronouncement, we have reclassified $20.1 million, $4.2 million and $0.1 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of December 31, 2015, 2014 and 2013, respectively.

	Historical
	Year Ended December 31,			Period from January 22, 2013 (date of inception) to December 31, 2013
Operating data (In thousands, except share and per share data)	2016	2015	2014
Total revenues	$177,668	$174,498	$158,380	$24,289
Operating expenses	178,287	141,347	135,477	47,105
Operating (loss) income	(619)	33,151	22,903	(22,816)
Other (expense) income	(53,636)	(54,268)	(24,900)	2,019
Net loss	$(54,255)	$(21,117)	$(1,997)	$(20,797)

Other data:
Cash flows provided by (used in) operating activities	$73,369	$89,458	$99,811	$(13,617)
Cash flows provided by (used in) investing activities	$37,830	$(61,718)	$(490,814)	$(1,225,532)
Cash flows (used in) provided by financing activities	$(110,484)	$28,000	$364,587	$1,340,325
Per share data:
Basic and diluted net loss per share	$(0.83)	$(0.32)	$(0.03)	$(0.72)
Distributions declared per share	$1.65	$1.65	$1.65	$1.65
Basic and diluted weighted-average shares outstanding	65,450,432	66,028,245	64,333,260	28,954,769

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
Overview
American Finance Trust, Inc. (the "Company," "we" "our" or "us") is a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). Prior to the Merger, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of December 31, 2016, we owned 455 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased. If the Merger and the disposition of the Merrill Lynch Properties (defined below) had been completed on December 31, 2016, we would have owned 487 properties comprised of 20.3 million rentable square feet, which would have been 97.3% leased, including 452 net leased commercial properties and 35 stabilized core retail properties.
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
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of December 31, 2016, we had 65.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.6 billion. In 2017, we issued approximately 38.2 million shares of common stock pursuant to the Merger.
On March 17, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $24.17 as of December 31, 2015, which was published on March 18, 2016. Our shares of common stock have been approved for listing on the NYSE under the symbol "AFIN" (the "Listing"), subject to compliance with all applicable listing standards on the date it begins trading on the NYSE. Our approval for listing is valid through August 2017, although we may apply to extend the outside date for listing. While we intend to list our shares of common stock on the NYSE at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading on the NYSE.
We have no employees. We have retained American Finance Advisors, LLC (our "Advisor") to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or our "Sponsor"), as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business.
Completed Mergers and Significant Disposals
American Realty Capital — Retail Centers of America, Inc. Merger
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital — Retail Centers of America, Inc. ("RCA"), American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”). The Merger Agreement provided for (a) the merger of RCA with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of theRCA OP with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). The Mergers became effective on February 16, 2017.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into the right to receive (x) a number of shares of our common stock, $0.01 par value per share (the “Company Common Stock”) equal to 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from us, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of RCA became fully vested and entitled to receive the Merger Consideration.
In 2017, we issued approximately 38.2 million shares of Company Common Stock as consideration in the Merger and paid approximately $94.3 million as Cash Consideration.
In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions. We did not borrow any funds under the bridge loan facility.
Prior to the Mergers, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to us, and previously provided such services to RCA, pursuant to written advisory agreements. In 2017, in connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for OP Units of the Company and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The RCA Advisor was previously party to a service agreement, a property management and a leasing agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provided, subject to the RCA Advisor's oversight, real estate-related services, including acquisition, disposition, asset management and property management services, and leasing and construction oversight, as needed. The RCA Advisor passed through to Lincoln a portion of the fees and/or other expense reimbursements payable to the RCA Advisor for the performance of certain real estate-related services. In connection with the Mergers, the Advisor engaged in discussions with Lincoln for the engagement of Lincoln as the service provider for certain of RCA’s retail properties that are now owned by us, such that Lincoln would provide acquisition, property management and leasing services related to such retail properties. However, the Advisor and Lincoln were unable to enter into a satisfactory definitive agreement prior to the closing of the Mergers, and, on February 16, 2017, RCA provided Lincoln with notice of termination of the service agreement, the property management agreement and the leasing agreement. The Advisor and Lincoln continue to engage in discussions related to Lincoln providing such retail properties certain services.
Accounting Treatment for the Mergers
The Mergers will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from RCA will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Total Merger Consideration, the transaction could result in a bargain purchase gain that we would recognize immediately in earnings. Results of operations for RCA will be included in our consolidated financial statements subsequent to the Effective Date.
Merrill Lynch Disposition
We entered into a purchase and sale agreement dated as of October 11, 2016, as amended on November 10, 2016, November 18, 2016, November 23, 2016 and December 1, 2016, for the sale of three properties leased to Merrill Lynch, Pierce, Fenner & Smith (the "Merrill Lynch Properties") owned by us for a purchase price of $148.0 million, exclusive of closing costs. We consummated the disposition of the Merrill Lynch Properties on January 31, 2017. The disposal of the Merrill Lynch Properties does not represent a strategic shift.

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
Recently Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We elected to adopt this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined our OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $15.5 million and $20.1 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption.
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

In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical property acquisitions, for future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of December 31, 2016.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2016, we owned 455 properties with an aggregate base purchase price of $2.2 billion, comprised of 13.3 million rentable square feet that were 100.0% leased on a weighted-average basis.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
There were 451 properties that we owned for the entirety of the years ended December 31, 2016 and 2015 (our "2015-2016 Same Store") with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties (our "2016 Acquisitions) for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. During 2016, we sold 12 properties (our "2016 Disposals"), which had an aggregate base purchase price of $31.8 million and consisted of 0.1 million rentable square feet, for an aggregate contract price of $30.2 million, inclusive of closing costs. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank (our "2016 Leasing Activity"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from these properties. We did not purchase or sell any properties, or amend any lease terms during 2015.
Rental Income
Rental income increased $3.5 million to $164.4 million for the year ended December 31, 2016, compared to $160.9 million for the year ended December 31, 2015. This increase in rental income was primarily due to $2.2 million of incremental income from our 2016 acquisitions, as well as an increase in our 2015-2016 Same Store rental income of $2.5 million as a result of our 2016 Leasing Activity. These increases were partially offset by a decrease in rental income of $1.2 million due to our 2016 Disposals.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $0.7 million to $12.2 million for the year ended December 31, 2016, compared to $11.5 million for the year ended December 31, 2015. This increase was primarily driven by $0.3 million of operating expense reimbursements on our 2016 Acquisitions. Additionally, we received $0.3 million of contractual payments in connection with the sale of our 2016 Dispositions. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Interest Income from Debt Investments
Interest income from debt investments decreased $1.0 million to $1.1 million for the year ended December 31, 2016 compared to $2.1 million for the year ended December 31, 2015. This decrease resulted from our sale of two of our commercial mortgage loans in the first quarter of 2016, as well as the sale of our commercial mortgage-backed securities during 2015. For the year ended December 31, 2016, the average carrying value of our commercial mortgage loans was $21.5 million, with a weighted-average yield of 4.57%. For the year ended December 31, 2015, we had commercial mortgage loans with a weighted-average balance of $26.7 million and a weighted-average yield of 5.16%, as well as commercial mortgage-backed securities with a weighted-average balance of $9.2 million and a weighted-average yield of 7.09%.
Asset Management Fees to Related Party
Asset management fees to related party increased $5.0 million to $18.0 million for the year ended December 31, 2016, compared to $13.0 million for the year ended December 31, 2015. We pay these fees to our Advisor for managing our day-to-day operations. The $5.0 million increase was due to changes in the contractual terms of our advisory agreement. From April 1, 2015 through July 20, 2015, we paid an asset management fee to our Advisor on a monthly basis based on our cost of assets. Subsequent to July 20, 2015, we pay our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. We did not incur the variable portion of the base management fee or a variable management fee during the years ended December 31, 2016 and 2015. Please see Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense increased $0.3 million to $13.6 million for the year ended December 31, 2016, compared to $13.3 million for the year ended December 31, 2015. This increase was primarily driven by property operating expense of $0.3 million from our 2016 Acquisitions. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $27.3 million of impairment charges during the year ended December 31, 2016. As of December 31, 2016, there were 57 held for use single-tenant net lease properties operated by SunTrust which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, we reconsidered our intended holding period for these properties and evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. As a result of our consideration of impairment, we determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $24.7 million for the year ended December 31, 2016.

Additionally, $1.3 million of impairment charges related to the loss on sale of four single-tenant net lease properties operated by SunTrust, which were sold during the year ended December 31, 2016. The remaining $1.4 million of impairment charges were a result of reclassifying two additional single-tenant net lease properties operated by SunTrust as assets held for sale as of December 31, 2016, as the carrying amount of the long-lived assets associated with these properties was greater than the Company's estimate of their fair value less estimated costs to sell. We closed on the sale of these properties during the first quarter of 2017. No impairment charges were incurred during the year ended December 31, 2015.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $4.9 million to $7.1 million for the year ended December 31, 2016, compared to $2.2 million for the year ended December 31, 2015. Acquisition and transaction related expenses for the year ended December 31, 2016 were primarily due to costs incurred in connection with the Mergers of $6.5 million. These costs include fees to the special committee's financial advisor and legal counsel of $4.3 million, legal and other costs related to preparing Merger agreements and preparing and filing our joint registration statement on Form S-4 of $1.6 million, proxy solicitation fees of $0.4 million and fees to the special committee of the board of directors for their review of the Mergers of $0.2 million. Additionally, we incurred costs in connection with our sales of real estate investments and commercial mortgage loans of $0.6 million. Acquisition and transaction related expenses for the year ended December 31, 2015 primarily related to acquisition fees, legal fees and other closing costs associated with the origination and acquisition of our Commercial Real Estate ("CRE") Debt Investments and third party appraisal costs incurred in connection with our purchase price allocation procedures. There were no property acquisitions during the year ended December 31, 2015.
General and Administrative Expense
General and administrative expense decreased $0.1 million to $11.2 million for the year ended December 31, 2016, compared to $11.3 million for year ended December 31, 2015. This decrease primarily related to a decrease in audit and legal fees. This decrease was partially offset by an increase in fees incurred from related parties for cost reimbursements including personnel costs.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.4 million to $101.1 million for the year ended December 31, 2016, compared to $101.5 million for the year ended December 31, 2015. This decrease was driven primarily by a decrease in depreciation and amortization expense of $0.8 million on our 2016 Disposals. Additionally, our 2015-2016 Same Store depreciation and amortization expense decreased $0.7 million, primarily due to the fact that we stopped recognizing depreciation and amortization expense on the Merrill Lynch Properties once they were reclassified to assets held for sale. These decreases were partially offset by an increase in depreciation and amortization expense from our 2016 Acquisitions of $1.1 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $13.4 million to $54.3 million for the year ended December 31, 2016, compared to $40.9 million for the year ended December 31, 2015. This increase is primarily related to an increase in our weighted-average mortgage notes payable outstanding, partially offset by a decrease in our weighted-average credit facility outstanding, as we paid down and terminated the credit facility effective August 7, 2015. Additionally, we incurred $4.2 million of amortization related to commitment fees on a bridge loan facility in connection with the merger, which we did not draw on. The following table presents the weighted-average balances of our fixed-rate debt and credit facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the years ended December 31, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Year Ended December 31,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$1,045,695	$49,814	4.75%	$715,256	$37,754	5.19%
Credit Facility	$—	—	—%	$260,308	5,246	1.93%
Amortization of deferred financing costs		8,650			5,099
Amortization of mortgage premiums		(4,211)			(7,208)
Interest Expense		$54,253			$40,891
Loss on Extinguishment of Debt
During the year ended December 31, 2015, in connection with the termination of our credit facility, we wrote off $7.6 million of related deferred financing costs as a loss on extinguishment of debt. We did not incur any loss on extinguishment of debt during the year ended December 31, 2016.

Loss on Sale of Commercial Mortgage-Backed Securities
We incurred a loss on the sale of our commercial mortgage-backed securities of $1.6 million during the year ended December 31, 2015, which had an aggregate cost basis of $30.3 million and sold for $28.7 million. No commercial mortgage-backed securities were sold during the year ended December 31, 2016.
Gain on Sale of Other Real Estate Securities
Gain on sale of other real estate securities of $0.7 million for the year ended December 31, 2015 resulted from the sale of investments in redeemable preferred stock and senior notes with an aggregate cost basis of $18.6 million for $19.3 million. No other real estate securities were sold during the year ended December 31, 2016.
Gain on Sale of Real Estate Investments
Gain on sale of real estate investments of $0.5 million for the year ended December 31, 2016 resulted from the sale of eight single-tenant net lease properties operated by SunTrust with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs. No real estate investments were sold during the year ended December 31, 2015.
Loss on Commercial Mortgage Loans Held for Sale
Loss on commercial mortgage loans held for sale of $5.5 million for the year ended December 31, 2015 relates to a fair value adjustment on our commercial mortgage loans, held for sale. Two of our commercial mortgage loans were held for sale as of December 31, 2015, with a net cost of $62.4 million and a fair value of $56.9 million. We closed on the sale of these loans during the first quarter of 2016. There were no commercial mortgage loans held for sale as of December 31, 2016.
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
Loss on Commercial Mortgage Loans for Sale
Loss on commercial mortgage loans held for sale of $5.5 million relates to a fair value adjustment on our commercial mortgage loans, held for sale. Two of our commercial mortgage loans were held for sale as of December 31, 2015, with a net cost of $62.4 million and a fair value of $56.9 million. There were no assets held for sale as of December 31, 2014.
Other Income
Other income decreased $0.1 million to $0.1 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. Other income is primarily related to interest earned on our cash and cash equivalents.
Cash Flows for the Year Ended December 31, 2016
Cash flows provided by operating activities of $73.4 million during the year ended December 31, 2016 included a net loss adjusted for non-cash items of $78.7 million (net loss of $54.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments of $133.0 million), an increase in accounts payable and accrued expenses of $3.2 million and an increase in deferred rent and other liabilities of $0.4 million. These operating cash flows were partially offset by an increase in prepaid expenses and other assets of $8.9 million.
The net cash provided by investing activities during the year ended December 31, 2016 of $37.8 million was generated from the proceeds from the sale of commercial mortgage loans of $56.9 million and the sale of real estate investments of $15.2 million, partially offset by amounts invested in real estate and other assets of $34.2 million.
The net cash used in financing activities of $110.5 million during the year ended December 31, 2016 consisted primarily of cash distributions of $87.5 million, common stock repurchases of $16.3 million, payments of deferred financing costs of $5.7 million and payments of mortgage notes payable of $1.0 million.
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
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $131.2 million. Our principal demands for funds are for payment of our operating and administrative expenses, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, proceeds from shares issued through our DRIP and proceeds from our secured mortgage financings.
We use debt financing to fund a portion of our capital needs. As of December 31, 2016, we had $1.0 billion of mortgage notes payable outstanding with a leverage ratio (total debt divided by total assets) of 50.0%. In connection with the Merger, we assumed from RCA mortgage notes payable of $127.7 million, as well as a credit facility with $304.0 million outstanding. The Company's mortgage notes payable and RCA's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016, the Company and RCA were in compliance with the financial covenants under their mortgage notes payable agreements. Additionally, RCA's credit facility required RCA to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2016, RCA was in compliance with the financial covenants under the Credit Agreement (as defined below).
On February 16, 2017, we, the OP, and certain other subsidiaries of ours acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (the "Original Credit Agreement", and as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to the revolving credit facility noted above (the “Amended Credit Facility”), which related to the credit facility described above. The Second Amendment provides for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Amended Credit Facility, and for the Company to become a guarantor under the Amended Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger.
The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million.

The Amended Credit Facility will mature on May 1, 2018. Borrowings under the Amended Credit Facility will bear interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company’s consolidated leverage ratio.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Upon the occurrence of an event of default, the requisite lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
Upon the closing of the Mergers, we paid the Cash Consideration of $94.3 million to RCA shareholders, which was funded from cash on hand at the time the Mergers were completed.
On January 31, 2017, we closed on the sale of the Merrill Lynch Properties for a purchase price of $148.0 million, exclusive of closing costs. This disposition resulted in net proceeds to us of $138.3 million.
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. See Note 10 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K for more information on terms and conditions of the SRP.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended				Year Ended December 31, 2016
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net loss (in accordance with GAAP)	$(5,854)	$(4,077)	$(8,729)	$(35,595)	$(54,255)
Gain on sale of real estate investments	—	(454)	—	—	(454)
Impairment charges	—	—	117	27,182	27,299
Depreciation and amortization	25,493	25,538	25,446	24,666	101,143
FFO	19,639	21,007	16,834	16,253	73,733
Acquisition and transaction related fees and expenses	343	734	4,381	1,605	7,063
Amortization of market and other intangibles, net	415	119	(28)	(29)	477
Straight-line rent	(1,723)	(1,682)	(1,746)	(1,679)	(6,830)
Amortization of mortgage premiums on borrowings	(976)	(1,265)	(980)	(990)	(4,211)
Discount accretion on investments	(7)	(8)	(13)	(12)	(40)
MFFO	$17,691	$18,905	$18,448	$15,148	$70,192

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
During the year ended December 31, 2016, distributions paid to common stockholders totaled $108.0 million, inclusive of $20.5 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the year ended December 31, 2016, cash used to pay distributions was generated from cash flows provided by operations and retained cash flows from prior years.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2016
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
(Dollar amounts in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$26,767		$27,004		$27,237		$26,996		$108,004

Source of distribution coverage:
Cash flows provided by operations (1)	$26,767	100.0%	$27,004	100.0%	$27,237	100.0%	$26,996	100.0%	$108,004	100.0%
Total source of distribution coverage	$26,767	100.0%	$27,004	100.0%	$27,237	100.0%	$26,996	100.0%	$108,004	100.0%

Cash flows provided by operations (GAAP basis)	$20,585		$17,630		$17,539		$17,615		$73,369
Net loss (in accordance with GAAP)	$(5,854)		$(4,077)		$(8,729)		$(35,595)		$(54,255)
_____________________

(1)
Includes $6.2 million, $9.4 million, $9.7 million, $9.3 million and $34.6 million of cash flows provided by operations in prior periods and not previously distributed for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and the year ended December 31, 2016, respectively.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2016, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of December 31, 2016, our leverage ratio (total debt divided by total assets) was 50.0%.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2016. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Principal on mortgage notes payable	$1,037,767	$83,393	$2,354	$946,272	$5,748
Interest on mortgage notes payable	179,703	45,634	89,298	43,801	970
Ground lease rental payments due	8,375	921	1,805	1,019	4,630
	$1,225,845	$129,948	$93,457	$991,092	$11,348
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2016 on a pro forma basis, giving effect to the Mergers and the disposition of the Merrill Lynch Properties. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Principal on mortgage notes payable	$1,165,600	$84,578	$67,715	$986,369	$26,938
Interest on mortgage notes payable	200,764	51,686	97,610	48,194	3,274
Credit Facility	304,000	—	304,000	—	—
Interest on Credit Facility	11,809	6,149	5,660	—	—
Ground lease rental payments due	8,375	921	1,805	1,019	4,630
	$1,690,548	$143,334	$476,790	$1,035,582	$34,842
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
Related-Party Transactions and Agreements
Please see Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
As of December 31, 2016, our debt consisted of fixed-rate secured mortgage financings with a gross carrying value of $1.0 billion and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $34.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $35.7 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements as of and for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K, and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 and accordingly you will not find a report from KPMG LLP regarding the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.americanfinancetrust.com/wp-content/uploads/2013/10/ARCTVCodeofethics.pdf. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Additional information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein beginning at page F-36 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
Schedule IV — Mortgage Loans on Real Estate
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (14)
Agreement and Plan of Merger, dated as of September 6, 2016, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

3.1 (8)	Articles of Amendment and Restatement
3.2 (7)	Third Amended and Restated Bylaws
4.1 (11)	Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of September 6, 2016
4.2 (14)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of American Finance Operating Partnership, L.P., dated as of February 16, 2017
10.1 (11)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among the Company, American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.2 (11)
Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among the Company and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.3 (11)
Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.4 (11)
Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC

10.5 (7)	Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company
10.6 (10)	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc.
10.7 (2)	Credit Agreement, dated as of September 23, 2013, among American Realty Capital Operating Partnership V, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.8 (3)	First Amendment to Credit Agreement, dated as of November 22, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.9 (3)	Second Amendment to Credit Agreement, dated as of December 19, 2013, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.10 (4)	Third Amendment to Credit Agreement, dated as of February 11, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.11 (4)	Fourth Amendment to Credit Agreement, dated as of March 12, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.12 (5)	Fifth Amendment to Credit Agreement, dated as of June 6, 2014, among American Realty Capital Operating Partnership V, L.P., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.13 (8)
Loan Agreement dated as of August 7, 2015 among Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc. as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers

10.14 (8)	Limited Recourse Guaranty dated as of August 7, 2015 by American Finance Trust, Inc. in favor of Barclays Bank PLC, Column Financial, Inc. and UBS Real Estate Securities, Inc.

Exhibit No.	Description
10.15 (7)
Indemnification Agreement by and among the Company, Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

10.16 (12)	Indemnification Agreement by and between the Company and Herbert Vederman, dated May 14, 2015
10.17 (13)	Indemnification Agreement by and between the Company, Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.18 (8)	Indemnification Agreement by and between the Company and Lisa D. Kabnick, dated August 3, 2015
10.19 *
Agreement for Purchase and Sale of Real Property, dated as of October 12, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.20 *
First Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 10, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.21 *
Second Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 18, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.22 *
Third Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 23, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.23 *
Reinstatement and Fourth Amendment to Agreement for Purchase and Sale of Real Property, dated as of December 1, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.24 (14)
Second Amendment to Amended and Restated Credit Agreement, Assumption, Joinder and Reaffirmation of Guaranties, dated as of February 16, 2017, among American Finance Operating Partnership, L.P., as successor to American Realty Capital Operating Partnership, L.P., Genie Acquisition, LLC as successor to American Realty Capital - Retail Centers of America, Inc., American Finance Trust, Inc., the guarantors party thereto, the lenders party thereto and BMO Harris Bank N.A.

10.25 (14)	Indemnification Agreement, dated as of February 16, 2017, by and between American Finance Trust, Inc. and Leslie D. Michelson and Edward G. Rendell
14.1 (1)	Code of Ethics
16.1 (6)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on May 14, 2013.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 14, 2013.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 13, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 1, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

(7)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 13, 2016.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2016.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 10, 2016.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 30, 2016

(14)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 2017.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2017
Edward M. Weil, Jr.

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Nicholas Radesca

/s/ David Gong	Lead Independent Director	March 13, 2017
David Gong

/s/ Stanley Perla	Independent Director	March 13, 2017
Stanley Perla

/s/ Lisa D. Kabnick	Independent Director	March 13, 2017
Lisa D. Kabnick

/s/ Leslie D. Michelson	Independent Director	March 13, 2017
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	March 13, 2017
Edward G. Rendell

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Finance Trust, Inc.:
We have audited the accompanying consolidated balance sheets of American Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules titled Schedule III — Real Estate and Accumulated Depreciation — Part I, as of December 31, 2016, Schedule III — Real Estate and Accumulated Depreciation — Part II, for the years ended December 31, 2016, 2015 and 2014, and Schedule IV — Mortgage Loans on Real Estate as of December 31, 2016. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Finance Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 13, 2017

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$328,656	$358,278
Buildings, fixtures and improvements	1,395,602	1,540,821
Acquired intangible lease assets	300,129	319,028
Total real estate investments, at cost	2,024,387	2,218,127
Less: accumulated depreciation and amortization	(287,090)	(215,427)
Total real estate investments, net	1,737,297	2,002,700
Cash and cash equivalents	131,215	130,500
Restricted cash	7,890	7,887
Commercial mortgage loan, held for investment, net	17,175	17,135
Prepaid expenses and other assets	29,513	21,982
Deferred costs, net	3,767	—
Assets held for sale	137,602	56,884
Total assets	$2,064,459	$2,237,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$1,022,275	$1,033,582
Mortgage premiums, net	10,681	14,892
Market lease liabilities, net	13,915	18,133
Accounts payable and accrued expenses (including $910 and $541 due to related parties as of December 31, 2016 and 2015, respectively)	13,553	24,964
Deferred rent and other liabilities	9,970	9,569
Distributions payable	9,199	9,199
Total liabilities	1,079,593	1,110,339
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 65,805,184 and 64,961,256 shares issued and outstanding as of December 31, 2016 and 2015, respectively	658	650
Additional paid-in capital	1,449,662	1,429,294
Accumulated deficit	(465,454)	(303,195)
Total stockholders' equity	984,866	1,126,749
Total liabilities and stockholders' equity	$2,064,459	$2,237,088

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$164,386	$160,865	$146,139
Operating expense reimbursements	12,232	11,495	12,241
Interest income from debt investments	1,050	2,138	—
Total revenues	177,668	174,498	158,380

Operating expenses:
Asset management fees to related party	18,000	13,009	—
Property operating	13,614	13,258	13,492
Impairment charges	27,299	—	—
Acquisition and transaction related	7,063	2,220	22,595
General and administrative	11,168	11,314	6,011
Depreciation and amortization	101,143	101,546	93,379
Total operating expenses	178,287	141,347	135,477
Operating (loss) income	(619)	33,151	22,903
Other (expense) income:
Interest expense	(54,253)	(40,891)	(27,665)
Loss on extinguishment of debt	—	(7,564)	—
Loss on sale of commercial mortgage-backed securities	—	(1,585)	—
Distribution income from other real estate securities	—	363	2,279
Gain on sale of other real estate securities, net	—	738	297
Gain on sale of real estate investments	454	—	—
Loss on commercial mortgage loans held for sale	—	(5,476)	—
Other income	163	147	189
Total other expense, net	(53,636)	(54,268)	(24,900)
Net loss	$(54,255)	$(21,117)	$(1,997)

Other comprehensive (loss) income:
Change in unrealized (loss) income on investment securities	—	(463)	7,444
Comprehensive (loss) income	$(54,255)	$(21,580)	$5,447

Basic and diluted weighted-average shares outstanding	65,450,432	66,028,245	64,333,260
Basic and diluted net loss per share	$(0.83)	$(0.32)	$(0.03)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	62,985,937	$630	$1,383,066	$(6,981)	$(64,901)	$1,311,814
Changes in offering costs	—	—	201	—	—	201
Common stock issued through distribution reinvestment plan	2,566,242	26	60,951	—	—	60,977
Common stock repurchases	(295,825)	(3)	(7,092)	—	—	(7,095)
Share-based compensation, net of forfeitures	1,600	—	21	—	—	21
Distributions declared	—	—	—	—	(106,200)	(106,200)
Net loss	—	—	—	—	(1,997)	(1,997)
Other comprehensive income	—	—	—	7,444	—	7,444
Balance, December 31, 2014	65,257,954	653	1,437,147	463	(173,098)	1,265,165
Common stock issued through distribution reinvestment plan	1,469,319	15	34,791	—	—	34,806
Common stock repurchases	(1,769,738)	(18)	(42,695)	—	—	(42,713)
Share-based compensation, net of forfeitures	3,721	—	51	—	—	51
Distributions declared	—	—	—	—	(108,980)	(108,980)
Net loss	—	—	—	—	(21,117)	(21,117)
Other comprehensive loss	—	—	—	(463)	—	(463)
Balance, December 31, 2015	64,961,256	650	1,429,294	—	(303,195)	1,126,749
Common stock issued through distribution reinvestment plan	848,059	8	20,491	—	—	20,499
Common stock repurchases	(7,854)	—	(190)	—	—	(190)
Share-based compensation	3,723	—	67	—	—	67
Distributions declared	—	—	—	—	(108,004)	(108,004)
Net loss	—	—	—	—	(54,255)	(54,255)
Balance, December 31, 2016	65,805,184	$658	$1,449,662	$—	$(465,454)	$984,866

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(54,255)	$(21,117)	$(1,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	66,831	66,946	62,571
Amortization of in-place lease assets	34,247	34,600	30,808
Amortization (including accelerated write-off) of deferred costs	8,716	12,663	4,588
Amortization of mortgage premiums on borrowings	(4,211)	(7,208)	(6,096)
Discount accretion and premium amortization on investments, net	(40)	(96)	—
Amortization of market lease intangibles, net	477	1,666	1,421
Share-based compensation	67	51	21
Gain on sale of real estate investments	(454)	—	—
Impairment charges	27,299	—	—
Loss on sale of commercial mortgage-backed securities	—	1,585	—
Gain on sale of other real estate securities, net	—	(738)	(297)
Loss on commercial mortgage loans held for sale	—	5,476	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(8,882)	(7,878)	353
Accounts payable and accrued expenses	3,173	1,177	2,417
Deferred rent and other liabilities	401	2,331	6,022
Net cash provided by operating activities	73,369	89,458	99,811
Cash flows from investing activities:
Origination of commercial mortgage loans	—	(79,410)	—
Proceeds from sale of commercial mortgage loans	56,884	—	—
Proceeds from sale of commercial mortgage-backed securities	—	28,624	—
Purchase of commercial mortgage-backed securities	—	(30,198)	—
Investments in real estate and other assets	(34,244)	—	(538,130)
Proceeds from sale of real estate investments	15,190	—	—
Proceeds from sale of other real estate securities	—	19,266	47,316
Net cash provided by (used in) investing activities	37,830	(61,718)	(490,814)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	780,000	—
Payments on mortgage notes payable	(1,014)	(196,431)	(989)
Proceeds from credit facility	—	—	423,000
Payments on credit facility	—	(423,000)	—
Payments of financing costs	(5,709)	(18,806)	(10,622)
Proceeds from issuances of common stock	—	—	127
Payments of offering costs and fees related to stock issuances, net	—	—	(37)
Common stock repurchases	(16,253)	(31,725)	(2,020)
Distributions paid	(87,505)	(74,151)	(44,872)
Restricted cash	(3)	(7,887)	—
Net cash (used in) provided by financing activities	(110,484)	28,000	364,587
Net change in cash and cash equivalents	715	55,740	(26,416)
Cash and cash equivalents, beginning of period	130,500	74,760	101,176
Cash and cash equivalents, end of period	$131,215	$130,500	$74,760

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental Disclosures:
Cash paid for interest	$49,140	$42,696	$27,115
Cash paid for income taxes	$739	$877	$422
Accrued common stock repurchases	$—	$16,063	$5,075

Non-Cash Investing and Financing Activities:
Mortgage notes payable released in connection with disposition of real estate	$(14,867)	$—	$—
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$—	$462,238
Premiums on assumed mortgage notes payable	$—	$—	$27,862
Common stock issued through distribution reinvestment plan	$20,499	$34,806	$60,977

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined in Note 2 — Completed Mergers and Significant Disposals). Prior to the Merger, the Company acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. The Company intends to focus its future acquisitions on net leased properties, which are expected to consist primarily of retail properties, and stabilized core retail properties. As of December 31, 2016, the Company owned 455 properties with an aggregate purchase price of $2.2 billion, comprised of 13.3 million rentable square feet, which were 100.0% leased.
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
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of December 31, 2016, the Company had 65.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.6 billion.
The Company has no employees. The Company has retained American Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Sponsor" or "AR Global"), as a result of which, they are related parties of the Company, and each have received or will receive, as applicable, compensation, fees and expense reimbursements for services related to managing the Company's business.
The shares of the Company's common stock have been approved for listing on the New York Stock Exchange (the "NYSE") under the symbol "AFIN" (the "Listing"), subject to the Company being in compliance with all applicable listing standards on the date it begins trading on the NYSE. The Company's approval for listing is valid through August 2017, although it may apply to extend the outside date for listing. While the Company intends to list its shares of common stock on the NYSE at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company's common stock will commence trading on the NYSE.
Note 2 — Completed Mergers and Significant Disposals
American Realty Capital — Retail Centers of America, Inc. Merger
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital — Retail Centers of America, Inc. (“RCA”), American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”). The Merger Agreement provided for (a) the merger of RCA with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of the RCA OP with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). The Mergers became effective on February 16, 2017.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into the right to receive (x) a number of shares of common stock of the Company, $0.01 par value per share (the “Company Common Stock”) equal to 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding restricted stock of RCA became fully vested and entitled to receive the Merger Consideration.
In 2017, the Company issued approximately 38.2 million shares of Company Common Stock as consideration in the Merger and paid approximately $94.3 million in Cash Consideration.
In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. committed to provide a $360.0 million bridge loan facility, subject to customary conditions. The Company did not borrow any funds under the bridge loan facility.
Prior to the Mergers, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to the Company, and previously provided such services to RCA, pursuant to written advisory agreements. In 2017, in connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for OP Units of the Company and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The RCA Advisor was previously party to a service agreement, a property management and a leasing agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provided, subject to the RCA Advisor's oversight, real estate-related services, including acquisition, disposition, asset management and property management services, and leasing and construction oversight, as needed. The RCA Advisor passed through to Lincoln a portion of the fees and/or other expense reimbursements payable to the RCA Advisor for the performance of certain real estate-related services. In connection with the Mergers, the Advisor engaged in discussions with Lincoln for the engagement of Lincoln as the service provider for certain of RCA’s retail properties that are now owned by the Company, such that Lincoln would provide acquisition, property management and leasing services related to such retail properties. However, the Advisor and Lincoln were unable to enter into a satisfactory definitive agreement prior to the closing of the Mergers, and, on February 16, 2017, RCA provided Lincoln with notice of termination of the service agreement, the property management agreement and the leasing agreement. The Advisor and Lincoln continue to engage in discussions related to Lincoln providing such retail properties certain services.
Accounting Treatment for the Mergers
The Mergers will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from RCA will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Total Merger Consideration, the transaction could result in a bargain purchase gain that the Company would recognize immediately in earnings. Results of operations for RCA will be included in the Company’s consolidated financial statements subsequent to the Effective Date.
Merrill Lynch Disposition
The Company entered into a purchase and sale agreement dated as of October 11, 2016, as amended on November 10, 2016, November 18, 2016, November 23, 2016 and December 1, 2016, for the sale of three properties leased to Merrill Lynch, Pierce, Fenner & Smith (the "Merrill Lynch Properties") owned by the Company for a purchase price of $148.0 million, exclusive of closing costs. The Company consummated the disposition of the Merrill Lynch Properties on January 31, 2017. The disposal of the Merrill Lynch Properties does not represent a strategic shift.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3 — Summary of Significant Accounting Policies
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of the Company's real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of its real estate investments, it would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
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
December 31, 2016

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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. As of December 31, 2016, the Company had deposits of $131.2 million of which $130.7 million were in excess of the amount insured by the FDIC. As of December 31, 2015, the Company had deposits of $130.5 million of which $129.7 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs, deferred commitment fees and deferred leasing costs, net of accumulated amortization.
Deferred financing costs represent legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred commitment fees represent fees associated with obtaining commitments for financing. These costs are amortized over the term of the commitment period.
Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, are deferred and amortized over the term of the lease.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.
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
December 31, 2016

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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2013. The Company believes that, commencing with such taxable year, it has been organized and has operated in a manner so that it qualifies for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective, the portion of distributions classified as return of capital, ordinary dividend income and capital gain, per share per annum, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Return of capital	76.0%	$1.25	89.9%	$1.48	55.5%	$0.91
Ordinary dividend income	24.0%	0.40	10.1%	0.17	44.2%	0.73
Capital gain	—%	—	—%	—	0.3%	0.01
Total	100.0%	$1.65	100.0%	$1.65	100.0%	$1.65
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Recently Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company's partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $15.5 million and $20.1 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical property acquisitions, for future properties acquired to qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of December 31, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4 — Real Estate Investments
The Company owned 455 properties, which were acquired for investment purposes, as of December 31, 2016. The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2016 and 2014. No properties were acquired during the year ended December 31, 2015.

(Dollar amounts in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2014
Real estate investments, at cost:
Land	$1,729	$210,379
Buildings, fixtures and improvements	29,664	672,121
Total tangible assets	31,393	882,500
Acquired intangibles:
In-place leases (1)	3,162	175,152
Above-market lease assets (1)	548	13,403
Above-market ground lease liability (1)	(85)	—
Below-market lease liabilities (1)	(774)	(19,692)
Total intangible assets, net	2,851	168,863
Mortgage notes payable assumed	—	(462,238)
Premiums on mortgage notes payable assumed	—	(27,862)
Deposits paid in prior periods	—	(33,035)
Cash paid for acquired real estate investments	$34,244	$528,228
Number of properties purchased	4	224
_____________________________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, above-market ground lease liability and below-market lease liabilities acquired during the year ended December 31, 2016 were 9.5 years, 9.6 years, 48.6 years and 9.5 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$286,548	$95,547	$191,001	$305,245	$68,278	$236,967
Above-market leases	13,581	8,106	5,475	13,783	5,555	8,228
Total acquired intangible lease assets	$300,129	$103,653	$196,476	$319,028	$73,833	$245,195
Intangible liabilities:
Above-market ground lease liability	$85	$1	$84	$—	$—	$—
Below-market lease liabilities	18,443	4,612	13,831	20,623	2,490	18,133
Total acquired intangible lease liabilities	$18,528	$4,613	$13,915	$20,623	$2,490	$18,133

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
In-place leases	$34,247	$34,600	$30,808
Total added to depreciation and amortization	$34,247	$34,600	$30,808

Above-market leases	$(2,943)	$(3,006)	$(2,549)
Below-market lease liabilities	2,465	1,340	1,128
Total deducted from rental income	$(478)	$(1,666)	$(1,421)

Above-market ground lease liability	$(1)	$—	$—
Total deducted from property operating expense	$(1)	$—	$—
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	2017	2018	2019	2020	2021
In-place leases	$31,788	$22,598	$22,581	$20,964	$19,718
Total to be added to depreciation and amortization	$31,788	$22,598	$22,581	$20,964	$19,718

Above-market leases	$(2,815)	$(526)	$(526)	$(526)	$(526)
Below-market lease liabilities	2,332	963	963	963	963
Total to be added to rental income	$(483)	$437	$437	$437	$437

Above-market ground lease liability	$(2)	$(2)	$(2)	$(2)	$(2)
Total to be deducted from property operating expense	$(2)	$(2)	$(2)	$(2)	$(2)
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2016 had been consummated on January 1, 2015:

	Year Ended December 31,
(In thousands, except per share data)	2016 (1)	2015
Pro forma revenues	$178,057	$177,352
Pro forma net loss	$(54,129)	$(19,902)
Basic and diluted pro forma net loss per share	$(0.83)	$(0.30)
_____________________

(1)
For the year ended December 31, 2016, aggregate revenues and net income derived from the Company's 2016 acquisitions (for the Company's period of ownership) were $2.5 million and $1.1 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2017	$159,895
2018	153,841
2019	155,931
2020	150,760
2021	149,425
Thereafter	763,420
$1,533,272
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
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis each represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2016 and 2015:

	December 31,
State	2016	2015
New Jersey	20.0%	20.3%
Georgia	11.0%	11.2%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2016 and 2015.
Real Estate Held For Sale
The Company entered into a purchase and sale agreement dated as of October 11, 2016, as amended on November 10, 2016, November 18, 2016, November 23, 2016 and December 1, 2016, for the sale of the Merrill Lynch Properties for a purchase price of $148.0 million, exclusive of closing costs. The buyer's obligation to close on its acquisition of the Merrill Lynch Properties was subject to the satisfactory completion of the buyer's due diligence review, which the buyer completed on December 1, 2016, as well as a financing contingency, which expired on December 13, 2016. The Company also entered into purchase and sale agreements during 2016 for the sale of two single-tenant net lease properties operated by SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. ("SunTrust") in Sylva, North Carolina and Landover, Maryland for an aggregate contract price of $1.0 million, exclusive of closing costs. These properties were subsequently sold during the first quarter of 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Concurrently with entering into these agreements and satisfactory completion of the conditions noted above, the Company stopped recognizing depreciation and amortization expense and reclassified the long-lived assets associated with these properties as held for sale on the consolidated balance sheet as of December 31, 2016. The disposal of the properties referenced above does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
The Company recognized impairment charges of $1.4 million related to the two SunTrust properties, as the carrying amount of the long-lived assets associated with them was greater than the Company's estimate of their fair value less estimated costs to sell, which is reflected in impairment charges on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. No impairment was recognized related to the Merrill Lynch Properties, as the carrying amount of the long-lived assets associated with them was less than the Company's estimate of their fair value less estimated costs to sell.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2016. There were no properties held for sale as of December 31, 2015:

(Dollar amounts in thousands)	Year Ended December 31, 2016
Real estate investments held for sale, at cost:
Land	$7,225
Buildings, fixtures and improvements	142,798
Acquired intangible lease assets	18,145
Total real estate assets held for sale, at cost	168,168
Less accumulated depreciation and amortization	(29,213)
Total real estate investments held for sale, net	138,955

Impairment charges related to properties reclassified as held for sale	(1,353)
Assets held for sale	$137,602
Real Estate Sales
During the year ended December 31, 2016, the Company sold 12 single-tenant net lease properties operated by SunTrust for an aggregate contract price of $30.2 million, exclusive of closing costs. The sale of these properties resulted in impairment charges of $1.3 million, which is reflected in impairment charges on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016, and a gain of $0.5 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. The Company did not sell any properties during the years ended December 31, 2015 and 2014.
The disposal of the properties referenced above did not represent a strategic shift. Accordingly, the operating results of the properties sold remain classified within continuing operations for all periods presented until the date of disposal.
Impairment of Held for Use Real Estate Investments
As of December 31, 2016, the Company owned 57 held for use single-tenant net lease properties operated by SunTrust which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

For some of the held for use SunTrust properties noted above, the Company has an executed letter of intent ("LOI") or purchase and sale agreement ("PSA") to sell the property. In those instances, the Company used the sale price from the LOI or PSA to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.
As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $24.7 million, which is included on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. The estimated fair value of the remaining 14 properties evaluated was greater than their carrying value. No impairment was recognized during the years ended December 31, 2015 and 2014.
Note 5 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial loan portfolio:

		December 31, 2016		December 31, 2015
Loan Type	Property Type	Par Value	Percentage	Par Value		Percentage
		(In thousands)		(In thousands)
Senior	Student Housing — Multifamily	$17,200	100%	$17,200		21.6%
Senior	Retail	—	—%	18,150	(1)	22.7%
Senior	Hospitality	—	—%	44,500	(1)	55.7%
		$17,200	100.0%	$79,850		100.0%
_____________________________________

(1)
These loans were classified as held for sale as of December 31, 2015 and were sold during the year ended December 31, 2016 for $56.9 million. The Company recognized a loss of $5.5 million on its commercial mortgage loans held for sale during the year ended December 31, 2015.

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
All commercial mortgage loans are assigned an initial risk rating of 2. As of December 31, 2016, the risk rating of the Company's commercial loan held for investment was 3. As of December 31, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of December 31, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

For the year ended December 31, 2016, the activity in the Company's commercial mortgage loans, held for investment, was as follows:

(In thousands)	Year Ended December 31, 2016	December 31, 2015
Beginning balance	$17,135	$—
Originations	—	79,410
Reclassifications to assets held for sale	—	(56,884)
Loss on assets held for sale	—	(5,476)
Discount accretion and premium amortization (1)	40	85
Ending balance	$17,175	$17,135
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Note 6 — Commercial Mortgage-Backed Securities
The following table details the realized loss on commercial mortgage-backed securities ("CMBS") sold during the year ended December 31, 2015. No CMBS were acquired or sold during the years ended December 31, 2016 or 2014:

(In thousands)	Amortized Cost	Sale Price	Realized Loss
Year Ended December 31, 2015	$30,209	$28,624	$1,585
The Company did not have any investments in CMBS as of December 31, 2016 or 2015.
Note 7 — Other Real Estate Securities
The following table details the realized gains on sale of the Company's other real estate securities, which consisted of redeemable preferred stock, during the years ended December 31, 2015 and 2014. There were no other real estate securities sold during the year ended December 31, 2016:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain, Net
Year Ended December 31, 2015	$18,528	$19,266	$738
Year Ended December 31, 2014	$47,020	$47,317	$297
As of December 31, 2016 and 2015, the Company had no investments in other real estate securities.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2016 and 2015 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2016	2015	2016		2015		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,841	$8,190	5.93%		6.01%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.48%		5.56%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	112	88,567	99,677	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	25,000	5.50%		5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	38,271	38,936	5.63%		5.63%		Fixed	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	268	649,532	649,532	4.36%		4.36%		Fixed	Sep. 2020	Sep. 2020
Gross mortgage notes payable	447	1,037,767	1,053,648	4.75%	(1)	4.77%	(1)
Deferred financing costs, net of accumulated amortization		(15,492)	(20,066)
Mortgage notes payable, net of deferred financing costs		$1,022,275	$1,033,582
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of December 31, 2016 and 2015, the Company had pledged $1.9 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of December 31, 2016, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 268 of the Company's properties. As of December 31, 2016, the outstanding balance under the Multi-Tenant Mortgage Loan was $649.5 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of December 31, 2016, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of December 31, 2016, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the consolidated balance sheet as of December 31, 2016.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to December 31, 2016 and thereafter:

(In thousands)	Future Principal Payments
2017	$1,080
2018	1,143
2019	1,211
2020	650,808
2021	910
Thereafter	382,615
$1,037,767
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 9 — Fair Value Measurements
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
The Company had impaired real estate investments held for sale, which were carried at fair value on the consolidated balance sheet as of December 31, 2016. Impaired real estate investments held for sale were valued using the sale price from the PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy. There were no impaired real estate investments held for sale as of December 31, 2015.
The Company also had impaired real estate investments held for use, which were carried at fair value on the consolidated balance sheet as of December 31, 2016. As of December 31, 2016, the Company owned 57 held for use single-tenant net lease properties operated by SunTrust which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $24.7 million, which is included on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy.
For some of the SunTrust properties noted above, the Company has an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.
The Company had commercial mortgage loans held for sale, which were carried at fair value on the consolidated balance sheet as of December 31, 2015. Commercial mortgage loans held for sale were valued using the sale price from the term sheet, which is an observable input. As a result, the Company's commercial mortgage loans held for sale were classified in Level 2 of the fair value hierarchy. There were no commercial mortgage loans held for sale as of December 31, 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents information about the Company's assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no financial instruments measured at fair value on a recurring basis as of December 31, 2016 or 2015:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
Impaired real estate investments held for sale	$—	$961	$—	$961
Impaired real estate investments held for use	—	6,525	45,032	51,557
Total	$—	$7,486	$45,032	$52,518

December 31, 2015
Commercial mortgage loans held for sale	$—	$56,884	$—	$56,884
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016 and 2015. There were no transfers into or out of Level 3 of the fair value hierarchy during the year ended December 31, 2016 and 2015.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of December 31, 2016 and 2015 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Commercial mortgage loan, held for investment	3	$17,175	$17,200	$17,135	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,048,448	$1,076,065	$1,068,540	$1,103,352
The fair value of the commercial mortgage loan is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates.
Note 10 — Common Stock
As of December 31, 2016 and 2015, the Company had 65.8 million and 65.0 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

On March 17, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2015, which was published on March 18, 2016. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the amount at which the Company's shares would trade on a national securities exchange or a third party would pay for the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2015 that would have affected the Company's net asset value.
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
Under the SRP, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of the then-current Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the then-current Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the then-current Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the then-current Estimated Per-Share NAV.
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
On June 28, 2016, in consideration of the strategic review process, the board of directors of the Company determined to amend the SRP to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the weighted average number of shares of common stock of the Company outstanding during its prior fiscal year and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. On December 27, 2016, the board of directors of the Company approved an amendment to the SRP to provide that repurchase proceeds for any repurchase requests made during the twelve-month period that commenced on January 1, 2016 will be paid within 31 days of the earlier to occur of (1) the consummation of the Merger, and (2) the termination of the Merger Agreement.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2016:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	8,082	$24.98
Year ended December 31, 2014	295,825	23.99
Year ended December 31, 2015	1,769,738	24.13
Year ended December 31, 2016	7,854	24.17
Cumulative repurchases as of December 31, 2016	2,081,499	$24.12
During the year ended December 31, 2016, 6.8 million shares were requested for repurchase. In March 2017, the Company's board of directors approved the repurchase of 0.8 million of the requested shares at a weighted average repurchase price of $23.84. The approved repurchase requests will be paid within 31 days of the consummation of the Merger.
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
On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532). On August 30, 2016, in consideration of the Merger, the Company's board of directors determined to suspend the DRIP effective immediately. Accordingly, the final issuance of shares of common stock pursuant to the DRIP prior to the suspension occurred in connection with the Company's July 2016 distribution, paid in August 2016. Following the effectiveness of the joint proxy statement/prospectus in relation to the Mergers on December 16, 2016, the Company reinstated the DRIP.
No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheets in the period distributions are declared. During the year ended December 31, 2016, approximately 0.8 million shares of common stock were issued pursuant to the DRIP.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2017	$921
2018	903
2019	902
2020	674
2021	345
Thereafter	4,630
$8,375

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2016, the Company had unfunded commitments which will generally be funded to finance capital expenditures by the borrowers under the Company's commercial mortgage loan. The following table reflects the expiration of these commitments over the next five years and thereafter:

(In thousands)	Funding Expiration
2017	$2,450	(1)
2018	—
2019	—
2020	—
2021	—
Thereafter	—
$2,450
_____________________________________

(1)	This commitment expired in February 2017 with no funding provided by the Company.
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  Plaintiffs seek on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 17, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. The Court has not selected a lead plaintiff and has adjourned the deadline for Defendants to answer or move against the Complaint until 45 days after a Court-appointed lead plaintiff either adopts the current Complaint or files an Amended Complaint. The Company and the Director Defendants deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2016.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
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
Note 12 — Related Party Transactions and Arrangements
As of December 31, 2016 and 2015, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 units of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against the Sponsor, the Advisor, advisors of other entities sponsored by the Sponsor, and the Sponsor’s principals (including Edward M. Weil, Jr.). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company.  The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
December 31, 2016

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
As of December 31, 2016, in aggregate, the Company's board of directors had approved and the Company had issued 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of December 31, 2016, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the years ended December 31, 2016, 2015 and 2014. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Effective July 20, 2015, the Second A&R Advisory Agreement requires the Company to pay the Advisor a base management fee. Effective October 1, 2015, the fixed portion of the base management fee, which is equal to $1.5 million per month, is payable on the first business day of each month, while the variable portion of the base management fee, which is equal to 0.375% of the cumulative net proceeds of any equity raised subsequent to the potential Listing, is payable quarterly in arrears. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015.
In addition, the Second A&R Advisory Agreement requires the Company to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the years ended December 31, 2016 and 2015.
The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the years ended December 31, 2016 and 2015, the Company incurred $2.9 million and $1.2 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. No reimbursement expenses were incurred from the Advisor for providing administrative services during the year ended December 31, 2014.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the years ended December 31, 2016, 2015 and 2014.
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2016	2015	2014	2016	2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$1,330	$10,578	$—	$—
Financing coordination fees	—	5,850	5,678	—	—
Ongoing fees:
Asset management fees	18,000	13,009	—	—	—
Professional fees and other reimbursements (2)	3,104	4,020	2,364	763	541
Distributions on Class B Units (2)	1,736	1,573	602	147	—
Total related party operation fees and reimbursements	$22,840	$25,782	$19,222	$910	$541
_________________________________

(1)
Acquisition fees and expenses from related parties of $0.9 million were recognized in acquisition and transaction related expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. In addition, over the same period, the Company capitalized $0.4 million of acquisition expenses to the Company's consolidated balance sheet, which are amortized over the life of each investment using the effective interest method. No acquisition expenses were capitalized during the years ended December 31, 2016 and 2014.

(2)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2016, the Company incurred $1.3 million of cost reimbursements from the Advisor for lease commissions relating to the execution of new SunTrust leases. The lease commissions are included in deferred costs, net on the consolidated balance sheet as of December 31, 2016, and are amortized over the terms of the respective leases. No such costs were incurred during the years ended December 31, 2015 and 2014.
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
December 31, 2016

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

•
the sum of (i) the "market value" (as defined in the Listing Note) of the Company's common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the gross proceeds ("Gross Proceeds") of all public and private offerings, including issuance of the Company's common stock pursuant to a merger or business combination (an "Offering") plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of common stock in an Offering, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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
The Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the year ended December 31, 2016, the Company incurred $0.6 million of real estate commissions from the Advisor for its services in connection with the sale of real estate investments. The impact of the real estate commissions is included in gain on sale of real estate investments on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016. No such commissions were incurred during the years ended December 31, 2015 and 2014. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Related Party Agreements Executed in Connection with the Mergers
On September 6, 2016, the Company entered into an amendment of the Second A&R Advisory Agreement (the "Third A&R Advisory Agreement"), which became effective upon the Effective Time. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increases from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction") the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changes from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. The Company will continue to pay a variable management fee of 15% of quarterly core earnings per adjusted share for the previous quarter over $0.375 plus 10% of quarterly core earnings per adjusted share for the previous quarter over $0.50.
Under the Third A&R Advisory Agreement, the Company has the right to internalize the services and terminate the Advisory Agreement, referred to as an “internalization,” after January 1, 2018 as long as (1) more than 67% of the Company’s independent directors approve the internalization; (2) the Company provides written notice to the Advisor; and (3) the Company pays the Advisor a fee equal to (a) $15.0 million plus (b) either (x) if the internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (c)(x) 1% of the purchase price (excluding the portion of the purchase price funded with equity proceeds raised prior to the end of the fiscal quarter in which the notice of election occurs) of each acquisition or merger that occurs between the end of the fiscal quarter in which notice is given and the internalization and (y) without duplication, 1% of the amount of new equity raised by the Company between the end of the fiscal quarter in which notice is given and the internalization. Subject Fees means (I) (A) all amounts payable pursuant to the Advisory Agreement and the Property Management Agreement for the fiscal quarter in which notice occurs multiplied by (B) four plus (II) without duplication, the annual increase in the base management fee resulting from the amount of new equity raised by the Company within the fiscal quarter in which notice occurs, as described above. The initial term of the Third A&R Advisory Agreement, commencing upon the Effective Time, will extend to April 29, 2035, and is automatically renewable for another 20-year term upon each 20-year anniversary.
On September 6, 2016, the Company entered into an amendment to the agreement of limited partnership of the OP (the “A&R OP Agreement”), which became effective upon the Effective Time. The A&R OP Agreement makes certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) internalization of the Advisor’s services after the Effective Time pursuant to the conditions in the Third A&R Advisory Agreement; and (c) certain matters related to changes in the Third A&R Advisory Agreement.
On September 6, 2016, RCA Advisor, as RCA’s former property manager and leasing agent, assigned RCA’s existing property management agreement (the "Target Property Management Agreement") and existing leasing agreement (the "Target Leasing Agreement") to the Property Manager, in respect of (1) the properties owned by RCA prior to the Merger, and (2) any existing anchored, stabilized core retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Target Property Management Agreement and the Target Leasing Agreement, (collectively, the "Target Properties"). The Target Property Management Agreement and the Target Leasing Agreement became effective at the Effective Time.
 In connection with the Merger Agreement, the Target Property Management Agreement and the Target Leasing Agreement, the Company has entered into an amended and restated property management and leasing agreement (the “Property Management Agreement”) with the Property Manager in respect of (1) the properties owned by the Company prior to the Merger and (2) any double- and triple-net leased single tenant properties acquired by the Company after the Effective Time and during the term of the Property Management Agreement (collectively, the "Company Properties" and together with the Target Properties, the "Properties"). The Property Management Agreement became effective at the Effective Time.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Target Property Management Agreement provides that the Property Manager is entitled to a management fee equal to 4% of the gross rental receipts from the Target Properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15% administrative charge for common area expenses.
In addition, the Property Manager is entitled to transition fees of up to $2,500 for each Target Property managed, a construction fee equal to 6% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a Target Property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the Target Properties.
The Target Property Management Agreement, the Target Leasing Agreement and the Property Management Agreement each have an initial term ending October 1, 2018, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause due to material breach of the agreement, fraud, criminal conduct or willful misconduct, insolvency or bankruptcy of the Property Manager.
In connection with, and subject to the terms and conditions of the Merger Agreement, special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
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
December 31, 2016

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

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	4,000	$22.50
Granted	3,999	22.50
Vested	(800)	22.50
Forfeited	(2,400)	22.50
Unvested, December 31, 2014	4,799	22.50
Granted	6,240	24.04
Vested	(1,067)	22.50
Forfeited	(2,517)	23.83
Unvested, December 31, 2015	7,455	23.34
Granted	3,723	24.17
Vested	(1,811)	23.19
Unvested, December 31, 2016	9,367	$23.70
As of December 31, 2016, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $67,000, $51,000 and $21,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive (loss) income.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2016, 2015 and 2014.
Note 15 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss (in thousands)	$(54,255)	$(21,117)	$(1,997)
Basic and diluted weighted-average shares outstanding	65,450,432	66,028,245	64,333,260
Basic and diluted net loss per share	$(0.83)	$(0.32)	$(0.03)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

	December 31,
	2016	2015	2014
Unvested restricted stock (1)	7,985	6,349	5,221
OP Units	90	90	90
Class B Units (2)	1,052,420	953,086	364,786
Total weighted-average antidilutive common stock equivalents	1,060,495	959,525	370,097
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 9,367, 7,455 and 4,799 shares of unvested restricted stock outstanding as of December 31, 2016, 2015 and 2014, respectively.

(2)
Weighted-average number of issued and unvested Class B Units outstanding for the periods presented. As of December 31, 2016, 2015 and 2014, there were 1,052,420, 1,052,420 and 703,796 Class B Units outstanding, respectively.

Note 16 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014:

	Quarters Ended
(In thousands, except share and per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$43,786	$44,277	$44,758	$44,847
Basic and diluted net loss	$(5,854)	$(4,077)	$(8,729)	$(35,595)

Basic and diluted weighted-average shares outstanding	64,955,420	65,301,764	65,741,735	65,795,812
Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.13)	$(0.54)

	Quarters Ended
(In thousands, except share and per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$42,866	$43,269	$44,051	$44,312
Basic net income (loss)	$4,901	$(1,624)	$(11,428)	$(12,966)
Adjustments to net income (loss) for common share equivalents	(116)	—	—	—
Diluted net income (loss)	$4,785	$(1,624)	$(11,428)	$(12,966)

Basic weighted-average shares outstanding	65,672,016	66,045,785	66,450,057	65,937,566
Basic net income (loss) per share	$0.07	$(0.02)	$(0.17)	$(0.20)
Diluted weighted-average shares outstanding	65,677,204	66,045,785	66,450,057	65,937,566
Diluted net income (loss) per share	$0.07	$(0.02)	$(0.17)	$(0.20)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, the Mergers became effective. As a result of the Mergers, the Company acquired RCA, which, immediately prior to the Effective Time, owned a portfolio of 35 anchored, stabilized core retail properties. See Note 2 — Completed Mergers and Significant Disposals for additional details on the Mergers.
Second Amendment to Amended and Restated Credit Agreement
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility (the “Amended Credit Facility”). The Second Amendment provides for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Amended Credit Facility, and for the Company to become a guarantor under the Amended Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger.
The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million.
The Amended Credit Facility will mature on May 1, 2018. Borrowings under the Amended Credit Facility will bear interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company’s consolidated leverage ratio.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Upon the occurrence of an event of default, the requisite lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
Amendment to Agreement of Limited Partnership
In connection with the Mergers, the Agreement of Limited Partnership of the OP was amended in order to admit to the partnership certain entities which received units of limited partnership interest in the OP pursuant to the Merger Agreement.
Property Dispositions
On January 24, 2017, the Company closed on its sale of a single-tenant net lease property operated by SunTrust in Sylva, North Carolina for a contract price of $0.2 million, exclusive of closing costs. On January 31, 2017, the Company closed on its sale of the Merrill Lynch Properties for a contract price of $148.0 million, exclusive of closing costs. On February 17, 2017, the Company closed on its sale of a single-tenant net lease property operated by SunTrust in Landover, Maryland for a contract price of $0.8 million, exclusive of closing costs. All of these properties were classified as held for sale on the consolidated balance sheet as of December 31, 2016. See Note 4 — Real Estate Investments for more information on the Company's real estate investments held for sale as of December 31, 2016.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Dollar General I	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$166
Dollar General I	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	170
Walgreens I	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	633
Dollar General II	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	—	1,072	190
Dollar General II	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	171
AutoZone I	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	246
Dollar General III	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	174
Dollar General III	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	181
Dollar General III	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	177
Dollar General III	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	180
Dollar General III	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	163
BSFS I	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	361
Dollar General IV	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	134
Dollar General IV	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	135
Tractor Supply I	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	525
Dollar General V	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	253
Mattress Firm I	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	238
Family Dollar I	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	137
Food Lion I	Charlotte	NC	8/19/2013	—	(1)	3,132	4,697	—	—	7,829	771
Lowe's I	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	1,323
Lowe's I	Fayetteville	NC	8/19/2013	—		—	6,422	—	—	6,422	1,009
Lowe's I	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	1,614
Lowe's I	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	1,719
O'Reilly Auto Parts I	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	143
Lowe's I	Aiken	SC	8/21/2013	—	(1)	1,764	7,056	—	—	8,820	1,107
Family Dollar II	Danville	AR	8/22/2013	—	(1)	170	679	—	—	849	127
Dollar General VI	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	165
Dollar General VII	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	186
Walgreens II	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	505
Family Dollar III	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	155
Chili's I	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	409
Chili's I	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	445
CVS I	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	377
Joe's Crab Shack I	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	622
Joe's Crab Shack I	Houston	TX	8/30/2013	—	(1)	1,169	2,171	—	—	3,340	510

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Tire Kingdom I	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	251
AutoZone II	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	160
Dollar General VIII	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	196
Family Dollar IV	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	128
Fresenius I	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	266
Dollar General IX	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	135
Advance Auto I	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	123
Arby's I	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	333
CVS II	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	440
Walgreens III	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	799
Walgreens IV	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	389
American Express Travel Related Services I	Salt Lake City	UT	9/24/2013	—	(1)	4,150	32,789	—	—	36,939	8,352
American Express Travel Related Services I	Greensboro	NC	9/24/2013	—	(1)	1,620	41,401	—	—	43,021	9,770
AmeriCold I	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	4,771
AmeriCold I	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	1,123
AmeriCold I	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	5,268
AmeriCold I	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	2,743
AmeriCold I	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	2,881
AmeriCold I	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	1,403
AmeriCold I	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	3,537
AmeriCold I	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	2,367
AmeriCold I	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	3,599
Dollar General X	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	188
Home Depot I	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	4,673
Home Depot I	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	5,152
L.A. Fitness I	Houston	TX	9/24/2013	—	(1)	2,540	8,379	—	—	10,919	1,359
National Tire & Battery I	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	109
New Breed Logistics I	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	3,801
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	2,190	5,666	(291)	(641)	6,924	843
SunTrust Bank I	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	412
SunTrust Bank I	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	498
SunTrust Bank I	Brooksville	FL	9/24/2013	—	(1)	360	127	(137)	(40)	310	22
SunTrust Bank I	West Palm Beach	FL	9/24/2013	—	(1)	520	2,264	(177)	(636)	1,971	394
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	534

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
SunTrust Bank I	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	362
SunTrust Bank I	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	—	—	2,154	250
SunTrust Bank I	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	201
SunTrust Bank I	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	177
SunTrust Bank I	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	248
SunTrust Bank I	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	147
SunTrust Bank I	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	101
SunTrust Bank I	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	105
SunTrust Bank I	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	152
SunTrust Bank I	Fountain Inn	SC	9/24/2013	—	(1)	290	1,086	(155)	(479)	742	189
SunTrust Bank I	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	116
SunTrust Bank I	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	205
SunTrust Bank I	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	136
SunTrust Bank I	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	222
SunTrust Bank I	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	89
SunTrust Bank I	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	64
SunTrust Bank I	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	165
SunTrust Bank I	Brunswick	GA	9/24/2013	—	(1)	80	249	—	—	329	43
SunTrust Bank I	Burlington	NC	9/24/2013	—	(1)	200	497	(21)	(43)	633	87
SunTrust Bank I	Pittsboro	NC	9/24/2013	—	(1)	100	304	(20)	(50)	334	53
SunTrust Bank I	Dunwoody	GA	9/24/2013	—	(1)	460	2,714	(85)	(412)	2,677	473
SunTrust Bank I	Athens	GA	9/24/2013	—	(1)	610	1,662	(97)	(218)	1,957	289
SunTrust Bank I	Spencer	NC	9/24/2013	—	(1)	280	717	(67)	(141)	789	125
SunTrust Bank I	Cleveland	TN	9/24/2013	—	(1)	170	461	(21)	(47)	563	80
SunTrust Bank I	Nassawadox	VA	9/24/2013	—	(1)	70	484	(8)	(47)	499	84
Circle K I	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	96
Circle K I	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	142
Circle K I	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	150
Circle K I	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	312
Circle K I	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	107
Circle K I	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	108
Circle K I	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	92
Circle K I	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	151
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	149
Circle K I	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	87

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Circle K I	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	206
Circle K I	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	96
Circle K I	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	146
Circle K I	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	341
Circle K I	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	179
Circle K I	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	220
Circle K I	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	136
Circle K I	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	128
Circle K I	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	99
Walgreens V	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	757
Walgreens VI	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	545
1st Constitution Bancorp I	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	256
American Tire Distributors I	Chattanooga	TN	9/30/2013	—	(1)	401	7,626	—	—	8,027	1,512
FedEx Ground I	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	512
Krystal I	Jacksonville	FL	9/30/2013	—	(1)	533	799	—	—	1,332	183
Krystal I	Columbus	GA	9/30/2013	—	(1)	143	1,288	—	—	1,431	295
Krystal I	Ft. Oglethorpe	GA	9/30/2013	—	(1)	181	1,024	—	—	1,205	234
Krystal I	Chattanooga	TN	9/30/2013	—	(1)	285	855	—	—	1,140	196
Krystal I	Cleveland	TN	9/30/2013	—	(1)	207	1,172	—	—	1,379	268
Krystal I	Madison	TN	9/30/2013	—	(1)	416	624	—	—	1,040	143
O'Charley's I	Lexington	KY	9/30/2013	—	(1)	409	955	—	—	1,364	219
O'Charley's I	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	484
O'Charley's I	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	355
O'Charley's I	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	292
O'Charley's I	Kennesaw	GA	9/30/2013	—	(1)	142	1,280	—	—	1,422	293
O'Charley's I	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	340
O'Charley's I	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	254
O'Charley's I	Mcdonough	GA	9/30/2013	—	(1)	335	1,899	—	—	2,234	434
O'Charley's I	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	319
O'Charley's I	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	354
O'Charley's I	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	315
O'Charley's I	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	332
O'Charley's I	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	351
O'Charley's I	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	342

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
O'Charley's I	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	337
O'Charley's I	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	234
O'Charley's I	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	244
O'Charley's I	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	313
O'Charley's I	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	—	2,064	378
O'Charley's I	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	271
Walgreens VII	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	523
Walgreens VII	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	411
Walgreens VII	Rockledge	FL	9/30/2013	—	(1)	1,040	1,931	—	—	2,971	377
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	277
Walgreens VII	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	255
Walgreens VII	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	677
Walgreens VII	Springfield	IL	9/30/2013	—	(1)	1,319	3,078	—	—	4,397	600
Walgreens VII	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	564
Walgreens VII	Bloomington	IL	9/30/2013	—	(1)	1,568	3,659	—	—	5,227	713
Walgreens VII	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	519
Tractor Supply II	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	179
National Tire & Battery II	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742	328
United Healthcare I	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,805	47,565	—	—	51,370	4,118
Tractor Supply III	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	337
Mattress Firm II	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	134
Dollar General XI	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	137
Academy Sports I	Cape Girardeau	MO	10/29/2013	—	(1)	384	7,292	—	—	7,676	1,110
Talecris Plasma Resources I	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	384
Amazon I	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432	1,306
Fresenius II	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	336
Fresenius II	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	291
Dollar General XII	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	158
Advance Auto II	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	310
Advance Auto II	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	185
Dollar General XIII	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	156
FedEx Ground II	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	809

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Burger King I	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	140
Burger King I	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	83
Burger King I	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	41
Burger King I	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	84
Burger King I	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	163
Burger King I	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	56
Burger King I	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	183
Burger King I	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	107
Burger King I	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	51
Burger King I	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	219
Burger King I	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	134
Burger King I	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	164
Burger King I	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	87
Burger King I	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	131
Burger King I	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	187
Burger King I	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	151
Burger King I	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	172
Burger King I	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	222
Burger King I	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	174
Burger King I	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	148
Burger King I	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	138
Burger King I	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	213
Burger King I	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	156
Burger King I	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	169
Burger King I	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	149
Burger King I	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	206
Burger King I	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	247
Burger King I	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	140
Burger King I	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	149
Burger King I	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	128
Burger King I	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	175
Burger King I	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	266

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Burger King I	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	161
Burger King I	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	158
Burger King I	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	294
Burger King I	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	232
Burger King I	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	260
Burger King I	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	111
Burger King I	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	244
Burger King I	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	291
Burger King I	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	153
Dollar General XIV	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	180
Dollar General XIV	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	149
Dollar General XIV	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	135
Dollar General XV	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	168
Mattress Firm I	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848	288
FedEx Ground III	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	590
Dollar General XVI	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	143
Family Dollar V	Carrollton	MO	11/27/2013	—	(1)	37	713	—	—	750	124
Walgreens VIII	Bettendorf	IA	12/6/2013	—	(1)	1,398	3,261	—	—	4,659	603
CVS III	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980	469
Family Dollar VI	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	98
Mattress Firm III	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691	256
Arby's II	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	176
Family Dollar VI	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	131
SAAB Sensis I	Syracuse	NY	12/23/2013	7,841		2,516	12,570	—	—	15,086	1,071
Citizens Bank I	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	221
Citizens Bank I	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	199
Citizens Bank I	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	270
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	431
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	376
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	464
Citizens Bank I	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	249
Citizens Bank I	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	192

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Citizens Bank I	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	309
Walgreens IX	Waterford	MI	1/3/2014	—	(1)	514	4,531	—	—	5,045	359
SunTrust Bank II	Lakeland	FL	1/8/2014	—	(2)	590	705	—	—	1,295	72
SunTrust Bank II	Pensacola	FL	1/8/2014	—	(2)	513	297	(74)	(39)	697	31
SunTrust Bank II	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	106
SunTrust Bank II	Vero Beach	FL	1/8/2014	—	(2)	825	2,682	—	—	3,507	224
SunTrust Bank II	Osprey	FL	1/8/2014	—	(2)	450	2,086	(187)	(787)	1,562	196
SunTrust Bank II	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	98
SunTrust Bank II	Miami	FL	1/8/2014	—	(2)	3,187	3,224	—	—	6,411	272
SunTrust Bank II	Winter Park	FL	1/8/2014	—	(2)	2,264	1,079	—	—	3,343	101
SunTrust Bank II	Fruitland Park	FL	1/8/2014	—	(2)	305	785	(126)	(292)	672	75
SunTrust Bank II	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	286
SunTrust Bank II	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	170
SunTrust Bank II	Norcross	GA	1/8/2014	—	(2)	660	252	(255)	(88)	569	25
SunTrust Bank II	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	66
SunTrust Bank II	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	179
SunTrust Bank II	Atlanta	GA	1/8/2014	—	(2)	1,071	2,293	—	—	3,364	196
SunTrust Bank II	Kennesaw	GA	1/8/2014	—	(2)	930	1,727	(437)	(741)	1,479	151
SunTrust Bank II	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	41
SunTrust Bank II	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	102
SunTrust Bank II	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	23
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	650	712	(192)	(189)	981	71
SunTrust Bank II	Greensboro	NC	1/8/2014	—	(2)	326	633	—	—	959	55
SunTrust Bank II	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	33
SunTrust Bank II	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	69
SunTrust Bank II	Nashville	TN	1/8/2014	—	(2)	890	504	—	—	1,394	53
SunTrust Bank II	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	50
SunTrust Bank II	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	47
SunTrust Bank II	Fredericksburg	VA	1/8/2014	—	(2)	1,623	446	—	—	2,069	46
SunTrust Bank II	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	111
SunTrust Bank II	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	64
SunTrust Bank II	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	96

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Mattress Firm IV	Meridian	ID	1/9/2014	—	(1)	691	1,193	—	—	1,884	107
Dollar General XII	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	100
FedEx Ground IV	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	365
Mattress Firm V	Florence	AL	1/28/2014	—	(1)	299	1,478	—	—	1,777	128
Mattress Firm I	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	103
Family Dollar VII	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	48
Aaron's I	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	58
AutoZone III	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	73
C&S Wholesale Grocer I	Westfield	MA	2/21/2014	29,500		12,050	29,727	—	—	41,777	2,737
C&S Wholesale Grocer I	Hatfield (North)	MA	2/21/2014	20,280		1,951	27,528	—	—	29,479	2,514
C&S Wholesale Grocer I	Hatfield (South)	MA	2/21/2014	10,000		1,420	14,169	—	—	15,589	1,047
C&S Wholesale Grocer I	Aberdeen	MD	2/21/2014	22,533		3,615	27,684	—	—	31,299	2,005
C&S Wholesale Grocer I	Birmingham	AL	2/21/2014	—	(1)	4,951	36,894	—	—	41,845	2,685
Advance Auto III	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	88
Family Dollar VIII	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	74
Family Dollar VIII	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	62
Family Dollar VIII	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	62
Dollar General XVII	Tullos	LA	3/5/2014	—	(1)	114	736	—	—	850	63
SunTrust Bank III	Muscle Shoals	AL	3/10/2014	—	(3)	242	1,480	(31)	(174)	1,517	135
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	77
SunTrust Bank III	Vero Beach	FL	3/10/2014	—	(3)	675	483	(372)	(240)	546	47
SunTrust Bank III	Fort Meade	FL	3/10/2014	—	(3)	175	2,375	(72)	(899)	1,579	188
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	153
SunTrust Bank III	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	67
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	170
SunTrust Bank III	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	73
SunTrust Bank III	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	134
SunTrust Bank III	Sarasota	FL	3/10/2014	—	(3)	955	1,329	—	—	2,284	112
SunTrust Bank III	Hobe Sound	FL	3/10/2014	—	(3)	442	1,521	(182)	(574)	1,207	124
SunTrust Bank III	Port St. Lucie	FL	3/10/2014	—	(3)	996	872	(555)	(441)	872	81
SunTrust Bank III	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	153
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	376	1,379	(174)	(585)	996	117
SunTrust Bank III	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	117
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	37
SunTrust Bank III	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	95

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
SunTrust Bank III	Boca Raton	FL	3/10/2014	—	(3)	1,617	690	(364)	(142)	1,801	60
SunTrust Bank III	Tamarac	FL	3/10/2014	—	(3)	997	1,241	—	—	2,238	105
SunTrust Bank III	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	159
SunTrust Bank III	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	155
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	137
SunTrust Bank III	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	137
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	117
SunTrust Bank III	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	178
SunTrust Bank III	Brooksville	FL	3/10/2014	—	(3)	460	954	(175)	(331)	908	84
SunTrust Bank III	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	210
SunTrust Bank III	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	138
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	158
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	97
SunTrust Bank III	Orlando	FL	3/10/2014	—	(3)	874	1,922	—	—	2,796	154
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	86
SunTrust Bank III	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	195
SunTrust Bank III	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	94
SunTrust Bank III	New Smyrna Beach	FL	3/10/2014	—	(3)	244	1,245	(115)	(536)	838	104
SunTrust Bank III	New Port Richey	FL	3/10/2014	—	(3)	602	1,104	(330)	(554)	822	93
SunTrust Bank III	Tampa	FL	3/10/2014	—	(3)	356	1,042	(149)	(394)	855	103
SunTrust Bank III	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	155
SunTrust Bank III	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	151
SunTrust Bank III	St. Petersburg	FL	3/10/2014	—	(3)	211	1,237	(107)	(576)	765	103
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	367
SunTrust Bank III	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	130
SunTrust Bank III	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	43
SunTrust Bank III	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	64
SunTrust Bank III	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	48
SunTrust Bank III	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	188
SunTrust Bank III	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	66
SunTrust Bank III	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	105
SunTrust Bank III	Morrow	GA	3/10/2014	—	(3)	400	1,759	(74)	(301)	1,784	139
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	103
SunTrust Bank III	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	159
SunTrust Bank III	Thomson	GA	3/10/2014	—	(3)	91	719	—	—	810	66

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	91
SunTrust Bank III	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	92
SunTrust Bank III	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	71
SunTrust Bank III	Albany	GA	3/10/2014	—	(3)	260	531	(25)	(45)	721	61
SunTrust Bank III	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	72
SunTrust Bank III	Brunswick	GA	3/10/2014	—	(3)	384	888	—	—	1,272	77
SunTrust Bank III	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	60
SunTrust Bank III	Cartersville	GA	3/10/2014	—	(3)	658	1,734	—	—	2,392	140
SunTrust Bank III	Annapolis	MD	3/10/2014	—	(3)	3,331	1,655	(1,739)	(803)	2,444	117
SunTrust Bank III	Cambridge	MD	3/10/2014	—	(3)	1,130	1,265	(187)	(194)	2,014	92
SunTrust Bank III	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	42
SunTrust Bank III	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	68
SunTrust Bank III	Bessemer City	NC	3/10/2014	—	(3)	212	588	(47)	(119)	634	49
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	529	650	—	—	1,179	53
SunTrust Bank III	Charlotte	NC	3/10/2014	—	(3)	563	750	—	—	1,313	67
SunTrust Bank III	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	57
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	60
SunTrust Bank III	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	51
SunTrust Bank III	Greensboro	NC	3/10/2014	—	(3)	488	794	—	—	1,282	72
SunTrust Bank III	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	79
SunTrust Bank III	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	302
SunTrust Bank III	Lexington	NC	3/10/2014	—	(3)	129	266	(18)	(33)	344	34
SunTrust Bank III	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	71
SunTrust Bank III	Oxford	NC	3/10/2014	—	(3)	530	1,727	—	—	2,257	133
SunTrust Bank III	Rural Hall	NC	3/10/2014	—	(3)	158	193	(61)	(67)	223	20
SunTrust Bank III	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	45
SunTrust Bank III	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	61
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	73
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	58
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	89
SunTrust Bank III	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	168
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	204	740	—	—	944	57
SunTrust Bank III	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	148
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	160
SunTrust Bank III	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	126

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
SunTrust Bank III	Smyrna	TN	3/10/2014	—	(3)	501	767	—	—	1,268	71
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	65
SunTrust Bank III	Murfreesboro	TN	3/10/2014	—	(3)	262	182	—	—	444	21
SunTrust Bank III	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	49
SunTrust Bank III	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	57
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	65
SunTrust Bank III	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	27
SunTrust Bank III	Kingsport	TN	3/10/2014	—	(3)	162	260	—	—	422	24
SunTrust Bank III	Loudon	TN	3/10/2014	—	(3)	331	541	(38)	(56)	778	45
SunTrust Bank III	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	51
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	31
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	21
SunTrust Bank III	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	86
SunTrust Bank III	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	36
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	60
SunTrust Bank III	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	55
SunTrust Bank III	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	99
SunTrust Bank III	Accomac	VA	3/10/2014	—	(3)	149	128	—	—	277	10
SunTrust Bank III	Painter	VA	3/10/2014	—	(3)	89	259	(14)	(37)	297	24
SunTrust Bank III	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	138
SunTrust Bank III	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	99
SunTrust Bank III	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	149
SunTrust Bank III	Raleigh	NC	3/10/2014	—	(3)	629	1,581	—	—	2,210	118
SunTrust Bank III	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	(706)	(1,517)	8,359	692
SunTrust Bank IV	Lake Mary	FL	3/10/2014	—	(4)	1,911	2,849	—	—	4,760	226
SunTrust Bank IV	Bayonet Point	FL	3/10/2014	—	(4)	528	1,172	(257)	(524)	919	97
SunTrust Bank IV	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	168
SunTrust Bank IV	Deltona	FL	3/10/2014	—	(4)	631	1,512	(300)	(655)	1,188	132
SunTrust Bank IV	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	197
SunTrust Bank IV	Pembroke Pines	FL	3/10/2014	—	(4)	1,688	548	—	—	2,236	56
SunTrust Bank IV	Palm Coast	FL	3/10/2014	—	(4)	447	1,548	(218)	(691)	1,086	130
SunTrust Bank IV	Clearwater	FL	3/10/2014	—	(4)	783	1,936	—	—	2,719	149
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	104
SunTrust Bank IV	Ocala	FL	3/10/2014	—	(4)	559	750	—	—	1,309	80
SunTrust Bank IV	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	72

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
SunTrust Bank IV	Stone Mountain	GA	3/10/2014	—	(4)	461	475	—	—	936	41
SunTrust Bank IV	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	—	1,812	114
SunTrust Bank IV	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	47
SunTrust Bank IV	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	83
SunTrust Bank IV	Charlotte	NC	3/10/2014	—	(4)	651	444	—	—	1,095	46
SunTrust Bank IV	Creedmoor	NC	3/10/2014	—	(4)	306	789	—	—	1,095	67
SunTrust Bank IV	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	78
SunTrust Bank IV	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	37
SunTrust Bank IV	Roxboro	NC	3/10/2014	—	(4)	234	1,100	—	—	1,334	84
SunTrust Bank IV	Liberty	SC	3/10/2014	—	(4)	254	911	(145)	(478)	542	72
SunTrust Bank IV	Nashville	TN	3/10/2014	—	(4)	1,035	745	—	—	1,780	60
SunTrust Bank IV	Johnson City	TN	3/10/2014	—	(4)	174	293	—	—	467	32
SunTrust Bank IV	Gloucester	VA	3/10/2014	—	(4)	154	2,281	—	—	2,435	177
SunTrust Bank IV	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	47
SunTrust Bank IV	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	122
SunTrust Bank IV	Douglas	GA	3/10/2014	—	(4)	73	1,248	—	—	1,321	97
Dollar General XVIII	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	61
Mattress Firm I	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	93
Sanofi US I	Bridgewater	NJ	3/20/2014	125,000		16,009	194,287	—	—	210,296	14,315
Dollar General XVII	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	64
Family Dollar IX	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	64
Mattress Firm I	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	99
Bi-Lo I	Greenville	SC	5/8/2014	—	(1)	1,504	4,770	—	—	6,274	363
Stop & Shop I	Bristol	RI	5/8/2014	7,715		2,860	10,010	—	—	12,870	743
Stop & Shop I	Cumberland	RI	5/8/2014	—	(1)	3,295	13,693	—	—	16,988	1,044
Stop & Shop I	Framingham	MA	5/8/2014	8,572		3,971	12,289	—	—	16,260	851
Stop & Shop I	Hyde Park	NY	5/8/2014	—	(1)	3,154	10,646	—	—	13,800	787
Stop & Shop I	Malden	MA	5/8/2014	11,752		4,418	15,195	—	—	19,613	1,048
Stop & Shop I	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	711
Stop & Shop I	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	960
Stop & Shop I	Swampscott	MA	5/8/2014	10,232		3,644	12,982	—	—	16,626	894
Dollar General XVII	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	59
Dollar General XIX	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	81
Dollar General XX	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	49
Dollar General XX	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	44

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2016

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2016 (6) (7)
Property	City	State	Acquisition Date	Encumbrances at December 31, 2016		Land	Building and Improvements	Land (5)	Building and Improvements (5)		Accumulated Depreciation (8) (9)
Dollar General XX	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	64
Dollar General XX	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	71
Dollar General XX	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	48
Dollar General XXI	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	91
Dollar General XXII	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	67
FedEx Ground V	Sioux City	IA	2/17/2016	—		199	5,639	—	—	5,838	137
FedEx Ground VI	Grand Forks	ND	2/19/2016	—		1,287	8,988	—	—	10,275	247
FedEx Ground VII	Eagle River	WI	2/19/2016	—		40	6,022	—	—	6,062	157
FedEx Ground VIII	Wausau	WI	2/23/2016	—		202	9,017	—	—	9,219	250
Encumbrances allocated based on notes below				784,342
Total				$1,037,767		$337,461	$1,411,458	$(8,805)	$(15,856)	$1,724,258	$183,437
  ___________________________________

(1)	These properties collateralize a multi-tenant mortgage loan, which had $649.5 million outstanding as of December 31, 2016.

(2)	These properties collateralize a mortgage note payable of $25.0 million as of December 31, 2016.

(3)	These properties collateralize a mortgage note payable of $88.6 million as of December 31, 2016.

(4)	These properties collateralize a mortgage note payable of $21.2 million as of December 31, 2016.

(5)
During the year ended December 31, 2016, the Company determined that the carrying value of 43 properties operated by SunTrust exceeded their estimated fair values and recognized an impairment charge of $24.7 million.

(6)	Acquired intangible lease assets allocated to individual properties in the amount of $300.1 million are not reflected in the table above.

(7)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $2.0 billion.

(8)	The accumulated depreciation column excludes $103.7 million of accumulated amortization associated with acquired intangible lease assets.

(9)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part II
December 31, 2016

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Real estate investments, at cost:
Balance at beginning of year	$1,899,099	$1,899,099	$1,016,599
Additions - acquisitions	31,392	—	882,500
Disposals	(31,547)	—	—
Impairment charges	(24,661)	—	—
Reclassified to assets held for sale	(150,025)	—	—
Balance at end of the year	$1,724,258	$1,899,099	$1,899,099

Accumulated depreciation:
Balance at beginning of year	$141,594	$74,648	$12,077
Depreciation expense	66,831	66,946	62,571
Disposals	(1,018)	—	—
Reclassified to assets held for sale	(23,970)	—	—
Balance at end of the year	$183,437	$141,594	$74,648

AMERICAN FINANCE TRUST, INC.

Mortgage Loans on Real Estate
Schedule IV
December 31, 2016

(Dollar amounts in thousands)
Loan Type	Property Type	Par Value	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior	Student Housing — Multifamily	$17,200	$17,175	1M LIBOR + 4.5%	Interest Only	Nov. 2018
		$17,200	$17,175