Form 10-Q
period 2017-03-31
American Finance Trust, Inc
filed 2017-05-12
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55197

American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer,," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 2017, the registrant had 103,912,675 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$593,421	$328,656
Buildings, fixtures and improvements	2,394,659	1,395,602
Acquired intangible lease assets	450,609	300,129
Total real estate investments, at cost	3,438,689	2,024,387
Less: accumulated depreciation and amortization	(301,178)	(287,090)
Total real estate investments, net	3,137,511	1,737,297
Cash and cash equivalents	44,591	131,215
Restricted cash	17,778	7,890
Commercial mortgage loan, held for investment, net	17,181	17,175
Deposits for real estate acquisitions	537	—
Prepaid expenses and other assets	44,530	29,513
Goodwill	1,069	—
Deferred costs, net	1,337	3,767
Assets held for sale	112,658	137,602
Total assets	$3,377,192	$2,064,459

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$1,149,227	$1,022,275
Mortgage premiums, net	13,698	10,681
Credit facility	190,000	—
Market lease liabilities, net	117,114	13,915
Accounts payable and accrued expenses (including $1,957 and $910 due to related parties as of March 31, 2017 and December 31, 2016, respectively)	27,606	13,553
Derivatives, at fair value	130	—
Deferred rent and other liabilities	11,574	9,970
Distributions payable	14,591	9,199
Total liabilities	1,523,940	1,079,593
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 103,660,874 and 65,805,184 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,037	658
Additional paid-in capital	2,357,998	1,449,662
Accumulated deficit	(510,616)	(465,454)
Total stockholders' equity	1,848,419	984,866
Non-controlling interests	4,833	—
Total equity	1,853,252	984,866
Total liabilities and equity	$3,377,192	$2,064,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$51,739	$40,500
Operating expense reimbursements	5,241	2,946
Interest income from debt investments	240	340
Total revenues	57,220	43,786

Operating expenses:
Asset management fees to related party	4,750	4,500
Property operating	7,042	3,337
Impairment charges	3,929	—
Acquisition and transaction related	5,436	343
General and administrative	4,844	3,378
Depreciation and amortization	31,478	25,493
Total operating expenses	57,479	37,051
Operating (loss) income	(259)	6,735
Other (expense) income:
Interest expense	(15,785)	(12,631)
Gain on sale of real estate investments	5,222	—
Other income	92	42
Total other expense, net	(10,471)	(12,589)
Net loss	$(10,730)	$(5,854)
Net loss attributable to non-controlling interests	13	—
Net loss attributable to stockholders	(10,717)	(5,854)

Comprehensive loss attributable to stockholders	$(10,717)	$(5,854)

Basic and diluted weighted-average shares outstanding	84,652,179	64,955,420
Basic and diluted net loss per share attributable to stockholders	$(0.13)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	65,805,184	$658	$1,449,662	$(465,454)	$984,866	$—	$984,866
Issuances of common stock	38,210,213	382	916,661	—	917,043	—	917,043
Common stock issued through distribution reinvestment plan	491,817	5	11,882	—	11,887	—	11,887
Common stock repurchases	(848,822)	(8)	(20,237)	—	(20,245)	—	(20,245)
Share-based compensation, net of forfeitures	2,482	—	30	—	30	—	30
Distributions declared	—	—	—	(34,445)	(34,445)	—	(34,445)
Issuances of operating partnership units	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	(10,717)	(10,717)	(13)	(10,730)
Balance, March 31, 2017	103,660,874	$1,037	$2,357,998	$(510,616)	$1,848,419	$4,833	$1,853,252

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,730)	$(5,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,324	16,815
Amortization of in-place lease assets	13,128	8,678
Amortization (including accelerated write-off) of deferred costs	3,504	1,100
Amortization of mortgage premiums on borrowings	(1,126)	(976)
Discount accretion on investment	(6)	(7)
Amortization of market lease intangibles, net	(453)	415
Share-based compensation	30	10
Mark-to-market adjustments	(73)	—
Gain on sale of real estate investments	(5,222)	—
Impairment charges	3,929	—
Changes in assets and liabilities:
Prepaid expenses and other assets	1,906	(869)
Accounts payable and accrued expenses	(7,291)	1,921
Deferred rent and other liabilities	(7,202)	(648)
Restricted cash	(309)	—
Net cash provided by operating activities	8,409	20,585
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	—	56,884
Capital expenditures	(133)	—
Investments in real estate and other assets	(8,714)	(34,244)
Deposits for real estate investments	(537)	—
Proceeds from sale of real estate investments	139,974	—
Cash paid in merger transaction	(94,504)
Cash acquired in merger transaction	21,922	—
Restricted cash	(337)	—
Net cash provided by investing activities	57,671	22,640
Cash flows from financing activities:
Payments on mortgage notes payable	(392)	(251)
Payments on credit facility	(114,000)	—
Payments of financing costs	(900)	—
Refunds of deferred financing costs	—	88
Common stock repurchases	(20,245)	(16,000)
Distributions paid	(17,166)	(26,767)
Restricted cash	(1)	(1)
Net cash used in financing activities	(152,704)	(42,931)
Net change in cash and cash equivalents	(86,624)	294
Cash and cash equivalents, beginning of period	131,215	130,500
Cash and cash equivalents, end of period	$44,591	$130,794

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental Disclosures:
Cash paid for interest	$12,104	$11,229
Cash paid for income taxes	$176	$270

Non-Cash Financing Activities:
Equity issued in the merger transaction	$921,930	$—
Credit facility assumed or used to acquire investments in real estate	$304,000	$—
Mortgage notes payable assumed or used to acquire investments in real estate	$127,651	$—
Premiums on assumed mortgage notes payable	$4,143	$—
Mortgage notes payable released in connection with disposition of real estate	$(1,451)	$—
Common stock issued through distribution reinvestment plan	$11,887	$—
Accrued capital expenditures	$912	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). The Company intends to focus its future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of March 31, 2017, the Company owned 491 properties, comprised of 20.3 million rentable square feet, which were 97.3% leased, including 456 net leased commercial properties and 35 stabilized core retail properties.
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
On April 4, 2013, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of March 31, 2017, the Company had 103.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP").
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
The shares of the Company's common stock have been approved for listing on the New York Stock Exchange (the "NYSE") under the symbol "AFIN" (the "Listing"), subject to the Company being in compliance with all applicable listing standards on the date it begins trading on the NYSE. The Company's approval for listing is valid through August 2017, although it may apply to extend the outside date for listing. While the Company intends to list its shares of common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company's common stock will commence trading or of the price at which our shares may trade.
Note 2 — Merger Transaction
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
March 31, 2017
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
In addition, as provided in the Merger Agreement, all outstanding restricted stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
The Company issued 38.2 million shares of Company Common Stock as consideration in the Merger and paid $94.5 million in Cash Consideration.
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
The Advisor has informed the Company that it has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider. Lincoln previously provided real estate-related services to the RCA Advisor. The Advisor has informed the Company that, as the Advisor’s independent service provider, Lincoln has agreed to continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services related to those multi-tenant properties formerly owned by RCA and now owned by the Company. For the performance of such real estate-related services, the Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company. The Company has no direct obligation to Lincoln in connection with such engagement of Lincoln by the Advisor.
Accounting Treatment for the Mergers
The Mergers are accounted for under the acquisition method for business combinations pursuant to accounting principles generally accepted in the United States of America ("GAAP"), with the Company as the accounting acquirer of RCA. The consideration transferred by the Company to acquire RCA establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Effective Time. In determining the fair value of the consideration transferred, including the Stock Consideration and any non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. To the extent fair value of the Total Merger Consideration exceeds fair value of net assets acquired, any such excess represents goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Total Merger Consideration, the transaction could result in a bargain purchase gain that is recognized immediately in earnings and attributable to the Company's common stockholders. Measurement period adjustments to the estimated fair value of identifiable assets and liabilities of RCA, as well as adjustments to the Total Merger Consideration may change the determination and amount of goodwill and/or bargain purchase gain and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table summarizes the estimated fair value of the consideration transferred pursuant to the Mergers and the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the Mergers.

(In thousands)	RCA
Total Consideration:
Fair value of the Cash Consideration, including redemption of fractional shares, as defined in the Merger Agreement	$94,504
Fair value of the Stock Consideration	917,046
Fair value of the Partnership Merger Consideration	2
Fair value of the Class B Consideration	4,882
Fair value of the Total Merger Consideration	$1,016,434

Assets Acquired at Fair Value
Land	$282,063
Buildings, fixtures and improvements	1,079,944
Acquired intangible lease assets	178,634
Total real estate investments, at fair value	1,540,641
Cash and cash equivalents	21,922
Restricted cash	4,241
Prepaid expenses and other assets	19,495
Goodwill	1,069
Total assets acquired at fair value	1,587,368
Liabilities Assumed at Fair Value
Mortgage notes payable	127,651
Mortgage premiums	4,143
Credit facility	304,000
Market lease liabilities	104,840
Derivatives	203
Accounts payable and accrued expenses	21,291
Deferred rent and other liabilities	8,806
Total liabilities assumed at fair value	570,934
Net assets acquired	$1,016,434
The allocations in the table above from land, buildings, fixtures and improvements, acquired intangible lease assets and below-market lease liabilities have been provisionally allocated, and will be finalized as soon as practical within the measurement period pursuant to GAAP upon finalization of the valuation process.
As a result of the Merger, the Company acquired goodwill of $1.1 million, which is primarily attributable to expected synergies from combining operations of the Company and RCA.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017, other than the updates described below.
Purchase Accounting
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Merger, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from 12 to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Any excess of purchase price over the fair values of assets acquired and liabilities assumed are recorded as goodwill. Alternatively, if the fair value of net assets acquired exceeds the fair value of consideration paid, the transaction results in a bargain purchase gain that the Company recognizes immediately in earnings.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Non-controlling interests
The non-controlling interests represent the portion of the equity in the OP that is not attributable to the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net income (loss) attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net income (loss) based on their share of equity ownership.
Non-controlling interests resulted from the issuance of OP shares in conjunction with the Mergers and were recognized at fair value as of the Effective Time. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. Please see Note 2 — Merger Transaction for additional information on the Mergers.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to the Company's consolidated financial position, results of operations and cash flows.
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
March 31, 2017
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
In January 2017, the FASB issued guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical property acquisitions, that in most cases, a future property acquired would be treated as asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of March 31, 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In February 2017, the FASB issued guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of in substance non-financial assets, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 4 — Real Estate Investments
The Company owned 491 properties, which were acquired for investment purposes, as of March 31, 2017. The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Real estate investments, at cost (1):
Land	$283,611	$1,729
Buildings, fixtures and improvements	1,086,218	29,664
Total tangible assets	1,369,829	31,393
Acquired intangibles:
In-place leases (2)	155,588	3,162
Above-market lease assets (2)	22,751	548
Below-market ground lease asset (2)	1,233	—
Above-market ground lease liability (2)	—	(85)
Below-market lease liabilities (2)	(104,887)	(774)
Total intangible assets, net	74,685	2,851
Credit facility assumed in the Merger	(304,000)	—
Mortgage notes payable assumed in the Merger	(127,651)	—
Premiums on mortgage notes payable assumed in the Merger	(4,143)	—
Other assets acquired and (liabilities assumed) in the Merger, net	16,427	—
Consideration paid for acquired real estate investments, net of liabilities assumed	$1,025,147	$34,244
Number of properties purchased	41	4
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the three months ended March 31, 2017 have been provisionally allocated pending receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the three months ended March 31, 2017 were 6.2 years, 9.1 years and 18.9 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	March 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$416,278	$99,208	$317,070	$286,548	$95,547	$191,001
Above-market lease assets	33,098	8,099	24,999	13,581	8,106	5,475
Below-market ground lease asset	1,233	4	1,229	—	—	—
Total acquired intangible lease assets	$450,609	$107,311	$343,298	$300,129	$103,653	$196,476
Intangible liabilities:
Above-market ground lease liability	$85	$2	$83	$85	$1	$84
Below-market lease liabilities	123,214	6,183	117,031	18,443	4,612	13,831
Total acquired intangible lease liabilities	$123,299	$6,185	$117,114	$18,528	$4,613	$13,915

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the three months and three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
In-place leases	$13,128	$8,678
Total added to depreciation and amortization	$13,128	$8,678

Above-market leases	$(1,164)	$(756)
Below-market lease liabilities	1,620	341
Total added to (deducted from) rental income	$456	$(415)

Below-market ground lease asset	$4	$—
Above-market ground lease liability	(1)	—
Total deducted from property operating expense	$3	$—
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	April 1, 2017 to December 31, 2017	2018	2019	2020	2021
In-place leases	$52,084	$53,691	$42,921	$33,891	$28,710
Total to be added to depreciation and amortization	$52,084	$53,691	$42,921	$33,891	$28,710

Above-market leases	$(4,690)	$(4,084)	$(3,232)	$(2,411)	$(2,074)
Below-market lease liabilities	7,944	9,185	8,457	7,736	6,875
Total to be added to rental income	$3,254	$5,101	$5,225	$5,325	$4,801

Below-market ground lease asset	$23	$32	$32	$32	$32
Above-market ground lease liability	(1)	(2)	(2)	(2)	(2)
Total to be added to property operating expense	$22	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the Merger had been consummated on January 1, 2016:

	Three Months Ended March 31,
(In thousands, except per share data)	2017 (1)	2016
Pro forma revenues	$74,588	$77,623
Pro forma net loss	$(5,429)	$(5,183)
Basic and diluted pro forma net loss per share	$(0.05)	$(0.05)
_____________________

(1)
For the three months ended March 31, 2017, aggregate revenues and net income derived from the Company's 2017 acquisitions (for the Company's period of ownership) were $16.5 million and $1.4 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2017 to December 31, 2017	$181,241
2018	225,193
2019	212,087
2020	195,222
2021	184,196
Thereafter	906,779
$1,904,718
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	March 31,
Tenant	2017	2016
SunTrust Bank	11.6%	17.7%
Sanofi US	7.5%	11.4%
C&S Wholesale Grocer	6.7%	10.2%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2017 and 2016.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of the dates indicated:

	March 31,
State	2017	2016
New Jersey	8.1%	20.0%
Georgia	7.3%	11.0%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2017 and 2016.
Real Estate Held For Sale
The Company entered into a purchase and sale agreement dated as of December 27, 2016, as amended on February 17, 2017 and March 15, 2017, for the sale of three properties leased to C&S Wholesale Grocer (the "C&S Properties") for a purchase price of $121.0 million, exclusive of closing costs. The buyer's obligation to close on its acquisition of the C&S Properties was subject to the satisfactory completion of the buyer's due diligence review, which the buyer completed on February 17, 2017. The Company also entered into purchase and sale agreements for the sale of three single-tenant net lease properties operated by SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. ("SunTrust") for an aggregate contract price of $1.5 million, exclusive of closing costs.
Concurrently with entering into these agreements and satisfactory completion of the conditions noted above, the Company stopped recognizing depreciation and amortization expense and reclassified the long-lived assets associated with these properties as held for sale. The disposal of the properties referenced above does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company recognized impairment charges of $2.4 million related to properties held for sale, as the carrying amount of the long-lived assets associated with them was greater than the Company's estimate of their fair value less estimated costs to sell, which is reflected in impairment charges on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of March 31, 2017 and December 31, 2016.

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Real estate investments held for sale, at cost:
Land	$18,317	$7,225
Buildings, fixtures and improvements	86,286	142,798
Acquired intangible lease assets	29,047	18,145
Total real estate assets held for sale, at cost	133,650	168,168
Less accumulated depreciation and amortization	(18,532)	(29,213)
Total real estate investments held for sale, net	115,118	138,955
Market lease liabilities, net	(67)	—

Impairment charges related to properties reclassified as held for sale	(2,393)	(1,353)
Assets held for sale	$112,658	$137,602
Real Estate Sales
During the three months ended March 31, 2017, the Company closed on the sale of three properties leased to Merrill Lynch, Pierce, Fenner & Smith (the "Merrill Lynch Properties") for a contract price of $148.0 million, exclusive of closing costs, resulting in a gain of $5.2 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017. Also during the three months ended March 31, 2017, the Company closed on the sale of two single-tenant net lease properties operated by SunTrust Bank, a wholly owned subsidiary of SunTrust Banks, Inc. ("SunTrust") for an aggregate contract price of $1.0 million, exclusive of closing costs. These sales resulted in impairment charges of $1.4 million. The impairment charges were recognized during 2016, at the time the properties were classified as held for sale.
The disposal of the properties referenced above did not represent a strategic shift. Accordingly, the operating results of the properties sold remain classified within continuing operations for all periods presented until the date of disposal.
Impairment of Held for Use Real Estate Investments
As of March 31, 2017 and December 31, 2016, the Company owned 55 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use SunTrust properties noted above, the Company has an executed letter of intent ("LOI") or purchase and sale agreement ("PSA") to sell the properties. In those instances, the Company used the sale price from the LOI or PSA to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values as of December 31, 2016 and recognized an aggregate impairment charge of $24.7 million during the year ended December 31, 2016. As of March 31, 2017, the Company recognized additional impairment charges of $1.5 million on five of the held for use SunTrust properties based on LOIs received, which is included on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017. No impairment was recognized during the three months ended March 31, 2016.
Note 5 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan portfolio:

		March 31, 2017		December 31, 2016
Loan Type	Property Type	Par Value	Percentage	Par Value	Percentage
		(In thousands)		(In thousands)
Senior	Student Housing — Multifamily	$17,200	100.0%	$17,200	100%
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of March 31, 2017, the risk rating of the Company's commercial loan held for investment was 3. As of March 31, 2017, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of March 31, 2017 or December 31, 2016.
For the three months ended March 31, 2017 and 2016, the activity on the Company's commercial mortgage loans, held for investment, was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Beginning balance	$17,175	$17,135
Discount accretion and premium amortization (1)	6	7
Ending balance	$17,181	$17,142
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 6 — Credit Facility
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
In connection with the Merger, the Company assumed the outstanding balance on the Amended Credit Facility of $304.0 million. During the three months ended March 31, 2017, the Company paid down $114.0 million, leaving an outstanding balance of $190.0 million as of March 31, 2017.
The Amended Credit Facility contains various customary covenants, including but not limited to financial maintenance covenants with respect to maximum consolidated leverage and consolidated secured leverage, minimum fixed charge coverage, a maximum ratio of other recourse debt to total asset value and minimum net worth. As of March 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2017 and December 31, 2016 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2017	December 31, 2016	March 31, 2017		December 31, 2016		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,750	$7,841	5.93%		5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	30	25,000	25,000	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	4	82,313	82,313	5.48%		5.48%		Fixed		Apr. 2037	Apr. 2017
SunTrust Bank III	111	88,208	88,567	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	21,243	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	38,090	38,271	5.63%		5.63%		Fixed		Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	267	648,440	649,532	4.36%		4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	—	4.66%		—%		Fixed		Jul. 2018	Jul. 2018
San Pedro Crossing	1	17,985	—	3.79%		—%		Fixed		Jan. 2018	Jan. 2018
Tiffany Springs MarketCenter	1	33,802	—	3.92%		—%		Fixed	(2)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	23,300	—	4.97%		—%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	41,443	—	5.76%		—%		Fixed		Dec. 2020	Dec. 2020
Gross mortgage notes payable	450	1,163,574	1,037,767	4.75%	(1)	4.75%	(1)
Deferred financing costs, net of accumulated amortization		(14,347)	(15,492)
Mortgage notes payable, net of deferred financing costs		$1,149,227	$1,022,275
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(2)	Fixed as a result of entering into a swap agreement, which is included in derivatives, at fair value on the unaudited consolidated balance sheet as of March 31, 2017.
As of March 31, 2017 and December 31, 2016, the Company had pledged $2.1 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of March 31, 2017, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 267 of the Company's properties. As of March 31, 2017, the outstanding balance under the Multi-Tenant Mortgage Loan was $648.4 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of March 31, 2017, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of March 31, 2017, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of March 31, 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to March 31, 2017 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2017 to December 31, 2017	$1,691
2018	65,182
2019	2,533
2020	689,325
2021	1,398
Thereafter	403,445
$1,163,574
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2017, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 8 — Fair Value Measurements
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
The Company's derivative instrument is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The Company had impaired real estate investments held for sale, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. Impaired real estate investments held for sale were valued using the sale price from the purchase and sale agreement ("PSA") less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company owned 55 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values as of December 31, 2016 and recognized an aggregate impairment charge of $24.7 million, which was recognized during 2016. As of March 31, 2017, the Company recognized additional impairment charges of $1.5 million on five of the held for use SunTrust properties based on LOIs received, which is included on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017.
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
For some of the SunTrust properties noted above, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2017
Impaired real estate investments held for sale	$—	$77,466	$—	$77,466
Impaired real estate investments held for use	—	4,456	—	4,456
Interest rate swap	—	(130)	—	(130)
Total	$—	$81,792	$—	$81,792

December 31, 2016
Impaired real estate investments held for sale	$—	$961	$—	$961
Impaired real estate Investments held for use	—	6,525	45,032	51,557
Total	$—	$7,486	$45,032	$52,518
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2017	March 31, 2017	December 31, 2016	December 31, 2016
Commercial mortgage loan, held for investment	3	$17,181	$17,200	$17,175	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,177,272	$1,210,373	$1,048,448	$1,076,065
Credit facility	3	$190,000	$190,000	$—	$—
The fair value of the commercial mortgage loan is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in credit risk of the Company or credit markets since origination.
Note 9 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

As of March 31, 2017, the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk.
Non-designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of $0.1 million is included in interest expense on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualifying hedging relationships. The Company had no derivatives outstanding as of December 31, 2016:

	March 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheet as of March 31, 2017. The Company had no derivatives outstanding as of December 31, 2016:

(In thousands)	Balance Sheet Location	March 31, 2017
Non-designated derivatives
Interest Rate Swap	Derivatives, at fair value	$(130)
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.2 million. As of March 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at March 31, 2017.
Note 10 — Common Stock
As of March 31, 2017 and December 31, 2016, the Company had 103.7 million and 65.8 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
On March 17, 2017, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2016, which was published on March 20, 2017. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the amount at which the Company's shares would trade on a national securities exchange or a third party would pay for the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 that would have affected the Company's net asset value.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Three months ended March 31, 2017	848,822	(1)	23.85
Cumulative repurchases as of March 31, 2017	2,930,321		$24.04
___________________________________

(1)	Excludes rejected repurchases of 5.9 million shares, which were unfulfilled as of March 31, 2017.
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
On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532). On August 30, 2016, in consideration of the Merger, the Company's board of directors determined to suspend the DRIP effective immediately. Following the effectiveness of the joint proxy statement/prospectus relating to the Mergers on December 16, 2016, the Company reinstated the DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2017, 0.5 million shares of common stock were issued pursuant to the DRIP.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2017 to December 31, 2017	$1,079
2018	1,427
2019	1,437
2020	1,219
2021	901
Thereafter	13,450
$19,513
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  Plaintiffs seek on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 17, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff, who has 45 days from that date to either adopt the current complaint or file an Amended Complaint. The Company and the Director Defendants deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended March 31, 2017.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 12 — Related Party Transactions and Arrangements
As of March 31, 2017 and December 31, 2016, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and 90 and 30,691 units, respectively, of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
On September 6, 2016, the Company entered into an amendment of the Second A&R Advisory Agreement (the "Third A&R Advisory Agreement"), which became effective upon the Effective Time of the Mergers. Under the Third A&R Advisory Agreement, the Company has the right to internalize the services and terminate the Advisory Agreement, referred to as an “internalization,” after January 1, 2018 as long as (1) more than 67% of the Company’s independent directors approve the internalization; (2) the Company provides written notice to the Advisor; and (3) the Company pays the Advisor a fee equal to (a) $15.0 million plus (b) either (x) if the internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (c)(x) 1% of the purchase price (excluding the portion of the purchase price funded with equity proceeds raised prior to the end of the fiscal quarter in which the notice of election occurs) of each acquisition or merger that occurs between the end of the fiscal quarter in which notice is given and the internalization and (y) without duplication, 1% of the amount of new equity raised by the Company between the end of the fiscal quarter in which notice is given and the internalization. Subject Fees means (I) (A) all amounts payable pursuant to the Advisory Agreement and the Property Management Agreement for the fiscal quarter in which notice occurs multiplied by (B) four plus (II) without duplication, the annual increase in the base management fee resulting from the amount of new equity raised by the Company within the fiscal quarter in which notice occurs, as described above. The initial term of the Third A&R Advisory Agreement, which commenced upon the Effective Time, extends to April 29, 2035, and is automatically renewable for another 20-year term upon each 20-year anniversary.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or "insourced expenses." These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing coordination fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the Company's total portfolio contract purchase price or 4.5% of the amount advanced for the Company's total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
As of March 31, 2017, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of March 31, 2017, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2017 and 2016. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction") the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three months ended March 31, 2017 and 2016.
On September 6, 2016, the RCA Advisor, as RCA’s former property manager and leasing agent, assigned RCA’s existing property management agreement (the "Target Property Management Agreement") and existing leasing agreement (the "Target Leasing Agreement") to the Property Manager, in respect of (1) the properties owned by RCA prior to the Merger, and (2) any existing anchored, stabilized core retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Target Property Management Agreement and the Target Leasing Agreement, (collectively, the "Target Properties"). The Target Property Management Agreement and the Target Leasing Agreement became effective at the Effective Time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three months ended March 31, 2017 and 2016, the Company incurred $1.5 million and 0.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three months ended March 31, 2017 and 2016.
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Three Months Ended March 31,		Payable as of
(In thousands)	2017	2016	March 31, 2017	December 31, 2016
Ongoing fees:
Asset management fees	4,750	4,500	—	—
Property management and leasing fees	737	—	503	—
Professional fees and other reimbursements (1)	1,646	862	1,454	763
Distributions on Class B Units (1)	428	432	—	147
Total related party operation fees and reimbursements	$7,561	$5,794	$1,957	$910
_________________________________

(1)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
The predecessor to the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of RCAP ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
The Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three months ended March 31, 2017 and 2016. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the three months ended March 31, 2017:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	9,367	$23.70
Granted	2,482	24.17
Unvested, March 31, 2017	11,849	$23.80
As of March 31, 2017, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.9 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $30,000 and $11,000 for the three months ended March 31, 2017 and 2016, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 15 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2017	2016
Basic and diluted net loss attributable to stockholders	$(10,717)	$(5,854)
Basic and diluted weighted-average shares outstanding	84,652,179	64,955,420
Basic and diluted net loss per share attributable to stockholders	$(0.13)	$(0.09)
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

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock (1)	10,444	7,455
OP Units (2)	99,590	90
Class B Units	1,052,420	1,052,420
Total weighted-average antidilutive common share equivalents	1,162,454	1,059,965
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 11,851 and 7,455 shares of unvested restricted stock outstanding as of March 31, 2017 and 2016, respectively.

(2)	Weighted-average number of OP Units outstanding for the period presented. There were 203,612 and 90 OP Units outstanding as of March 31, 2017 and 2016, respectively.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
From April 1, 2017 to May 12, 2017, the Company acquired 27 properties with an aggregate base purchase price of $59.7 million, excluding acquisition related costs.
Dispositions
From April 1, 2017 to May 12, 2017, the Company sold four properties with an aggregate contract sale price of $122.2 million. Simultaneously with the disposition of three of these properties operated by C&S Wholesale Grocer, the Company paid down the associated mortgage notes payable with a principal balance of $82.3 million.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The anticipated benefits from the Mergers (as defined below) with American Realty Capital - Retail Centers of American, Inc. ("RCA") may not be realized or may take longer to realize than expected.

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

•
Although we have announced our intention to list our shares of common stock on an exchange at a time yet to be determined, there can be no assurance that our shares of common stock will be listed or of the price at which our shares may trade. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln") and its affiliates, which provides services to our Advisor in connection with our stabilized core retail portfolio, faces conflicts of interest in allocating its employees' time between providing real estate-related services to our Advisor and other programs and activities in which they are presently involved or may be involved in the future.

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

Overview
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties. consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). We intend to focus our future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of March 31, 2017, we owned 491 properties, comprised of 20.3 million rentable square feet, which were 97.3% leased, including 456 net leased commercial properties and 35 stabilized core retail properties.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of March 31, 2017, we had 103.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the "DRIP").
On March 17, 2017, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $23.37 as of December 31, 2016, which was published on March 20, 2017.
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
The shares of our common stock have been approved for listing on the NYSE under the symbol "AFIN" (the "Listing"), subject to our being in compliance with all applicable listing standards on the date it begins trading on the NYSE. Our approval for listing is valid through August 2017, although we may apply to extend the outside date for listing. While we intend to list our shares of common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our shares may trade.
Completed Mergers
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
The Company issued approximately 38.2 million shares of Company Common Stock as consideration in the Merger and paid approximately $94.5 million in Cash Consideration.
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
The Advisor has informed us that it has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider. Lincoln previously provided real estate-related services on behalf of the RCA Advisor to RCA. The Advisor has informed us that, as the Advisor’s independent service provider, Lincoln has agreed to continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services related to those multi-tenant properties formerly owned by RCA and now owned by us. For the performance of such real estate-related services, the Advisor has informed us that it has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by us. We have no direct obligation to Lincoln in connection with such engagement of Lincoln by the Advisor.
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
Purchase Accounting
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Merger, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from 12 to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Any excess of purchase price over the fair values of assets acquired and liabilities assumed are recorded as goodwill. Alternatively, if the fair value of net assets acquired exceeds the fair value of consideration paid, the transaction results in a bargain purchase gain that the Company recognizes immediately in earnings.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. We have adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
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
In January 2017, the FASB issued guidance on simplifying subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical property acquisitions, that in most cases, a future property acquired would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of March 31, 2017.
In February 2017, the FASB issued guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of in substance non-financial assets, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this new guidance.

Properties
As of March 31, 2017, we owned 491 properties, which were acquired for investment purposes, comprised of 20.3 million rentable square feet and located in 39 states. All of our properties are freestanding, single-tenant properties and stabilized core retail properties, 97.3% leased with a weighted-average remaining lease term of 7.5 years as of March 31, 2017.
The following table represents certain additional information about the properties we own at March 31, 2017:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General I	Apr. & May 2013	2	18,126	11.1
Walgreens I	Jul. 2013	1	10,500	20.5
Dollar General II	Jul. 2013	2	18,052	11.2
Auto Zone I	Jul. 2013	1	7,370	10.3
Dollar General III	Jul. 2013	5	45,989	11.1
BSFS I	Jul. 2013	1	8,934	6.8
Dollar General IV	Jul. 2013	2	18,126	8.9
Tractor Supply I	Aug. 2013	1	19,097	10.7
Dollar General V	Aug. 2013	1	12,480	10.8
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	8.4
Family Dollar I	Aug. 2013	1	8,050	4.3
Lowe's I	Aug. 2013	5	671,313	12.3
O'Reilly Auto Parts I	Aug. 2013	1	10,692	13.3
Food Lion I	Aug. 2013	1	44,549	12.6
Family Dollar II	Aug. 2013	1	8,028	6.3
Walgreens II	Aug. 2013	1	14,490	16.0
Dollar General VI	Aug. 2013	1	9,014	8.9
Dollar General VII	Aug. 2013	1	9,100	11.0
Family Dollar III	Aug. 2013	1	8,000	5.5
Chili's I	Aug. 2013	2	12,700	8.7
CVS I	Aug. 2013	1	10,055	8.8
Joe's Crab Shack I	Aug. 2013	2	16,012	10.0
Dollar General VIII	Sep. 2013	1	9,100	11.3
Tire Kingdom I	Sep. 2013	1	6,635	8.0
Auto Zone II	Sep. 2013	1	7,370	6.2
Family Dollar IV	Sep. 2013	1	8,320	6.3
Fresenius I	Sep. 2013	1	5,800	8.3
Dollar General IX	Sep. 2013	1	9,014	8.1
Advance Auto I	Sep. 2013	1	10,500	6.3
Walgreens III	Sep. 2013	1	15,120	9.0
Walgreens IV	Sep. 2013	1	13,500	7.5
CVS II	Sep. 2013	1	13,905	19.9
Arby's I	Sep. 2013	1	3,000	11.3
Dollar General X	Sep. 2013	1	9,100	11.0
AmeriCold I	Sep. 2013	9	1,407,166	10.5
Home Depot I	Sep. 2013	2	1,315,200	9.8
New Breed Logistics I	Sep. 2013	1	390,486	4.6
American Express Travel Related Services I	Sep. 2013	2	785,164	2.9
L.A. Fitness I	Sep. 2013	1	45,000	6.9
SunTrust Bank I	Sep. 2013	31	180,600	6.7
National Tire & Battery I	Sep. 2013	1	10,795	6.7
Circle K I	Sep. 2013	19	54,521	11.6
Walgreens V	Sep. 2013	1	14,490	10.4
Walgreens VI	Sep. 2013	1	14,560	12.1
FedEx Ground I	Sep. 2013	1	21,662	6.2

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Walgreens VII	Sep. 2013	10	142,140	12.6
O'Charley's I	Sep. 2013	20	135,973	14.6
Krystal Burgers Corporation I	Sep. 2013	6	12,730	12.5
1st Constitution Bancorp I	Sep. 2013	1	4,500	6.8
American Tire Distributors I	Sep. 2013	1	125,060	6.8
Tractor Supply II	Oct. 2013	1	23,500	6.5
United Healthcare I	Oct. 2013	1	400,000	4.3
National Tire & Battery II	Oct. 2013	1	7,368	15.2
Tractor Supply III	Oct. 2013	1	19,097	11.1
Mattress Firm II	Oct. 2013	1	4,304	6.4
Dollar General XI	Oct. 2013	1	9,026	10.1
Academy Sports I	Oct. 2013	1	71,640	11.3
Talecris Plasma Resources I	Oct. 2013	1	22,262	6.0
Amazon I	Oct. 2013	1	79,105	6.3
Fresenius II	Oct. 2013	2	16,047	10.4
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	11.7
Dollar General XIII	Nov. 2013	1	9,169	9.0
Advance Auto II	Nov. 2013	2	13,887	6.1
FedEx Ground II	Nov. 2013	1	48,897	6.3
Burger King I	Nov. 2013	41	168,192	16.7
Dollar General XIV	Nov. 2013	3	27,078	11.2
Dollar General XV	Nov. 2013	1	9,026	11.6
FedEx Ground III	Nov. 2013	1	24,310	6.4
Dollar General XVI	Nov. 2013	1	9,014	8.7
Family Dollar V	Nov. 2013	1	8,400	6.0
Walgreens VIII	Dec. 2013	1	14,490	6.8
CVS III	Dec. 2013	1	10,880	6.8
Mattress Firm III	Dec. 2013	1	5,057	6.3
Arby's II	Dec. 2013	1	3,494	11.1
Family Dollar VI	Dec. 2013	2	17,484	6.8
SAAB Sensis I	Dec. 2013	1	90,822	8.0
Citizens Bank I	Dec. 2013	9	34,777	6.8
Walgreens IX	Jan. 2014	1	14,490	5.8
SunTrust Bank II	Jan. 2014	30	148,233	10.0
Mattress Firm IV	Jan. 2014	1	5,040	7.4
FedEx Ground IV	Jan. 2014	1	59,167	6.3
Mattress Firm V	Jan. 2014	1	5,548	6.6
Family Dollar VII	Feb. 2014	1	8,320	7.3
Aaron's I	Feb. 2014	1	7,964	6.4
Auto Zone III	Feb. 2014	1	6,786	6.0
C&S Wholesale Grocer I	Feb. 2014	5	3,044,685	5.5
Advance Auto III	Feb. 2014	1	6,124	7.4
Family Dollar VIII	Mar. 2014	3	24,960	6.3
Dollar General XVII	Mar. & May 2014	3	27,078	11.0
SunTrust Bank III	Mar. 2014	111	596,977	9.7
SunTrust Bank IV	Mar. 2014	27	142,625	10.1
Dollar General XVIII	Mar. 2014	1	9,026	11.0
Sanofi US I	Mar. 2014	1	736,572	9.3
Family Dollar IX	Apr. 2014	1	8,320	7.0
Stop & Shop I	May 2014	8	544,112	9.6
Bi-Lo I	May 2014	1	55,718	8.8
Dollar General XIX	May 2014	1	12,480	11.4

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)
Dollar General XX	May 2014	5	48,584	10.1
Dollar General XXI	May 2014	1	9,238	11.4
Dollar General XXII	May 2014	1	10,566	10.1
FedEx Ground V	Feb. 2016	1	45,755	8.3
FedEx Ground VI	Feb. 2016	1	120,731	8.4
FedEx Ground VII	Feb. 2016	1	42,299	8.5
FedEx Ground VIII	Feb. 2016	1	78,673	8.6
Liberty Crossing	Feb. 2017	1	105,779	2.6
San Pedro Crossing	Feb. 2017	1	201,965	3.8
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	5.0
The Streets of West Chester	Feb. 2017	1	236,842	11.4
Prairie Towne Center	Feb. 2017	1	289,277	7.2
Southway Shopping Center	Feb. 2017	1	181,809	4.3
Stirling Slidell Centre	Feb. 2017	1	134,276	3.3
Northwoods Marketplace	Feb. 2017	1	236,078	3.1
Centennial Plaza	Feb. 2017	1	233,797	2.2
Northlake Commons	Feb. 2017	1	109,112	4.2
Shops at Shelby Crossing	Feb. 2017	1	236,107	3.1
Shoppes of West Melbourne	Feb. 2017	1	144,484	4.3
The Centrum	Feb. 2017	1	270,747	2.6
Shoppes at Wyomissing	Feb. 2017	1	103,064	2.5
Southroads Shopping Center	Feb. 2017	1	437,515	4.8
Parkside Shopping Center	Feb. 2017	1	181,620	5.7
West Lake Crossing	Feb. 2017	1	75,928	4.7
Colonial Landing	Feb. 2017	1	263,559	4.4
The Shops at West End	Feb. 2017	1	381,831	11.2
Township Marketplace	Feb. 2017	1	298,630	2.2
Cross Pointe Centre	Feb. 2017	1	226,089	10.0
Towne Center Plaza	Feb. 2017	1	94,096	5.8
Harlingen Corners	Feb. 2017	1	228,208	5.3
Village at Quail Springs	Feb. 2017	1	100,404	2.0
Pine Ridge Plaza	Feb. 2017	1	239,492	3.2
Bison Hollow	Feb. 2017	1	134,798	5.6
Jefferson Commons	Feb. 2017	1	205,918	8.8
Northpark Center	Feb. 2017	1	318,327	4.3
Anderson Station	Feb. 2017	1	243,550	3.7
Patton Creek	Feb. 2017	1	491,294	4.6
North Lakeland Plaza	Feb. 2017	1	171,397	3.4
Riverbend Marketplace	Feb. 2017	1	142,617	6.0
Montecito Crossing	Feb. 2017	1	179,721	5.0
Best on the Boulevard	Feb. 2017	1	204,568	4.8
Shops at Rivergate South	Feb. 2017	1	140,703	8.5
Dollar General XXIII	Mar. 2017	6	54,280	12.2
		491	20,324,057	7.5
_____________________

(1)	Remaining lease term in years as of March 31, 2017. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

CRE Debt Investments
As of March 31, 2017, we had one CRE Debt Investment. The following table shows selected data from our investment portfolio as of March 31, 2017:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,181	4.50% + 1M LIBOR	5.6%	66.0%
	$17,200	$17,181		5.6%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of March 31, 2017, we owned 491 properties, comprised of 20.3 million rentable square feet that were 97.3% leased.
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
There were 446 properties that we owned for the entirety of the three months ended March 31, 2017 and the three months ended March 31, 2016 (our "Three Month Same Store"), comprised of 12.5 million rentable square feet that were 100.0% leased as of March 31, 2017. We acquired 35 stabilized core retail properties in connection with the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 92.7% leased as of March 31, 2017. Additionally, during 2016 and the first quarter of 2017, excluding properties acquired in the Merger, we acquired ten properties (our "Acquisitions Since January 1, 2016"), comprised of 0.3 million rentable square feet that were 100.0% leased as of March 31, 2017. During 2016 and the first quarter of 2017, we sold 17 properties (our "Disposals Since January 1, 2016"), comprised of 0.6 million rentable square feet. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank (our "Leasing Activity Since January 1, 2016"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank.
Rental Income
Rental income increased $11.2 million to $51.7 million for the three months ended March 31, 2017, compared to $40.5 million for the three months ended March 31, 2016. This increase in rental income was primarily due to $12.7 million of incremental rental income from the Merger Acquisitions, as well as $0.3 million of incremental rental income from our Acquisitions Since January 1, 2016. Our Three Month Same Store rental income also increased by $0.9 million, as a result of our Leasing Activity Since January 1, 2016. These increases were partially offset by a decrease in rental income of $2.7 million from our Disposals Since January 1, 2016.
Operating Expense Reimbursements
Operating expense reimbursement revenue increased $2.3 million to $5.2 million for the three months ended March 31, 2017 compared to $2.9 million for the three months ended March 31, 2016. This increase was primarily driven by $3.7 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $1.5 million from our Disposals Since January 1, 2016. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Interest Income from Debt Investments
Interest income from debt investments decreased $0.1 million to $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016. Interest income from debt investments relates to our CRE Debt Investments. For the three months ended March 31, 2017, the average carrying value of our commercial mortgage loan was $17.2 million, with a weighted-average yield of 5.28%. For the three months ended March 31, 2016, we had commercial mortgage loans with a weighted-average balance of $31.4 million and a weighted-average yield of 4.17%.
Asset Management Fees to Related Party
Asset management fees to related party increased $0.3 million to $4.8 million for the three months ended March 31, 2017, compared to $4.5 million for the three months ended March 31, 2016. We pay these fees to our Advisor for managing our day-to-day operations. Prior to the Effective Time of the Merger, we paid our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur the variable portion of the base management fee or a variable management fee during the three months ended March 31, 2017 and 2016. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense increased $3.7 million to $7.0 million for the three months ended March 31, 2017 compared to $3.3 million for the three months ended March 31, 2016. This increase was primarily driven by property operating expense of $5.2 million from the Merger Acquisitions, partially offset by a decrease of $1.5 million from our Dispositions Since January 1, 2016. Property operating expenses primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment charges
We incurred $3.9 million of impairment charges during the three months ended March 31, 2017. $2.4 million of these impairment charges related to our properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $1.5 million of impairment charges were taken on five held for use properties operated by SunTrust, which had lease terms set to expire between December 31, 2017 and March 31, 2018. We determined, based on LOIs received, that the carrying value of these properties exceeded their estimated fair values less costs to sell. No impairment charges were incurred during the three months ended March 31, 2016.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $5.1 million to $5.4 million for the three months ended March 31, 2017, compared to $0.3 million for the three months ended March 31, 2016. Acquisition and transaction related expenses for the three months ended March 31, 2017 were primarily due to costs incurred in connection with the Mergers. These costs include fees to the special committee's financial advisor and legal counsel of $4.1 million, fees to transfer RCA's mortgages and credit facility of $0.8 million and legal and other fees related to the Mergers of $0.5 million of the board of directors for their review of the Merger, as well as fees to the special committee's outside financial advisor and legal counsel. Acquisition and transaction related expenses for the three months ended March 31, 2016 were primarily due to our sale of two commercial mortgage loans in January 2016, which were sold for $56.9 million.
General and Administrative Expense
General and administrative expense increased $1.4 million to $4.8 million for the three months ended March 31, 2017, compared to $3.4 million for the three months ended March 31, 2016. This increase primarily related to an increase in fees incurred from related parties for cost reimbursements including incremental personnel costs from the Merger, as well as an increase in audit fees and legal fees.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $6.0 million to $31.5 million for the three months ended March 31, 2017 compared to $25.5 million for the three months ended March 31, 2016. We incurred depreciation and amortization expense of $9.2 million for the approximately 1.5 months that we owned the properties acquired from RCA. Additionally, depreciation and amortization expense increased $0.2 million on our Acquisitions Since January 1, 2016. These increases were partially offset by a decrease of $2.6 million in depreciation and amortization expense on our Disposals Since January 1, 2016. Additionally, our Same Store depreciation and amortization expense decreased $0.8 million, primarily due to the fact that we stopped recognizing depreciation and amortization expense on five of our properties once they were reclassified as held for sale. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $3.2 million to $15.8 million for the three months ended March 31, 2017, compared to $12.6 million for the three months ended March 31, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as a credit facility with an outstanding balance of $304.0 million. We subsequently paid down a portion of the credit facility, which had an outstanding balance as of March 31, 2017 of $190.0 million.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million.
Cash Flows for the Three Months Ended March 31, 2017
Cash flows provided by operating activities of $8.4 million during the three months ended March 31, 2017 included a net loss adjusted for non-cash items of $21.3 million (net loss of $10.7 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments of $32.1 million) and a decrease in prepaid expenses and other assets of $1.9 million. These operating cash flows were partially offset by a decrease in accounts payable and accrued expenses of $7.3 million, a decrease in deferred rent and other liabilities of $7.2 million and changes in restricted cash of $0.3 million.
The net cash provided by investing activities during the three months ended March 31, 2017 of $57.7 million was generated from the sale of real estate investments of $140.0 million and cash acquired in the Merger of $21.9 million, partially offset by cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $8.7 million, deposits for real estate acquisitions of $0.5 million, changes in restricted cash of $0.3 million and capital expenditures of $0.1 million.
The net cash used in financing activities of $152.7 million during the three months ended March 31, 2017 consisted primarily of payments on the Credit Facility of $114.0 million, common stock repurchases of $20.2 million, cash distributions of $17.2 million, payments of deferred financing costs of $0.9 million and payments of mortgage notes payable of $0.4 million.
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

Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $44.6 million. Our principal demands for funds are for payment of our operating and administrative expenses, capital expenditures, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
On February 16, 2017, we, the OP, and certain other subsidiaries of ours acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility noted above (the “Amended Credit Facility”). The Second Amendment provides for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Amended Credit Facility, and for the Company to become a guarantor under the Amended Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger. We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, proceeds from shares issued through the DRIP and proceeds from the Amended Credit Facility.
The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of March 31, 2017, our unused borrowing capacity was $135.0 million, based on the aggregate commitments under the Amended Credit Facility.
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
As of March 31, 2017, we had $1.2 billion of mortgage notes payable outstanding and $190.0 million outstanding under the Amended Credit Facility, with a leverage ratio (total debt divided by total assets) of 40.1%.
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. See Note 10 — Common Stock for more information on terms and conditions of the SRP.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

Three Months Ended March 31, 2017
(In thousands)
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)
Gain on sale of real estate investments	(5,222)
Impairment charges	3,929
Depreciation and amortization	31,478
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)
FFO attributable to stockholders	19,437
Acquisition and transaction related fees and expenses	5,436
Amortization of market lease and other intangibles, net	(453)
Straight-line rent	(1,572)
Amortization of mortgage premiums on borrowings	(1,126)
Discount accretion on investment	(6)
Mark-to-market adjustments	(73)
Proportionate share of adjustments for non-controlling interests to arrive at MFFO	4
MFFO attributable to stockholders	$21,647
Distributions
In April 2013, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time. Therefore, distribution payments are not assured.
During the three months ended March 31, 2017, distributions paid to common stockholders totaled $29.1 million, inclusive of $11.9 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the three months ended March 31, 2017, cash used to pay distributions was generated from cash flows provided by operations and cash available on hand.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended March 31, 2017

(In thousands)		Percentage of Distributions
Distributions to stockholders	$29,054

Source of distribution coverage:
Cash flows provided by operations	$8,409	28.9%
Available cash on hand (1)	$20,645	71.1%
Total source of distribution coverage	$29,054	100.0%

Cash flows provided by operations (GAAP basis)	$8,409
Net loss (in accordance with GAAP)	$(10,730)
_____________________________________

(1)	Includes any remaining proceeds from the IPO and distributions reinvested pursuant to the DRIP.
If we do not generate sufficient cash flows from our operations to cover distributions, we expect to use a portion of our cash on hand to pay distributions, which could cause our stockholders' investment to be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO and cash flows from operations.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2017, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of March 31, 2017, our leverage ratio (total debt divided by total assets) was 40.1%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2017. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter
Principal on mortgage notes payable	$1,163,574	$84,004	$67,715	$984,918	$26,937
Interest on mortgage notes payable	188,499	38,858	97,964	48,316	3,361
Credit Facility	190,000	—	190,000	—	—
Interest on Credit Facility	8,097	5,227	2,870	—	—
Ground lease rental payments due	19,513	1,079	2,864	2,120	13,450
	$1,569,683	$129,168	$361,413	$1,035,354	$43,748
Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see table below:

Portfolio	Maturity	Anticipated Repayment
SAAB Sensis I	Apr. 2025	Apr. 2025
SunTrust Bank II	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I	Apr. 2037	Apr. 2017
SunTrust Bank III	Jul. 2031	Jul. 2021
SunTrust Bank IV	Jul. 2031	Jul. 2021
Sanofi US I - New Loan	Jul. 2026	Jan. 2021
Stop & Shop I	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	Sep. 2020	Sep. 2020
Liberty Crossing	Jul. 2018	Jul. 2018
San Pedro Crossing	Jan. 2018	Jan. 2018
Tiffany Springs MarketCenter	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	Mar. 2024	Mar. 2024
Patton Creek	Dec. 2020	Dec. 2020

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
Related-Party Transactions and Agreements
Please see Note 12 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
As of March 31, 2017, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.2 billion and a fair value of $1.2 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $35.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $36.8 million.
As of March 31, 2017, our variable-rate debt consisted of our Amended Credit Facility, which had a carrying and fair value of $190.0 million. Interest rate volatility associated with the Amended Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2017 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Amended Credit Facility would increase or decrease our interest expense by $1.9 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  Plaintiffs seek on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 17, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff, who has 45 days from that date to either adopt the current complaint or file an Amended Complaint. The Company and the Director Defendants deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended March 31, 2017.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On February 21, 2017, we issued 2,482 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Three months ended March 31, 2017	848,822	(1)	23.85
Cumulative repurchases as of March 31, 2017	2,930,321		$24.04
_________________________________

(1)	Excludes rejected repurchases of 5.9 million shares, which were unfulfilled as of March 31, 2017.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 12, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)
Second Amendment to Amended and Restated Credit Agreement, Assumption, Joinder and Reaffirmation of Guaranties, dated as of February 16, 2017, among American Finance Operating Partnership, L.P., as successor to American Realty Capital Operating Partnership, L.P., Genie Acquisition, LLC as successor to American Realty Capital - Retail Centers of American, Inc., American Finance Trust, Inc., the guarantors party thereto, the lenders party thereto and BMO Harris Bank N.A.

10.2 (1)	Amendment No. 1, dated as of February 15, 2017, to the Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P.
10.3 (1)	Indemnification Agreement, dated as of February 16, 2017, by and between American Finance Trust, Inc. and Leslie D. Michelson and Edward G. Rendell
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.
(1) Incorporated by reference to the Current Report on Form 8-K filed on February 21, 2017