Form 10-Q
period 2017-06-30
American Finance Trust, Inc
filed 2017-08-11
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
As of July 31, 2017, the registrant had 104,289,841 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$606,592	$328,656
Buildings, fixtures and improvements	2,435,326	1,395,602
Acquired intangible lease assets	460,774	300,129
Total real estate investments, at cost	3,502,692	2,024,387
Less: accumulated depreciation and amortization	(341,635)	(287,090)
Total real estate investments, net	3,161,057	1,737,297
Cash and cash equivalents	56,077	131,215
Restricted cash	18,752	7,890
Commercial mortgage loan, held for investment, net	17,188	17,175
Deposits for real estate acquisitions	252	—
Prepaid expenses and other assets	44,914	29,513
Goodwill	1,069	—
Deferred costs, net	1,804	3,767
Assets held for sale	4,956	137,602
Total assets	$3,306,069	$2,064,459

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$1,065,258	$1,022,275
Mortgage premiums, net	12,770	10,681
Credit facility	230,000	—
Market lease liabilities, net	115,344	13,915
Accounts payable and accrued expenses (including $1,674 and $910 due to related parties as of June 30, 2017 and December 31, 2016, respectively)	30,654	13,553
Derivatives, at fair value	88	—
Deferred rent and other liabilities	11,138	9,970
Distributions payable	14,162	9,199
Total liabilities	1,479,414	1,079,593
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 104,401,555 and 65,805,184 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,044	658
Additional paid-in capital	2,375,314	1,449,662
Accumulated other comprehensive income	35	—
Accumulated deficit	(554,485)	(465,454)
Total stockholders' equity	1,821,908	984,866
Non-controlling interests	4,747	—
Total equity	1,826,655	984,866
Total liabilities and equity	$3,306,069	$2,064,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$62,841	$41,176	$114,580	$81,676
Operating expense reimbursements	8,513	2,871	13,754	5,817
Interest income from debt investments	253	230	493	570
Total revenues	71,607	44,277	128,827	88,063

Operating expenses:
Asset management fees to related party	5,250	4,500	10,000	9,000
Property operating	12,194	3,283	19,236	6,620
Impairment charges	2,649	—	6,578	—
Acquisition and transaction related	947	734	6,383	1,077
General and administrative	5,237	2,464	10,081	5,842
Depreciation and amortization	40,438	25,538	71,916	51,031
Total operating expenses	66,715	36,519	124,194	73,570
Operating income	4,892	7,758	4,633	14,493
Other (expense) income:
Interest expense	(14,625)	(12,328)	(30,410)	(24,959)
Gain on sale of real estate investments	8,609	454	13,831	454
Other income	101	39	193	81
Total other expense, net	(5,915)	(11,835)	(16,386)	(24,424)
Net loss	(1,023)	(4,077)	(11,753)	(9,931)
Net loss attributable to non-controlling interests	2	—	15	—
Net loss attributable to stockholders	(1,021)	(4,077)	(11,738)	(9,931)

Other comprehensive income:
Change in unrealized gain on derivative	35	—	35	—
Comprehensive loss attributable to stockholders	$(986)	$(4,077)	$(11,703)	$(9,931)

Basic and diluted weighted-average shares outstanding	104,140,631	65,301,764	94,450,241	65,128,592
Basic and diluted net loss per share attributable to stockholders	$(0.01)	$(0.06)	$(0.12)	$(0.15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	65,805,184	$658	$1,449,662	—	$(465,454)	$984,866	$—	$984,866
Issuances of common stock	38,210,213	382	916,661	—	—	917,043	—	917,043
Common stock issued through distribution reinvestment plan	1,238,582	12	29,324	—	—	29,336	—	29,336
Common stock repurchases	(854,906)	(8)	(20,382)	—	—	(20,390)	—	(20,390)
Share-based compensation, net of forfeitures	2,482	—	49	—	—	49	—	49
Distributions declared	—	—	—	—	(77,293)	(77,293)	—	(77,293)
Issuances of operating partnership units	—	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	—	(125)	(125)
Net loss	—	—	—	—	(11,738)	(11,738)	(15)	(11,753)
Other comprehensive income	—	—	—	35	—	35	—	35
Balance, June 30, 2017	104,401,555	$1,044	$2,375,314	$35	$(554,485)	$1,821,908	$4,747	$1,826,655

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,753)	$(9,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,390	33,723
Amortization of in-place lease assets	31,464	17,291
Amortization (including accelerated write-off) of deferred costs	4,563	2,267
Amortization of mortgage premiums on borrowings	(2,054)	(2,241)
Discount accretion on commercial mortgage loan	(13)	(15)
Amortization of market lease intangibles, net	(1,566)	534
Share-based compensation	49	20
Mark-to-market adjustments	(80)	—
Gain on sale of real estate investments	(13,831)	(454)
Impairment charges	6,578	—
Changes in assets and liabilities:
Prepaid expenses and other assets	1,848	(4,344)
Accounts payable and accrued expenses	(5,365)	1,929
Deferred rent and other liabilities	(7,638)	(564)
Restricted cash	(1,166)	—
Net cash provided by operating activities	41,426	38,215
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	—	56,884
Capital expenditures	(1,447)	—
Investments in real estate and other assets	(78,889)	(34,244)
Deposits for real estate investments	(252)	—
Proceeds from sale of real estate investments	178,060	15,471
Cash paid in merger transaction	(94,504)	—
Cash acquired in merger transaction	21,922	—
Restricted cash	(454)	—
Net cash provided by investing activities	24,436	38,111
Cash flows from financing activities:
Payments on mortgage notes payable	(2,715)	(500)
Proceeds from credit facility	40,000	—
Payments on credit facility	(114,000)	—
Payments of financing costs	(900)	—
Refunds of deferred financing costs	—	88
Common stock repurchases	(20,390)	(16,253)
Distributions paid	(42,994)	(41,166)
Restricted cash	(1)	(2)
Net cash used in financing activities	(141,000)	(57,833)
Net change in cash and cash equivalents	(75,138)	18,493
Cash and cash equivalents, beginning of period	131,215	130,500
Cash and cash equivalents, end of period	$56,077	$148,993

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental Disclosures:
Cash paid for interest	$27,121	$23,857
Cash paid for income taxes	$649	$670

Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$921,930	$—
Credit facility assumed or used to acquire investments in real estate	$304,000	$—
Mortgage notes payable assumed or used to acquire investments in real estate	$127,651	$—
Premiums on assumed mortgage notes payable	$4,143	$—
Mortgage notes payable released in connection with disposition of real estate	$(84,120)	$(13,389)
Common stock issued through distribution reinvestment plan	$29,336	$12,605
Accrued capital expenditures	$1,950	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company"), formerly known as American Realty Capital Trust V, Inc., is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). The Company intends to focus its future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of June 30, 2017, the Company owned 516 properties, comprised of 19.2 million rentable square feet, which were 95.8% leased, including 481 net leased commercial properties and 35 stabilized core retail properties.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries. As of June 30, 2017, the Company had 104.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP").
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
On August 8, 2017, the Company's application to list its common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol "AFIN" (the "Listing") was approved by NASDAQ, subject to the Company being in compliance with all applicable listing standards on the date it begins trading on NASDAQ. While the Company intends to list its common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company's common stock will commence trading or of the price at which our shares may trade.
Note 2 — Merger Transaction
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company referred to as the "Merger Sub", with the Merger Sub surviving as a wholly owned subsidiary of the Company (the "Merger") and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
The Advisor has informed the Company that the Advisor has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company has no direct obligation to Lincoln.
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
June 30, 2017
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
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2017. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017, other than the updates described below.
Purchase Accounting
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Mergers, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
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
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Non-controlling interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net income (loss) attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net income (loss) based on their share of equity ownership.
Non-controlling interests resulted from the issuance of OP Units in conjunction with the Mergers and were recognized at fair value as of the Effective Time. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. Please see Note 2 — Merger Transaction for additional information on the Mergers.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. The Company has progressed with its project plan for adopting this standard, including gathering and evaluating the inventory of its revenue streams. The Company expects that this revised guidance will have an impact on the timing of gains on certain sales of real estate. The Company is in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company has ground leases, which the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The Company also expects this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. The Company progressed in its project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. The Company is continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical property acquisitions, that in most cases, a future property acquired would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of June 30, 2017.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 4 — Real Estate Investments
The Company owned 516 properties, which were acquired for investment purposes, as of June 30, 2017. The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016
Real estate investments, at cost (1):
Land	$300,690	$1,729
Buildings, fixtures and improvements	1,128,954	29,664
Total tangible assets	1,429,644	31,393
Acquired intangibles:
In-place leases (2)	166,889	3,162
Above-market lease assets (2)	22,802	548
Below-market ground lease asset (2)	1,233	—
Above-market ground lease liability (2)	—	(85)
Below-market lease liabilities (2)	(105,878)	(774)
Total intangible assets, net	85,046	2,851
Credit facility assumed in the Merger	(304,000)	—
Mortgage notes payable assumed in the Merger	(127,651)	—
Premiums on mortgage notes payable assumed in the Merger	(4,143)	—
Other assets acquired and (liabilities assumed) in the Merger, net	16,427	—
Consideration paid for acquired real estate investments, net of liabilities assumed	$1,095,323	$34,244
Number of properties purchased	73	4
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the six months ended June 30, 2017 have been provisionally allocated pending receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the six months ended June 30, 2017 were 7.0 years, 9.1 years and 18.9 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	June 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$426,396	$116,469	$309,927	$286,548	$95,547	$191,001
Above-market lease assets	33,145	9,715	23,430	13,581	8,106	5,475
Below-market ground lease asset	1,233	12	1,221	—	—	—
Total acquired intangible lease assets	$460,774	$126,196	$334,578	$300,129	$103,653	$196,476
Intangible liabilities:
Above-market ground lease liability	$85	$2	$83	$85	$1	$84
Below-market lease liabilities	124,103	8,842	115,261	18,443	4,612	13,831
Total acquired intangible lease liabilities	$124,188	$8,844	$115,344	$18,528	$4,613	$13,915

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
In-place leases	$18,336	$8,613	$31,464	$17,291
Total added to depreciation and amortization	$18,336	$8,613	$31,464	$17,291

Above-market leases	$(1,616)	$(740)	$(2,780)	$(1,496)
Below-market lease liabilities	2,737	620	4,357	961
Total added to (deducted from) rental income	$1,121	$(120)	$1,577	$(535)

Below-market ground lease asset	$8	$—	$12	$—
Above-market ground lease liability	—	(1)	(1)	(1)
Total deducted from property operating expenses	$8	$(1)	$11	$(1)
The following table provides the projected amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	July 1, 2017 to December 31, 2017	2018	2019	2020	2021
In-place leases	$33,869	$54,358	$43,588	$34,558	$29,388
Total to be added to depreciation and amortization	$33,869	$54,358	$43,588	$34,558	$29,388

Above-market leases	$(3,067)	$(4,090)	$(3,238)	$(2,416)	$(2,079)
Below-market lease liabilities	5,281	9,219	8,492	7,771	6,912
Total to be added to rental income	$2,214	$5,129	$5,254	$5,355	$4,833

Below-market ground lease asset	$15	$32	$32	$32	$32
Above-market ground lease liability	(1)	(2)	(2)	(2)	(2)
Total to be added to property operating expenses	$14	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2017 had been consummated on January 1, 2016:

	Six Months Ended June 30,
(In thousands, except per share data)	2017 (1)	2016
Pro forma revenues	$148,022	$158,299
Pro forma net loss	$(4,966)	$(6,950)
Basic and diluted pro forma net loss per share	$(0.05)	$(0.07)
_____________________

(1)
For the six months ended June 30, 2017, aggregate revenues and net income derived from the Company's 2017 acquisitions (for the Company's period of ownership) were $51.0 million and $4.3 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2017 to December 31, 2017	$116,825
2018	219,276
2019	207,197
2020	190,277
2021	179,325
Thereafter	979,207
$1,892,107
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	June 30,
Tenant	2017	2016
SunTrust Bank	11.8%	17.8%
Sanofi US	*	11.4%
C&S Wholesale Grocer	*	10.2%
_____________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2017 and 2016.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of the dates indicated:

	June 30,
State	2017	2016
New Jersey	*	20.0%
Georgia	*	11.0%
_____________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2017 and 2016.
Real Estate Held For Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company's estimate of the net sales price of the assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017 and December 31, 2016, there were six and five properties, respectively, classified as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of June 30, 2017 and December 31, 2016.

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Real estate investments held for sale, at cost:
Land	$3,613	$7,225
Buildings, fixtures and improvements	2,612	142,798
Acquired intangible lease assets	916	18,145
Total real estate assets held for sale, at cost	7,141	168,168
Less accumulated depreciation and amortization	(1,195)	(29,213)
Total real estate investments held for sale, net	5,946	138,955
Market lease liabilities, net	—	—

Impairment charges related to properties reclassified as held for sale	(990)	(1,353)
Assets held for sale	$4,956	$137,602
Real Estate Sales
During the six months ended June 30, 2017, the Company closed on the sale of twelve properties for an aggregate contract price of $271.9 million, exclusive of closing costs. These sales resulted in aggregate gains of $13.8 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2017, as well as impairment losses of $3.6 million. The disposal of these properties did not represent a strategic shift. Accordingly, the operating results of the properties sold remained classified within continuing operations for all periods presented until the date of disposal.
Impairment of Held for Use Real Estate Investments
As of June 30, 2017 and December 31, 2016, the Company owned 51 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values as of December 31, 2016 and recognized an aggregate impairment charge of $24.7 million during the year ended December 31, 2016. During the three and six months ended June 30, 2017, the Company recognized additional impairment charges of $0.7 million and $2.3 million, respectively on the held for use SunTrust properties based on LOIs entered into, which is included on the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2017. No impairment was recognized during the three and six months ended June 30, 2016.
Note 5 — Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan portfolio:

		June 30, 2017		December 31, 2016
Loan Type	Property Type	Par Value	Percentage	Par Value	Percentage
		(In thousands)		(In thousands)
Senior	Student Housing — Multifamily	$17,200	100.0%	$17,200	100%
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of June 30, 2017, the risk rating of the Company's commercial loan held for investment was 3. As of June 30, 2017, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of June 30, 2017 or December 31, 2016.
For the six months ended June 30, 2017 and 2016, the activity on the Company's commercial mortgage loans, held for investment, was as follows:

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Beginning balance	$17,175	$17,135
Discount accretion and premium amortization (1)	13	15
Ending balance	$17,188	$17,150
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
In connection with the Mergers, the Company assumed the outstanding balance on the Amended Credit Facility of $304.0 million. During the six months ended June 30, 2017, the Company paid down $114.0 million, and subsequently drew $40.0 million, leaving an outstanding balance of $230.0 million as of June 30, 2017.
The Amended Credit Facility contains various customary covenants, including but not limited to financial maintenance covenants with respect to maximum consolidated leverage and consolidated secured leverage, minimum fixed charge coverage, a maximum ratio of other recourse debt to total asset value and minimum net worth. As of June 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2017 and December 31, 2016 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,658	$7,841	5.93%		5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	28	23,228	25,000	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
C&S Wholesale Grocer I (1)	—	—	82,313	—%		5.48%		Fixed		Apr. 2037	Apr. 2017
SunTrust Bank III	110	88,070	88,567	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	21,243	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	37,918	38,271	5.63%		5.63%		Fixed		Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	266	648,222	649,532	4.36%		4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	—	4.66%		—%		Fixed		Jul. 2018	Jul. 2018
San Pedro Crossing	1	17,985	—	3.79%		—%		Fixed		Jan. 2018	Jan. 2018
Tiffany Springs MarketCenter	1	33,802	—	3.92%		—%		Fixed	(3)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	23,203	—	4.97%		—%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	41,253	—	5.76%		—%		Fixed		Dec. 2020	Dec. 2020
Gross mortgage notes payable	442	1,078,582	1,037,767	4.69%	(2)	4.75%	(2)
Deferred financing costs, net of accumulated amortization		(13,324)	(15,492)
Mortgage notes payable, net of deferred financing costs		$1,065,258	$1,022,275
_____________________________________

(1)	The Company paid off the full mortgage balance secured by the C&S Wholesale Grocer properties on April 19, 2017.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of entering into a swap agreement, which is included in derivatives, at fair value on the unaudited consolidated balance sheet as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, the Company had pledged $2.1 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of June 30, 2017, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 266 of the Company's properties. As of June 30, 2017, the outstanding balance under the Multi-Tenant Mortgage Loan was $648.2 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of June 30, 2017, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of June 30, 2017, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of June 30, 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to June 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2017 to December 31, 2017	$1,141
2018	65,182
2019	2,533
2020	689,107
2021	1,398
Thereafter	319,221
$1,078,582
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2017, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The Company's derivative instrument is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company had impaired real estate investments held for sale, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2017 and December 31, 2016. Impaired real estate investments held for sale were valued using the sale price from the purchase and sale agreement ("PSA") less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company owned 51 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. As a result of its consideration of impairment, the Company determined that the carrying value of 43 of the held for use SunTrust properties noted above exceeded their estimated fair values as of December 31, 2016 and recognized an aggregate impairment charge of $24.7 million, which was recognized during 2016. During the three and six months ended June 30, 2017, the Company recognized additional impairment charges of $0.7 million and $2.3 million, respectively on the held for use SunTrust properties based on LOIs received, which is included on the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2017.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2017
Impaired real estate investments held for sale	$—	$4,000	$—	$4,000
Impaired real estate investments held for use	—	2,236	—	2,236
Interest rate swap	—	(88)	—	(88)
Total	$—	$6,148	$—	$6,148

December 31, 2016
Impaired real estate investments held for sale	$—	$961	$—	$961
Impaired real estate Investments held for use	—	6,525	45,032	51,557
Total	$—	$7,486	$45,032	$52,518
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2017	June 30, 2017	December 31, 2016	December 31, 2016
Commercial mortgage loan, held for investment	3	$17,188	$17,200	$17,175	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,091,352	$1,125,556	$1,048,448	$1,076,065
Credit facility	3	$230,000	$230,000	$—	$—
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
Non-designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A loss of approximately $19,000 and a gain of approximately $21,000 are included in interest expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017, respectively. As of June 30, 2017 and December 31, 2016, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $13,000 will be reclassified from other comprehensive loss as a decrease to interest expense.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company had no derivatives outstanding as of December 31, 2016:

	June 30, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheet as of June 30, 2017. The Company had no derivatives outstanding as of December 31, 2016:

(In thousands)	Balance Sheet Location	June 30, 2017
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(88)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017. There was no gain or loss recognized on interest rate derivatives during the three and six months ended June 30, 2016:

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$8	8
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$(27)	$(27)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2017, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.1 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at June 30, 2017.
Note 10 — Common Stock
As of June 30, 2017 and December 31, 2016, the Company had 104.4 million and 65.8 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In April 2013, the Company's board of directors authorized a monthly distribution equivalent to $1.65 per annum, per share of common stock. Effective July 1, 2017, the Company's board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

On March 17, 2017, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of December 31, 2016, which was published on March 20, 2017. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the amount at which the Company's shares would trade on a national securities exchange or a third party would pay for the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 that would have affected the Company's net asset value. In determining an Estimated Per-Share NAV as of December 31, 2016, the board of directors considered the Estimated Per-Share NAV increase from the Merger. As such, the board of directors concluded that the Estimated Per-Share NAV selected as of December 31, 2016 would not materially change as a result of the Merger.
Share Repurchase Program
The Company's board of directors has authorized the Company to repurchase shares pursuant to its share repurchase program (as amended and restated, the "SRP"), which permits investors to sell their shares back to the Company after they have held them for at least one year, subject to certain conditions and limitations. The Company may repurchase shares on a semiannual basis, in its sole discretion, at each six-month period ending June 30 and December 31.
On June 14, 2017, the Company announced that its board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company's common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
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
Under the SRP, repurchases at each semiannual period are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period are funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP, as well as any funds reserved by the Company in the sole discretion of the board of directors. Repurchases are made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Six months ended June 30, 2017	854,906	(1)	23.85
Cumulative repurchases as of June 30, 2017	2,936,405		$24.04
___________________________________

(1)
Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of 23.65. In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 0.4 million shares repurchased for approximately $8.4 million at a weighted average price per share of $23.37. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 16 — Subsequent Events.

Distribution Reinvestment Plan
Pursuant to the DRIP, the Company's stockholders may elect to reinvest distributions by purchasing shares of common stock. The DRIP was suspended following the payment of the Company's June 2015 distribution on July 1, 2015. On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532). On August 30, 2016, in consideration of the Merger, the Company's board of directors determined to suspend the DRIP effective immediately. Following the effectiveness of the joint proxy statement/prospectus relating to the Mergers on December 16, 2016, the Company reinstated the DRIP.
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2017, 1.2 million shares of common stock were issued pursuant to the DRIP.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2017 to December 31, 2017	$722
2018	1,427
2019	1,437
2020	1,219
2021	901
Thereafter	13,450
$19,156

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick ("Additional Director Defendants"), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment, and dropped the demand for rescission (while maintaining the demand for rescissory damages).  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2017.
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
Note 12 — Related Party Transactions and Arrangements
As of June 30, 2017 and December 31, 2016, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of June 30, 2017 and December 31, 2016, the Special Limited Partner owned 30,691 and 90 units, respectively, of limited partner interests in the OP ("OP Units"). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against the Sponsor, the Advisor, advisors of other entities sponsored by the Sponsor, and the Sponsor’s principals (including Edward M. Weil, Jr.). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Fees and Participations Incurred in Connection With the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company's Articles of Amendment and Restatement, which were approved by the Company's stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement of 20 years began on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the "economic hurdle"); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
As of June 30, 2017, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of June 30, 2017, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the six months ended June 30, 2017 and 2016. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As stated above, pursuant to the Amendment, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.
Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction") the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three and six months ended June 30, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
The Company reimburses the Advisor's costs of providing administrative services, but may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. During the three and six months ended June 30, 2017, the Company incurred $2.7 million and $3.5 million, respectively of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2016, the company incurred $0.6 million and $1.4 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and six months ended June 30, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2017	2016	2017	2016	June 30, 2017	December 31, 2016
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$51	$—	$51	$—	$51	$—

Ongoing fees:
Asset management fees	5,250	4,500	10,000	9,000	—	—
Property management and leasing fees	2,086	—	2,823	—	471	—
Professional fees and other reimbursements (1)	2,181	661	3,827	1,523	1,009	763
Distributions on Class B Units (1)	433	432	861	864	143	147
Total related party operation fees and reimbursements	$10,001	$5,593	$17,562	$11,387	$1,674	$910
_________________________________

(1)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
June 30, 2017
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
The Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three and six months ended June 30, 2017 and 2016. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
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
June 30, 2017
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

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the six months ended June 30, 2017:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	9,367	$23.70
Granted	2,482	24.17
Vested	(2,307)	23.40
Unvested, June 30, 2017	9,542	$23.89
As of June 30, 2017, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $19,000 and $11,000 for the three months ended June 30, 2017 and 2016, respectively. Compensation expense related to restricted stock was approximately $49,000 and $21,000 for the six months ended June 30, 2017 and 2016, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2017 and 2016.
Note 15 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Basic and diluted net loss attributable to stockholders	$(1,021)	$(4,077)	$(11,738)	$(9,931)
Basic and diluted weighted-average shares outstanding	104,140,631	65,301,764	94,450,241	65,128,592
Basic and diluted net loss per share attributable to stockholders	$(0.01)	$(0.06)	$(0.12)	$(0.15)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested restricted stock (1)	11,197	6,716	10,823	7,086
OP Units (2)	203,612	90	151,888	90
Class B Units	1,052,420	1,052,420	1,052,420	1,052,420
Total weighted-average antidilutive common share equivalents	1,267,229	1,059,226	1,215,131	1,059,596
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 9,543 and 5,892 shares of unvested restricted stock outstanding as of June 30, 2017 and 2016, respectively.

(2)	Weighted-average number of OP Units outstanding for the period presented. There were 203,612 and 90 OP Units outstanding as of June 30, 2017 and 2016, respectively.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
From July 1, 2017 to August 10, 2017, the Company acquired two properties with an aggregate base purchase price of $13.8 million, excluding acquisition related costs.
Dispositions
From July 1, 2017 to August 10, 2017, the Company sold five properties with an aggregate contract sale price of $4.8 million.
Approval of Share Repurchases
In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 0.4 million shares repurchased for approximately $8.4 million at a weighted average price per share of $23.37. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 10 — Common Stock.
Approval for Listing on NASDAQ
On August 8, 2017, the Company's application to list its common stock on NASDAQ under the symbol "AFIN" was approved by NASDAQ, subject to the Company being in compliance with all applicable listing standards on the date it begins trading on NASDAQ. While the Company intends to list its common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company's common stock will commence trading or of the price at which the Company’s shares may trade.
Previously, the Company’s common stock had been approved for listing on the New York Stock Exchange (the “NYSE”), which approval for listing was valid through August 2017. Prior to the expiration of this approval, pursuant to the recommendation and determination of the Company’s board of directors, the Company filed an application to list its common stock on the NASDAQ.

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

•
We have not generated, and in the future may not generate, operating cash flows sufficient to cover 100% of our distributions, and, as such, we may be forced to source distributions from borrowings, which may not be available, or depend on our Advisor to waive reimbursement of certain expenses or fees. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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

Overview
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties. consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). We intend to focus our future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of June 30, 2017, we owned 516 properties, comprised of 19.2 million rentable square feet, which were 95.8% leased, including 481 net leased commercial properties and 35 stabilized core retail properties.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. As of June 30, 2017, we had 104.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the "DRIP").
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
On August 8, 2017, our common stock was approved for listing on The NASDAQ Global Select Market (“NASDAQ”) under the symbol "AFIN" (the "Listing"), subject to our being in compliance with all applicable listing standards on the date we begin trading on NASDAQ. While we intend to list our common stock at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our shares may trade.
Completed Mergers
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, the Company and the OP completed (a) the merger of RCA with and into a subsidiary of the Company referred to as the "Merger Sub", with the Merger Sub surviving as a wholly owned subsidiary of the Company (the "Merger") and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of Company Common Stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
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
The Advisor has informed us that the Advisor has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company has no direct obligation to Lincoln.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams. We expect that this revised guidance will have an impact on the timing of gains on certain sales of real estate. We are in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on our consolidated financial statements and internal accounting processes.
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
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. We have ground leases, which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. We also expect this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. We have progressed in our project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. We are continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical property acquisitions, that in most cases, a future property acquired would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of June 30, 2017.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. We are currently evaluating the impact of this new guidance.

Properties
As of June 30, 2017, we owned 516 properties, which were acquired for investment purposes, comprised of 19.2 million rentable square feet and located in 40 states. Our properties consist of freestanding, single-tenant properties and stabilized core retail properties, which are 95.8% leased with a weighted-average remaining lease term of 7.8 years as of June 30, 2017.
The following table represents certain additional information about the properties we own at June 30, 2017:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18,126	10.8	100.0%
Walgreens I	Jul. 2013	1	10,500	20.3	100.0%
Dollar General II	Jul. 2013	2	18,052	10.9	100.0%
Auto Zone I	Jul. 2013	1	7,370	10.1	100.0%
Dollar General III	Jul. 2013	5	45,989	10.9	100.0%
BSFS I	Jul. 2013	1	8,934	6.6	100.0%
Dollar General IV	Jul. 2013	2	18,126	8.7	100.0%
Tractor Supply I	Aug. 2013	1	19,097	10.4	100.0%
Dollar General V	Aug. 2013	1	12,480	10.6	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	8.2	100.0%
Family Dollar I	Aug. 2013	1	8,050	4.0	100.0%
Lowe's I	Aug. 2013	5	671,313	12.0	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	10,692	13.0	100.0%
Food Lion I	Aug. 2013	1	44,549	12.3	100.0%
Family Dollar II	Aug. 2013	1	8,028	6.0	100.0%
Walgreens II	Aug. 2013	1	14,490	15.8	100.0%
Dollar General VI	Aug. 2013	1	9,014	8.7	100.0%
Dollar General VII	Aug. 2013	1	9,100	10.8	100.0%
Family Dollar III	Aug. 2013	1	8,000	5.3	100.0%
Chili's I	Aug. 2013	2	12,700	8.4	100.0%
CVS I	Aug. 2013	1	10,055	8.6	100.0%
Joe's Crab Shack I	Aug. 2013	2	16,012	9.8	100.0%
Dollar General VIII	Sep. 2013	1	9,100	11.1	100.0%
Tire Kingdom I	Sep. 2013	1	6,635	7.8	100.0%
Auto Zone II	Sep. 2013	1	7,370	5.9	100.0%
Family Dollar IV	Sep. 2013	1	8,320	6.0	100.0%
Fresenius I	Sep. 2013	1	5,800	8.0	100.0%
Dollar General IX	Sep. 2013	1	9,014	7.8	100.0%
Advance Auto I	Sep. 2013	1	10,500	6.0	100.0%
Walgreens III	Sep. 2013	1	15,120	8.8	100.0%
Walgreens IV	Sep. 2013	1	13,500	7.3	100.0%
CVS II	Sep. 2013	1	13,905	19.6	100.0%
Arby's I	Sep. 2013	1	3,000	11.0	100.0%
Dollar General X	Sep. 2013	1	9,100	10.8	100.0%
AmeriCold I	Sep. 2013	9	1,407,166	10.3	100.0%
Home Depot I	Sep. 2013	2	1,315,200	9.6	100.0%
New Breed Logistics I	Sep. 2013	1	390,486	4.4	100.0%
American Express Travel Related Services I	Sep. 2013	2	785,164	2.6	100.0%
L.A. Fitness I	Sep. 2013	1	45,000	6.7	100.0%
SunTrust Bank I	Sep. 2013	30	179,400	6.5	100.0%
National Tire & Battery I	Sep. 2013	1	10,795	6.4	100.0%
Circle K I	Sep. 2013	19	54,521	11.4	100.0%
Walgreens V	Sep. 2013	1	14,490	10.2	100.0%
Walgreens VI	Sep. 2013	1	14,560	11.8	100.0%
FedEx Ground I	Sep. 2013	1	21,662	5.9	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Walgreens VII	Sep. 2013	10	142,140	12.3	100.0%
O'Charley's I	Sep. 2013	20	135,973	14.4	100.0%
Krystal Burgers Corporation I	Sep. 2013	6	12,730	12.2	100.0%
1st Constitution Bancorp I	Sep. 2013	1	4,500	6.6	100.0%
American Tire Distributors I	Sep. 2013	1	125,060	6.6	100.0%
Tractor Supply II	Oct. 2013	1	23,500	6.3	100.0%
United Healthcare I	Oct. 2013	1	400,000	4.0	100.0%
National Tire & Battery II	Oct. 2013	1	7,368	14.9	100.0%
Tractor Supply III	Oct. 2013	1	19,097	10.8	100.0%
Mattress Firm II	Oct. 2013	1	4,304	6.2	100.0%
Dollar General XI	Oct. 2013	1	9,026	9.8	100.0%
Academy Sports I	Oct. 2013	1	71,640	11.0	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22,262	5.8	100.0%
Amazon I	Oct. 2013	1	79,105	6.1	100.0%
Fresenius II	Oct. 2013	2	16,047	10.1	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	11.5	100.0%
Dollar General XIII	Nov. 2013	1	9,169	8.8	100.0%
Advance Auto II	Nov. 2013	2	13,887	5.9	100.0%
FedEx Ground II	Nov. 2013	1	48,897	6.1	100.0%
Burger King I	Nov. 2013	41	168,192	16.4	100.0%
Dollar General XIV	Nov. 2013	3	27,078	10.9	100.0%
Dollar General XV	Nov. 2013	1	9,026	11.4	100.0%
FedEx Ground III	Nov. 2013	1	24,310	6.2	100.0%
Dollar General XVI	Nov. 2013	1	9,014	8.4	100.0%
Family Dollar V	Nov. 2013	1	8,400	5.8	100.0%
Walgreens VIII	Dec. 2013	1	14,490	6.5	100.0%
CVS III	Dec. 2013	1	10,880	6.6	100.0%
Mattress Firm III	Dec. 2013	1	5,057	6.0	100.0%
Arby's II	Dec. 2013	1	3,494	10.8	100.0%
Family Dollar VI	Dec. 2013	2	17,484	6.6	100.0%
SAAB Sensis I	Dec. 2013	1	90,822	7.8	100.0%
Citizens Bank I	Dec. 2013	9	34,777	6.5	100.0%
Walgreens IX	Jan. 2014	1	14,490	5.6	100.0%
SunTrust Bank II	Jan. 2014	28	139,285	10.3	100.0%
Mattress Firm IV	Jan. 2014	1	5,040	7.2	100.0%
FedEx Ground IV	Jan. 2014	1	59,167	6.0	100.0%
Mattress Firm V	Jan. 2014	1	5,548	6.3	100.0%
Family Dollar VII	Feb. 2014	1	8,320	7.0	100.0%
Aaron's I	Feb. 2014	1	7,964	6.2	100.0%
Auto Zone III	Feb. 2014	1	6,786	5.8	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	5.7	100.0%
Advance Auto III	Feb. 2014	1	6,124	7.2	100.0%
Family Dollar VIII	Mar. 2014	3	24,960	6.1	100.0%
Dollar General XVII	Mar. & May 2014	3	27,078	10.8	100.0%
SunTrust Bank III	Mar. 2014	110	595,877	9.5	100.0%
SunTrust Bank IV	Mar. 2014	27	142,625	9.8	100.0%
Dollar General XVIII	Mar. 2014	1	9,026	10.8	100.0%
Sanofi US I	Mar. 2014	1	736,572	9.0	100.0%
Family Dollar IX	Apr. 2014	1	8,320	6.8	100.0%
Stop & Shop I	May 2014	8	544,112	9.4	100.0%
Bi-Lo I	May 2014	1	55,718	8.5	100.0%
Dollar General XIX	May 2014	1	12,480	11.2	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General XX	May 2014	5	48,584	9.8	100.0%
Dollar General XXI	May 2014	1	9,238	11.2	100.0%
Dollar General XXII	May 2014	1	10,566	9.8	100.0%
FedEx Ground V	Feb. 2016	1	45,755	8.1	100.0%
FedEx Ground VI	Feb. 2016	1	120,731	8.2	100.0%
FedEx Ground VII	Feb. 2016	1	42,299	8.3	100.0%
FedEx Ground VIII	Feb. 2016	1	78,673	8.3	100.0%
Liberty Crossing	Feb. 2017	1	105,779	2.6	90.9%
San Pedro Crossing	Feb. 2017	1	201,965	3.7	96.7%
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	4.9	74.3%
The Streets of West Chester	Feb. 2017	1	236,842	11.3	92.1%
Prairie Towne Center	Feb. 2017	1	289,277	7.1	95.3%
Southway Shopping Center	Feb. 2017	1	181,809	4.2	98.6%
Stirling Slidell Centre	Feb. 2017	1	134,276	3.3	77.5%
Northwoods Marketplace	Feb. 2017	1	236,078	3.0	95.9%
Centennial Plaza	Feb. 2017	1	233,797	2.3	78.6%
Northlake Commons	Feb. 2017	1	109,112	4.4	93.9%
Shops at Shelby Crossing	Feb. 2017	1	236,107	3.7	97.0%
Shoppes of West Melbourne	Feb. 2017	1	144,484	4.7	98.3%
The Centrum	Feb. 2017	1	270,747	2.6	93.5%
Shoppes at Wyomissing	Feb. 2017	1	103,064	2.9	97.1%
Southroads Shopping Center	Feb. 2017	1	437,515	4.7	71.2%
Parkside Shopping Center	Feb. 2017	1	181,620	5.6	94.6%
West Lake Crossing	Feb. 2017	1	75,928	4.6	100.0%
Colonial Landing	Feb. 2017	1	263,559	5.0	70.0%
The Shops at West End	Feb. 2017	1	381,831	11.1	82.2%
Township Marketplace	Feb. 2017	1	298,630	2.2	94.8%
Cross Pointe Centre	Feb. 2017	1	226,089	9.9	100.0%
Towne Center Plaza	Feb. 2017	1	94,096	5.8	100.0%
Harlingen Corners	Feb. 2017	1	228,208	5.2	97.6%
Village at Quail Springs	Feb. 2017	1	100,404	2.8	45.1%
Pine Ridge Plaza	Feb. 2017	1	239,492	3.1	96.9%
Bison Hollow	Feb. 2017	1	134,798	5.5	100.0%
Jefferson Commons	Feb. 2017	1	205,918	8.8	83.5%
Northpark Center	Feb. 2017	1	318,327	4.3	99.2%
Anderson Station	Feb. 2017	1	243,550	3.7	82.0%
Patton Creek	Feb. 2017	1	491,294	4.6	91.2%
North Lakeland Plaza	Feb. 2017	1	171,397	3.3	96.3%
Riverbend Marketplace	Feb. 2017	1	142,617	6.2	95.0%
Montecito Crossing	Feb. 2017	1	179,721	4.9	97.4%
Best on the Boulevard	Feb. 2017	1	204,568	4.7	100.0%
Shops at Rivergate South	Feb. 2017	1	140,703	6.8	65.4%
Dollar General XXIII	Mar., May & Jun. 2017	8	72,480	12.1	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18,018	7.6	100.0%
Bob Evans I	Apr. 2017	23	116,899	19.9	100.0%
FedEx Ground IX	May 2017	1	53,739	8.9	100.0%
Chili's II	May 2017	1	6,039	10.3	100.0%
Sonic Drive In I	Jun. 2017	2	2,745	15.0	100.0%
Bridgestone HOSEPower I	Jun. 2017	2	41,131	12.1	100.0%
		516	19,196,128	7.8	95.8%
_____________________

(1)	Remaining lease term in years as of June 30, 2017. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
CRE Debt Investments
As of June 30, 2017, we had one CRE Debt Investment. The following table shows selected data from our investment portfolio as of June 30, 2017:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,188	4.50% + 1M LIBOR	5.8%	66.0%
	$17,200	$17,188		5.8%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
As of June 30, 2017, we owned 516 properties, comprised of 19.2 million rentable square feet that were 95.8% leased.
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
There were 443 properties that we owned for the entirety of both the three months ended June 30, 2017 and the three months ended June 30, 2016 (our "Three Month Same Store"), comprised of 11.4 million rentable square feet that were 100.0% leased as of June 30, 2017. We acquired 35 stabilized core retail properties in connection with the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 89.3% leased as of June 30, 2017. Additionally, from April 1, 2016 through June 30, 2017, excluding properties acquired in the Merger, we acquired 46 properties (our "Acquisitions Since April 1, 2016"), comprised of 0.3 million rentable square feet that were 100.0% leased as of June 30, 2017. From April 1, 2016 through June 30, 2017, we sold 24 properties (our "Disposals Since April 1, 2016"), comprised of 2.0 million rentable square feet. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank (our "Leasing Activity Since April 1, 2016"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank.
Rental Income
Rental income increased $21.6 million to $62.8 million for the three months ended June 30, 2017, compared to $41.2 million for the three months ended June 30, 2016. This increase in rental income was primarily due to $25.9 million of incremental rental income from the Merger Acquisitions, as well as $1.1 million of incremental rental income from our Acquisitions Since April 1, 2016. These increases were partially offset by a decrease in rental income of $5.6 million from our Disposals Since April 1, 2016. Our Three Month Same Store rental income remained relatively consistent at $35.3 million.
Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $5.6 million to $8.5 million for the three months ended June 30, 2017 compared to $2.9 million for the three months ended June 30, 2016. This increase was primarily driven by $7.6 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $2.1 million from our Disposals Since April 1, 2016. Our Three Month Same Store operating expense reimbursements remained relatively consistent at $0.7 million.

Interest Income from Debt Investments
Interest income from debt investments increased $0.1 million to $0.3 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016. Interest income from debt investments relates to our CRE Debt Investments. For the three months ended June 30, 2017, the average carrying value of our commercial mortgage loan was $17.2 million, with a weighted-average yield of 5.59%. For the three months ended June 30, 2016, we had commercial mortgage loans with a weighted-average balance of $17.1 million and a weighted-average yield of 5.02%.
Asset Management Fees to Related Party
Asset management fees paid to our Advisor increased $0.8 million to $5.3 million for the three months ended June 30, 2017, compared to $4.5 million for the three months ended June 30, 2016. We pay these fees to our Advisor for managing our day-to-day operations. Prior to the Effective Time of the Merger, we paid our Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the three months ended June 30, 2017 and 2016. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.
Property Operating Expense
Property operating expense increased $8.9 million to $12.2 million for the three months ended June 30, 2017 compared to $3.3 million for the three months ended June 30, 2016. This increase was primarily driven by property operating expense of $11.1 million from the Merger Acquisitions, partially offset by a decrease of $2.3 million from our Disposals Since April 1, 2016. Our Three Month Same Store property operating expense remained relatively consistent at $1.0 million. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance.
Impairment charges
We incurred $2.6 million of impairment charges during the three months ended June 30, 2017, $1.9 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $0.7 million of impairment charges were taken on our held for use properties operated by SunTrust, which had lease terms set to expire between December 31, 2017 and March 31, 2018. We determined, based on LOIs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell. No impairment charges were incurred during the three months ended June 30, 2016.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $0.2 million to $0.9 million for the three months ended June 30, 2017, compared to $0.7 million for the three months ended June 30, 2016. Acquisition and transaction related expenses for the three months ended June 30, 2017 were primarily due to costs incurred in connection with our acquisition of 32 properties. Acquisition and transaction related expenses for the three months ended June 30, 2016 were primarily due to costs incurred in connection with strategic alternatives of $0.5 million and costs incurred in connection with our sale of real estate investments of $0.2 million.
General and Administrative Expense
General and administrative expense increased $2.7 million to $5.2 million for the three months ended June 30, 2017, compared to $2.5 million for the three months ended June 30, 2016. This increase primarily related to an increase in the amount of expenses incurred from our Advisor and its affiliates that we are required to reimburse resulting from incremental personnel costs from the Merger, as well as an increase in proxy fees and legal fees paid to third parties.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $14.9 million to $40.4 million for the three months ended June 30, 2017 compared to $25.5 million for the three months ended June 30, 2016. We incurred depreciation and amortization expense of $18.7 million related to the properties acquired from RCA in the Merger. Additionally, depreciation and amortization expense decreased $3.9 million on our Disposals Since April 1, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $2.3 million to $14.6 million for the three months ended June 30, 2017, compared to $12.3 million for the three months ended June 30, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as a credit facility with an outstanding balance of $304.0 million. We subsequently paid down a portion of the credit facility, which had an outstanding balance as of June 30, 2017 of $230.0 million. This increase was partially offset by the repayment of an $82.3 million mortgage secured by properties operated by C&S Wholesale Grocer that we sold during the period. During the three months ended June 30, 2017, the weighted average interest rate on the credit facility and mortgage notes payable was 2.43% and 4.71%, respectively.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2017, we sold a property leased to C&S Wholesale Grocer for a contract price of $44.2 million, net of closing costs. The property had a net carrying value at the date of disposition of $35.6 million, resulting in a gain on sale of $8.6 million.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
There were 439 properties that we owned for the entirety of both the six months ended June 30, 2017 and the six months ended June 30, 2016 (our "Six Month Same Store"), comprised of 11.1 million rentable square feet that were 100.0% leased as of June 30, 2017. We acquired 35 stabilized core retail properties in connection with the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 89.3% leased as of June 30, 2017. Additionally, during 2016 and the first two quarters of 2017, excluding properties acquired in the Merger, we acquired 42 properties (our "Acquisitions Since January 1, 2016"), comprised of 0.6 million rentable square feet that were 100.0% leased as of June 30, 2017. During 2016 and the first two quarters of 2017, we sold 24 properties (our "Disposals Since January 1, 2016"), comprised of 2.0 million rentable square feet. Also during 2016, we amended terms on 160 of our leases with SunTrust Bank (our "Leasing Activity Since January 1, 2016"), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from SunTrust Bank.
Rental Income
Rental income increased $32.9 million to $114.6 million for the six months ended June 30, 2017, compared to $81.7 million for the six months ended June 30, 2016. This increase in rental income was primarily due to $38.6 million of incremental rental income from the Merger Acquisitions, as well as $1.4 million of incremental rental income from our Acquisitions Since January 1, 2016. Our Six Month Same Store rental income also increased by $1.1 million, as a result of our Leasing Activity Since January 1, 2016. These increases were partially offset by a decrease in rental income of $8.2 million from our Disposals Since January 1, 2016.
Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $7.9 million to $13.8 million for the six months ended June 30, 2017 compared to $5.8 million for the six months ended June 30, 2016. This increase was primarily driven by $11.4 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $3.6 million from our Disposals Since January 1, 2016. Our Six Month Same Store operating expense reimbursements remained relatively consistent at $1.2 million.
Interest Income from Debt Investments
Interest income from debt investments decreased $0.1 million to $0.5 million for the six months ended June 30, 2017 compared to $0.6 million for the six months ended June 30, 2016. Interest income from debt investments related to our CRE Debt Investments. For the six months ended June 30, 2017, the average carrying value of our commercial mortgage loans was $17.2 million, with a weighted-average yield of 5.44%. For the six months ended June 30, 2016, we had commercial mortgage loans with a weighted-average balance of $25.3 million and a weighted-average yield of 4.3%.
Asset Management Fees to Related Party
Asset management fees paid to our Advisor increased $1.0 million to $10.0 million for the six months ended June 30, 2017, compared to $9.0 million for the six months ended June 30, 2016. We did not incur any variable management fees during the six months ended June 30, 2017 and 2016. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from our Advisor.

Property Operating Expense
Property operating expense increased $12.6 million to $19.2 million for the six months ended June 30, 2017, compared to $6.6 million for the six months ended June 30, 2016. This increase was primarily driven by property operating expense of $16.4 million from the Merger Acquisitions, partially offset by a decrease of $4.0 million from our Disposals Since January 1, 2016. Our Six Month Same Store property operating expense remained relatively consistent at $2.0 million. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $6.6 million of impairment charges during the six months ended June 30, 2017, $4.3 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $2.3 million of impairment charges were taken on our held for use properties operated by SunTrust, which had lease terms set to expire between December 31, 2017 and March 31, 2018. We determined, based on LOIs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell. No impairment charges were incurred during the six months ended June 30, 2016.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $5.3 million to $6.4 million for the six months ended June 30, 2017, compared to $1.1 million for the six months ended June 30, 2016. Acquisition and transaction related expenses for the six months ended June 30, 2017 were primarily due to costs incurred in connection with the Mergers. These costs include fees to the special committee's financial advisor and legal counsel of $4.1 million, fees to transfer RCA's mortgages and credit facility of $0.8 million and legal and other fees related to the Mergers of $0.5 million. Additionally, we incurred $0.9 million of costs related to our acquisition of 38 properties. Acquisition and transaction related expenses for the six months ended June 30, 2016 were primarily due to costs incurred in connection with strategic alternatives of $0.5 million and costs incurred in connection with our sales of real estate investments and commercial mortgage loans of $0.6 million.
General and Administrative Expense
General and administrative expense increased $4.2 million to $10.1 million for the six months ended June 30, 2017, compared to $5.8 million for the six months ended June 30, 2016. This increase primarily related to an increase in the amount of expenses incurred by our Advisor and its affiliates that we are required to reimburse resulting from incremental personnel costs from the Merger, as well as an increase in legal, audit and proxy related fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $20.9 million to $71.9 million for the six months ended June 30, 2017, compared to $51.0 million for the six months ended June 30, 2016. We incurred depreciation and amortization expense of $27.9 million for the approximately 4.5 months that we owned the properties acquired from RCA in the Merger. Additionally, depreciation and amortization expense decreased $7.0 million on our Disposals Since January 1, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $5.5 million to $30.4 million for the six months ended June 30, 2017, compared to $25.0 million for the six months ended June 30, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as a credit facility with an outstanding balance of $304.0 million. The credit facility had an outstanding balance as of June 30, 2017 of $230.0 million. This increase was partially offset by the repayment of an $82.3 million mortgage secured by certain properties operated by C&S Wholesale Grocer that we sold during the period. During the six months ended June 30, 2017, the weighted average interest rate on our credit facility and mortgage notes payable was 2.35% and 4.73%, respectively.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million. Additionally, we sold a property leased to C&S Wholesale Grocer for a contract price of $44.2 million, net of closing costs. The property had a net carrying value at the date of disposition of $35.6 million, resulting in a gain on sale of $8.6 million.
Cash Flows for the Six Months Ended June 30, 2017
Cash flows from operating activities was $41.4 million during the six months ended June 30, 2017 and consisted of a net loss of $11.8 million, adjusted for non-cash items of $65.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments, as well as a decrease in prepaid expenses and other assets of $1.8 million. These operating cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $5.4 million, a decrease in deferred rent and other liabilities of $7.6 million and changes in restricted cash of $1.2 million.
The net cash provided by investing activities during the six months ended June 30, 2017 of $24.4 million was generated from the sale of real estate investments of $178.1 million and cash acquired in the Merger of $21.9 million, partially offset by cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $78.9 million, deposits for real estate acquisitions of $0.3 million, changes in restricted cash of $0.5 million and capital expenditures of $1.4 million.
The net cash used in financing activities of $141.0 million during the six months ended June 30, 2017 consisted primarily of payments on the Credit Facility of $114.0 million, common stock repurchases of $20.4 million, cash distributions of $43.0 million, payments of deferred financing costs of $0.9 million and payments of mortgage notes payable of $2.7 million. These financing cash outflows were partially offset by proceeds from the Credit Facility of $40.0 million.
Cash Flows for the Six Months Ended June 30, 2016
Cash flows from operating activities was $38.2 million during the six months ended June 30, 2016 and consisted of a net loss of $9.9 million, adjusted for non-cash items of $51.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, net amortization of market lease intangibles, share-based compensation, amortization of mortgage premiums, net discount accretion and premium amortization on investments and gain on sale of real estate investments, as well as an increase in accounts payable and accrued expenses of $1.9 million. These operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.3 million and a decrease in deferred rent and other liabilities of $0.6 million.
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
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, proceeds from shares issued through the DRIP and proceeds from the Amended Credit Facility. As of June 30, 2017, we had cash and cash equivalents of $56.1 million, including $7.2 million of remaining cash proceeds received from common stock issued under the DRIP. Our principal demands for funds are for payment of our operating and administrative expenses, capital expenditures, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").

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
The Amended Credit Facility permits aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of June 30, 2017, our unused borrowing capacity was $95.0 million, based on the aggregate commitments under the Amended Credit Facility.
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
The Amended Credit Facility requires us to pay interest quarterly for each base rate loan and periodically for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Upon the occurrence of an event of default, the requisite lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
As of June 30, 2017, we had $1.1 billion of mortgage notes payable outstanding and $230.0 million outstanding under the Amended Credit Facility, with a leverage ratio (total debt divided by total assets) of 39.6%. During the three months ended June 30, 2017, the weighted average interest rate on the credit facility and mortgage notes payable was 2.43% and 4.71%, respectively.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended June 30, 2017
(In thousands)	March 31, 2017	June 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)	$(1,021)	$(11,738)
Gain on sale of real estate investments	(5,222)	(8,609)	(13,831)
Impairment charges	3,929	2,649	6,578
Depreciation and amortization	31,478	40,438	71,916
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)	(68)	(99)
FFO attributable to stockholders	19,437	33,389	52,826
Acquisition and transaction related fees and expenses	5,436	947	6,383
Amortization of market lease and other intangibles, net	(453)	(1,113)	(1,566)
Straight-line rent	(1,572)	(1,882)	(3,454)
Amortization of mortgage premiums on borrowings	(1,126)	(928)	(2,054)
Discount accretion on investment	(6)	(7)	(13)
Mark-to-market adjustments	(73)	(7)	(80)
Proportionate share of adjustments for non-controlling interests to arrive at MFFO	4	6	10
MFFO attributable to stockholders	$21,647	$30,405	$52,052
Distributions
In April 2013, our board of directors authorized distributions payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. This represents a change in the annualized distribution yield, based on the original purchase price of $25.00 per share, from 6.6% to 5.2%, or a change from 7.1% to 5.6% based on our most recent estimated per share net asset value as of December 31, 2016 of $23.37 per share. The first distributions under the new rate were paid on or about August 5, 2017. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time prior to distributions being declared. Therefore, distribution payments are not assured.
During the six months ended June 30, 2017, distributions paid to common stockholders totaled $72.3 million, inclusive of $29.3 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the six months ended June 30, 2017, cash used to pay distributions was generated from cash flows provided by operations and cash available on hand.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2017
	March 31, 2017		June 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders not reinvested in common stock	$17,167		$25,827		$42,994
Cash distributions reinvested in common stock issued under the DRIP	11,887		17,449		29,336
Total distributions paid	29,054		43,276		72,330

Source of distribution coverage:
Cash flows provided by operations	$8,409	28.9%	$33,017	76.3%	$41,426	57.3%
Cash proceeds received from common stock issued under the DRIP	—	—%	10,259	23.7%	10,259	14.2%
Available cash on hand (1)	20,645	71.1%	—	—%	20,645	28.5%
Total source of distribution coverage	$29,054	100.0%	$43,276	100.0%	$72,330	100.0%

Cash flows provided by operations (GAAP basis)	$8,409		$33,017		$41,426
Net loss (in accordance with GAAP)	$(10,730)		$(1,023)		$(11,753)
_____________________________________

(1)
Consists of proceeds from sale of real estate investments and proceeds from financings. See Note 4 — Real Estate Investments for information on our sales of real estate investments, Note 7 — Mortgage Notes Payable for information on our mortgage loans outstanding and Note 6 — Credit Facility for information on amounts outstanding and availability under the Amended Credit Facility.

If we do not generate sufficient cash flows from our operations to fund distributions, we expect to use a portion of our cash on hand to pay distributions, which could cause our stockholders' investment to be adversely impacted.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2017, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of June 30, 2017, our leverage ratio (total debt divided by total assets) was 39.6%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2017. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

			Years Ended December 31,
(In thousands)	Total	July 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter
Principal on mortgage notes payable	$1,078,582	$1,141	$67,715	$982,790	$26,936
Interest on mortgage notes payable	170,170	21,697	97,246	47,953	3,274
Credit Facility	230,000	—	230,000	—	—
Interest on Credit Facility	8,640	3,057	5,583	—	—
Ground lease rental payments due	19,156	722	2,864	2,120	13,450
	$1,506,548	$26,617	$403,408	$1,032,863	$43,660

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

As of June 30, 2017, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.1 billion and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $33.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $34.3 million.
As of June 30, 2017, our variable-rate debt consisted of our Amended Credit Facility, which had a carrying and fair value of $230.0 million. Interest rate volatility associated with the Amended Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2017 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Amended Credit Facility would increase or decrease our interest expense by $2.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's Articles of Incorporation.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick ("Additional Director Defendants"), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment, and dropped the demand for rescission (while maintaining the demand for rescissory damages).  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2017.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
The Estimated Per-Share NAV may be lower or higher than the price of our shares of common stock on a national securities exchange.
Our Estimated Per-Share NAV does not represent, and we can give no assurance that, (1) the amount at which our shares will trade on a national securities exchange or a third party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, our Estimated Per-Share NAV does not reflect events subsequent to the date as of which the Estimated Per-Share NAV is determined that may have affected the value of our shares.
Our common stock has never been traded on a national securities exchange and as such has no trading history, and there can be no assurance that the trading price of our common stock will equal or exceed Estimated Per-Share NAV.
Presently there is not an established market for our shares. On August 8, 2017, our application to list our common stock on NASDAQ under the symbol "AFIN" was approved by NASDAQ, subject to our being in compliance with all applicable listing standards on the date we begin trading on NASDAQ.
Our board of directors has not yet determined when it will request that our common stock be listed and commence trading and any decision with respect to the timing of listing will be based on market conditions and other factors. There can be no assurance when our common stock will commence trading or as to the price at which our common stock will trade. There can be no assurance that the trading price of our common stock will equal or exceed our Estimated Per-Share NAV as of December 31, 2016 of $23.37 and may differ significantly from our Estimated Per-Share NAV.
The current lack of liquidity for shares of our common stock, and the lack of liquidity for RCA’s common stock prior to the Merger, could adversely affect the market price of our common stock upon listing.
Because there is no established market for our shares of common stock, and there was no established market for RCA's shares of common stock, any stockholders wishing to exit their investment have not had the opportunity to do so. Once our common stock is listed on a national securities exchange, these stockholders and other will have the ability to sell their shares of common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales might occur could result in downward pressure on the price of our common stock.

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
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Six months ended June 30, 2017	854,906	(1)	23.85
Cumulative repurchases as of June 30, 2017	2,936,405		$24.04
_________________________________

(1)
Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of 23.65. In July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017, which was equal to 0.4 million shares repurchased for approximately $8.4 million at a weighted average price per share of $23.37. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. See Note 16 — Subsequent Events.

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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 10, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
99.1 (1)	Second Amended and Restated Share Repurchase Program
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.
(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 14, 2017