Form 10-Q
period 2017-09-30
American Finance Trust, Inc
filed 2017-11-13
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
As of October 31, 2017, the registrant had 104,820,978 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$606,296	$328,656
Buildings, fixtures and improvements	2,444,410	1,395,602
Acquired intangible lease assets	461,550	300,129
Total real estate investments, at cost	3,512,256	2,024,387
Less: accumulated depreciation and amortization	(380,468)	(287,090)
Total real estate investments, net	3,131,788	1,737,297
Cash and cash equivalents	68,543	131,215
Restricted cash	17,729	7,890
Commercial mortgage loan, held for investment, net	17,191	17,175
Deposits for real estate acquisitions	810	—
Prepaid expenses and other assets	53,140	29,513
Goodwill	1,605	—
Deferred costs, net	8,280	3,767
Assets held for sale	2,489	137,602
Total assets	$3,301,575	$2,064,459

LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$1,083,079	$1,022,275
Mortgage premiums, net	11,707	10,681
Credit facility	260,000	—
Market lease liabilities, net	112,673	13,915
Accounts payable and accrued expenses (including $1,798 and $910 due to related parties as of September 30, 2017 and December 31, 2016, respectively)	29,849	13,553
Derivatives, at fair value	53	—
Deferred rent and other liabilities	10,482	9,970
Distributions payable	11,185	9,199
Total liabilities	1,519,028	1,079,593
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 104,644,581 and 65,805,184 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,046	658
Additional paid-in capital	2,380,885	1,449,662
Accumulated other comprehensive income	44	—
Accumulated deficit	(604,079)	(465,454)
Total stockholders' equity	1,777,896	984,866
Non-controlling interests	4,651	—
Total equity	1,782,547	984,866
Total liabilities and equity	$3,301,575	$2,064,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$62,287	$41,357	$176,867	$123,033
Operating expense reimbursements	7,182	3,162	20,936	8,979
Interest income from debt investments	260	239	753	809
Total revenues	69,729	44,758	198,556	132,821

Operating expenses:
Asset management fees to related party	5,250	4,500	15,250	13,500
Property operating	10,760	3,511	29,996	10,131
Impairment charges	7,605	117	14,183	117
Acquisition and transaction related	1,173	4,381	7,556	5,458
General and administrative	4,986	2,998	15,067	8,840
Depreciation and amortization	41,132	25,446	113,048	76,477
Total operating expenses	70,906	40,953	195,100	114,523
Operating income	(1,177)	3,805	3,456	18,298
Other (expense) income:
Interest expense	(14,502)	(12,574)	(44,912)	(37,533)
Gain on sale of real estate investments	264	—	14,095	454
Other income	18	40	211	121
Total other expense, net	(14,220)	(12,534)	(30,606)	(36,958)
Net loss	(15,397)	(8,729)	(27,150)	(18,660)
Net loss attributable to non-controlling interests	30	—	45	—
Net loss attributable to stockholders	(15,367)	(8,729)	(27,105)	(18,660)

Other comprehensive income:
Change in unrealized gain on derivative	10	—	44	—
Comprehensive loss attributable to stockholders	$(15,357)	$(8,729)	$(27,061)	$(18,660)

Basic and diluted weighted-average shares outstanding	104,545,591	65,741,735	97,852,337	65,334,465
Basic and diluted net loss per share attributable to stockholders	$(0.15)	$(0.13)	$(0.28)	$(0.29)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	65,805,184	$658	$1,449,662	—	$(465,454)	$984,866	$—	$984,866
Issuances of common stock	38,210,213	382	916,664	—	—	917,046	—	917,046
Common stock issued through distribution reinvestment plan	1,845,665	18	43,506	—	—	43,524	—	43,524
Common stock repurchases	(1,225,378)	(12)	(29,049)	—	—	(29,061)	—	(29,061)
Share-based compensation, net of forfeitures	8,897	—	102	—	—	102	—	102
Distributions declared	—	—	—	—	(111,520)	(111,520)	—	(111,520)
Issuances of operating partnership units	—	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	—	(191)	(191)
Net loss	—	—	—	—	(27,105)	(27,105)	(45)	(27,150)
Other comprehensive income	—	—	—	44	—	44	—	44
Balance, September 30, 2017	104,644,581	$1,046	$2,380,885	$44	$(604,079)	$1,777,896	$4,651	$1,782,547

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,150)	$(18,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62,719	50,595
Amortization of in-place lease assets	50,149	25,841
Amortization (including accelerated write-off) of deferred costs	5,734	3,408
Amortization of mortgage premiums on borrowings	(3,117)	(3,221)
Discount accretion on commercial mortgage loan	(16)	(28)
Amortization of market lease intangibles, net	(3,085)	506
Share-based compensation	102	52
Mark-to-market adjustments	(105)	—
Gain on sale of real estate investments	(14,095)	(454)
Impairment charges	14,183	117
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,912)	(6,638)
Accounts payable and accrued expenses	(5,297)	6,101
Deferred rent and other liabilities	(8,295)	(1,865)
Restricted cash	659	—
Net cash provided by operating activities	64,474	55,754
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	—	56,884
Capital expenditures	(4,344)	—
Investments in real estate and other assets	(107,108)	(34,244)
Deposits for real estate investments	(810)	—
Proceeds from sale of real estate investments	179,014	15,521
Cash paid in merger transaction	(94,502)	—
Cash acquired in merger transaction	21,922	—
Restricted cash	(1,033)	—
Net cash (used in) provided by investing activities	(6,861)	38,161
Cash flows from financing activities:
Proceeds from mortgage notes payable	23,950	—
Payments on mortgage notes payable	(3,364)	(752)
Proceeds from credit facility	70,000	—
Payments on credit facility	(114,000)	—
Payments of financing costs	(1,576)	(3,512)
Common stock repurchases	(29,061)	(16,253)
Distributions paid	(66,010)	(60,509)
Restricted cash	(224)	(3)
Net cash used in financing activities	(120,285)	(81,029)
Net change in cash and cash equivalents	(62,672)	12,886
Cash and cash equivalents, beginning of period	131,215	130,500
Cash and cash equivalents, end of period	$68,543	$143,386

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental Disclosures:
Cash paid for interest	$41,534	$36,901
Cash paid for income taxes	$736	$738

Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$921,930	$—
Credit facility assumed or used to acquire investments in real estate	$304,000	$—
Mortgage notes payable assumed or used to acquire investments in real estate	$127,651	$—
Premiums on assumed mortgage notes payable	$4,143	$—
Mortgage notes payable released in connection with disposition of real estate	$(89,978)	$(13,941)
Common stock issued through distribution reinvestment plan	$43,524	$20,499
Accrued capital expenditures	$1,012	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the "Company") is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties, consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). The Company intends to focus its future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of September 30, 2017, the Company owned 517 properties, comprised of 19.4 million rentable square feet, which were 96.0% leased, including 482 net leased commercial properties (443 of which are retail properties) and 35 stabilized core retail properties.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries. As of September 30, 2017, the Company had 104.6 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP").
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
On August 8, 2017, the Company's application to list its common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol "AFIN" (the "Listing") was approved by NASDAQ, subject to the Company being in compliance with all applicable listing standards on the date it begins trading on NASDAQ. While the Company intends to list its common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company's common stock will commence trading or of the price at which the Company's common stock may trade.
Note 2 — Merger Transaction
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company referred to as the "Merger Sub," with the Merger Sub surviving as a wholly owned subsidiary of the Company (the "Merger") and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the "Merger Agreement") entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company's common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP unit or a GP unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”), and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In addition, as provided in the Merger Agreement, all outstanding restricted shares of RCA Common Stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
The Company issued 38.2 million shares of its common stock as Stock Consideration and paid $94.5 million in Cash Consideration.
Prior to the Mergers, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to the Company, and previously provided such services to RCA, pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for limited partner interests in the OP designated as OP units ("OP Units") and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The Advisor has informed the Company that the Advisor has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company has no direct obligation to Lincoln.
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
September 30, 2017
(Unaudited)

The following table summarizes the estimated fair value of the consideration transferred pursuant to the Mergers and the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the Mergers.

(In thousands)	RCA
Total Consideration:
Fair value of the Cash Consideration, including redemption of fractional shares, as defined in the Merger Agreement	$94,504
Fair value of the Stock Consideration	917,046
Fair value of the Partnership Merger Consideration	2
Fair value of the Class B Consideration	4,882
Fair value of the Total Merger Consideration	$1,016,434

Assets Acquired at Fair Value
Land	$282,063
Buildings, fixtures and improvements	1,079,944
Acquired intangible lease assets	178,634
Total real estate investments, at fair value	1,540,641
Cash and cash equivalents	21,922
Restricted cash	4,241
Prepaid expenses and other assets (1)	18,959
Goodwill (1)	1,605
Total assets acquired at fair value	1,587,368
Liabilities Assumed at Fair Value
Mortgage notes payable	127,651
Mortgage premiums	4,143
Credit facility	304,000
Market lease liabilities	104,840
Derivatives	203
Accounts payable and accrued expenses	21,291
Deferred rent and other liabilities	8,806
Total liabilities assumed at fair value	570,934
Net assets acquired	$1,016,434
_________________________________

(1)
Prepaid expenses and other assets includes a measurement period adjustment of $0.5 million that was recognized during the three months ended September 30, 2017. As a result, goodwill was increased by $0.5 million.

The allocations in the table above from land, buildings, fixtures and improvements, acquired intangible lease assets and below-market lease liabilities have been provisionally allocated, and will be finalized as soon as practical within the measurement period pursuant to GAAP upon finalization of the valuation process.
As a result of the Merger, the Company acquired goodwill of $1.6 million, which is primarily attributable to expected synergies from combining operations of the Company and RCA.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2017. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2017, other than the updates described below.
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
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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
September 30, 2017
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective approach upon adoption and does not expect that this will result in a significant cumulative-effect adjustment to equity.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company has progressed in its project plan in evaluating our various revenue streams in order to identify any differences in the timing, measurement or presentation of revenue recognition under ASC 606 and ASC Topic 842, Leases (“ASC 842”). Based on the Company’s evaluation of its various revenue streams, the Company believes that gains on sales of real estate could be affected by adoption of ASC 606. The Company expects that this standard could have an impact on the timing of gains on certain sales of real estate as a result of more transactions generally qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Specifically, the Company expects that this would impact partial sales of real estate in situations where the Company no longer retains a controlling financial interest. If the Company were to enter into partial sales of real estate, the Company would derecognize the real estate asset consistent with the principles outlined in ASC 606 and any retained non-controlling ownership interest would be measured at fair value consistent with the guidance on noncash consideration in ASC 606.
The Company is continuing to evaluate any differences in the timing, measurement, or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes resulting from ASC 606 as well as ASC Topic 842, Leases as discussed below.
In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASC 842 supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. ASC 842 will impact the lease accounting model for both lessees and lessors. The Company will adopt this guidance effective January 1, 2019.
The Company is a lessee for some properties in which it has ground leases as of September 30, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company anticipates that it will elect the following practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases, which allow the Company to not have to reassess the following upon adoption: (i) whether any expired or existing contract contains a lease, (ii) lease classification related to expired or existing leases, or (iii) whether costs incurred on existing leases qualify as initial direct costs. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity's accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no material impact to the Company's consolidated financial position, results of operations and cash flows.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no material impact to the Company's consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The Company will adopt this guidance effective January 1, 2018, using a retrospective transition method. As a result, the Company will restate its statements of cash flows for all periods presented to include restricted cash in the beginning and ending cash balances and remove all transfers between cash and restricted cash from operating, investing and financing activities.
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
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company will adopt this guidance effective January 1, 2018, and the amendments will be applied prospectively. The Company has assessed this revised guidance and expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs.
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
In August 2017, the FASB issued guidance to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The revised guidance is effective for reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4 — Real Estate Investments
The Company owned 517 properties, which were acquired for investment purposes, as of September 30, 2017. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016
Real estate investments, at cost (1):
Land	$303,868	$1,729
Buildings, fixtures and improvements	1,150,645	29,664
Total tangible assets	1,454,513	31,393
Acquired intangibles: (2)
In-place leases	170,748	3,162
Above-market lease assets	22,862	548
Below-market ground lease asset	1,233	—
Above-market ground lease liability	—	(85)
Below-market lease liabilities	(106,369)	(774)
Total intangible assets, net	88,474	2,851
Credit facility assumed in the Merger	(304,000)	—
Mortgage notes payable assumed in the Merger	(127,651)	—
Premiums on mortgage notes payable assumed in the Merger	(4,143)	—
Other assets acquired and (liabilities assumed) in the Merger, net	16,427	—
Consideration paid for acquired real estate investments, net of liabilities assumed	$1,123,620	$34,244
Number of properties purchased	81	4
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the nine months ended September 30, 2017 have been provisionally allocated pending receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the nine months ended September 30, 2017 were 7.1 years, 9.1 years and 18.9 years, respectively, as of each property's respective acquisition date.

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	September 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$427,467	$136,586	$290,881	$286,548	$95,547	$191,001
Above-market lease assets	32,850	10,993	21,857	13,581	8,106	5,475
Below-market ground lease asset	1,233	20	1,213	—	—	—
Total acquired intangible lease assets	$461,550	$147,599	$313,951	$300,129	$103,653	$196,476
Intangible liabilities:
Above-market ground lease liability	$85	$2	$83	$85	$1	$84
Below-market lease liabilities	124,719	12,129	112,590	18,443	4,612	13,831
Total acquired intangible lease liabilities	$124,804	$12,131	$112,673	$18,528	$4,613	$13,915

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
In-place leases	$18,685	$8,550	$50,149	$25,841
Total added to depreciation and amortization	$18,685	$8,550	$50,149	$25,841

Above-market leases	$(1,607)	$(724)	$(4,387)	$(2,220)
Below-market lease liabilities	3,134	752	7,491	1,713
Total added to (deducted from) rental income	$1,527	$28	$3,104	$(507)

Below-market ground lease asset	$8	$—	$20	$—
Above-market ground lease liability	—	—	(1)	(1)
Total deducted from property operating expenses	$8	$—	$19	$(1)
The following table provides the projected amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	October 1, 2017 to December 31, 2017	2018	2019	2020	2021
In-place leases	$15,923	$54,238	$43,938	$34,907	$29,736
Total to be added to depreciation and amortization	$15,923	$54,238	$43,938	$34,907	$29,736

Above-market leases	$(1,426)	$(4,096)	$(3,244)	$(2,422)	$(2,085)
Below-market lease liabilities	2,356	9,213	8,516	7,795	6,936
Total to be added to rental income	$930	$5,117	$5,272	$5,373	$4,851

Below-market ground lease asset	$7	$32	$32	$32	$32
Above-market ground lease liability	—	(2)	(2)	(2)	(2)
Total to be added to property operating expenses	$7	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2017 had been consummated on January 1, 2016:

	Nine Months Ended September 30,
(In thousands, except per share data)	2017 (1)	2016
Pro forma revenues	$218,529	$237,564
Pro forma net loss	$(20,062)	$(10,084)
Basic and diluted pro forma net loss per share	$(0.19)	$(0.10)
_____________________

(1)
For the nine months ended September 30, 2017, aggregate revenues and net income derived from the Company's 2017 acquisitions (for the Company's period of ownership) were $84.8 million and $7.6 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2017 to December 31, 2017	$58,208
2018	223,642
2019	213,028
2020	196,395
2021	183,829
Thereafter	1,110,173
$1,985,275
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	September 30,
Tenant	2017	2016
SunTrust Bank	11.5%	17.8%
Sanofi US	*	11.4%
C&S Wholesale Grocer	*	10.2%
_____________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2017 and 2016.
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
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2017 and 2016.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017 and December 31, 2016, there were three and five properties, respectively, classified as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of September 30, 2017 and December 31, 2016.

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Real estate investments held for sale, at cost:
Land	$735	$7,225
Buildings, fixtures and improvements	2,423	142,798
Acquired intangible lease assets	404	18,145
Total real estate assets held for sale, at cost	3,562	168,168
Less accumulated depreciation and amortization	(1,007)	(29,213)
Total real estate investments held for sale, net	2,555	138,955

Impairment charges related to properties reclassified as held for sale	(66)	(1,353)
Assets held for sale	$2,489	$137,602
Real Estate Sales
During the nine months ended September 30, 2017, the Company closed on the sale of 19 properties, including 13 properties operated by SunTrust Banks, Inc. ("SunTrust") (as discussed below), for an aggregate contract price of $277.9 million, exclusive of closing costs. These sales resulted in aggregate gains of $14.1 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2017, as well as impairment losses of $3.6 million.
During the three months ended September 30, 2017, the Company closed on the sale of seven properties operated by SunTrust (as discussed below) for an aggregate contract price of $6.0 million, exclusive of closing costs. These sales resulted in aggregate gains of $0.3 million, as well as impairment losses of $0.1 million.
The disposal of these properties did not represent a strategic shift. Accordingly, the operating results of the properties sold remained classified within continuing operations for all periods presented until the date of disposal. During the nine months ended September 30, 2016, the Company closed on the sale of nine properties, resulting in impairment charges of $0.1 million and gains on sale of real estate investments of $0.5 million.
Impairment of Held for Use Real Estate Investments
As of September 30, 2017 and December 31, 2016, the Company owned 44 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use SunTrust properties noted above, the Company has executed a non-binding letter of intent ("LOI") or a definitive purchase and sale agreement ("PSA") to sell the properties. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As a result of its consideration of impairment, the Company determined that as of December 31, 2016, the carrying value of 43 of the 57 held for use SunTrust properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $24.7 million during the year ended December 31, 2016. During the three and nine months ended September 30, 2017, the Company recognized additional impairment charges of $7.5 million and $9.7 million, respectively, on the held for use SunTrust properties based on LOIs or PSAs entered into, which is included on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2017. No impairment was recognized on properties held for use during the three and nine months ended September 30, 2016. The carrying value of the remaining 44 SunTrust properties noted above was $48.1 million as of September 30, 2017.
Property Damage
During the three months ended September 30, 2017, one of the Company's properties, Southroads Shopping Center, sustained roof damage from a tornado. The property is covered by insurance for property damage, subject to normal deductibles. Accordingly, damage will be covered by insurance proceeds, and the Company does not expect any significant exposure to loss related to this property. As a result of the damage, the Company wrote off the carrying value of the property's roof, which was estimated to be $5.6 million, and booked a corresponding insurance receivable on its consolidated balance sheet as of September 30, 2017.
Note 5 — Commercial Mortgage Loan
The following table is a summary of the Company's commercial mortgage loan portfolio:

		September 30, 2017		December 31, 2016
Loan Type	Property Type	Par Value	Percentage	Par Value	Percentage
		(In thousands)		(In thousands)
Senior	Student Housing — Multifamily	$17,200	100.0%	$17,200	100%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loan, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

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
All commercial mortgage loans are assigned an initial risk rating of 2. As of September 30, 2017, the risk rating of the Company's commercial loan held for investment was 3. As of September 30, 2017, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired. No allowance for loan losses has been recorded as of September 30, 2017 or December 31, 2016.
For the nine months ended September 30, 2017 and 2016, the activity on the Company's commercial mortgage loans, held for investment, was as follows:

	Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Beginning balance	$17,175	$17,135
Discount accretion and premium amortization (1)	16	15
Ending balance	$17,191	$17,150
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 6 — Credit Facility
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP, to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility (the “Amended Credit Facility”). The Second Amendment provides for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Amended Credit Facility, and for the Company to become a guarantor under the Amended Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger.
The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to the value and debt service coverage ratio of the unencumbered asset pool comprising the borrowing base thereunder), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to lender consent and certain other conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of September 30, 2017, the Company's unused borrowing capacity was $65.0 million, based on the aggregate commitments under the Amended Credit Facility.
The Amended Credit Facility matures on May 1, 2018. Borrowings under the Amended Credit Facility bear interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company’s consolidated leverage ratio.
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
In connection with the Mergers, the Company assumed the outstanding balance on the Amended Credit Facility of $304.0 million. During the nine months ended September 30, 2017, the Company paid down $114.0 million, and subsequently drew $70.0 million, leaving an outstanding balance of $260.0 million as of September 30, 2017.
The Amended Credit Facility contains various customary covenants, including but not limited to financial maintenance covenants with respect to maximum consolidated leverage and consolidated secured leverage, minimum fixed charge coverage, a maximum ratio of other recourse debt to total asset value and minimum net worth. As of September 30, 2017, the Company was in compliance with the financial covenants under the Amended Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2017 and December 31, 2016 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,565	$7,841	5.93%		5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	27	22,756	25,000	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
C&S Wholesale Grocer I (1)	—	—	82,313	—%		5.48%		Fixed		Apr. 2037	Apr. 2017
SunTrust Bank III	104	82,685	88,567	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	27	21,243	21,243	5.50%		5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	37,744	38,271	5.63%		5.63%		Fixed		Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	266	648,222	649,532	4.36%		4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	—	4.66%		—%		Fixed		Jul. 2018	Jul. 2018
San Pedro Crossing	1	17,985	—	3.79%		—%		Fixed		Jan. 2018	Jan. 2018
Tiffany Springs MarketCenter	1	33,802	—	3.92%		—%		Fixed	(3)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	23,105	—	4.97%		—%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	41,060	—	5.76%		—%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	—	4.71%		—%		Fixed		Sep. 2037	Sep. 2027
Gross mortgage notes payable	458	1,096,117	1,037,767	4.69%	(2)	4.75%	(2)
Deferred financing costs, net of accumulated amortization		(13,038)	(15,492)
Mortgage notes payable, net of deferred financing costs		$1,083,079	$1,022,275
_____________________________________

(1)	The Company paid off the full mortgage balance secured by the C&S Wholesale Grocer properties on April 19, 2017.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of entering into a swap agreement, which is included in derivatives, at fair value on the unaudited consolidated balance sheet as of September 30, 2017.
As of September 30, 2017 and December 31, 2016, the Company had pledged $2.1 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2017, $770.3 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Amended Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Amended Credit Facility.
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement ("Multi-Tenant Mortgage Loan") with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the "Lenders"). The Multi-Tenant Mortgage Loan has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of September 30, 2017, the Multi-Tenant Mortgage Loan was secured by mortgage interests in 266 of the Company's properties. As of September 30, 2017, the outstanding balance under the Multi-Tenant Mortgage Loan was $648.2 million.
At the closing of the Multi-Tenant Mortgage Loan, the Lenders placed $42.5 million of the proceeds from the Multi-Tenant Mortgage Loan in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of September 30, 2017, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of September 30, 2017, $7.9 million of the proceeds from the Multi-Tenant Mortgage Loan remained in escrow and is included in restricted cash on the unaudited consolidated balance sheet as of September 30, 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to September 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2017 to December 31, 2017	$582
2018	65,182
2019	2,533
2020	689,107
2021	1,398
Thereafter	337,315
$1,096,117
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2017, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The Company's derivative instrument is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company had impaired real estate investments held for sale, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2017 and December 31, 2016. Impaired real estate investments held for sale were valued using the sale price from the applicable LOI or PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of September 30, 2017 and December 31, 2016. The Company recognized an aggregate impairment charge of $24.7 million during 2016 related to real estate investments held for use. During the three and nine months ended September 30, 2017, the Company recognized additional impairment charges of $7.5 million and $9.7 million, respectively, related to real estate investments held for use. See Note 4 — Real Estate Investments for additional information on impairment charges incurred by the Company.
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
For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2017
Impaired real estate investments held for sale	$—	$573	$—	$573
Impaired real estate investments held for use	—	25,457	—	25,457
Interest rate swap	—	(53)	—	(53)
Total	$—	$25,977	$—	$25,977

December 31, 2016
Impaired real estate investments held for sale	$—	$961	$—	$961
Impaired real estate Investments held for use	—	6,525	45,032	51,557
Total	$—	$7,486	$45,032	$52,518
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Commercial mortgage loan, held for investment	3	$17,191	$17,200	$17,175	$17,200
Gross mortgage notes payable and mortgage premiums, net	3	$1,107,824	$1,114,908	$1,048,448	$1,076,065
Credit facility	3	$260,000	$260,000	$—	$—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The fair value of the commercial mortgage loan is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management's estimates of market interest rates. Advances under the Amended Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in credit risk of the Company or credit markets since assumption.
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
Non-designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017. There was no gain or loss on non-designated hedging relationship during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $45,000 will be reclassified from other comprehensive loss as a decrease to interest expense.
As of September 30, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company had no derivatives outstanding as of December 31, 2016:

	September 30, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheet as of September 30, 2017. The Company had no derivatives outstanding as of December 31, 2016:

(In thousands)	Balance Sheet Location	September 30, 2017
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(53)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017. There was no gain or loss recognized on interest rate derivatives during the three and nine months ended September 30, 2016:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$1	9
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$(9)	$(35)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2017, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.1 million. As of September 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at September 30, 2017.
Note 10 — Common Stock
As of September 30, 2017 and December 31, 2016, the Company had 104.6 million and 65.8 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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
On March 17, 2017, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of December 31, 2016, which was published on March 20, 2017. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the price at which the Company's common stock would trade on a national securities exchange or the per-share price a third party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 that would have affected the Company's net asset value. In determining an Estimated Per-Share NAV as of December 31, 2016, the board of directors considered the Estimated Per-Share NAV increase from the Merger. As such, the board of directors concluded that the Estimated Per-Share NAV selected as of December 31, 2016 would not materially change as a result of the Merger.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Under the SRP, prior to the amendment and restatement, the repurchase price per share for requests other than for death or disability was as follows:

•	after one year from the purchase date — 92.5% of the then-current Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the then-current Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the then-current Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the then-current Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share is equal to Estimated Per-Share NAV applicable on the last day of the semiannual period, as described below.
Under the SRP, repurchases at each semiannual period are limited to a maximum of 2.5% of the weighted-average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted-average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period are funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP, as well as any funds reserved by the Company in the sole discretion of the board of directors. Repurchases are made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Three months ended March 31, 2017	848,822	(1)	23.85
Three months ended June 30, 2017	6,084		23.83
Three months ended September 30, 2017	370,472	(2)	23.41
Cumulative repurchases as of September 30, 2017	3,306,877		$23.97
___________________________________

(1)	Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of 23.65.

(2)
In July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company's board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2017, 1.8 million shares of common stock were issued pursuant to the DRIP.
Note 11 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2017 to December 31, 2017	$361
2018	1,427
2019	1,437
2020	1,219
2021	901
Thereafter	13,450
$18,795
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick ("Additional Director Defendants"), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment, and dropped the demand for rescission (while maintaining the demand for rescissory damages).  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Note 12 — Related Party Transactions and Arrangements
As of September 30, 2017 and December 31, 2016, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and owned 30,691 and 90 units, respectively, of OP Units. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
Fees and Participations Incurred in Connection With the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the "Original A&R Advisory Agreement"), by and among the Company, the OP and the Advisor (the "Second A&R Advisory Agreement"). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company's charter, which were approved by the Company's stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement of 20 years began on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the "Third A&R Advisory Agreement"), which became effective upon the Effective Time of the Mergers. Under the Third A&R Advisory Agreement, the Company has the right to internalize the services and terminate the Advisory Agreement, referred to as an “internalization,” after January 1, 2018 as long as (1) more than 67% of the Company’s independent directors approve the internalization; (2) the Company provides written notice to the Advisor; and (3) the Company pays the Advisor a fee equal to (a) $15.0 million plus (b) either (x) if the internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (c)(x) 1% of the purchase price (excluding the portion of the purchase price funded with equity proceeds raised prior to the end of the fiscal quarter in which the notice of election occurs) of each acquisition or merger that occurs between the end of the fiscal quarter in which notice is given and the internalization and (y) without duplication, 1% of the amount of new equity raised by the Company between the end of the fiscal quarter in which notice is given and the internalization. Subject Fees means (I) (A) all amounts payable pursuant to the Advisory Agreement and the property management and leasing agreement (the "Property Management Agreement") with the Property Manager for the fiscal quarter in which notice occurs multiplied by (B) four plus (II) without duplication, the annual increase in the base management fee resulting from the amount of new equity raised by the Company within the fiscal quarter in which notice occurs, as described above. The initial term of the Third A&R Advisory Agreement, which commenced upon the Effective Time, extends to April 29, 2035, and is automatically renewable for another 20-year term upon each 20-year anniversary.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the agreement of limited partnership of the OP (the “A&R OP Agreement”), which became effective upon the Effective Time. The A&R OP Agreement makes certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) internalization of the Advisor’s services after the Effective Time pursuant to the conditions in the Third A&R Advisory Agreement; and (c) certain matters related to changes in the Third A&R Advisory Agreement.
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
As of September 30, 2017, in aggregate, the Company's board of directors had approved the issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of September 30, 2017, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the nine months ended September 30, 2017 and 2016. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Pursuant to an amendment (the "Amendment") to the Original A&R Advisory Agreement entered into in April 2015, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction"), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter's Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the three and nine months ended September 30, 2017 and 2016.
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
 In connection with the Merger Agreement, the Target Property Management Agreement and the Target Leasing Agreement, the Company has entered into an amended and restated the Property Management Agreement in respect of (1) the properties owned by the Company prior to the Merger and (2) any double- and triple-net leased single tenant properties acquired by the Company after the Effective Time and during the term of the Property Management Agreement (collectively, the "Company Properties" and together with the Target Properties, the "Properties"). The Property Management Agreement became effective at the Effective Time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services. During the three and nine months ended September 30, 2017, the Company incurred $1.9 million and $5.4 million, respectively of reimbursement expenses from the Advisor for providing administrative services. During the three and nine months ended September 30, 2016, the company incurred $0.8 million and $2.2 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and nine months ended September 30, 2017 and 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2017	2016	2017	2016	September 30, 2017	December 31, 2016
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$49	$—	$100	$—	$31	$—

Ongoing fees:
Asset management fees	5,250	4,500	15,250	13,500	—	—
Property management and leasing fees	1,965	—	4,788	—	570	—
Professional fees and other reimbursements (1)	2,136	780	5,963	2,303	1,085	763
Distributions on Class B Units (1)	345	436	1,206	1,300	112	147
Total related party operation fees and reimbursements	$9,745	$5,716	$27,307	$17,103	$1,798	$910
_________________________________

(1)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
The predecessor to AR Global was party to a services agreement with RCS Advisory Services, LLC ("RCS Advisory"), a subsidiary of RCAP, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Special Limited Partner will have the right to receive distributions of "Net Sales Proceeds," as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Special Limited Partner interest into OP Units. OP Units are convertible into shares of the Company's common stock in accordance with the terms governing conversion of OP Units into shares of common stock and contained in the form of amended and restated agreement of limited partnership of the OP to be entered into in connection with the Listing, by the Company, as general partner of its OP, with the limited partners party thereto (the "Second A&R OP Agreement").
On April 29, 2015, the board of directors authorized the execution, in conjunction with the potential Listing, the Second A&R OP Agreement to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units ("LTIP Units") as a new class of units of limited partnership in the OP to the existing OP Units. The Company may at any time cause the OP to issue LTIP Units pursuant to an outperformance agreement. On April 29, 2015, the board of directors approved the general terms of a Multi-Year Outperformance Agreement to be entered into with the Company, the OP and the Advisor in connection with the Listing.
Under the Original A&R Advisory Agreement, the Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third-party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three and nine months ended September 30, 2017 and 2016. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 14 — Share-Based Compensation
Restricted Share Plan
The Company had an employee and director incentive restricted share plan (the "Original RSP"), which provided for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted shares issued to independent directors vested over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provided the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the Original RSP could not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event could not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. The Company accounts for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
In April 2015, the board of directors adopted an Amended and Restated RSP (the "A&R RSP") that replaced in its entirety the Original RSP. The A&R RSP amended the terms of the Original RSP as follows:

•
it increased the number of shares of the Company's common stock, available for awards thereunder from 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time, not to exceed 3.4 million shares of common stock, to 10.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time;

•	it removes the fixed amount of shares that were automatically granted to the Company's independent directors; and

•	it adds restricted stock units ("RSUs" and, together with restricted shares, "restricted stock") (including dividend equivalent rights thereon) as a permitted form of award.
As of September 30, 2017, the Company had not yet made any RSU awards. The following table reflects restricted share award activity for the nine months ended September 30, 2017:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	9,367	$23.70
Granted	8,897	23.59
Vested	(2,556)	23.47
Unvested, September 30, 2017	15,708	$24.00
As of September 30, 2017, the Company had $0.3 million of unrecognized compensation cost related to unvested restricted stock awards granted. That cost is expected to be recognized over a weighted-average period of 3.0 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $53,000 and $31,000 for the three months ended September 30, 2017 and 2016, respectively. Compensation expense related to restricted shares was approximately $102,000 and $52,000 for the nine months ended September 30, 2017 and 2016, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2017 and 2016.
Note 15 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Basic and diluted net loss attributable to stockholders	$(15,367)	$(8,729)	$(27,105)	$(18,660)
Basic and diluted weighted-average shares outstanding	104,545,591	65,741,735	97,852,337	65,334,465
Basic and diluted net loss per share attributable to stockholders	$(0.15)	$(0.13)	$(0.28)	$(0.29)
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted stock (1)	14,404	8,381	12,030	7,521
OP Units (2)	203,612	90	169,319	90
Class B Units	1,052,420	1,052,420	1,052,420	1,052,420
Total weighted-average antidilutive common share equivalents	1,270,436	1,060,891	1,233,769	1,060,031
_____________________________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the period presented. There were 15,710 and 9,367 shares of unvested restricted stock outstanding as of September 30, 2017 and 2016, respectively.

(2)	Weighted-average number of OP Units outstanding for the period presented. There were 203,612 and 90 OP Units outstanding as of September 30, 2017 and 2016, respectively.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Election of Katie P. Kurtz as Chief Financial Officer, Secretary and Treasurer
On October 5, 2017, Nicholas Radesca notified the Company's board of directors that he intends to retire and therefore resign from his positions as chief financial officer, secretary and treasurer of the Company, the Advisor and the Property Manager. Mr. Radesca's resignations will be effective on the later of (i) November 15, 2017 and (ii) the day after the Company files its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. There were no disagreements between Mr. Radesca and the Company or the Advisor.
On October 9, 2017, the Company's board of directors unanimously elected Katie P. Kurtz as chief financial officer, secretary and treasurer of the Company, effective upon the effectiveness of Mr. Radesca's resignations. Ms. Kurtz has also been appointed as chief financial officer, secretary and treasurer of the Advisor and the Property Manager, effective upon the effectiveness of Mr. Radesca's resignation.
Acquisitions
From October 1, 2017 to November 13, 2017, the Company acquired 28 properties with an aggregate base purchase price of $38.9 million, excluding acquisition related costs.
Dispositions
From October 1, 2017 to November 13, 2017, the Company sold three properties operated by SunTrust with an aggregate contract sale price of $1.6 million.

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

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor or other entities under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Sponsor"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by affiliates of the Sponsor and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
Although we have announced our intention to list our common stock on an exchange at a time yet to be determined, there can be no assurance that our common stock will be listed or of the price at which our common stock may trade. No public market currently exists, or may ever exist, for shares of our common stock and shares of our common stock are, and may continue to be, illiquid.

•
Lincoln Retail REIT Services, LLC ("Lincoln") and its affiliates, which provides services to the Advisor in connection with our stabilized core retail portfolio, faces conflicts of interest in allocating its employees' time between providing real estate-related services to the Advisor and other programs and activities in which they are presently involved or may be involved in the future.

•
The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to cover 100% of our distributions, and, as such, we may be forced to source distributions from borrowings, which may not be available, or depend on the Advisor to waive reimbursement of certain expenses or fees. There is no assurance that the Advisor will waive reimbursement of expenses or fees.

•	We may be unable to pay or maintain cash distributions at the current rate or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to the Advisor and its affiliates.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

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

Overview
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of stabilized core retail properties. consisting primarily of power centers and lifestyle centers, which were acquired in the Merger (as defined below). We intend to focus our future acquisitions primarily on net leased retail properties and stabilized core retail properties. As of September 30, 2017, we owned 517 properties, comprised of 19.4 million rentable square feet, which were 96.0% leased, including 482 net leased commercial properties (443 of which are retail properties) and 35 stabilized core retail properties.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. As of September 30, 2017, we had 104.6 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to our distribution reinvestment plan (the "DRIP").
On March 17, 2017, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $23.37 as of December 31, 2016, which was published on March 20, 2017.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global , as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business.
On August 8, 2017, our application to list our common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol "AFIN" (the "Listing") was approved by NASDAQ, subject to our being in compliance with all applicable listing standards on the date we begin trading on NASDAQ. While we intend to list our common stock at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our common stock may trade.
Completed Mergers
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, the Company and the OP completed (a) the merger of RCA with and into a subsidiary of the Company referred to as the "Merger Sub," with the Merger Sub surviving as a wholly owned subsidiary of the Company (the "Merger") and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (the “Partnership Merger,” and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the "Merger Agreement") entered into by us and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of our common stock (the “Stock Consideration”) and (y) cash from us, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP Unit or a GP Unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub-advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”), and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding shares of restricted RCA Common Stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
We issued approximately 38.2 million shares of common stock as consideration in the Merger and paid approximately $94.5 million in Cash Consideration.

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
The Advisor has informed us that the Advisor has engaged Lincoln as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We have no direct obligation to Lincoln.
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
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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

Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
As of September 30, 2017, we owned 517 properties, which were acquired for investment purposes, comprised of 19.4 million rentable square feet and located in 40 states. Our properties consist of freestanding, single-tenant properties and stabilized core retail properties, which are 96.0% leased based on rentable square feet with a weighted-average remaining lease term of 8.1 years as of September 30, 2017.
The following table represents certain additional information about the properties we own at September 30, 2017:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18,126	10.6	100.0%
Walgreens I	Jul. 2013	1	10,500	20.0	100.0%
Dollar General II	Jul. 2013	2	18,052	10.7	100.0%
Auto Zone I	Jul. 2013	1	7,370	9.8	100.0%
Dollar General III	Jul. 2013	5	45,989	10.6	100.0%
BSFS I	Jul. 2013	1	8,934	6.3	100.0%
Dollar General IV	Jul. 2013	2	18,126	8.4	100.0%
Tractor Supply I	Aug. 2013	1	19,097	10.2	100.0%
Dollar General V	Aug. 2013	1	12,480	10.3	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb., Mar. & Apr. 2014	5	23,612	7.9	100.0%
Family Dollar I	Aug. 2013	1	8,050	3.8	100.0%
Lowe's I	Aug. 2013	5	671,313	11.8	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	10,692	12.8	100.0%
Food Lion I	Aug. 2013	1	44,549	12.1	100.0%
Family Dollar II	Aug. 2013	1	8,028	5.8	100.0%
Walgreens II	Aug. 2013	1	14,490	15.5	100.0%
Dollar General VI	Aug. 2013	1	9,014	8.4	100.0%
Dollar General VII	Aug. 2013	1	9,100	10.5	100.0%
Family Dollar III	Aug. 2013	1	8,000	5.0	100.0%
Chili's I	Aug. 2013	2	12,700	8.2	100.0%
CVS I	Aug. 2013	1	10,055	8.3	100.0%
Joe's Crab Shack I	Aug. 2013	2	16,012	9.5	48.0%
Dollar General VIII	Sep. 2013	1	9,100	10.8	100.0%
Tire Kingdom I	Sep. 2013	1	6,635	7.5	100.0%
Auto Zone II	Sep. 2013	1	7,370	5.7	100.0%
Family Dollar IV	Sep. 2013	1	8,320	5.8	100.0%
Fresenius I	Sep. 2013	1	5,800	7.8	100.0%
Dollar General IX	Sep. 2013	1	9,014	7.6	100.0%
Advance Auto I	Sep. 2013	1	10,500	5.8	100.0%
Walgreens III	Sep. 2013	1	15,120	8.5	100.0%
Walgreens IV	Sep. 2013	1	13,500	7.0	100.0%
CVS II	Sep. 2013	1	13,905	19.4	100.0%
Arby's I	Sep. 2013	1	3,000	10.8	100.0%
Dollar General X	Sep. 2013	1	9,100	10.5	100.0%
AmeriCold I	Sep. 2013	9	1,407,166	10.0	100.0%
Home Depot I	Sep. 2013	2	1,315,200	9.3	100.0%
New Breed Logistics I	Sep. 2013	1	390,486	4.1	100.0%
American Express Travel Related Services I	Sep. 2013	2	785,164	2.4	100.0%
L.A. Fitness I	Sep. 2013	1	45,000	6.4	100.0%
SunTrust Bank I (2)	Sep. 2013	30	179,400	6.3	100.0%
National Tire & Battery I	Sep. 2013	1	10,795	6.2	100.0%
Circle K I	Sep. 2013	19	54,521	11.1	100.0%
Walgreens V	Sep. 2013	1	14,490	9.9	100.0%
Walgreens VI	Sep. 2013	1	14,560	11.6	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
FedEx Ground I	Sep. 2013	1	21,662	5.7	100.0%
Walgreens VII	Sep. 2013	10	142,140	12.1	100.0%
O'Charley's I	Sep. 2013	20	135,973	14.1	100.0%
Krystal Burgers Corporation I	Sep. 2013	6	12,730	12.0	100.0%
1st Constitution Bancorp I	Sep. 2013	1	4,500	6.3	100.0%
American Tire Distributors I	Sep. 2013	1	125,060	6.3	100.0%
Tractor Supply II	Oct. 2013	1	23,500	6.0	100.0%
United Healthcare I	Oct. 2013	1	400,000	3.8	100.0%
National Tire & Battery II	Oct. 2013	1	7,368	14.7	100.0%
Tractor Supply III	Oct. 2013	1	19,097	10.6	100.0%
Mattress Firm II	Oct. 2013	1	4,304	5.9	100.0%
Dollar General XI	Oct. 2013	1	9,026	9.6	100.0%
Academy Sports I	Oct. 2013	1	71,640	10.8	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22,262	5.5	100.0%
Amazon I	Oct. 2013	1	79,105	5.8	100.0%
Fresenius II	Oct. 2013	2	16,047	9.9	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	11.2	100.0%
Dollar General XIII	Nov. 2013	1	9,169	8.5	100.0%
Advance Auto II	Nov. 2013	2	13,887	5.6	100.0%
FedEx Ground II	Nov. 2013	1	48,897	5.8	100.0%
Burger King I	Nov. 2013	41	168,192	16.2	100.0%
Dollar General XIV	Nov. 2013	3	27,078	10.7	100.0%
Dollar General XV	Nov. 2013	1	9,026	11.1	100.0%
FedEx Ground III	Nov. 2013	1	24,310	5.9	100.0%
Dollar General XVI	Nov. 2013	1	9,014	8.2	100.0%
Family Dollar V	Nov. 2013	1	8,400	5.5	100.0%
Walgreens VIII	Dec. 2013	1	14,490	6.3	100.0%
CVS III	Dec. 2013	1	10,880	6.3	100.0%
Mattress Firm III	Dec. 2013	1	5,057	5.8	100.0%
Arby's II	Dec. 2013	1	3,494	10.6	100.0%
Family Dollar VI	Dec. 2013	2	17,484	6.3	100.0%
SAAB Sensis I	Dec. 2013	1	90,822	7.5	100.0%
Citizens Bank I	Dec. 2013	9	34,777	6.3	100.0%
Walgreens IX	Jan. 2014	1	14,490	5.3	100.0%
SunTrust Bank II (2)	Jan. 2014	27	136,997	10.3	100.0%
Mattress Firm IV	Jan. 2014	1	5,040	6.9	100.0%
FedEx Ground IV	Jan. 2014	1	59,167	5.8	100.0%
Mattress Firm V	Jan. 2014	1	5,548	6.1	100.0%
Family Dollar VII	Feb. 2014	1	8,320	6.8	100.0%
Aaron's I	Feb. 2014	1	7,964	5.9	100.0%
Auto Zone III	Feb. 2014	1	6,786	5.5	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	5.5	100.0%
Advance Auto III	Feb. 2014	1	6,124	6.9	100.0%
Family Dollar VIII	Mar. 2014	3	24,960	5.8	100.0%
Dollar General XVII	Mar. & May 2014	3	27,078	10.5	100.0%
SunTrust Bank III (2)	Mar. 2014	104	576,617	9.6	100.0%
SunTrust Bank IV (2)	Mar. 2014	27	142,625	9.6	100.0%
Dollar General XVIII	Mar. 2014	1	9,026	10.5	100.0%
Sanofi US I	Mar. 2014	1	736,572	15.3	100.0%
Family Dollar IX	Apr. 2014	1	8,320	6.5	100.0%
Stop & Shop I	May 2014	8	544,112	9.1	100.0%
Bi-Lo I	May 2014	1	55,718	8.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General XIX	May 2014	1	12,480	10.9	100.0%
Dollar General XX	May 2014	5	48,584	9.6	100.0%
Dollar General XXI	May 2014	1	9,238	10.9	100.0%
Dollar General XXII	May 2014	1	10,566	9.6	100.0%
FedEx Ground V	Feb. 2016	1	45,755	7.8	100.0%
FedEx Ground VI	Feb. 2016	1	120,731	7.9	100.0%
FedEx Ground VII	Feb. 2016	1	42,299	8.0	100.0%
FedEx Ground VIII	Feb. 2016	1	78,673	8.1	100.0%
Liberty Crossing	Feb. 2017	1	105,779	2.2	90.9%
San Pedro Crossing	Feb. 2017	1	201,965	4.1	96.7%
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	4.9	84.9%
The Streets of West Chester	Feb. 2017	1	236,842	10.9	92.1%
Prairie Towne Center	Feb. 2017	1	289,277	6.7	95.3%
Southway Shopping Center	Feb. 2017	1	181,809	4.5	98.6%
Stirling Slidell Centre	Feb. 2017	1	134,276	2.9	77.5%
Northwoods Marketplace	Feb. 2017	1	236,078	3.3	97.1%
Centennial Plaza	Feb. 2017	1	233,797	3.1	78.6%
Northlake Commons	Feb. 2017	1	109,112	4.0	96.5%
Shops at Shelby Crossing	Feb. 2017	1	236,107	4.8	97.0%
Shoppes of West Melbourne	Feb. 2017	1	144,484	4.3	98.3%
The Centrum	Feb. 2017	1	270,747	3.4	93.5%
Shoppes at Wyomissing	Feb. 2017	1	103,064	3.5	91.3%
Southroads Shopping Center	Feb. 2017	1	437,515	4.7	71.2%
Parkside Shopping Center	Feb. 2017	1	181,620	5.2	94.6%
West Lake Crossing	Feb. 2017	1	75,928	4.2	100.0%
Colonial Landing	Feb. 2017	1	263,559	4.6	70.0%
The Shops at West End	Feb. 2017	1	381,831	10.6	82.2%
Township Marketplace	Feb. 2017	1	298,630	3.7	94.8%
Cross Pointe Centre	Feb. 2017	1	226,089	9.5	100.0%
Towne Center Plaza	Feb. 2017	1	94,096	5.3	100.0%
Harlingen Corners	Feb. 2017	1	228,208	4.8	97.6%
Village at Quail Springs	Feb. 2017	1	100,404	2.3	45.1%
Pine Ridge Plaza	Feb. 2017	1	239,492	2.7	96.9%
Bison Hollow	Feb. 2017	1	134,798	5.1	100.0%
Jefferson Commons	Feb. 2017	1	205,918	8.4	83.5%
Northpark Center	Feb. 2017	1	318,327	3.8	99.2%
Anderson Station	Feb. 2017	1	243,550	3.8	84.5%
Patton Creek	Feb. 2017	1	491,294	4.2	92.6%
North Lakeland Plaza	Feb. 2017	1	171,397	2.9	96.3%
Riverbend Marketplace	Feb. 2017	1	142,617	6.1	90.5%
Montecito Crossing	Feb. 2017	1	179,721	4.6	97.4%
Best on the Boulevard	Feb. 2017	1	204,568	4.3	100.0%
Shops at Rivergate South	Feb. 2017	1	140,703	6.4	65.4%
Dollar General XXIII	Mar., May & Jun. 2017	8	72,480	11.9	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18,018	7.3	100.0%
Bob Evans I	Apr. 2017	23	116,899	19.6	100.0%
FedEx Ground IX	May 2017	1	53,739	8.7	100.0%
Chili's II	May 2017	1	6,039	10.1	100.0%
Sonic Drive In I	Jun. 2017	2	2,745	14.8	100.0%
Bridgestone HOSEPower I	Jun. 2017	2	41,131	11.9	100.0%
Bridgestone HOSEPower II	Jul. 2017	1	25,125	12.1	100.0%
FedEx Ground X	Jul. 2017	1	141,803	9.8	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Chili's III	Aug. 2017	1	5,742	10.1	100.0%
FedEx Ground XI	Sep. 2017	1	29,246	9.8	100.0%
Hardee's I	Sep. 2017	4	13,455	20.0	100.0%
		517	19,389,951	8.1	96.0%
_____________________

(1)	Remaining lease term in years as of September 30, 2017. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes certain of the 44 properties operated by SunTrust Banks, Inc. ("SunTrust") which had lease terms set to expire between December 31, 2017 and March 31, 2018, comprising 0.3 million rentable square feet. As of September 30, 2017, these properties were either being marketed for sale, subject to a non-binding letter of intent ("LOI") or subject to a definitive purchase and sale agreement ("PSA"). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. See Note 4 — Real Estate Investments of the accompanying consolidated financial statements for further details.

Property Damage
During the three months ended September 30, 2017, one of the Company's properties, Southroads Shopping Center, sustained roof damage from a tornado. The property is covered by insurance for property damage, subject to normal deductibles. Accordingly, damage will be covered by insurance proceeds, and the Company does not expect any significant exposure to loss related to this property. As a result of the damage, the Company wrote off the carrying value of the property's roof, which was estimated to be $5.6 million, and booked a corresponding insurance receivable on its consolidated balance sheet as of September 30, 2017.
CRE Debt Investments
As of September 30, 2017, we had one commercial real estate loan investment. The following table shows selected data from our investment portfolio as of September 30, 2017:

Deal Name	Par Value	Carrying Value	Interest Rate	Effective Yield	Loan to Value (1)
	(In thousands)	(In thousands)
Senior Loan	$17,200	$17,191	4.50% + 1M LIBOR	5.8%	66.0%
	$17,200	$17,191		5.8%	66.0%
_____________________

(1)	Loan to value percentage is from metrics at origination.
Results of Operations
As of September 30, 2017, we owned 517 properties, comprised of 19.4 million rentable square feet that were 96.0% leased.
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
There were 436 properties that we owned for the entirety of both the three months ended September 30, 2017 and the three months ended September 30, 2016 (our "Three Month Same Store"), comprised of 11.4 million rentable square feet that were 99.9% leased as of September 30, 2017. We acquired 35 stabilized core retail properties in the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 89.8% leased as of September 30, 2017. Additionally, from July 1, 2016 through September 30, 2017, excluding properties acquired in the Merger, we acquired 46 properties (our "Acquisitions Since July 1, 2016"), comprised of 0.5 million rentable square feet that were 100.0% leased as of September 30, 2017. From July 1, 2016 through September 30, 2017, we sold 31 properties (our "Disposals Since July 1, 2016"), comprised of 2.0 million rentable square feet.

The following table summarizes our leasing activity during the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR(1) prior to Lease Execution/Renewal	Annualized SLR(1) after Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	7	46,451	$—	$687	$399	$8.59
Lease renewals/amendments (2)	27	1,064,728	23,258	21,742	6,513	$6.12
Lease terminations	(4)	(121,158)	(1,188)	—	—	$—
_____________________________________

(1)	Straight-line rental income

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2017, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the three months ended September 30, 2017.

Lease renewals/amendments in the table above includes an amendment to our lease with Sanofi US, which extended its remaining lease term from 9.0 years as of June 30, 2017 to 15.3 years as of September 30, 2017. In connection with the amendment, we paid a $6.1 million leasing commission, which has been capitalized to deferred costs, net on the accompanying consolidated balance sheet as of September 30, 2017 and will be amortized over the term of the lease. As of September 30, 2017, Sanofi US is our second largest tenant, representing 7.1% of total annualized straight-line rental income.
Rental Income
Rental income increased $20.9 million to $62.3 million for the three months ended September 30, 2017, compared to $41.4 million for the three months ended September 30, 2016. This increase in rental income was primarily due to $25.7 million of incremental rental income from the Merger Acquisitions, as well as $1.9 million of incremental rental income from our Acquisitions Since July 1, 2016. These increases were partially offset by a decrease in rental income of $6.1 million from our Disposals Since July 1, 2016. Our Three Month Same Store rental income remained relatively consistent at $34.6 million.
Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $4.0 million to $7.2 million for the three months ended September 30, 2017 compared to $3.2 million for the three months ended September 30, 2016. This increase was primarily driven by $6.1 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $2.2 million from our Disposals Since July 1, 2016. Our Three Month Same Store operating expense reimbursements remained relatively consistent at $0.7 million.
Interest Income from Debt Investments
Interest income from debt investments increased $0.1 million to $0.3 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016. Interest income from debt investments relates to our commercial real estate loan investments. For the three months ended September 30, 2017, the weighted-average carrying value of our one commercial mortgage loan was $17.2 million, with a weighted-average yield of 5.80%. For the three months ended September 30, 2016, we had commercial mortgage loans with a weighted-average balance of $17.2 million and a weighted-average yield of 5.1%.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.8 million to $5.3 million for the three months ended September 30, 2017, compared to $4.5 million for the three months ended September 30, 2016. We pay these fees to the Advisor for managing our day-to-day operations. Prior to the Effective Time of the Merger, we paid the Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the three months ended September 30, 2017 and 2016. Please see Note 12 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements for more information on fees incurred from the Advisor.

Property Operating Expense
Property operating expense increased $7.3 million to $10.8 million for the three months ended September 30, 2017 compared to $3.5 million for the three months ended September 30, 2016. This increase was primarily driven by property operating expense of $9.5 million from the Merger Acquisitions, partially offset by a decrease of $2.4 million from our Disposals Since July 1, 2016. Our Three Month Same Store property operating expense remained relatively consistent at $1.2 million. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment charges
We incurred $7.6 million of impairment charges during the three months ended September 30, 2017, $0.2 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
The remaining $7.4 million of impairment charges were taken on certain of the 44 held for use properties we owned as of September 30, 2017. These properties are operated by SunTrust and had lease terms set to expire between December 31, 2017 and March 31, 2018. As of September 30, 2017, these properties were either being marketed for sale or were subject to a LOI or a PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. See Note 4 — Real Estate Investments of the accompanying consolidated financial statements for further details. We determined, based on LOIs or PSAs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell as of September 30, 2017. The carrying value of the remaining 44 SunTrust properties noted above was $48.1 million as of September 30, 2017, and we may experience further impairment losses with respect to these properties in future periods.
We recognized $0.1 million of impairment charges during the three months ended September 30, 2016, which related to the loss on sale of a single-tenant net lease property operated by SunTrust.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.2 million to $1.2 million for the three months ended September 30, 2017, compared to $4.4 million for the three months ended September 30, 2016. Acquisition and transaction related expenses for the three months ended September 30, 2017 were primarily incurred in connection with our acquisition of eight properties. Acquisition and transaction related expenses for the three months ended September 30, 2016 were primarily due to costs incurred in connection with the Merger. These costs include fees to the special committee of the board of directors for their review of the Merger, as well as fees to the special committee's outside financial advisor and legal counsel.
General and Administrative Expense
General and administrative expense increased $2.0 million to $5.0 million for the three months ended September 30, 2017, compared to $3.0 million for the three months ended September 30, 2016. This increase primarily related to an increase in the amount of expenses incurred from the Advisor and its affiliates that we are required to reimburse resulting from incremental personnel costs from the Merger, as well as an increase in audit fees and legal fees paid to third parties.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $15.7 million to $41.1 million for the three months ended September 30, 2017 compared to $25.4 million for the three months ended September 30, 2016. We incurred depreciation and amortization expense of $18.8 million related to the properties acquired from RCA in the Merger and $0.8 million related to our Acquisitions Since July 1, 2016. Additionally, depreciation and amortization expense decreased $3.9 million on our Disposals Since July 1, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $1.9 million to $14.5 million for the three months ended September 30, 2017, compared to $12.6 million for the three months ended September 30, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as a revolving credit facility which was assumed from RCA and amended and restated in connection with the closing of the Merger (the "Amended Credit Facility") with an outstanding balance of $304.0 million. We subsequently paid down a portion of the Amended Credit Facility, which had an outstanding balance as of September 30, 2017 of $260.0 million. Additionally, we took out a $24.0 million mortgage, with an interest rate of 4.71%, during the third quarter of 2017 encumbering 23 Bob Evans properties. This increase was partially offset by the repayment of an $82.3 million mortgage, with an interest rate of 5.48%, secured by properties operated by C&S Wholesale Grocer that we sold during the period. During the three months ended September 30, 2017, the weighted-average interest rate on the Amended Credit Facility and total mortgage notes payable was 2.65% and 4.69%, respectively, as compared to a weighted-average interest rate of 4.76% on our mortgage debt during the three months ended September 30, 2016.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2017, we sold seven properties leased to SunTrust, three of which resulted in gains on sale. These three properties sold for an aggregate contract price of $1.8 million, resulting in aggregate gains on sale of $0.3 million.
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
There were 432 properties that we owned for the entirety of both the nine months ended September 30, 2017 and the nine months ended September 30, 2016 (our "Nine Month Same Store"), comprised of 11.1 million rentable square feet that were 99.9% leased as of September 30, 2017. We acquired 35 stabilized core retail properties in the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 89.8% leased as of September 30, 2017. Additionally, during 2016 and the first three quarters of 2017, excluding properties acquired in the Merger, we acquired 50 properties (our "Acquisitions Since January 1, 2016"), comprised of 0.8 million rentable square feet that were 100.0% leased as of September 30, 2017. During 2016 and the first three quarters of 2017, we sold 31 properties (our "Disposals Since January 1, 2016"), comprised of 2.0 million rentable square feet.
The following table summarizes our leasing activity during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	13	69,611	$—	$1,130	$1,117	$16.05
Lease renewals/amendments (2)	63	1,450,034	27,814	26,459	7,023	$4.84
Lease terminations	(8)	(134,711)	(1,423)	—	—	$—
_____________________________________

(1)	Straight-line rental income

(2)
New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2017, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the nine months ended September 30, 2017.

Lease renewals/amendments in the table above includes an amendment to our lease with Sanofi US, which extended its remaining lease term from 9.5 years as of December 31, 2016 to 15.3 years as of September 30, 2017. In connection with the amendment, we paid a $6.1 million leasing commission, which has been capitalized to deferred costs, net on the accompanying consolidated balance sheet as of September 30, 2017 and will be amortized over the term of the lease. As of September 30, 2017, Sanofi US is our second largest tenant, representing 7.1% of total annualized straight-line rental income.
Rental Income
Rental income increased $53.9 million to $176.9 million for the nine months ended September 30, 2017, compared to $123.0 million for the nine months ended September 30, 2016. This increase in rental income was primarily due to $64.3 million of incremental rental income from the Merger Acquisitions, as well as $3.3 million of incremental rental income from our Acquisitions Since January 1, 2016. These increases were partially offset by a decrease in rental income of $14.3 million from our Disposals Since January 1, 2016.

Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $11.9 million to $20.9 million for the nine months ended September 30, 2017 compared to $9.0 million for the nine months ended September 30, 2016. This increase was primarily driven by $17.5 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $5.8 million from our Disposals Since January 1, 2016. Our Nine Month Same Store operating expense reimbursements remained relatively consistent at $1.8 million.
Interest Income from Debt Investments
Interest income from debt investments remained consistent at $0.8 million for the nine months ended September 30, 2017 and the nine months ended September 30, 2016. Interest income from debt investments related to our commercial real estate loan investments. For the nine months ended September 30, 2017, the average carrying value of our one commercial mortgage loan was $17.2 million, with a weighted-average yield of 5.60%. For the nine months ended September 30, 2016, we had commercial mortgage loans with a weighted-average balance of $22.8 million and a weighted-average yield of 4.4%.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.8 million to $15.3 million for the nine months ended September 30, 2017, compared to $13.5 million for the nine months ended September 30, 2016. Prior to the Effective Time of the Merger, we paid the Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the nine months ended September 30, 2017 and 2016. Please see Note 12 — Related Party Transactions and Arrangements for more information on fees incurred from the Advisor.
Property Operating Expense
Property operating expense increased $19.9 million to $30.0 million for the nine months ended September 30, 2017, compared to $10.1 million for the nine months ended September 30, 2016. This increase was primarily driven by property operating expense of $25.9 million from the Merger Acquisitions, partially offset by a decrease of $6.4 million from our Disposals Since January 1, 2016. Our Nine Month Same Store property operating expense remained relatively consistent at $3.1 million. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $14.2 million of impairment charges during the nine months ended September 30, 2017, $4.5 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
The remaining $9.7 million of impairment charges were taken on held for use properties we sold during the nine months ended September 30, 2017 or that we owned as of September 30, 2017. These properties are operated by SunTrust and had lease terms set to expire between December 31, 2017 and March 31, 2018. As of September 30, 2017, 44 of these properties were either being marketed for sale or were subject to a LOI or a PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. See Note 4 — Real Estate Investments of the accompanying consolidated financial statements for further details. We determined, based on LOIs or PSAs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell as of September 30, 2017. The carrying value of the remaining 44 SunTrust properties noted above was $48.1 million as of September 30, 2017, and we may experience further impairment losses with respect to these properties in future periods.
We recognized $0.1 million of impairment charges during the nine months ended September 30, 2016, which related to the loss on sale of a single-tenant net lease property operated by SunTrust.

Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $2.1 million to $7.6 million for the nine months ended September 30, 2017, compared to $5.5 million for the nine months ended September 30, 2016. Acquisition and transaction related expenses for the nine months ended September 30, 2017 were primarily in connection with the Mergers. These costs include fees to the special committee's financial advisor and legal counsel of $4.1 million, fees to transfer RCA's mortgages and credit facility of $0.8 million and legal and other fees related to the Mergers of $0.5 million. Additionally, we incurred $2.2 million of costs related to our acquisition of 46 properties. Acquisition and transaction related expenses for the nine months ended September 30, 2016 were primarily in connection with the Merger.
General and Administrative Expense
General and administrative expense increased $6.3 million to $15.1 million for the nine months ended September 30, 2017, compared to $8.8 million for the nine months ended September 30, 2016. This increase primarily related to an increase in the amount of expenses incurred by the Advisor and its affiliates that we are required to reimburse resulting from incremental personnel costs from the Merger, as well as an increase in legal and audit fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $36.5 million to $113.0 million for the nine months ended September 30, 2017, compared to $76.5 million for the nine months ended September 30, 2016. We incurred depreciation and amortization expense of $46.7 million for the approximately 7.5 months that we owned the properties acquired from RCA in the Merger and $1.4 million on our Acquisitions Since January 1, 2016. Additionally, depreciation and amortization expense decreased $11.0 million on our Disposals Since January 1, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $7.4 million to $44.9 million for the nine months ended September 30, 2017, compared to $37.5 million for the nine months ended September 30, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as the Amended Credit Facility with an outstanding balance of $304.0 million. The Amended Credit Facility had an outstanding balance as of September 30, 2017 of $260.0 million. Additionally, we took out a $24.0 million mortgage during the third quarter of 2017 encumbering 23 Bob Evans properties. This increase was partially offset by the repayment of an $82.3 million mortgage secured by certain properties operated by C&S Wholesale Grocer that we sold during the period. During the nine months ended September 30, 2017, the weighted-average interest rate on the Amended Credit Facility and total mortgage notes payable was 2.48% and 4.72%, respectively, as compared to a weighted-average interest rate of 4.77% on our mortgage debt during the nine months ended September 30, 2016.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million. Additionally, we sold three properties leased to C&S Wholesale Grocer for a contract price of $44.2 million, net of closing costs. The property had a net carrying value at the date of disposition of $35.6 million, resulting in a gain on sale of $8.6 million. We also sold 13 properties leased to SunTrust for an aggregate contract price of $8.9 million, resulting in aggregate gains on sale of $0.3 million.
Cash Flows for the Nine Months Ended September 30, 2017
Cash flows from operating activities was $64.5 million during the nine months ended September 30, 2017 and consisted of a net loss of $27.2 million, adjusted for non-cash items of $112.5 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments, as well as changes in restricted cash of $0.7 million. These operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $7.9 million, a decrease in accounts payable and accrued expenses of $5.3 million, and a decrease in deferred rent and other liabilities of $8.3 million.
The net cash used in investing activities during the nine months ended September 30, 2017 of $6.9 million consisted of cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $107.1 million, deposits for real estate acquisitions of $0.8 million, changes in restricted cash of $1.0 million and capital expenditures of $4.3 million, partially offset by the sale of real estate investments of $179.0 million and cash acquired in the Merger of $21.9 million.

The net cash used in financing activities of $120.3 million during the nine months ended September 30, 2017 consisted primarily of payments on the Amended Credit Facility of $114.0 million, common stock repurchases of $29.1 million, cash distributions of $66.0 million, payments of deferred financing costs of $1.6 million and payments of mortgage notes payable of $3.4 million. These financing cash outflows were partially offset by proceeds from the Amended Credit Facility of $70.0 million and proceeds from mortgage notes payable of $24.0 million.
Cash Flows for the Nine Months Ended September 30, 2016
Cash flows provided from operating activities was $55.8 million during the nine months ended September 30, 2016 and consisted of a net loss of $18.7 million, adjusted for non-cash items of $76.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments, as well as an increase in accounts payable and accrued expenses of $6.1 million. These operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $6.6 million and a decrease in deferred rent and other liabilities of $1.9 million.
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
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, proceeds from shares issued through the DRIP and proceeds from the Amended Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings. As of September 30, 2017, we had cash and cash equivalents of $68.5 million, including $7.2 million of remaining cash proceeds received from common stock issued under the DRIP. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
On February 16, 2017, we, the OP, and certain other subsidiaries of ours acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to the Amended Credit Facility. The Second Amendment provides for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Amended Credit Facility, and for the Company to become a guarantor under the Amended Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger.
The Amended Credit Facility permits aggregate revolving loan borrowings of up to $325.0 million (subject to the value and debt service coverage ratio of the unencumbered asset pool comprising the borrowing base thereunder), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to lender consent and certain other conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of September 30, 2017, our unused borrowing capacity was $65.0 million, based on the aggregate commitments under the Amended Credit Facility.
The Amended Credit Facility matures on May 1, 2018. Borrowings under the Amended Credit Facility bear interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company’s consolidated leverage ratio.
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

As of September 30, 2017, we had $1.1 billion of mortgage notes payable outstanding and $260.0 million outstanding under the Amended Credit Facility, with a leverage ratio (total debt divided by total assets) of 41.0%. During the three months ended September 30, 2017, the weighted-average interest rate on the Amended Credit Facility and mortgage notes payable was 2.65% and 4.69%, respectively. As of December 31, 2016, we had $1.0 billion of mortgage notes payable outstanding, with a leverage ratio of 50.0% and a weighted-average interest rate of 4.75%. Using debt balances as of September 30, 2017, we had approximately $289.0 million of mortgage debt and borrowings under the Amended Credit Facility that matures between September 30, 2017 and September 30, 2018.
As of September 30, 2017, we had pledged $2.1 billion in real estate investments as collateral for our mortgage notes payable and $770.3 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Amended Credit Facility. Accordingly, as of September 30, 2017, we had $0.5 million in real estate investments available to serve as collateral under new mortgage loans or to be added to the unencumbered asset pool comprising the borrowing base under the Amended Credit Facility or another similar facility.
One of our primary uses of cash during the nine months ended September 30, 2017 has been for acquisitions of properties. At the closing of the Merger, we paid $94.5 million in Cash Consideration, as well as $917.0 million in Stock Consideration, in order to acquire all of the assets and liabilities of RCA, including 35 stabilized core retail properties comprised of 7.5 million rentable square feet. In addition to the Merger, we have acquired 46 net leased commercial properties during the nine months ended September 30, 2017 for an aggregate contract price of $107.0 million, comprised of 0.5 million rentable square feet. These acquisitions were funded through a combination of mortgage debt, draws on the Amended Credit Facility, proceeds from dispositions of properties and available cash on hand.
In addition to the acquisitions noted above, we purchased an additional 28 properties subsequent to September 30, 2017 with an aggregate base purchase price of $38.9 million, excluding acquisition related costs. We also have entered into PSAs to acquire an additional four properties for an aggregate contract purchase price of approximately $12.3 million. We anticipate using available cash on hand, proceeds from dispositions of properties and proceeds from the Amended Credit Facility, to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
During the nine months ended September 30, 2017, we closed on the sale of 19 properties, including 13 properties operated by SunTrust, for an aggregate contract price of $277.9 million, excluding acquisition related costs. In connection with these sales, we repaid $90.0 million of mortgage debt, leaving net proceeds available for property acquisitions of $187.9 million. In addition, we have sold three properties operated by SunTrust subsequent to September 30, 2017, with an aggregate contract sale price of $1.6 million. In connection with these sales, we repaid $1.9 million of mortgage debt. We also have entered into PSAs to dispose of an additional eight properties, including seven properties operated by SunTrust, for an aggregate contract sale price of approximately $25.8 million. In connection with these sales, we expect to repay approximately $18.0 million of mortgage debt. These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Non-GAAP Financial Measures
This section reports on non-GAAP financial measures, including funds from operations and modified funds from operations. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended September 30, 2017
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)	$(1,021)	$(15,367)	$(27,105)
Gain on sale of real estate investments	(5,222)	(8,609)	(264)	(14,095)
Impairment charges	3,929	2,649	7,605	14,183
Depreciation and amortization	31,478	40,438	41,132	113,048
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)	(68)	(94)	(193)
FFO attributable to stockholders	19,437	33,389	33,012	85,838
Acquisition and transaction related fees and expenses	5,436	947	1,173	7,556
Amortization of market lease and other intangibles, net	(453)	(1,113)	(1,519)	(3,085)
Straight-line rent	(1,572)	(1,882)	(2,077)	(5,531)
Amortization of mortgage premiums on borrowings	(1,126)	(928)	(1,063)	(3,117)
Discount accretion on investment	(6)	(7)	(3)	(16)
Mark-to-market adjustments	(73)	(7)	(25)	(105)
Proportionate share of adjustments for non-controlling interests to arrive at MFFO	4	6	7	17
MFFO attributable to stockholders	$21,647	$30,405	$29,505	$81,557
Distributions
In April 2013, our board of directors authorized distributions payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. This represents a change in the annualized distribution yield, based on the original purchase price of $25.00 per share, from 6.6% to 5.2%, or a change from 7.1% to 5.6% based on our most recent Estimated Per Share NAV as of December 31, 2016 of $23.37 per share. The first distributions under the new rate were paid on or about August 5, 2017. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the nine months ended September 30, 2017, distributions paid to common stockholders totaled $109.5 million, inclusive of $43.5 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the nine months ended September 30, 2017, cash used to pay distributions was generated from cash flows provided from operations, and cash available on hand.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2017
	March 31, 2017		June 30, 2017		September 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders not reinvested in common stock	$17,167		$25,827		$23,016		$66,010
Cash distributions reinvested in common stock issued under the DRIP	11,887		17,449		14,188		43,524
Total distributions paid	$29,054		$43,276		$37,204		$109,534

Source of distribution coverage:
Cash flows provided by operations	$8,409	28.9%	$33,017	76.3%	$23,048	62.0%	$64,474	58.9%
Cash proceeds received from common stock issued under the DRIP	—	—%	10,259	23.7%	14,156	38.0%	24,415	22.3%
Available cash on hand (1)	20,645	71.1%	—	—%	—	—%	20,645	18.8%
Total source of distribution coverage	$29,054	100.0%	$43,276	100.0%	$37,204	100.0%	$109,534	100.0%

Cash flows provided by operations (GAAP basis)	$8,409		$33,017		$23,048		$64,474
Net loss (in accordance with GAAP)	$(10,730)		$(1,023)		$(15,397)		$(27,150)
_____________________________________

(1)
Consists of proceeds from sale of real estate investments and proceeds from financings. See Note 4 — Real Estate Investments of the accompanying consolidated financial statements for information on our sales of real estate investments, Note 7 — Mortgage Notes Payable of the accompanying consolidated financial statements for information on our mortgage loans outstanding and Note 6 — Credit Facility of the accompanying consolidated financial statements for information on amounts outstanding and availability under the Amended Credit Facility.

Because we do not generate sufficient cash flows from our operations to fund distributions, we have used and expect to continue to use, a portion of our cash on hand to pay distributions, which could cause our stockholders' investment to be adversely impacted.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2017, we were in compliance with the debt covenants under our loan agreements.
The Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. As of September 30, 2017, our leverage ratio (total debt divided by total assets) was 41.0%.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2017. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

			Years Ended December 31,
(In thousands)	Total	October 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter
Principal on mortgage notes payable	$1,096,117	$582	$67,715	$976,932	$50,888
Interest on mortgage notes payable	166,701	8,585	98,859	49,704	9,553
Credit Facility	260,000	—	260,000	—	—
Interest on Credit Facility	7,963	1,712	6,251	—	—
Ground lease rental payments due	18,795	361	2,864	2,120	13,450
	$1,549,576	$11,240	$435,689	$1,028,756	$73,891
Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see table below:

Portfolio	Maturity	Anticipated Repayment
SAAB Sensis I	Apr. 2025	Apr. 2025
SunTrust Bank II	Jul. 2031	Jul. 2021
SunTrust Bank III	Jul. 2031	Jul. 2021
SunTrust Bank IV	Jul. 2031	Jul. 2021
Sanofi US I - New Loan	Jul. 2026	Jan. 2021
Stop & Shop I	Jun. 2041	Jun. 2021
Multi-Tenant Mortgage Loan	Sep. 2020	Sep. 2020
Liberty Crossing	Jul. 2018	Jul. 2018
San Pedro Crossing	Jan. 2018	Jan. 2018
Tiffany Springs MarketCenter	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	Mar. 2024	Mar. 2024
Patton Creek	Dec. 2020	Dec. 2020
Bob Evans I	Sep. 2037	Sep. 2027
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
As of September 30, 2017, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.1 billion and a fair value of $1.1 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $30.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $31.6 million.
As of September 30, 2017, our variable-rate debt consisted of our Amended Credit Facility, which had a carrying and fair value of $260.0 million. Interest rate volatility associated with the Amended Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2017 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Amended Credit Facility would increase or decrease our interest expense by $2.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), AR Global, and the Company, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA's charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick ("Additional Director Defendants"), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment, and dropped the demand for rescission (while maintaining the demand for rescissory damages).  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
The Estimated Per-Share NAV may be lower or higher than the price of our shares of common stock on a national securities exchange.
Our Estimated Per-Share NAV does not represent, and we can give no assurance as to, (1) the price at which our shares will trade on a national securities exchange or the per share price a third party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (3) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, our Estimated Per-Share NAV does not reflect events subsequent to the date as of which the Estimated Per-Share NAV is determined that may have affected the value of our shares.
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
Our board of directors has not yet determined when it will request that our common stock be listed and commence trading and any decision with respect to the timing of listing will be based on market conditions and other factors. There can be no assurance as to when or if our common stock will commence trading or as to the price at which our common stock will trade. There can be no assurance that the trading price of our common stock will equal or exceed our Estimated Per-Share NAV as of December 31, 2016 of $23.37 and may differ significantly from our Estimated Per-Share NAV.
The current lack of liquidity for shares of our common stock could adversely affect the market price of our common stock upon listing.
Because there is no established market for our shares of common stock, any stockholders wishing to exit their investment have not had the opportunity to do so. Once our common stock is listed on a national securities exchange, these stockholders and others will have the ability to sell their shares of common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales might occur could result in downward pressure on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On July 21, 2017, we awarded each of our five independent directors 1,283 restricted shares of common stock ("restricted shares") under our employee and director incentive restricted share plan. All of these awards of restricted shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	2,081,499		$24.12
Three months ended March 31, 2017	848,822	(1)	23.85
Three months ended June 30, 2017	6,084		23.83
Three months ended September 30, 2017	370,472	(2)	23.41
Cumulative repurchases as of September 30, 2017	3,306,877		$23.97
___________________________________

(1)	Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of 23.65.

(2)
In July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to June 30, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Articles Supplementary
On November 9, 2017, the Company’s board of directors, upon recommendation of its nominating and corporate governance committee (which is comprised entirely of independent directors), unanimously approved a resolution electing to be subject to Section 3-803 of the Maryland General Corporation Law (“MGCL”), so that the board of directors will be classified into three classes each initially comprised of no more than two directors. The initial members of each class will be determined by the Company’s board of directors in advance of the Company’s 2018 annual stockholder meeting.  As a result of the change, approximately one-third of the board of directors will be elected at each annual meeting of the Company’s stockholders for three year terms and until their successors are duly elected and qualify.  On November 9, 2017, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to implement this change (the "Articles Supplementary").  The Articles Supplementary were effective upon the acceptance for record of the filing.
The number of directors in each class may be changed from time to time by the board of directors to reflect an increase or decrease in the total number of directors so that each class, to the extent possible, will have the same number of directors.
The decision by the Company’s board of directors to adopt a classified board was not taken in response to any known takeover attempt or threat, but rather because the Company’s board of directors, in considering various arguments for and against having a classified board, believed it is in the best interest of the Company to promote its operating stability and the implementation of the Company’s long-term business strategy.
The foregoing description of the Articles Supplementary does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Indemnification Agreement
On November 13, 2017, in connection with the election of Katie P. Kurtz as our chief financial officer, secretary and treasurer, effective upon the resignation of Nicholas Radesca from the same role, we entered into an indemnification agreement (the “Indemnification Agreement”) with Ms. Kurtz in the same form as the indemnification agreements we have entered into with our other directors and officers. Under the Indemnification Agreement, Ms. Kurtz will be indemnified by us to the maximum extent permitted by Maryland law for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions brought, or threatened to be brought, against her as our officer as a result of her service, subject to the limitations set forth in the Indemnification Agreement. The Indemnification Agreement will become effective on November 15, 2017, the date Mr. Radesca’s resignation will become effective.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 13, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Articles Supplementary relating to election to be subject to Section 3-803 of the MGCL
10.1 *	Indemnification Agreement between American Finance Trust, Inc. and Katie P. Kurtz, dated as of November 13, 2017
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.