Form 10-K
period 2017-12-31
American Finance Trust, Inc
filed 2018-03-19
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
(212) 415-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established public market for the registrant’s shares of common stock.
As of February 28, 2018, the registrant had 105,107,778 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2017

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (the “Company,” “we” “our” or “us”), our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The anticipated benefits from the Mergers (as defined below) with American Realty Capital - Retail Centers of America, Inc. (“RCA”) may not be realized or may take longer to realize than expected.

•
All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor or other entities under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor’s compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
Although we have announced our intention to list our common stock on an exchange at a time yet to be determined, there can be no assurance that our common stock will be listed or of the price at which our common stock may trade. No public market currently exists, or may ever exist, for shares of our common stock and shares of our common stock are, and may continue to be, illiquid.

•
Lincoln Retail REIT Services, LLC (“Lincoln”) and its affiliates, which provide services to the Advisor in connection with our retail portfolio, faces conflicts of interest in allocating its employees’ time between providing real estate-related services to the Advisor and other programs and activities in which they are presently involved or may be involved in the future.

•
The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

•	We may be unable to pay or maintain cash distributions at the current rate or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to the Advisor and its affiliates.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and our cash available for distributions.

•
We may be deemed by regulators to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ii

PART I
Item 1. Business.
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Mergers (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. Prior to the Mergers, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties. As of December 31, 2017, we owned 540 properties with an aggregate purchase price of $3.4 billion, comprised of 19.4 million rentable square feet, which were 95.2% leased, including 505 of net leased commercial properties (465 which are retail properties) and 35 retail properties which were acquired in the Mergers that are not net leased.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of December 31, 2017, we had 105.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the “DRIP”), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.7 billion. In 2017, we issued approximately 38.2 million shares of common stock pursuant to the Merger.
On March 17, 2017, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $23.37 as of December 31, 2016, which was published on March 20, 2017. We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K and, thereafter, periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global, as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our retail properties acquired in the Mergers that are not net leased.
On August 8, 2017, our application to list our common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “AFIN” (the “Listing”), was approved by NASDAQ subject to our being in compliance with all applicable listing standards on the date our common stock begins trading on NASDAQ. While we intend to list our common stock at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our common stock may trade.
Completed Mergers
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company referred to as the “Merger Sub,” with the Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”) and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company’s common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP unit or a GP unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub- advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”), and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding restricted shares of RCA Common Stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
In 2017, we issued approximately 38.2 million shares of our common stock as consideration in the Merger and paid approximately $94.5 million as Cash Consideration.
In connection with the execution of the Merger Agreement, the OP entered into a binding commitment, pursuant to which UBS Securities LLC, UBS AG, Stamford Branch and Citizens Bank, N.A. have committed to provide a $360.0 million bridge loan facility, subject to customary conditions. We did not borrow any funds under the bridge loan facility.
Prior to the Merger, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to us, and previously provided such services to RCA, pursuant to written advisory agreements. In 2017, in connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for OP Units of the Company and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
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
The Advisor informed us that the Advisor engaged Lincoln as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor informed us that the Advisor agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. We have no direct obligation to Lincoln.
Acquisitions and Dispositions
In addition to the properties acquired in the Mergers, we have acquired 75 net leased commercial properties during the year ended December 31, 2017 for an aggregate contract price of $149.2 million, comprised of 0.6 million rentable square feet. These acquisitions were funded through a combination of mortgage debt, draws on the Amended Credit Facility, proceeds from dispositions of properties and available cash on hand.
During the year ended December 31, 2017, we closed on the sale of 25 properties, including 18 properties operated by SunTrust, for an aggregate contract price of $291.5 million, excluding closing related costs. In connection with these sales, we repaid $103.0 million of mortgage debt, leaving net proceeds available for other uses of $188.5 million.
Investment Objectives
We seek to preserve and protect capital, provide attractive and stable cash distributions and increase the value of our assets in order to generate capital appreciation by using the following strategies:

•
Retail Focused Portfolio, Including Single-Tenant Net Leased Properties — Acquiring freestanding single-tenant properties net leased to investment grade and other creditworthy tenants, which are expected to primarily consist of retail properties; however, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives;

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
In addition, the Company may, at its discretion, originate and acquire commercial real estate debt investments.
Acquisition and Investment Policies
Real Estate Investment Focus
We own a diversified portfolio with a retail focus comprised of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Mergers, a portfolio of retail properties, consisting primarily of power centers and lifestyle centers.
Our investment objectives are (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors’ capital and to maximize risk-adjusted returns. We do not expect to make investments outside of the United States.
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
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which we derive annualized rental income on a straight-line basis constituting 5.0% or more of our consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2017:

Tenant	December 31, 2017
SunTrust Bank	11.2%
Sanofi US	7.1%
AmeriCold	5.3%
Acquisition Structure
To date, we have acquired fee interests (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We anticipate continuing to do so if we acquire properties in the future, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property.
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

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specifically allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made, or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We expect to be able to secure various forms of fixed- and floating-rate debt financing, including mortgage financing secured by our portfolio, collateralized loan obligation issuances and bank financing.
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
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, and federal income and excise taxes on our undistributed income.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.
Competition
The net leased property and retail real estate markets are highly competitive. We compete for tenants in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include Global Net Lease, Inc. (“GNL”). a REIT sponsored by an affiliate of AR Global, with an investment strategy similar to our investment strategy, other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities and our Company seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
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
Employees
As of December 31, 2017, we had no employees. The employees of the Advisor and other entities under common control with our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained at www.americanfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the value of an investment in our common stock.

Risks Related to Our Properties and Operations
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals affiliated with our Advisor to identify suitable investments, and there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently, and that market conditions may result in future vacancies and lower-than expected rental rates.
Our common stock has never been traded on a national securities exchange and as such has no trading history, and there can be no assurance that the trading price of our common stock will equal or exceed Estimated Per-Share NAV.
Presently there is not an established market for our shares. On August 8, 2017, our application to list our common stock on NASDAQ under the symbol “AFIN” was approved by NASDAQ, subject to our being in compliance with all applicable listing standards on the date our common stock begins trading on NASDAQ.
Our board of directors has not yet determined when it will request that our common stock be listed and commence trading and any decision with respect to the timing of any listing of our shares will be based on market conditions and other factors. There can be no assurance as to when or if our common stock will commence trading or as to the price at which our common stock will trade. There can be no assurance that the trading price of our common stock will equal or exceed our Estimated Per-Share NAV.
The current lack of liquidity for shares of our common stock could adversely affect the market price of our common stock upon Listing.
Because there is no established market for our shares of common stock, stockholders desiring to sell their shares have had limited opportunities and options. Once our common stock is listed on a national securities exchange, there may be substantial downward pressure in trading price resulting from stockholders desiring to sell or the perception that sales might occur.
The Estimated Per-Share NAV may be lower or higher than the price of our shares of common stock on a national securities exchange.
Our Estimated Per-Share NAV does not represent, and we can give no assurance as to, (1) the price at which our shares will trade on a national securities exchange or the per share price a third party would pay to acquire us, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (3) the amount stockholders would receive if we sold substantially all our assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, our Estimated Per-Share NAV does not reflect events subsequent to the date as of which the Estimated Per-Share NAV is determined that may have affected the value of our shares.

Our common stock is not traded on a national securities exchange, and we only repurchase shares under our SRP in the event of death or disability of a stockholder. Our stockholders may have to hold their shares for an indefinite period of time, and stockholders who sell their shares to us under our SRP may receive less than the price they paid for the shares.
Our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares to us, including that we only repurchase shares in the event of death or disability of a stockholder. Moreover, the total value of repurchases pursuant to our SRP is limited to the amount of proceeds received from issuances of common stock pursuant to the DRIP and repurchases in any fiscal semester are further limited to 2.5% of the average number of shares outstanding during the previous fiscal year. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our SRP upon notice. Therefore, requests for repurchase under the SRP may not be accepted. Repurchases under the SRP will be based on Estimated Per Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
We are dependent on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliate, our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets.
Thus, our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Edward M. Weil, Jr., our chairman and chief executive officer, and Katie P. Kurtz, our chief financial officer. Our Advisor or its affiliates does not have an employment agreement with any of these key personnel, and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil).  The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
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
In addition, our Advisor has engaged Lincoln as an independent service provider to provide real estate-related services to the Advisor with respect to our multi-tenant retail properties. Subject to the oversight of our Advisor, Lincoln performs asset management, property management and leasing services with respect to those properties. Our Advisor has informed us that our Advisor has agreed to pass through to Lincoln a portion of the fees and expense reimbursements otherwise payable to our Advisor or its affiliates by us for services rendered by Lincoln. While we have no direct obligation to Lincoln, we do depend on Lincoln to provide us, indirectly through our Advisor, with services, and, therefore, any adverse changes in the financial condition or financial health of Lincoln, or in our Advisor’s relationship with Lincoln, could adversely affect us. In addition, Lincoln and its affiliates face conflicts of interest in allocating its employees’ time between providing real estate-related services to the Advisor and other programs and activities in which they are presently involved or may be involved in the future.

If we internalize our management functions, we would be required to pay a substantial internalization fee and would not have the right to retain our management or personnel. We may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement we would be required to pay a substantial internalization fee to our Advisor. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may be unable to maintain cash distributions or increase distributions over time.
In June 2017, we decreased the rate at which we pay distributions from an annual rate of $1.65 per share to $1.30 per share. There is no assurance, however, that we will continue to pay distributions at this level or at all. There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flows available from operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. There is no assurance we will be able to maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status, which may materially adversely affect our stockholders’ investments.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.
Our cash flows provided by operations were $92.5 million for the year ended December 31, 2017. During the year ended December 31, 2017, we paid distributions of $143.5 million, of which 85.6% was funded from cash flows from operations and proceeds from issuances of common stock under our DRIP with the remainder funded from available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from borrowings.
If we do not generate sufficient cash flows from our operations in the future we may have to reduce our distribution rate or continue to fund distributions from other sources, such as from borrowings or the sale of properties, loans or securities, and we may continue to fund distributions with the proceeds from issuances of common stock pursuant to our DRIP and available cash on hand. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time to either reduce the amount of distributions that we pay or use other sources to fund distributions such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our DRIP. Funding distributions from borrowings could restrict the amount that we can borrow for investments. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability of affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
Our business could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

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
Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at AR Global and its other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by AR Global. For example, GNL seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities, such as GNL.
We and other programs sponsored directly or indirectly by AR Global also rely on these real estate professionals~~,~~ to supervise the property management and leasing of properties. Our executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders’ investments.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including AR Global-sponsored REITs, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other entities under common control with AR Global. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
We may be unable to terminate our advisory agreement, even for poor performance by our Advisor.
The advisory agreement with our Advisor, which was entered into on April 29, 2015 and amended and restated effective as of February 16, 2017, does not expire until April 29, 2035, is automatically extended for successive 20-year terms, and may only be terminated under limited circumstances. This will make it difficult for us to renegotiate the terms of our advisory agreement or replace our Advisor even if the terms of our agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the limited partnership agreement of our OP, or the partnership agreement, American Finance Special Limited Partner, LLC (the “Special Limited Partner”) and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In addition, the advisory agreement provides for payment of incentive compensation based on exceeding certain Core Earnings (as defined in the advisory agreement) thresholds in any period. Losses in one period do not affect these incentive compensation thresholds in subsequent periods. As a result, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase Core Earnings and thus its fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires our OP to pay a performance-based distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor or in connection with an internalization of management. This distribution is also payable in connection with a Listing and in respect of Special Limited Partner’s participation in net sales proceeds. However, the Special Limited Partners is not entitled to receive any part of this distribution that has already been paid under other circumstances, such as a termination of the advisory agreement. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to Listing or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf. Upon Listing, the Special Limited Partner will be entitled to receive an amount calculated based on the market price of common stock during a 30-day trading period commencing 180 days after Listing, which may incentivize our Advisor to pursue short-term goals that may not be beneficial to us in the long term.
In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner or its assignees. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of us and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. Further, pursuant to the outperformance agreement approved by our board of directors that will become effective upon Listing, our Advisor will be issued limited partnership interests in our OP which will be eligible to be earned based on the achievement of certain total stockholder return thresholds, which could encourage our Advisor to recommend riskier or more speculative investments. See Note 14 — Related Party Transactions and Arrangements in the accompanying consolidated financial statements.
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
We have a staggered board, which may which may discourage a takeover that could otherwise result in a premium price to our stockholders.
In accordance with our charter, our board of directors is divided into three staggered classes of directors. At each annual meeting, directors of one class elected to serve for a term of three years, until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The staggered terms of our directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by the affirmative vote of at least stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
We conduct and intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registrations as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis or the 40% test “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register us or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an “emerging growth company” under the federal securities laws and are currently subject to reduced public company reporting requirements.
We are an “emerging growth company” under the federal securities laws and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We will remain an “emerging growth company” until December 31, 2018, the last day of the fiscal year in which the fifth anniversary of the commencement of our initial public offering will occur, or, if earlier, the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, (“PCAOB”) that require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. We have generally taken advantage of these exemptions to the extent they are applicable to us.
Additionally, an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.
Our board of directors may change our investment policies over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders’ investments could change without their consent.
Because our Advisor is indirectly wholly owned by AR Global, the interests of our Advisor and AR Global are not separate and, as a result, our Advisor may act in a way that is not necessarily in our stockholders’ interest.
Our Advisor is indirectly wholly owned by AR Global. Therefore, the interests of our Advisor and AR Global are not separate and our Advisor’s decisions may not be independent from AR Global and may result in our Advisor making decisions to act in ways that are not in our stockholders’ interests.
Our stockholders’ interest in us will be diluted if we issue additional shares, which could adversely affect the value of their investments.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares in public or on private offerings in the future, including those issued pursuant to any distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue restricted share awards to our directors; (d) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (e) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, stockholders will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of investments in our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.

The purchase price per share for shares issued pursuant to the DRIP and shares repurchased under the SRP is based on the Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
We intend to publish a new Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K. Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Estimation of Estimated Per-Share NAV occurs periodically, at the discretion of our board of directors, provided that an estimate is published at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor’s estimate of the value of our real estate and real estate-related assets is partly based on appraisals of our properties, which generally will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events, such as the Merger, are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause value of our properties to change, this change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Because valuations only occur periodically, our Estimated Per-Share NAV, may not accurately reflect material events that would impact our net asset value and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our and our stockholders’ recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement formalizing our indemnification obligation with respect to our officers and directors and certain former officers and directors. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), our Advisor or an affiliate of our Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
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
Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. If any of our tenants’ businesses experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If any of the foregoing were to occur, it could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our tenants with leases in multiple locations were to terminate or default on their leases. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

We rely significantly on three major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2017, the following major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2017
SunTrust Bank	11.2%
Sanofi US	7.1%
AmeriCold	5.3%
During the year ended December 31, 2017, we sold 18 properties operated by SunTrust Banks Inc. (“SunTrust”) and had four properties held for sale as of December 31, 2017. During the first quarter of 2018, we sold five additional properties operated by SunTrust Bank which had annualized rental income on a straight-line basis of $1.1 million. Following these sales, we owned 36 properties operated by SunTrust that had lease terms set to expire between December 31, 2017 and March 31, 2018 which had annualized rental income on a straight-line basis of $4.4 million. As of December 31, 2017, these properties were either being marketed for sale, subject to a non-binding letter of intent (“LOI”) or subject to a definitive purchase and sale agreement (“PSA”). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all.
Therefore, a default or lease termination by any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2017, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2017
Alabama	6.8%
Florida	8.5%
Georgia	7.5%
New Jersey	7.7%
North Carolina	8.6%
Ohio	5.4%
South Carolina	5.2%
Texas	6.3%
As of December 31, 2017, our tenants operated in 40 states. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year and 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We have entered and may continue to may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could decline significantly.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
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
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict us from selling or otherwise disposing of or refinancing properties, including by requiring the payment of a yield maintenance premium in connection with the required prepayment of principal upon sale, disposition or refinance. Lock-out provisions may also prohibit us from pre-paying the outstanding indebtedness with respect to any properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders, such as precluding us from participating in major transactions that would result in a disposition of our assets or a change in control.

Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. We may experience increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Our multi-tenant retail properties are not leased on a triple-net basis, therefore we are required to pay certain operating expenses (although we are reimbursed for others). Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property.
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
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
Our properties are located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. Because many of our properties are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions (“CC&Rs”) restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, our stockholders’ investments will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investments.
Our properties face competition for tenants.
Our properties face competition for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents we are able to charge. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This type of competition could also require us to make capital improvements to properties that we would not have otherwise made in order to retain tenants, and these expenditures could affect the amount of cash available for distributions.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell, rent or pledge a property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investments.
State and federal laws in this area are constantly evolving, and we monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we do not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
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
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties, and may affect our ability to pay distributions, and the availability or the terms of financing that we have or may anticipate utilizing. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market and economic challenges may have adverse consequences, including:

•	decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;

•	widening credit spreads as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;

•	a decrease in the market value of our properties, which may limit our ability to obtain debt financing secured by our properties;

•	a need for us to establish significant provisions for losses or impairments; and

•	reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increase, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. For public companies, the upcoming standard will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, with early adoption permitted for all companies and organizations upon issuance of the standard. The upcoming standard, once effective, could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated.
Risks Related to Retail Properties
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
We are subject to risks related to our multi-tenant retail properties.
We own a portfolio of 35 multi-tenant retail properties representing 38.7% of our annualized rental income on a straight-line basis as of December 31, 2017. Multi-tenant retail properties are subject to increased risk relating to the operation and management of the property, including:
•risks affecting the retail industry generally;
•the reliance on anchor tenants; and
•competition with other retail channels, including e-commerce.
In addition, because our multi-tenant retail properties generally are not net leased, we bear certain costs and expenses of these properties, as opposed to net leased properties that require tenants to bear all, or substantially all, of the costs and expenses of the properties.
Competition with other retail channels may reduce our profitability.
Our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our multi-tenant retail properties also compete with our properties for customers, affecting their tenant cash flows and thus affecting their ability to pay rent. In addition, in some cases our leases may require tenants to pay rent based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and cash flows will decrease.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may compete for tenants with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.

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
The performance of our properties is linked to the market for retail space generally.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in the markets, as well as the increasing use of the Internet by retailers and consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
Further, a retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our multi-tenant retail properties are public places and any incidents of crime or violence would result in a reduction of business traffic to our tenants’ stores. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our properties or the value of our common stock may be negatively impacted.
Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which it may derive from percentage rent leases could be adversely affected by a general economic downturn.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
If we construct improvements on our properties, we will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when it makes periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or the loss of an investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on its investment could suffer.

Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease its ability to lease vacated space.
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, or a tenant that is an anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Risks Related to Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2017, we had total outstanding indebtedness of approximately $1.4 billion, net. In addition, we may incur additional indebtedness in the future. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status.
The Amended Credit Facility, which expires in May 2018, and certain of our other indebtedness, contains restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
The Amended Credit Facility (as defined herein) imposes certain affirmative and negative covenants on us including restrictive covenants with respect to, among other things, liens, indebtedness, investments, distributions (which are limited, with certain exceptions, to a percentage of MFFO as defined in the Amended Credit Facility), mergers, asset sales and replacing the Advisor, as well as financial covenants requiring us maintain, among other things, ratios related to consolidated leverage, consolidated secured leverage, fixed charge coverage and recourse debt to total asset value, as well as a minimum consolidated tangible net worth. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Moreover, the Amended Credit Facility matures in May 2018. If the Amended Credit Facility is not renewed on favorable terms or at all, and we are forced to seek alternative financing, this financing may not be available on favorable terms, in sufficient amounts or at all, and our business and results of operations could be adversely affected. Also, if the Amended Credit Facility is not renewed and we use our available cash to repay it, this would require us to use substantially all of our available cash, and could adversely affect our ability to pay distributions and use cash for other corporate purposes.
Increases in mortgage rates may make it difficult for us to finance or refinance properties.
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance our properties encumbered with mortgage loans when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and we may be required to obtain equity financing to repay the mortgage or the property may be subject to foreclosure.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Risks Related to Our Debt Investments
Disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market, as well as the market for real estate-related debt investments generally.
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
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
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
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses in our debt investments.
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
In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of the our CRE Debt Investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.

CRE Debt Investments and other commercial real estate investments are subject to the risks typically associated with commercial real estate.
CRE Debt Investments we originate and invest in may be secured by a lien on real property. Where our investment is secured by such a lien, the occurrence of a default on a CRE Debt Investment could result in us acquiring ownership of the property. There can be no assurance that the values of the properties ultimately securing CRE Debt Investments will remain at the levels existing on the dates of origination of such loans. If the value of the properties decline, our risk will increase because of both the lower value of the security and the reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of CRE Debt Investments and commercial real estate security investments. Therefore, our commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
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
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing the our securities to pay their loans, as well as on the value and the return that we can realize from assets it acquires and originates.
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
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investments.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its REIT taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investments. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets, and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders should also note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are non-U.S. stockholders.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2017, we owned 540 properties, which were acquired for investment purposes, comprised of 19.4 million rentable square feet located in 40 states. Our properties consist of freestanding, single-tenant properties and stabilized core retail properties, which are 95.2% leased based on rentable square feet with a weighted-average remaining lease term of 8.1 years as of December 31, 2017.
The following table represents certain additional information about the properties we owned at December 31, 2017:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

Dollar General I	Apr. & May 2013	2	18,126	10.3
Walgreens I	Jul. 2013	1	10,500	19.8
Dollar General II	Jul. 2013	2	18,052	10.4
AutoZone I	Jul. 2013	1	7,370	9.6
Dollar General III	Jul. 2013	5	45,989	10.4
BSFS I	Jul. 2013	1	8,934	6.1
Dollar General IV	Jul. 2013	2	18,126	8.2
Tractor Supply I	Aug. 2013	1	19,097	9.9
Dollar General V	Aug. 2013	1	12,480	10.1
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	23,612	7.6
Family Dollar I	Aug. 2013	1	8,050	3.5
Lowe's I	Aug. 2013	5	671,313	11.5
O'Reilly Auto Parts I	Aug. 2013	1	10,692	12.5
Food Lion I	Aug. 2013	1	44,549	11.8
Family Dollar II	Aug. 2013	1	8,028	5.5
Walgreens II	Aug. 2013	1	14,490	15.3
Dollar General VI	Aug. 2013	1	9,014	8.2
Dollar General VII	Aug. 2013	1	9,100	10.3
Family Dollar III	Aug. 2013	1	8,000	4.8
Chili's I	Aug. 2013	2	12,700	7.9
CVS I	Aug. 2013	1	10,055	8.1
Joe's Crab Shack I	Aug. 2013	2	16,012	9.3
Dollar General VIII	Sep. 2013	1	9,100	10.6
Tire Kingdom I	Sep. 2013	1	6,635	7.3
AutoZone II	Sep. 2013	1	7,370	5.4
Family Dollar IV	Sep. 2013	1	8,320	5.5
Fresenius I	Sep. 2013	1	5,800	7.5
Dollar General IX	Sep. 2013	1	9,014	7.3
Advance Auto I	Sep. 2013	1	10,500	5.5
Walgreens III	Sep. 2013	1	15,120	8.3
Walgreens IV	Sep. 2013	1	13,500	6.8
CVS II	Sep. 2013	1	13,905	19.1
Arby's I	Sep. 2013	1	3,000	10.5
Dollar General X	Sep. 2013	1	9,100	10.3
AmeriCold I	Sep. 2013	9	1,407,166	9.8
Home Depot I	Sep. 2013	2	1,315,200	9.1
New Breed Logistics I	Sep. 2013	1	390,486	3.8
American Express Travel Related Services I	Sep. 2013	2	785,164	2.1
L.A. Fitness I	Sep. 2013	1	45,000	6.2
SunTrust Bank I (2)	Sep. 2013	29	174,400	6.3
National Tire & Battery I	Sep. 2013	1	10,795	5.9
Circle K I	Sep. 2013	19	54,521	10.8
Walgreens V	Sep. 2013	1	14,490	9.7
Walgreens VI	Sep. 2013	1	14,560	11.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

FedEx Ground I	Sep. 2013	1	21,662	5.4
Walgreens VII	Sep. 2013	10	142,140	11.8
O'Charley's I	Sep. 2013	20	135,973	13.8
Krystal I	Sep. 2013	6	12,730	11.7
1st Constitution Bancorp I	Sep. 2013	1	4,500	6.1
American Tire Distributors I	Sep. 2013	1	125,060	6.1
Tractor Supply II	Oct. 2013	1	23,500	5.8
United Healthcare I	Oct. 2013	1	400,000	3.5
National Tire & Battery II	Oct. 2013	1	7,368	14.4
Tractor Supply III	Oct. 2013	1	19,097	10.3
Mattress Firm II	Oct. 2013	1	4,304	5.7
Dollar General XI	Oct. 2013	1	9,026	9.3
Academy Sports I	Oct. 2013	1	71,640	10.5
Talecris Plasma Resources I	Oct. 2013	1	22,262	5.3
Amazon I	Oct. 2013	1	79,105	5.6
Fresenius II	Oct. 2013	2	16,047	9.6
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	11.0
Dollar General XIII	Nov. 2013	1	9,169	8.3
Advance Auto II	Nov. 2013	2	13,887	5.4
FedEx Ground II	Nov. 2013	1	48,897	5.6
Burger King I	Nov. 2013	41	168,192	15.9
Dollar General XIV	Nov. 2013	3	27,078	10.4
Dollar General XV	Nov. 2013	1	9,026	10.8
FedEx Ground III	Nov. 2013	1	24,310	5.7
Dollar General XVI	Nov. 2013	1	9,014	7.9
Family Dollar V	Nov. 2013	1	8,400	5.3
Walgreens VIII	Dec. 2013	1	14,490	6.0
CVS III	Dec. 2013	1	10,880	6.1
Mattress Firm III	Dec. 2013	1	5,057	5.5
Arby's II	Dec. 2013	1	3,494	10.3
Family Dollar VI	Dec. 2013	2	17,484	6.1
SAAB Sensis I	Dec. 2013	1	90,822	7.3
Citizens Bank I	Dec. 2013	9	34,777	6.0
Walgreens IX	Jan. 2014	1	14,490	5.1
SunTrust Bank II (2)	Jan. 2014	27	136,997	10.0
Mattress Firm IV	Jan. 2014	1	5,040	6.7
FedEx Ground IV	Jan. 2014	1	59,167	5.5
Mattress Firm V	Jan. 2014	1	5,548	5.8
Family Dollar VII	Feb. 2014	1	8,320	6.5
Aaron's I	Feb. 2014	1	7,964	5.7
AutoZone III	Feb. 2014	1	6,786	5.3
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	5.2
Advance Auto III	Feb. 2014	1	6,124	6.7
Family Dollar VIII	Mar. 2014	3	24,960	5.6
Dollar General XVII	Mar. & May 2014	3	27,078	10.3
SunTrust Bank III (2)	Mar. 2014	100	550,604	9.7
SunTrust Bank IV (2)	Mar. 2014	27	142,625	9.3
Dollar General XVIII	Mar. 2014	1	9,026	10.3
Sanofi US I	Mar. 2014	1	736,572	15.0
Family Dollar IX	Apr. 2014	1	8,320	6.3
Stop & Shop I	May 2014	7	491,612	9.0
Bi-Lo I	May 2014	1	55,718	8.0
Dollar General XIX	May 2014	1	12,480	10.7
Dollar General XX	May 2014	5	48,584	9.3
Dollar General XXI	May 2014	1	9,238	10.7
Dollar General XXII	May 2014	1	10,566	9.3

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

FedEx Ground V	Feb. 2016	1	45,755	7.6
FedEx Ground VI	Feb. 2016	1	120,731	7.7
FedEx Ground VII	Feb. 2016	1	42,299	7.8
FedEx Ground VIII	Feb. 2016	1	78,673	7.8
Liberty Crossing	Feb. 2017	1	105,779	2.3
San Pedro Crossing	Feb. 2017	1	201,965	3.9
Tiffany Springs Market Center	Feb. 2017	1	264,952	4.6
The Streets of West Chester	Feb. 2017	1	236,842	11.0
Prairie Towne Center	Feb. 2017	1	289,277	6.5
Southway Shopping Center	Feb. 2017	1	181,809	4.7
Stirling Slidell Centre	Feb. 2017	1	134,276	2.7
Northwoods Marketplace	Feb. 2017	1	236,078	3.2
Centennial Plaza	Feb. 2017	1	233,797	2.8
Northlake Commons	Feb. 2017	1	109,112	3.7
Shops at Shelby Crossing	Feb. 2017	1	236,107	4.8
Shoppes of West Melbourne	Feb. 2017	1	144,484	4.1
The Centrum	Feb. 2017	1	270,747	3.1
Shoppes at Wyomissing	Feb. 2017	1	103,064	3.7
Southroads Shopping Center	Feb. 2017	1	437,515	5.6
Parkside Shopping Center	Feb. 2017	1	181,620	5.1
West Lake Crossing	Feb. 2017	1	75,928	4.0
Colonial Landing	Feb. 2017	1	263,559	4.5
The Shops at West End	Feb. 2017	1	381,831	10.6
Township Marketplace	Feb. 2017	1	298,630	3.5
Cross Pointe Centre	Feb. 2017	1	226,089	10.4
Towne Centre Plaza	Feb. 2017	1	94,096	5.1
Harlingen Corners	Feb. 2017	1	228,208	4.5
Village at Quail Springs	Feb. 2017	1	100,404	2.1
Pine Ridge Plaza	Feb. 2017	1	239,492	3.3
Bison Hollow	Feb. 2017	1	134,798	4.8
Jefferson Commons	Feb. 2017	1	205,918	8.2
Northpark Center	Feb. 2017	1	318,327	4.1
Anderson Station	Feb. 2017	1	243,550	3.5
Patton Creek	Feb. 2017	1	491,294	4.1
North Lakeland Plaza	Feb. 2017	1	171,397	2.7
Riverbend Marketplace	Feb. 2017	1	142,617	6.0
Montecito Crossing	Feb. 2017	1	179,721	4.3
Best on the Boulevard	Feb. 2017	1	204,568	4.2
Shops at RiverGate South	Feb. 2017	1	140,703	6.2
Dollar General XXIII	Mar., May & Jun. 2017	8	72,480	11.6
Jo-Ann Fabrics I	Apr. 2017	1	18,018	7.1
Bob Evans I	Apr. 2017	23	116,899	19.3
FedEx Ground IX	May 2017	1	53,739	8.4
Chili's II	May 2017	1	6,039	9.8
Sonic Drive In I	June 2017	2	2,745	14.5
Bridgestone HOSEPower I	June 2017	2	41,131	11.6
Bridgestone HOSEPower II	July 2017	1	25,125	11.8
FedEx Ground X	July 2017	1	141,803	9.5
Chili's III	Aug. 2017	1	5,742	9.8
FedEx Ground XI	Sept. 2017	1	29,246	9.5
Hardee's I	Sept. 2017	4	13,455	19.8
Tractor Supply IV	Oct. 2017	2	51,030	8.9
Circle K II	Nov. 2017	6	20,068	19.5
Sonic Drive In II	Nov. 2017	20	30,627	19.9
Bridgestone HOSEPower III	Dec. 2017	1	20,859	12.5

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)

		540	19,429,022	8.1
_____________________

(1)	Remaining lease term in years as of December 31, 2017. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes certain of the 41 properties operated by SunTrust which had lease terms set to expire between December 31, 2017 and March 31, 2018, comprising 0.3 million rentable square feet. As of December 31, 2017, these properties were either being marketed for sale, subject to a non-binding LOI or subject to a definitive PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2017:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	13	2,512,353	12.9%	$16,373	6.8%
Arkansas	6	54,620	0.3%	662	0.3%
Colorado	3	25,130	0.1%	504	0.2%
Connecticut	2	84,045	0.4%	1,640	0.7%
Delaware	1	4,993	—%	176	0.1%
District of Columbia	1	2,745	—%	235	0.1%
Florida	78	1,225,657	6.3%	20,574	8.5%
Georgia	55	1,776,007	9.1%	18,197	7.5%
Idaho	2	13,040	0.1%	298	0.1%
Illinois	34	678,484	3.5%	9,226	3.8%
Indiana	8	47,025	0.2%	1,011	0.4%
Iowa	6	126,710	0.7%	1,485	0.6%
Kansas	1	239,492	1.2%	2,404	1.0%
Kentucky	8	511,462	2.6%	6,864	2.8%
Louisiana	15	269,320	1.4%	2,937	1.2%
Maryland	5	20,160	0.1%	977	0.4%
Massachusetts	6	589,381	3.1%	6,069	2.6%
Michigan	17	291,424	1.5%	4,454	1.8%
Minnesota	6	746,887	3.9%	11,630	4.9%
Mississippi	25	146,448	0.8%	2,940	1.2%
Missouri	9	546,321	2.8%	6,409	2.6%
Nevada	3	396,289	2.0%	7,059	2.9%
New Jersey	4	818,470	4.2%	18,655	7.7%
New Mexico	1	8,320	—%	94	—%
New York	10	172,328	0.9%	2,351	1.0%
North Carolina	41	1,834,273	9.5%	20,642	8.6%
North Dakota	3	170,418	0.9%	1,222	0.5%
Ohio	47	751,738	3.9%	12,985	5.4%
Oklahoma	5	798,686	4.1%	6,855	2.8%
Pennsylvania	18	477,037	2.5%	8,554	3.5%
Rhode Island	2	148,927	0.8%	2,419	1.0%
South Carolina	17	1,408,962	7.3%	12,612	5.2%
South Dakota	2	47,315	0.2%	339	0.1%
Tennessee	30	259,811	1.3%	3,937	1.6%
Texas	23	1,055,385	5.4%	15,379	6.3%
Utah	1	395,787	2.0%	3,397	1.4%
Virginia	24	184,109	1.0%	3,188	1.4%
West Virginia	2	13,993	0.1%	248	0.1%
Wisconsin	4	531,664	2.7%	6,629	2.7%
Wyoming	2	43,806	0.2%	583	0.2%
Total	540	19,429,022	100.0%	$242,213	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2017 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2018	$226,031
2019	217,134
2020	200,437
2021	188,135
2022	176,879
2023	161,123
2024	144,385
2025	132,017
2026	121,136
2027	98,625
Thereafter	325,819
$1,991,721

Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2018	69	$6,525	2.7%	379,758	2.1%
2019	123	18,259	7.5%	1,415,562	7.7%
2020	106	13,552	5.6%	1,132,955	6.1%
2021	76	16,557	6.8%	1,411,317	7.6%
2022	73	10,786	4.5%	1,100,850	6.0%
2023	92	21,280	8.8%	2,481,916	13.4%
2024	50	12,860	5.3%	936,115	5.1%
2025	57	16,417	6.8%	1,284,995	6.9%
2026	38	15,516	6.4%	1,028,410	5.6%
2027	99	33,702	13.9%	3,552,972	19.2%
	783	$165,454	68.3%	14,724,850	79.7%
_____________________________

(1)	Annualized rental income as of December 31, 2017 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists the tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2017:

Tenant	Industry	Number of Properties Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio
								(In thousands)
SunTrust Bank	Retail Banking	183	1,004,626	5.2%	Various	9.2	1 ten-year option, then 6 five-year options	$27,203	11.2%
_____________________

(1)	Remaining lease term in years as of December 31, 2017, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2017 for the tenant’s in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis as of December 31, 2017. The tenant concentrations of these properties are summarized below:
C&S Wholesale Grocers - Birmingham, AL
C&S Wholesale Grocers - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 1,311,295 total rentable square feet and is 100.0% leased to a subsidiary of C&S Wholesale Grocers, Inc., and the lease is guaranteed by C&S Wholesale Grocers, Inc. As of December 31, 2017, the tenant has 5.5 years remaining on its lease which expires in June 2023. The lease has annualized rental income on a straight-line basis of $4.7 million and contains one ten-year renewal option, followed by six five-year renewal options.
Sanofi US - Bridgewater, NJ
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2017, the tenant has 15.0 years remaining on its lease which expires in December 2032. The lease has annualized rental income on a straight-line basis of $17.1 million and contains two five-year renewal options.

Property Financings
Our mortgage notes payable as of December 31, 2017 and 2016 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2017	2016	2017		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,470	$7,841	5.93%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	27	21,243	25,000	5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I (1)	—	—	82,313	—%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	100	79,729	88,567	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	22,756	21,243	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	37,562	38,271	5.63%		Fixed	Jun. 2041	Jun. 2021
Mortgage Loan I	264	638,115	649,532	4.36%		Fixed	Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	—	4.66%		Fixed	Jul. 2018	Jul. 2018
Tiffany Springs MarketCenter	1	33,802	—	3.92%		Fixed (3)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	23,002	—	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	40,858	—	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	—	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	—	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	—	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	485	1,307,887	1,037,767	4.62%	(2)
Deferred financing costs, net of accumulated amortization		(15,182)	(15,492)
Mortgage premiums, net		10,728	10,681
Mortgage notes payable, net		$1,303,433	$1,032,956
_____________________________________

(1)	The Company paid off the full mortgage balance secured by the C&S Wholesale Grocer properties on April 19, 2017.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of entering into a swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2017.
Property Damage
During year ended December 31, 2017, one of the Company’s properties, Southroads Shopping Center, sustained damage from a tornado. The property is covered by insurance for property damage, subject to normal deductibles. Accordingly, damage will be covered by insurance proceeds, and the Company does not expect any significant exposure to loss related to this property. As a result of the damage, the Company wrote off the carrying value of the damages to the property, which was estimated to be $5.6 million, and has received an insurance reimbursement of approximately $4.6 million as of December 31, 2017.
Item 3. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment.  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint, which motions are pending.  Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. The complaint, as amended, alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint alleges violations of Sections 14(a), 20(a) and 20(b) of the Exchange Act by us, as well as the Advisor, AR Global and Messrs. Schorsch and Kahane as control persons, and breaches of fiduciary duty by the Advisor, aided and abetted by AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the complaint is without merit and intend to defend vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is not currently traded on a national securities exchange. On August 8, 2017, our application to list our common stock on NASDAQ under the symbol “AFIN” was approved by NASDAQ, subject to our being in compliance with all applicable listing standards on the date our common stock begins trading on NASDAQ. While we intend to list our common stock at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our common stock may trade.
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
On March 17, 2017, our board of directors approved an Estimated Per-Share NAV of $23.37 as of December 31, 2016. We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K as of December 31, 2017. Consistent with our valuation guidelines, the Advisor engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate advisory firm, to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors and as described below. Duff & Phelps does not have any direct interests in any transaction with us and there are no conflicts of interest between Duff & Phelps, on one hand, and us or our Advisor, on the other (other than to the extent that the findings of Duff & Phelps regarding our assets, or the assets of real estate investment programs sponsored by affiliates of our Advisor, may affect the value of ownership interests owned by, or incentive compensation payable to, directors, officers or affiliates of us and our Advisor).
 Duff & Phelps has extensive experience estimating the fair value of commercial real estate. The method used by Duff & Phelps to appraise our real estate assets in the report furnished to the Advisor and the Company’s board of directors by Duff & Phelps (the “Duff & Phelps Real Estate Appraisal Report”) complies with the Investment Program Association Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013.
For purposes of the estimate of Estimated Per-Share NAV, Duff & Phelps’s scope of services were segregated based on certain criteria. Specifically: (1) for properties with long-term, stable income, and for properties with a lease in-place with less than seven years remaining and a high expectation that future lease renewal options would be exercised, Duff & Phelps utilized the Direct Capitalization Method; (2) for properties with a lease in-place with less than seven years remaining and a low expectation that future lease renewal options would be exercised, other than the properties described in (3) below, and for any vacant properties, Duff & Phelps utilized the Discounted Cash Flow Method; (3) for properties leased to SunTrust Bank (“SunTrust properties”) with approximately one year remaining on their leases or SunTrust properties where termination options are available for the tenant to exercise within approximately one year, Duff & Phelps utilized the Market or Sales Comparison approach; (4) for the loan held by the Company, Duff & Phelps utilized the Discounted Cash Flow Method and discounted contractual payments using a market-derived interest rate; and (5) for any properties that were pending sale as of December 31, 2016 or are currently under contract for sale, Duff & Phelps used their contract price. Duff & Phelps also reviewed the Company’s other assets and liabilities and the Company’s estimate of market values as of December 31, 2016.
The Estimated Per-Share NAV is comprised of (i) the sum of (A) the estimated value of the real estate assets and (B) the estimated value of the other assets, minus the sum of (C) estimated value of debt and other liabilities and (D) the estimate of the aggregate incentive fees, participations and limited partnership interests held by or allocable to our Advisor, management or any of their respective affiliates based on the aggregate net asset value of the Company based on Estimated Per-Share NAV and payable in a hypothetical liquidation of the Company as of December 31, 2016, divided by (ii) the number of common shares outstanding on a fully-diluted basis as of December 31, 2016, which was 65,805,274.
Income Capitalization Approach
Duff & Phelps estimated the “as is” market value of the majority of the Real Estate Assets as of December 31, 2016 using an income capitalization approach, which simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its projection period. The net income developed in Duff & Phelps’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This net income was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “Discounted Cash Flow Method”). Thus, two key steps were involved: (1) estimating the net income applicable to each Real Estate Asset and (2) choosing appropriate capitalization rates and discount rates, as applicable.

Duff & Phelps utilized the Direct Capitalization Method for 380 Real Estate Asset values when there was more than seven years remaining on the Company’s existing leases, or if less than seven years, whose lease renewal options would likely be exercised resulting in a remaining lease term greater than seven years. The Discounted Cash Flow Method was used for 10 Real Estate Assets that were vacant or had lease terms of less than seven years and that had a low expectation that tenants would exercise their renewal options. The Discounted Cash Flow Method was also used to value the loan the Company holds, in which contractual payments were discounted using a market-derived interest rate.
Market or Sales Comparison Approach
Duff & Phelps estimated the market value of the remaining Real Estate Assets as of December 31, 2016 using the Market or Sales Comparison approach. This approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The approached is based upon the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes.
Duff & Phelps utilized the Market or Sales Comparison Approach for 65 Real Estate Asset values for properties with approximately one year remaining on their leases.
The Estimated Per-Share NAV does not represent: (i) the amount at which our shares would trade on a national securities exchange or a third party would pay to acquire the Company, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at Estimated Per-Share NAV;

•	a stockholder would ultimately realize distributions per share equal to Estimated Per-Share NAV upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;

•	the Company’s shares would trade at a price equal to or greater than Estimated Per-Share NAV if the shares were listed on a national securities exchange; or

•
the methodology used to establish the Estimated Per-Share NAV would be acceptable to FINRA for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The Estimated Per-Share NAV was unanimously adopted by our board on March 17, 2017 and reflects the fact that the estimate was calculated at a moment in time. The Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 that would have affected the Company’s net asset value, and does not include the value of the properties acquired or the liabilities assumed in the Merger or otherwise take into consideration the effect of the Merger. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently expect to update our Estimated Per-Share NAV on an annual basis. Nevertheless, stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
Holders
As of February 28, 2018, we had 105.1 million shares of common stock outstanding held by a total of 52,443 stockholders.
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
Under the restricted payments covenant in the Amended Credit Facility, we may declare or pay cash distributions in an aggregate amount (excluding cash distributions reinvested through our DRIP) not to exceed the greater of (i) 120% of our MFFO (as defined in the Amendment Credit Facility); or (ii) the amount necessary for us to be able to make distributions required to maintain our status as a REIT. For more information on the Amended Credit Facility, see Note 9 — Credit Facility in the accompanying consolidated financial statements.

The following table details from a tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017		2016		2015
Return of capital	82.7%	$1.22	76.0%	$1.25	89.9%	$1.48
Ordinary dividend income	17.3%	0.25	24.0%	0.40	10.1%	0.17
Total	100.0%	$1.47	100.0%	$1.65	100.0%	$1.65
On April 9, 2013, our board of directors authorized, and we declared a distribution payable to stockholders of record equivalent to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. This represents a change in the annualized distribution yield, based on the original purchase price of $25.00 per share, from 6.6% to 5.2%, or a change from 7.1% to 5.6% based on our most recent Estimated Per Share NAV as of December 31, 2016 of $23.37 per share. The first distributions under the new rate were paid on or about August 5, 2017. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time prior to distributions being declared. Therefore, distribution payments are not assured. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, as well as distributions related to unvested restricted shares, for the years ended December 31, 2017 and 2016:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2017	$29,054	$34,445
2nd Quarter, 2017	43,276	42,848
3rd Quarter, 2017	37,204	34,227
4th Quarter, 2017	33,978	34,406
Total	$143,512	$145,926

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$26,767	$26,649
2nd Quarter, 2016	27,004	26,783
3rd Quarter, 2016	27,237	27,279
4th Quarter, 2016	26,996	27,293
Total	$108,004	$108,004
During the years ended December 31, 2017 and 2016, cash used to pay our distributions was generated from available cash on hand (which includes proceeds from the sale of real estate investments and proceeds form borrowings), cash flows provided by operations and the proceeds from shares issued pursuant to the DRIP.

Share-Based Compensation
Restricted Share Plan
We had an employee and director incentive restricted share plan (the “Original RSP”), which provided for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders’ meeting. Restricted stock issued to independent directors vests over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provided us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the Original RSP could not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event could not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the board. We account for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
In April 2015, the board of directors adopted an Amended and Restated RSP (the “A&R RSP”) that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

•
it increased the number of shares of our capital stock, par value $0.01 per share (our “Capital Stock”), available for awards thereunder from 5.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time, not exceed 3.4 million shares of Capital Stock, to 10.0% of our outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removed the fixed amount of shares that were automatically granted to our independent directors; and

•	it added restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
As of December 31, 2017 and 2016, we had 15,708 and 9,367 unvested restricted shares in our restricted share plans, respectively.
Recent Sale of Unregistered Equity Securities
There were no recent sales of unregistered equity securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. For additional information on the SRP, see Note 12 - Common Stock to the Company’s consolidated financial statements to this Annual Report on Form 10-K.
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2017:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	8,082	$24.98
Year ended December 31, 2014	295,825	23.99
Year ended December 31, 2015	1,769,738	24.13
Year ended December 31, 2016	7,854	24.17
Year ended December 31, 2017 (1)	1,225,365	23.71
Cumulative repurchases as of December 31, 2017	3,306,864	$23.97
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

During January 2018, we repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share.
On February 15, 2018, we commenced a tender offer (the “Offer”) for up to 1,000,000 shares of our common stock at a price of $14.35 per share. We made the Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the Offer will expire at 11:59 p.m., Eastern time, on March 27, 2018. Our board of directors has suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the Offer.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2017, 2016, 2015, 2014 and 2013, for the years ended December 31, 2017, 2016, 2015, 2014 and for the period from January 22, 2013 (date of inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

	Historical
	December 31,
Balance sheet data (In thousands)	2017	2016	2015	2014	2013
Total real estate investments, at cost	$3,510,907	$2,024,387	$2,218,127	$2,218,127	$1,147,072
Commercial mortgage loans, held for investment, net	—	17,175	17,135	—	—
Assets held for sale	4,682	137,602	56,884	—	—
Total assets	3,296,650	2,064,459	2,237,088	2,224,805	1,347,309
Mortgage notes payable, net	1,303,433	1,032,956	1,048,474	487,954	9,098
Credit facility	95,000	—	—	423,000	—
Total liabilities	1,555,594	1,079,593	1,110,339	959,640	35,495
Total stockholders’ equity	1,741,056	984,866	1,126,749	1,265,165	1,311,814

	Historical
	Year Ended December 31,				Period from January 22, 2013 (date of inception) to December 31, 2013
Operating data (In thousands, except share and per share data)	2017	2016	2015	2014
Total revenues	$270,910	$177,668	$174,498	$158,380	$24,289
Operating expenses	272,548	178,287	141,347	135,477	47,105
Operating income (loss)	(1,638)	(619)	33,151	22,903	(22,816)
Other (expense) income	(44,939)	(53,636)	(54,268)	(24,900)	2,019
Net loss	(46,577)	(54,255)	(21,117)	(1,997)	(20,797)
Net loss attributable to non-controlling interests	83	—	—	—	—
Net loss attributable to stockholders	$(46,494)	$(54,255)	$(21,117)	$(1,997)	$(20,797)

Other data:
Cash flows provided by (used in) operating activities	$92,464	$73,369	$89,458	$99,811	$(13,617)
Cash flows (used in) provided by investing activities	(19,159)	37,830	(61,718)	(490,814)	(1,225,532)
Cash flows (used in) provided by financing activities	(85,156)	(110,481)	35,887	364,587	1,340,325
Per share data:
Basic and diluted net loss per share	$(0.47)	$(0.83)	$(0.32)	$(0.03)	$(0.72)
Distributions declared per share	$1.47	$1.65	$1.65	$1.65	$1.65
Basic and diluted weighted-average shares outstanding	99,649,471	65,450,432	66,028,245	64,333,260	28,954,769

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.
Overview
American Finance Trust, Inc. (the “Company,” “we” “our” or “us”) is a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Mergers (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. Prior to the Mergers, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties. As of December 31, 2017, we owned 540 properties with an aggregate purchase price of $3.4 billion, comprised of 19.4 million rentable square feet, which were 95.2% leased, including 505 of net leased commercial properties (465 which are retail properties) and 35 retail properties which were acquired in the Mergers that are not net leased.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
On April 4, 2013, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 68.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts. The IPO closed in October 2013. As of December 31, 2017, we had 105.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to our distribution reinvestment plan (the “DRIP”), and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $1.7 billion. In 2017, we issued approximately 38.2 million shares of common stock pursuant to the Merger.
On March 17, 2017, our board of directors approved an Estimated Per-Share NAV equal to $23.37 as of December 31, 2016, which was published on March 20, 2017. We intend to publish an updated Estimated Per-Share NAV as of December 31, 2017 shortly following the filing of this Annual Report on Form 10-K and, thereafter, periodically at the discretion of the Board, provided that such estimates will be made at least once annually.
We have no employees. We have retained American Finance Advisors, LLC (our “Advisor”) to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business. Lincoln Retail REIT Services, LLC (“Lincoln”) and its affiliates provide services to the Advisor in connection with our retail properties acquired in the Mergers that are not net leased.
On August 8, 2017, our application to list our common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “AFIN” (the “Listing”), was approved by NASDAQ, subject to our being in compliance with all applicable listing standards on the date our common stock begins trading on NASDAQ. While we intend to list our common stock at a time yet to be determined by our board of directors, there can be no assurance as to when or if our common stock will commence trading or of the price at which our common stock may trade.

Completed Mergers
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company referred to as the “Merger Sub,” with the Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”) and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company’s common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
In addition, at the Effective Time, (i) each unit of partnership interest of the RCA OP designated as an OP unit issued and outstanding immediately prior to the Effective Time (other than those held by RCA as described in clause (ii) below) was automatically converted into 0.424 validly issued units of limited partnership interest of the OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the RCA OP designated as either an OP unit or a GP unit held by RCA and issued and outstanding immediately prior to the Effective Time was automatically converted into 0.385 validly issued units of limited partnership interest of the OP; (iii) each unit of partnership interest of the RCA OP designated as a Class B Unit held by RCA’s advisor and a sub- advisor issued and outstanding immediately prior to the Effective Time was converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”), and (iv) the interest of American Realty Capital Retail Advisor, LLC, the special limited partner of the RCA OP (the “RCA Advisor”), in the RCA OP was redeemed for a cash payment, determined in accordance with the existing terms of the RCA OP’s agreement of limited partnership.
In addition, as provided in the Merger Agreement, all outstanding restricted shares of RCA Common Stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
In 2017, we issued approximately 38.2 million shares of our common stock as consideration in the Merger and paid approximately $94.5 million as Cash Consideration.
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
The Advisor has informed us that the Advisor has engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. We have no direct obligation to Lincoln.

Accounting Treatment for the Mergers
The Mergers are accounted for under the acquisition method for business combinations pursuant to accounting principles generally accepted in the United States of America (“GAAP”), with the Company as the accounting acquirer of RCA. The consideration transferred by the Company to acquire RCA establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Effective Time. In determining the fair value of the consideration transferred, including the Stock Consideration and any non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. To the extent fair value of the Total Merger Consideration exceeds fair value of net assets acquired, any such excess represents goodwill. Alternatively, if fair value of net assets acquired exceeds fair value of the Total Merger Consideration, the transaction could result in a bargain purchase gain that is recognized immediately in earnings and attributable to the Company’s common stockholders. Measurement period adjustments to the estimated fair value of identifiable assets and liabilities of RCA, as well as adjustments to the Total Merger Consideration may change the determination and amount of goodwill and/or bargain purchase gain and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed.
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
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive loss.
Cost recoveries from tenants are included in operating expense reimbursements in our consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our results from operations because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower earnings on an annual basis.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to the results of operations.
Goodwill
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Impairment indicators may be an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2017, the Company used a qualitative assessment approach to determine whether it is more likely than not that the fair value of the reporting unit, which contains the Company’s goodwill, is less than its carrying value. Based on our assessment we determined that the Company’s goodwill was not impaired as of December 31, 2017, and no further analysis was required.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Merger, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
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
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Any excess of purchase price over the fair values of assets acquired and liabilities assumed are recorded as goodwill. Alternatively, if the fair value of net assets acquired exceeds the fair value of consideration paid, the transaction results in a bargain purchase gain that the Company recognizes immediately in earnings.
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
We were incorporated on January 22, 2013 and purchased our first property and commenced active operations on April 29, 2013. As of December 31, 2017, we owned 540 properties with an aggregate base purchase price of $3.4 billion, comprised of 19.4 million rentable square feet that were 95.2% leased on a weighted-average basis.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
There were 426 properties that we owned for the entirety of the years ended December 31, 2017 and 2016 (our “2016-2017 Same Store”), comprised of 11.0 million rentable square feet that were 99.9% leased. We acquired 35 retail properties in the Merger (the “Merger Acquisitions”), comprised of 7.5 million rentable square feet that were 87.6% leased as of December 31, 2017. Additionally, during 2016 and 2017, excluding properties acquired in the Merger, we acquired 79 properties (our “Acquisitions Since January 1, 2016”), comprised of 0.9 million rentable square feet that were 100.0% leased as of December 31, 2017. During 2016 and 2017, we sold 37 properties (our “Disposals Since January 1, 2016”), comprised of 2.1 million rentable square feet.

The following table summarizes our leasing activity during the year ended December 31, 2017:

	Year Ended December 31, 2017
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases (2)	12	58,651	$—	$925	$585	$9.97
Lease renewals/amendments (2)	69	1,527,746	28,727	27,465	7,397	4.84
Lease terminations	(9)	240,038	3,113	—	—	—
_____________________________________

(1)	Straight-line rental income.

(2)
New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2017, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2017.

Lease renewals/amendments in the table above includes an amendment to our lease with Sanofi US, which extended its remaining lease term from 9.0 years as of June 30, 2017 to 15.0 years as of December 31, 2017. In connection with the amendment, we paid a $6.1 million leasing commission, which has been capitalized to deferred costs, net on the accompanying consolidated balance sheet as of December 31, 2017 and will be amortized over the term of the lease. As of December 31, 2017, Sanofi US is our second largest tenant, representing 7.1% of total annualized straight-line rental income.
Rental Income
Rental income increased $75.9 million to $240.3 million for the year ended December 31, 2017, compared to $164.4 million for the year ended December 31, 2016. This increase in rental income was primarily due to $90.3 million of incremental income from the Merger Acquisitions, as well as a $5.6 million of incremental rental income from our acquisitions since January 1, 2017. These increases were partially offset by a decrease in rental income of $19.7 million from our disposals since January 1, 2017.
Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $17.3 million to $29.6 million for the year ended December 31, 2017, compared to $12.2 million for the year ended December 31, 2016. This increase was primarily driven by $25.2 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $7.9 million from our disposals since January 1, 2017. Our year-over-year Same Store operating expense reimbursements remained relatively consistent at $2.8 million.
Interest Income from Debt Investments
Interest income from debt investments were relatively flat for the year ended December 31, 2017, when compared to the year ended December 31, 2016. Interest income from debt investments related to our commercial real estate loan investments. For the year ended December 31, 2017, the average carrying value of our commercial mortgage loans was $15.8 million, with a weighted-average yield of 6.43%. For the year ended December 31, 2016, we had commercial mortgage loans with a weighted-average carrying value of $21.5 million and a weighted-average yield of 4.57%.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.9 million to $20.9 million for the year ended December 31, 2017, compared to $18.0 million for the year ended December 31, 2016. Prior to the effective time of the Merger, we paid our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the years ended December 31, 2017 and 2016. Please see Note 14 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.

Property Operating Expense
Property operating expense increased $29.0 million to $42.6 million for the year ended December 31, 2017, compared to $13.6 million for the year ended December 31, 2016. This increase was primarily driven by property operating expense of $37.4 million from the Merger Acquisitions, partially offset by a decrease of $8.8 million from our Disposals Since January 1, 2016. Our year-over-year Same Store property operating expense remained relatively consistent at $4.0 million. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $25.0 million of impairment charges during the year ended December 31, 2017, $4.5 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
The remaining $20.5 million of impairment charges were taken on held for use properties we sold during the year ended December 31, 2017 or that we owned as of December 31, 2017. Most of these properties are operated by SunTrust and had lease terms set to expire between December 31, 2017 and March 31, 2018. As of December 31, 2017, 14 of these SunTrust properties were either being marketed for sale or were subject to a LOI or a PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. See Note 4 — Real Estate Investments of the accompanying consolidated financial statements for further details. We determined, based on LOIs or PSAs entered into, that the carrying value of these properties exceeded their estimated fair values as of December 31, 2017. We incurred $27.3 million of impairment charges during the year ended December 31, 2016.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $2.3 million to $9.4 million for the year ended December 31, 2017, compared to $7.1 million for the year ended December 31, 2016. Acquisition and transaction related expenses for the year ended December 31, 2017 were primarily in connection with the Mergers. These costs include fees to the special committee’s financial advisor and legal counsel of $4.1 million, fees to transfer RCA’s mortgages and credit facility of $0.8 million and legal and other fees related to the Mergers of $0.5 million. Additionally, we incurred $4.0 million of costs related to our acquisition of 75 properties (excluding properties acquired in the Mergers) during the year ended December 31, 2017. Acquisition and transaction related expenses for the year ended December 31, 2016 were primarily in connection with the Merger.
General and Administrative Expense
General and administrative expense increased $9.4 million to $20.6 million for the year ended December 31, 2017, compared to $11.2 million for year ended December 31, 2016. This increase primarily related to an increase in the amount of expenses incurred by the Advisor and its affiliates that we are required to reimburse resulting from incremental personnel costs from the Merger, as well as an increase in legal and audit fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $52.9 million to $154.0 million for the year ended December 31, 2017, compared to $101.1 million for the year ended December 31, 2016. We incurred depreciation and amortization expense of $65.4 million for the approximately 10.5 months that we owned the properties acquired from RCA in the Merger and $2.3 million on our Acquisitions since January 1, 2017. Additionally, depreciation and amortization expense decreased $14.3 million on our disposals since January 1, 2017. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $6.1 million to $60.3 million for the year ended December 31, 2017, compared to $54.3 million for the year ended December 31, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as the Amended Credit Facility with an outstanding balance of $304.0 million. The Amended Credit Facility had an outstanding balance as of December 31, 2017 of $95 million. Additionally, we took out a $24.0 million mortgage during the third quarter of 2017 encumbering 23 Bob Evans properties. This increase was partially offset by the repayment of an $82.3 million mortgage secured by certain properties operated by C&S Wholesale Grocer that we sold during the quarter of 2017. During the year ended December 31, 2017, the weighted-average interest rate on the Amended Credit Facility and total mortgage notes payable was 4.68% and 2.48%, respectively, as compared to a weighted-average interest rate of 4.75% on our mortgage debt during the year ended December 31, 2016.

	Year Ended December 31,
	2017			2016
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage notes payable	$1,107,683	$52,377	4.68%	$1,045,695	$49,814	4.75%
Credit facility	$194,154	5,462	2.48%	$—	—	—%
Amortization of deferred financing costs		6,693			8,650
Amortization of mortgage premiums		(4,096)			(4,211)
Gain on derivative instruments		(131)			—
Interest Expense		$60,305			$54,253
Gain on Sale of Real Estate Investments
During the year ended December 31, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million. Additionally, we sold three properties leased to C&S Wholesale Grocer for a an aggregate contract price of $120.2 million, net of closing costs, resulting in a gain on sale of $8.6 million. We also sold 18 properties leased to SunTrust for an aggregate contract price of $14.6 million resulting in a gain on sale of $0.9 million and we sold one property leased to Stop & Shop for a contract price of $7.9 million, resulting in a gain on sale of $0.2 million. The gain on sale of real estate investments of $0.5 million for the year ended December 31, 2016 resulted from the sale of eight single-tenant net lease properties operated by SunTrust with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs.
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
There were 451 properties that we owned for the entirety of the years ended December 31, 2016 and 2015 (our “2015-2016 Same Store”) with an aggregate base purchase price of $2.1 billion, comprised of 13.0 million rentable square feet that were 100.0% leased. In February 2016, we acquired four properties (our “2016 Acquisitions) for an aggregate base purchase price of $34.4 million, comprised of 0.3 million rentable square feet. During 2016, we sold 12 properties (our “2016 Disposals”), which had an aggregate base purchase price of $31.8 million and consisted of 0.1 million rentable square feet, for an aggregate contract price of $30.2 million, inclusive of closing costs. Also during 2016, we amended terms on 160 of our leases with SunTrust (our “2016 Leasing Activity”), which in general extended the remaining lease terms of these leases, increasing our annualized straight-line rent from these properties. We did not purchase or sell any properties, or amend any lease terms during 2015.
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
Additionally, $1.3 million of impairment charges related to the loss on sale of four single-tenant net lease properties operated by SunTrust, which were sold during the year ended December 31, 2016. The remaining $1.4 million of impairment charges were a result of reclassifying two additional single-tenant net lease properties operated by SunTrust as assets held for sale as of December 31, 2016, as the carrying amount of the long-lived assets associated with these properties was greater than the Company’s estimate of their fair value less estimated costs to sell. We closed on the sale of these properties during the first quarter of 2017. No impairment charges were incurred during the year ended December 31, 2015.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $4.9 million to $7.1 million for the year ended December 31, 2016, compared to $2.2 million for the year ended December 31, 2015. Acquisition and transaction related expenses for the year ended December 31, 2016 were primarily due to costs incurred in connection with the Mergers of $6.5 million. These costs include fees to the special committee’s financial advisor and legal counsel of $4.3 million, legal and other costs related to preparing Merger agreements and preparing and filing our joint registration statement on Form S-4 of $1.6 million, proxy solicitation fees of $0.4 million and fees to the special committee of the board of directors for their review of the Mergers of $0.2 million. Additionally, we incurred costs in connection with our sales of real estate investments and commercial mortgage loans of $0.6 million. Acquisition and transaction related expenses for the year ended December 31, 2015 primarily related to acquisition fees, legal fees and other closing costs associated with the origination and acquisition of our Commercial Real Estate (“CRE”) Debt Investments and third party appraisal costs incurred in connection with our purchase price allocation procedures. There were no property acquisitions during the year ended December 31, 2015.
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
Cash Flows From Operating Activities
The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash flows provided by operating activities of $92.5 million during the year ended December 31, 2017 included a net loss of $46.6 million, adjusted for non-cash items of $161.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments. These operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $5.2 million, a decrease in accounts payable and accrued expenses of $7.8 million and a decrease in deferred rent and other liabilities of $9.4 million.

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
Cash Flows From Investing Activities
The net cash used in investing activities during the year ended December 31, 2017 of $19.2 million consisted of cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $149.3 million, deposits for real estate acquisitions of $0.6 million and capital expenditures of $8.9 million, partially offset by the sale of real estate investments of $190.8 million, cash acquired in the Merger of $26.2 million and proceeds from the settlement of CMBS of $17.2 million..
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
Cash Flows From Financing Activities
The net cash used in financing activities of $85.2 million during the year ended December 31, 2017 consisted primarily of payments on the Amended Credit Facility of $294.0 million, common stock repurchases of $29.1 million, cash distributions of $87.7 million, payments of deferred financing costs of $4.9 million and payments of mortgage notes payable of $21.8 million. These financing cash outflows were partially offset by proceeds from the Amended Credit Facility of $85.0 million and proceeds from mortgage notes payable of $267.4 million.
The net cash used in financing activities of $110.5 million during the year ended December 31, 2016 consisted primarily of cash distributions of $87.5 million, common stock repurchases of $16.3 million, payments of deferred financing costs of $5.7 million and payments of mortgage notes payable of $1.0 million.
Net cash provided by financing activities of $35.9 million during the year ended December 31, 2015 consisted primarily of proceeds from our mortgage notes payable of $780.0 million. These cash inflows were partially offset by cash distributions of $74.2 million, payments of deferred financing costs of $18.8 million, common stock repurchases of $31.7 million, payments on our credit facility of $423.0 million and payments of mortgage notes payable of $196.4 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from the Amended Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings. As of December 31, 2017, we had cash and cash equivalents of $107.7 million, including $17.6 million of cash proceeds received from common stock issued under the DRIP. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the “SRP”).

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
The Amended Credit Facility permits aggregate revolving loan borrowings of up to $325.0 million (subject to the value and debt service coverage ratio of the unencumbered asset pool comprising the borrowing base thereunder), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to lender consent and certain other conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of December 31, 2017, we had $95.0 million outstanding under the Amended Credit Facility at a weighted average interest rate of 2.48%, and our unused borrowing capacity was $230.0 million, based on the aggregate commitments under the Amended Credit Facility.
The Amended Credit Facility matures on May 1, 2018. If the Amended Credit Facility is not renewed on favorable terms or at all, and we are forced to seek alternative financing, this financing may not be available on favorable terms, in sufficient amounts or at all, and our business and results of operations could be adversely affected. Also, if the Amended Credit Facility is not renewed, and we use our available cash to repay it, this would require us to use substantially all of our available cash, and could adversely affect our ability to pay distributions and use cash for other corporate purposes.
Borrowings under the Amended Credit Facility bear interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on our consolidated leverage ratio.
The Amended Credit Facility requires us to pay interest quarterly for each base rate loan and periodically for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Upon the occurrence of an event of default, the requisite lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, together with certain of our subsidiaries guarantee the obligations under the Amended Credit Facility.
As of December 31, 2017, we had $1.3 billion of mortgage notes payable, net outstanding with a weighted average interest rate of 4.68%. As of December 31, 2016, we had $1.0 billion of mortgage notes payable outstanding, and a weighted-average interest rate of 4.75%. Using debt balances as of December 31, 2017, we had approximately $142.2 million of mortgage debt and borrowings under the Amended Credit Facility with principal payments due between December 31, 2017 and December 31, 2018.
As of December 31, 2017, we had $3.1 billion in real estate assets, net, and we had pledged $2.5 billion in real estate investments, net, as collateral for our mortgage notes payable and $682.2 million in real estate investments, net, were included in the unencumbered asset pool comprising the borrowing base under the Amended Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Amended Credit Facility.
On December 8, 2017, we entered into a $210.0 million mortgage loan agreement with a stated maturity of January 1, 2028 and a stated annual interest rate of 4.191%. This loan is secured by mortgages on 12 of our properties in eight states totaling approximately 2.4 million rentable square feet and requires monthly interest-only payments, with the principal balance due on the maturity date. At the closing of this loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $18.0 million of mortgage indebtedness secured by one of the mortgaged properties, and (ii) fund approximately $2.4 million in required reserves. The approximate $185.1 million balance available to us may be used for general corporate purposes. As of December 31, 2017, $210.0 million was outstanding under this loan.
One of our primary uses of cash during the year ended December 31, 2017 was for acquisitions of properties. At the closing of the Merger, we paid $94.5 million in Cash Consideration, as well as $917.0 million in Stock Consideration, in order to acquire all of the assets and liabilities of RCA, including 35 retail properties comprised of 7.5 million rentable square feet. In addition to the Merger, we have acquired 75 net leased commercial properties during the year ended December 31, 2017 for an aggregate contract price of $149.2 million, comprised of 0.6 million rentable square feet. These acquisitions were funded through a combination of mortgage debt, draws on the Amended Credit Facility, proceeds from dispositions of properties and available cash on hand.

During the year ended December 31, 2017, we closed on the sale of 25 properties, including 18 properties leased to SunTrust, for an aggregate contract price of $291.5 million, excluding closing related costs. These sales resulted in aggregate gains of $14.9 million. In connection with these sales, we repaid $103.0 million of mortgage debt, leaving net proceeds available for other uses of $188.5 million.
Subsequent Events
Subsequent to December 31, 2017, we purchased an additional 24 properties with an aggregate base purchase price of $43.7 million, excluding acquisition related costs. We also have entered into PSAs to acquire an additional 16 properties for an aggregate contract purchase price of approximately $28.5 million. We anticipate using available cash on hand, proceeds from dispositions of properties and proceeds from the Amended Credit Facility, to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
In addition, we sold six properties subsequent to December 31, 2017, with an aggregate contract sale price of $62.8 million. In connection with these sales, we repaid $39.4 million of mortgage debt, so no net proceeds were generated by the transaction. We also have entered into PSAs to dispose of an additional six properties for an aggregate contract sale price of approximately $14.2 million, including three properties leased to SunTrust for an aggregate contract sale price of approximately $2.6 million. These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
On February 15, 2018, we commenced the Offer. We made the Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the Offer will expire at 11:59 p.m., Eastern time, on March 27, 2018. Our board of directors has suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the Offer. Assuming we purchase the maximum number of shares we are offering to purchase, the amount payable by us including all applicable fees and expenses, will be approximately $14.4 million. We intend to fund this amount using our available cash on hand.
Non-GAAP Financial Measures
This section reports on non-GAAP financial measures, including funds from operations and modified funds from operations. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net loss, is provided below.
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
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net loss as determined under GAAP.
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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net loss (including gains or losses incurred on assets held for sale), gains or losses included in net loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net loss or loss from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net loss or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended				Year Ended December 31, 2017
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)	$(1,021)	$(15,367)	$(19,389)	$(46,494)
Gain on sale of real estate investments	(5,222)	(8,609)	(264)	(1,033)	(15,128)
Impairment charges	3,929	2,649	7,605	10,866	25,049
Depreciation and amortization	31,478	40,438	41,132	40,979	154,027
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)	(68)	(94)	(98)	(291)
FFO attributable to stockholders	19,437	33,389	33,012	31,325	117,163
Acquisition and transaction related fees and expenses	5,436	947	1,173	1,800	9,356
Amortization of market lease and other intangibles, net	(453)	(1,113)	(1,519)	(2,088)	(5,173)
Straight-line rent	(1,572)	(1,882)	(2,077)	(2,213)	(7,744)
Amortization of mortgage premiums on borrowings	(1,126)	(928)	(1,063)	(979)	(4,096)
Discount accretion on investment	(6)	(7)	(3)	(9)	(25)
Mark-to-market adjustments	(73)	(7)	(25)	(25)	(130)
Proportionate share of adjustments for non-controlling interests to arrive at MFFO	4	6	7	7	24
MFFO attributable to stockholders	$21,647	$30,405	$29,505	$27,818	$109,375
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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time prior to distributions being declared. Therefore, distribution payments are not assured.
During the year ended December 31, 2017, distributions paid to common stockholders totaled $143.5 million, including $55.9 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the year ended December 31, 2017, cash used to pay distributions was generated from cash flows provided by operations, proceeds from the DRIP and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2017
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders not reinvested in common stock	$17,167		$25,827		$23,016		$21,649		$87,659
Cash distributions reinvested in common stock issued under the DRIP	11,887		17,449		14,188		12,329		55,853
Total distributions paid	$29,054		$43,276		$37,204		$33,978		$143,512

Source of distribution coverage:
Cash flows provided by operations	$8,409	28.9%	$33,017	76.3%	$23,048	62.0%	$27,990	82.4%	$92,464	64.4%
Cash proceeds received from common stock issued under the DRIP	—	—%	10,259	23.7%	14,156	38.0%	5,988	17.6%	30,403	21.2%
Available cash on hand (1)	20,645	71.1%	—	—%	—	—%	—	—%	20,645	14.4%
Total sources of distributions	$29,054	100.0%	$43,276	100.0%	$37,204	100.0%	$33,978	100.0%	$143,512	100.0%

Cash flows provided by operations (GAAP basis)	$8,409		$33,017		$23,048		$27,990		$92,464
Net loss (in accordance with GAAP)	$(10,730)		$(1,023)		$(15,397)		$(19,427)		$(46,577)
_____________________

(1)
Consists of proceeds from sale of real estate investments and proceeds from financings. See Note 4 — Real Estate Investments to the accompanying consolidated financial statements for information on our sales of real estate investments, Note 8 — Mortgage Notes Payable of the accompanying consolidated financial statements for information on our mortgage loans outstanding and Note 9 — Credit Facility of the accompanying consolidated financial statements for information on amounts outstanding and availability under the Amended Credit Facility.

We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the distributions we pay to our stockholders. If we do not generate sufficient cash flows from our operations in the future we may have to reduce our distribution rate or continue to fund distributions from other sources, such as from borrowings or the sale of properties, loans or securities, and we may continue to fund distributions with the proceeds from issuances of common stock pursuant to our DRIP and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time to either reduce the amount of distributions that we pay or use other sources to fund distributions such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our DRIP. Funding distributions from borrowings could restrict the amount that we can borrow for investments. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability of affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

Share Repurchase Program
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. For additional information on the SRP, see Note 12 - Common Stock to the Company’s consolidated financial statements to this Annual Report on Form 10-K.

The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2017:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	8,082	$24.98
Year ended December 31, 2014	295,825	23.99
Year ended December 31, 2015	1,769,738	24.13
Year ended December 31, 2016	7,854	24.17
Year ended December 31, 2017 (1)	1,225,365	23.71
Cumulative repurchases as of December 31, 2017	3,306,864	$23.97
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2017, we were in compliance with the debt covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2017. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Principal on mortgage notes payable	$1,307,887	$47,197	$681,533	$285,940	$293,217
Interest on mortgage notes payable	260,036	59,704	109,745	31,126	59,461
Principal on credit facility (1)	95,000	95,000	—	—	—
Interest on credit facility	2,327	2,327	—	—	—
Ground lease rental payments due	18,433	1,427	2,656	1,819	12,531
	$1,683,683	$205,655	$793,934	$318,885	$365,209
____________________

(1)	Credit facility matures on May 1, 2018.

Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see table below:

Portfolio	Maturity	Anticipated Repayment
SunTrust Bank II	Jul. 2031	Jul. 2021
SunTrust Bank III	Jul. 2031	Jul. 2021
SunTrust Bank IV	Jul. 2031	Jul. 2021
Sanofi US I	Jul. 2026	Jan. 2021
Stop & Shop I	Jun. 2041	Jun. 2021
Bob Evans I	Sep. 2037	Sep. 2027

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
Related-Party Transactions and Agreements
Please see Note 14 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
As of December 31, 2017, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.3 billion and a fair value of $1.3 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $47.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $50.6 million.
As of December 31, 2017, our variable-rate debt consisted of our Amended Credit Facility, which had a carrying and fair value of $95.0 million. Interest rate volatility associated with the Amended Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2017 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Amended Credit Facility would increase or decrease our interest expense by $1.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Exchange Act, we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company’s internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements as of and for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K, and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and accordingly you will not find a report from KPMG LLP regarding the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 4th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.americanfinancetrust.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Additional information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders (the “Proxy Statement”).
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.

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
The following financial statement schedules are included herein beginning at page F-36 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (4)
Agreement and Plan of Merger, dated as of September 6, 2016, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

3.1 (2)	Articles of Amendment and Restatement
3.2 (1)	Third Amended and Restated Bylaws
3.3 (7)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL.
4.1 (4)	Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of September 6, 2016
4.2 (5)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of American Finance Operating Partnership, L.P., dated as of February 16, 2017
4.3 (9)	Amended and Restated Distribution Reinvestment Plan
4.4 (10)	First Amendment to Amended and Restated Distribution Reinvestment Plan
10.1 (4)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.2 (4)
Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.3 (4)
Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.4 (4)
Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC

10.5 (1)	Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company
10.6 (3)	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc.
10.7 (1)
Indemnification Agreement by and among the Company, Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

10.8 (1)	Indemnification Agreement by and between the Company and Herbert Vederman, dated May 14, 2015
10.9 (2)	Indemnification Agreement by and between the Company, Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.10 (2)	Indemnification Agreement by and between the Company and Lisa D. Kabnick, dated August 3, 2015
10.11 (6)
Agreement for Purchase and Sale of Real Property, dated as of October 12, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.12 (6)
First Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 11, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

Exhibit No.	Description
10.13 (6)
Second Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 18, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.14 (6)
Third Amendment to Agreement for Purchase and Sale of Real Property, dated as of November 23, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.15 (6)
Reinstatement and Fourth Amendment to Agreement for Purchase and Sale of Real Property, dated as of December 1, 2016, by and between ARC DB5PROP001, LLC, American Finance Operating Partnership, L.P. and Capital Commercial Investments, Inc.

10.16 (5)
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

10.17 (5)	Indemnification Agreement, dated as of February 16, 2017, by and between American Finance Trust, Inc. and Leslie D. Michelson and Edward G. Rendell
10.18 (7)	Indemnification Agreement between American Finance Trust, Inc. and Katie P. Kurtz
10.19 *	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.20 *	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.21 *
First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP

10.22 *	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
21.1 *	List of Subsidiaries
23.1 *	Consent of KPMG LLP
31.1 *
Certification of the Principal Executive Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of the Principal Financial Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of American Finance Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (8)	Second Amended and Restated Share Repurchase Program
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2016.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2017.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13, 2017.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

(9)	Filed as Appendix A to the Company’s Registration Statement on Form S-3 filed with the SEC on April 1, 2016.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2016.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2018.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2018
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
Katie P. Kurtz

/s/ David Gong	Lead Independent Director	March 16, 2018
David Gong

/s/ Stanley Perla	Independent Director	March 16, 2018
Stanley Perla

/s/ Lisa D. Kabnick	Independent Director	March 16, 2018
Lisa D. Kabnick

/s/ Leslie D. Michelson	Independent Director	March 16, 2018
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	March 16, 2018
Edward G. Rendell

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules titled Schedule III - Real Estate and Accumulated Depreciation - Part I, as of December 31, 2017, and Schedule III - Real Estate and Accumulated Depreciation - Part II, for the three-year period ended December 31, 2017 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

New York, New York
March 16, 2018

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments, at cost:
Land	$607,675	$328,656
Buildings, fixtures and improvements	2,449,020	1,395,602
Acquired intangible lease assets	454,212	300,129
Total real estate investments, at cost	3,510,907	2,024,387
Less: accumulated depreciation and amortization	(408,194)	(287,090)
Total real estate investments, net	3,102,713	1,737,297
Cash and cash equivalents	107,666	131,215
Restricted cash	19,588	7,890
Commercial mortgage loan, held for investment, net	—	17,175
Derivative assets, at fair value	23	—
Deposits for real estate acquisitions	565	—
Prepaid expenses and other assets	50,859	29,513
Goodwill	1,605	—
Deferred costs, net	8,949	3,767
Assets held for sale	4,682	137,602
Total assets	$3,296,650	$2,064,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$1,303,433	$1,032,956
Credit facility	95,000	—
Market lease liabilities, net	108,772	13,915
Accounts payable and accrued expenses (including $3,169 and $910 due to related parties as of December 31, 2017 and 2016, respectively)	27,355	13,553
Deferred rent and other liabilities	9,421	9,970
Distributions payable	11,613	9,199
Total liabilities	1,555,594	1,079,593

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 105,172,185 and 65,805,184 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,052	658
Additional paid-in capital	2,393,237	1,449,662
Accumulated other comprehensive income	95	—
Accumulated deficit	(657,874)	(465,454)
Total stockholders’ equity	1,736,510	984,866
Non-controlling interests	4,546	—
Total equity	1,741,056	984,866
Total liabilities and stockholders’ equity	$3,296,650	$2,064,459

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$240,264	$164,386	$160,865
Operating expense reimbursements	29,560	12,232	11,495
Interest income from debt investments	1,086	1,050	2,138
Total revenues	270,910	177,668	174,498

Operating expenses:
Asset management fees to related party	20,908	18,000	13,009
Property operating	42,594	13,614	13,258
Impairment charges	25,049	27,299	—
Acquisition and transaction related	9,356	7,063	2,220
General and administrative	20,614	11,168	11,314
Depreciation and amortization	154,027	101,143	101,546
Total operating expenses	272,548	178,287	141,347
Operating income (loss)	(1,638)	(619)	33,151
Other (expense) income:
Interest expense	(60,305)	(54,253)	(40,891)
Loss on extinguishment of debt	—	—	(7,564)
Loss on sale of commercial mortgage-backed securities	—	—	(1,585)
Distribution income from other real estate securities	—	—	363
Gain on sale of other real estate securities, net	—	—	738
Gain on sale of real estate investments	15,128	454	—
Loss on commercial mortgage loans held for sale	—	—	(5,476)
Other income	238	163	147
Total other expense, net	(44,939)	(53,636)	(54,268)
Net loss	(46,577)	(54,255)	(21,117)
Net loss attributable to non-controlling interests	83	—	—
Net loss attributable to stockholders	(46,494)	(54,255)	(21,117)

Other comprehensive gain (loss) income:
Change in unrealized gain on derivative	95	—	—
Change in unrealized loss on investment securities	—	—	(463)
Other comprehensive gain (loss)	95	—	(463)

Comprehensive loss attributable to stockholders	$(46,399)	$(54,255)	$(21,580)

Basic and diluted weighted-average shares outstanding	99,649,471	65,450,432	66,028,245
Basic and diluted net loss per share attributable to stockholders	$(0.47)	$(0.83)	$(0.32)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	65,257,954	$653	$1,437,147	$463	$(173,098)	$1,265,165	$—	$1,265,165
Common stock issued through distribution reinvestment plan	1,469,319	15	34,791	—	—	34,806	—	34,806
Common stock repurchases	(1,769,738)	(18)	(42,695)	—	—	(42,713)	—	(42,713)
Share-based compensation, net of forfeitures	3,721	—	51	—	—	51	—	51
Distributions declared	—	—	—	—	(108,980)	(108,980)	—	(108,980)
Net loss	—	—	—	—	(21,117)	(21,117)	—	(21,117)
Other comprehensive loss	—	—	—	(463)	—	(463)	—	(463)
Balance, December 31, 2015	64,961,256	650	1,429,294	—	(303,195)	1,126,749	—	1,126,749
Common stock issued through distribution reinvestment plan	848,059	8	20,491	—	—	20,499	—	20,499
Common stock repurchases	(7,854)	—	(190)	—	—	(190)	—	(190)
Share-based compensation	3,723	—	67	—	—	67	—	67
Distributions declared	—	—	—	—	(108,004)	(108,004)	—	(108,004)
Net loss	—	—	—	—	(54,255)	(54,255)	—	(54,255)
Balance, December 31, 2016	65,805,184	658	1,449,662	—	(465,454)	984,866	—	984,866
Issuance of common stock	38,210,213	382	916,664	—	—	917,046	—	917,046
Common stock issued through distribution reinvestment plan	2,373,256	24	55,829	—	—	55,853	—	55,853
Common stock repurchases	(1,225,365)	(12)	(29,046)	—	—	(29,058)	—	(29,058)
Share-based compensation, net of forfeitures	8,897	—	128	—	—	128	—	128
Distributions declared	—	—	—	—	(145,926)	(145,926)	—	(145,926)
Issuances of operating partnership units	—	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	—	(258)	(258)
Net loss	—	—	—	—	(46,494)	(46,494)	(83)	(46,577)
Other comprehensive income	—	—	—	95	—	95	—	95
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(46,577)	$(54,255)	$(21,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	85,175	66,831	66,946
Amortization of in-place lease assets	68,477	34,247	34,600
Amortization (including accelerated write-off) of deferred costs	7,068	8,716	12,663
Accretion of mortgage premiums on borrowings	(4,096)	(4,211)	(7,208)
Discount accretion and premium amortization on investments, net	(25)	(40)	(96)
Amortization (accretion) of market lease intangibles, net	(5,173)	477	1,666
Share-based compensation	128	67	51
Gain on sale of real estate investments	(15,128)	(454)	—
Impairment charges	25,049	27,299	—
Mark-to-market adjustments	(130)	—	—
Loss on sale of commercial mortgage-backed securities	—	—	1,585
Gain on sale of other real estate securities, net	—	—	(738)
Loss on commercial mortgage loans held for sale	—	—	5,476
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,169)	(8,882)	(7,878)
Accounts payable and accrued expenses	(7,780)	3,173	1,177
Deferred rent and other liabilities	(9,355)	401	2,331
Net cash provided by operating activities	92,464	73,369	89,458
Cash flows from investing activities:
Origination of commercial mortgage loans	—	—	(79,410)
Proceeds from sale of commercial mortgage loans	—	56,884	—
Proceeds from sale of commercial mortgage-backed securities	—	—	28,624
Proceeds from the settlement of CMBS	17,200	—	—
Purchase of commercial mortgage-backed securities	—	—	(30,198)
Capital expenditures	(8,917)	—	—
Investments in real estate and other assets	(149,337)	(34,244)	—
Proceeds from sale of real estate investments	190,801	15,190	—
Deposits for real estate acquisitions	(565)	—	—
Proceeds from sale of other real estate securities	—	—	19,266
Cash paid in merger transaction	(94,504)	—	—
Cash acquired in merger transaction	26,163	—	—
Net cash (used in) provided by investing activities	(19,159)	37,830	(61,718)
Cash flows from financing activities:
Proceeds from mortgage notes payable	267,350	—	780,000
Payments on mortgage notes payable	(21,841)	(1,014)	(196,431)
Proceeds from credit facility	85,000	—	—
Payments on credit facility	(294,000)	—	(423,000)
Payments of financing costs	(4,948)	(5,709)	(18,806)
Common stock repurchases	(29,058)	(16,253)	(31,725)
Distributions paid	(87,659)	(87,505)	(74,151)
Net cash (used in) provided by financing activities	(85,156)	(110,481)	35,887
Net change in cash, cash equivalents and restricted cash	(11,851)	718	63,627
Cash, cash equivalents and restricted cash, beginning of period	139,105	138,387	74,760
Cash, cash equivalents and restricted cash, end of period	$127,254	$139,105	$138,387
Supplemental Disclosures:
Cash paid for interest	$57,017	$49,140	$42,696
Cash paid for income taxes	$827	$739	$877
Accrued common stock repurchases	$—	$—	$16,063

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$921,930	$—	$—
Credit facility assumed or used to acquire investments in real estate	$304,000	$—	$—
Mortgage notes payable released in connection with disposition of real estate	$(103,041)	$(14,867)	$—
Mortgage notes payable assumed or used to acquire investments in real estate	$127,651	$—	$—
Premiums on assumed mortgage notes payable	$4,143	$—	$—
Common stock issued through distribution reinvestment plan	$55,853	$20,499	$34,806
Accrued capital expenditures	$933	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Mergers (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of December 31, 2017, the Company owned 540 properties, comprised of 19.4 million rentable square feet, which were 95.2% leased, including 505 net leased commercial properties (465 of which are retail properties) and 35 retail properties which were acquired in the Mergers.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. As of December 31, 2017, the Company had 105.2 million shares of common stock outstanding, including unvested restricted shares of common stock (“restricted shares”) and shares issued pursuant to the Company’s distribution reinvestment plan (the “DRIP”).
The Company has no employees. The Company has retained American Finance Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), as a result of which, they are related parties of the Company, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing the Company’s business.
On August 8, 2017, the Company’s application to list its common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “AFIN” (the “Listing”) was approved by NASDAQ, subject to the Company being in compliance with all applicable listing standards on the date its common stock begins trading on NASDAQ. While the Company intends to list its common stock at a time yet to be determined by its board of directors, there can be no assurance as to when or if the Company’s common stock will commence trading or of the price at which the Company’s common stock may trade.
Note 2 — Merger Transaction
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company referred to as the “Merger Sub,” with the Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”) and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Mergers on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company’s common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
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
December 31, 2017

In addition, as provided in the Merger Agreement, all outstanding restricted shares of RCA Common Stock previously issued by RCA became fully vested and entitled to receive the Merger Consideration.
The Company issued 38.2 million shares of its common stock as Stock Consideration and paid $94.5 million in Cash Consideration.
Prior to the Mergers, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to the Company, and previously provided such services to RCA, pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for limited partner interests in the OP designated as OP units (“OP Units”) and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The Advisor informed the Company that the Advisor engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Mergers. The Advisor informed the Company that the Advisor agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company has no direct obligation to Lincoln.
Accounting Treatment for the Mergers
The Mergers were accounted for under the acquisition method for business combinations pursuant to accounting principles generally accepted in the United States of America (“GAAP”), with the Company as the accounting acquirer of RCA. The consideration transferred by the Company to acquire RCA established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Effective Time. In determining the fair value of the consideration transferred, including the Stock Consideration and any non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. The fair value of the Total Merger Consideration that exceeded the fair value of net assets acquired, was recorded as goodwill.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table summarizes the estimated fair value of the consideration transferred pursuant to the Mergers and the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the Mergers.

(In thousands)	RCA
Total Consideration:
Fair value of the Cash Consideration, including redemption of fractional shares, as defined in the Merger Agreement	$94,504
Fair value of the Stock Consideration (2)	917,046
Fair value of the Partnership Merger Consideration	2
Fair value of the Class B Consideration	4,882
Fair value of the Total Merger Consideration	$1,016,434

Assets Acquired at Fair Value
Land	$282,063
Buildings, fixtures and improvements	1,079,944
Acquired intangible lease assets	178,634
Total real estate investments, at fair value	1,540,641
Cash and cash equivalents	21,922
Restricted cash	4,241
Prepaid expenses and other assets (1)	18,959
Goodwill (1)	1,605
Total assets acquired at fair value	1,587,368
Liabilities Assumed at Fair Value
Mortgage notes payable	127,651
Mortgage premiums	4,143
Credit facility	304,000
Market lease liabilities	104,840
Derivatives	203
Accounts payable and accrued expenses	21,291
Deferred rent and other liabilities	8,806
Total liabilities assumed at fair value	570,934
Net assets acquired	$1,016,434
_________________________________

(1)	Prepaid expenses and other assets includes a measurement period adjustment of $0.5 million that was recognized during the third quarter of 2017. As a result, goodwill was increased by $0.5 million.

(2)	Valued at $24.00 as of the date of the Merger.
As a result of the Merger, the Company recorded goodwill of $1.6 million, which is primarily attributable to expected synergies from combining operations of the Company and RCA.
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, specifically the presentation of mortgage premiums, net, related to mortgage notes payable which is presented as a reduction of the carrying amount of mortgage notes payable.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP.
Purchase Accounting
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired, including those acquired in the Mergers, based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases as applicable.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset.
Goodwill
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Impairment indicators may be an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2017, the Company used a qualitative assessment approach to determine whether it is more likely than not that the fair value of the reporting unit, which contains the Company’s goodwill, is less than its carrying value. Based on our assessment we determined that the Company’s goodwill was not impaired as of December 31, 2017, and no further analysis was required.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Non-controlling interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net loss based on their share of equity ownership.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Commercial Mortgage Loans
Commercial mortgage loans held for investment purposes are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income from debt investments in the Company’s consolidated statements of operations and comprehensive loss. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income from debt investments in the Company’s consolidated statements of operations and comprehensive loss.
Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2017, the Company had cash and cash equivalents of $107.7 million of which $105.9 million were in excess of the amount insured by the FDIC. As of December 31, 2016, the Company had cash and cash equivalents of $131.2 million of which $130.7 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Costs, Net
Deferred costs, net consists of deferred leasing costs, net of accumulated amortization. Deferred leasing costs consist primarily of lease commissions and payments made to execute new leases and are deferred and amortized over the term of the lease.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2017, approximately $0.8 million in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company’s allowance for uncollectible accounts or records a direct write-off of the receivable in the Company’s consolidated statements of operations and comprehensive loss.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized in accordance with the service period required or when the requirements for exercise of the award have been met (See Note 16 — Share-Based Compensation).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. The Company believes that, commencing with such taxable year, it has been organized and has operated in a manner so that it qualifies for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. The Company is not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect its ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to the Company’s qualification as a REIT. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of distributions payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
The following table details from a tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Return of capital	82.7%	$1.22	76.0%	$1.25	89.9%	$1.48
Ordinary dividend income	17.3%	0.25	24.0%	0.40	10.1%	0.17
Total	100.0%	$1.47	100.0%	$1.65	100.0%	$1.65
Per Share Data
Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.
Recently Issued Accounting Pronouncements
Adopted as of December 31, 2017:
In October 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control, which provides guidance relating to interests held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The provisions of this guidance became effective on January 1, 2017, and the adoption did not have an impact on the Company’s consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company adopted this guidance effective December 31, 2017, using a retrospective transition method. As a result, the Company adjusted it statements of cash flows for the years ended December 31, 2016 and 2015 to include $7.9 million restricted cash, in each of those years, in the beginning and ending cash balances and remove transfers of $3,000 and $7.9 million, respectively, between cash and restricted cash from financing activities.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists to when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance is effective for reporting periods beginning after December 15, 2019, and the amendments will be applied prospectively. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the new guidance effective January 1, 2017 and the adoption had no impact on the Company’s consolidated financial statements.
Pending Adoption as of December 31, 2017:
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach and it did not have an impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for some properties in which it has ground leases as of December 31, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The company is currently evaluating the impact of this new guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will apply the new guidance beginning in the first quarter of 2018, with reclassification of prior period amounts where applicable, and it does not expect the provisions to have a material impact on its statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company will adopt this guidance effective January 1, 2018, and the amendments will be applied prospectively. The Company has assessed this revised guidance and expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The revised guidance is effective for reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4 — Real Estate Investments
The Company owned 540 properties, which were acquired for investment purposes, as of December 31, 2017. The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2017 and 2016. No properties were acquired during the year ended December 31, 2015.

(Dollar amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Real estate investments, at cost:
Land	$313,423	$1,729
Buildings, fixtures and improvements	1,176,909	29,664
Total tangible assets	1,490,332	31,393
Acquired intangibles: (1)
In-place leases	177,152	3,162
Above-market lease assets	22,934	548
Below-market ground lease asset	1,233	—
Above-market ground lease liability	—	(85)
Below-market lease liabilities	(106,513)	(774)
Total intangible assets, net	94,806	2,851
Credit facility assumed in the Merger	(304,000)	—
Mortgage notes payable assumed in the Merger	(127,651)	—
Premiums on mortgage notes payable assumed in the Merger	(4,143)	—
Other assets acquired and (liabilities assumed) in the Merger, net	16,427	—
Consideration paid for acquired real estate investments, net of liabilities assumed	$1,165,771	$34,244
Number of properties purchased	110	4
_____________________________________
(1) Weighted-average remaining amortization periods for in-place leases, above-market lease assets, below-market ground lease asset, and below-market lease liabilities acquired during the year ended December 31, 2017 were 7.5 years, 9.2 years, 38.5 years, and 18.9 years, respectively, as of each property’s respective acquisition date.
Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$421,369	$140,085	$281,284	$286,548	$95,547	$191,001
Above-market leases	31,610	11,309	20,301	13,581	8,106	5,475
Below-market ground lease asset	1,233	28	1,205	—	—	—
Total acquired intangible lease assets	$454,212	$151,422	$302,790	$300,129	$103,653	$196,476

Intangible liabilities:
Above-market ground lease liability	$85	$3	$82	$85	$1	$84
Below-market lease liabilities	119,249	10,559	108,690	18,443	4,612	13,831
Total acquired intangible lease liabilities	$119,334	$10,562	$108,772	$18,528	$4,613	$13,915

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
In-place leases	$68,477	$34,247	$34,600
Total added to depreciation and amortization	$68,477	$34,247	$34,600

Above-market leases	$(6,007)	$(2,943)	$(3,006)
Below-market lease liabilities	11,212	2,465	1,340
Total deducted from rental income	$5,205	$(478)	$(1,666)

Below-market ground lease asset	$(28)	$—	$—
Above-market ground lease liability	(2)	(1)	—
Total deducted from property operating expense	$(30)	$(1)	$—
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	2018	2019	2020	2021	2022
In-place leases	$53,958	$43,803	$34,779	$29,792	$25,665
Total to be added to depreciation and amortization	$53,958	$43,803	$34,779	$29,792	$25,665

Above-market leases	$(4,086)	$(3,243)	$(2,422)	$(2,092)	$(1,712)
Below-market lease liabilities	9,005	8,308	7,587	6,876	6,466
Total to be added to rental income	$4,919	$5,065	$5,165	$4,784	$4,754

Below-market ground lease asset	$32	$32	$32	$32	$32
Above-market ground lease liability	(2)	(2)	(2)	(2)	(2)
Total to be deducted from property operating expense	$30	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2017 had been consummated on January 1, 2016:

	Year Ended December 31,
(In thousands, except per share data)	2017 (1)	2016
Pro forma revenues	$293,768	$276,972
Pro forma net loss	$(38,113)	$(11,042)
Basic and diluted pro forma net loss per share	$(0.36)	$(0.11)
_____________________

(1)
For the year ended December 31, 2017, aggregate revenues and net income derived from the Company’s 2017 acquisitions (for the Company’s period of ownership) were $121.3 million and $11.6 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2018	$226,031
2019	217,134
2020	200,437
2021	188,135
2022	176,879
Thereafter	983,105
$1,991,721
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	December 31,
Tenant	2017	2016
SunTrust Bank	11.2%	17.7%
Sanofi US	*	11.4%
C&S Wholesale Grocer	*	10.2%
_____________________

*	Tenant’s annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2017 and 2016.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis each represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2017 and 2016:

	December 31,
State	2017	2016
New Jersey	*	20.0%
Georgia	*	11.0%
_____________________

*	State’s annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2017 and 2016.
Real Estate Held For Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017 and 2016, there were four and five properties, respectively, classified as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2017 and 2016.

(Dollar amounts in thousands)	December 31, 2017	December 31, 2016
Real estate investments held for sale, at cost:
Land	$1,453	$7,225
Buildings, fixtures and improvements	4,677	142,798
Acquired intangible lease assets	1,252	18,145
Total real estate assets held for sale, at cost	7,382	168,168
Less accumulated depreciation and amortization	(2,666)	(29,213)
Total real estate investments held for sale, net	4,716	138,955

Impairment charges related to properties reclassified as held for sale	(34)	(1,353)
Assets held for sale	$4,682	$137,602
Real Estate Sales
During the year ended December 31, 2017, the Company closed on the sale of 25 properties, including 18 properties operated by SunTrust Banks, Inc. (“SunTrust”) (as discussed below), for an aggregate contract price of $291.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $14.9 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The Company recorded impairment charges of $4.5 million upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal, which are recorded in impairment charges in the Company’s consolidated statement of operations and comprehensive loss.
During the year ended December 31, 2016, the Company closed on the sale of 12 properties operated by SunTrust for an aggregate contract price of $30.2 million, exclusive of closing costs. The sale of these properties resulted in impairment charges of $1.3 million and a gain on sale of real estate investments of $0.5 million.
The disposal of these properties did not represent a strategic shift. Accordingly, the operating results of the properties sold remained classified within continuing operations for all periods presented until the date of disposal.
Impairment of Held for Use Real Estate Investments
As of December 31, 2017 and 2016, the Company owned 41 and 57 held for use single-tenant net lease properties operated by SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use SunTrust properties noted above, the Company has executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As a result of its consideration of impairment its SunTrust and other held for use properties, the Company recognized impairment charges of $20.5 million, which included impairments of $16.2 million on 32 of the 41 held for use SunTrust properties during the year ended December 31, 2017 as their carrying value exceeded their estimated fair values. As of December 31, 2016, the carrying value of 43 of the 57 held for use SunTrust properties noted above exceeded their estimated fair values and recognized an aggregate impairment charge of $24.7 million during the year ended December 31, 2016. No impairment was recognized on properties held for use during the year ended December 31, 2015. These amounts are recorded in impairment charges in the Company’s consolidated statement of operations and comprehensive loss.
Property Damage
During the year ended December 31, 2017, one of the Company’s properties, Southroads Shopping Center, sustained damage from a tornado. The property is covered by insurance for property damage, subject to normal deductibles. Accordingly, damage will be covered by insurance proceeds, and the Company does not expect any significant exposure to loss related to this property. As a result of the damage, the Company wrote off the carrying value of the damages to the property, which was estimated to be $5.6 million, and has received an insurance reimbursement of approximately $4.6 million as of December 31, 2017.
Note 5 — Commercial Mortgage Loans
The following table is a summary of the Company’s commercial loan portfolio as of December 31, 2016. The Company did not own any commercial mortgage loans as of December 31, 2017.

		December 31, 2016
Loan Type	Property Type	Par Value	Percentage
		(In thousands)
Senior (1)	Student Housing — Multifamily	$17,200	100.0%
		$17,200	100.0%
_____________________________________

(1)	This loan was repaid by the borrower during the year ended December 31, 2017.
For the years ended December 31, 2017 and 2016, the activity in the Company’s commercial mortgage loans, held for investment, was as follows:

(In thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$17,175	$17,135
Discount accretion and premium amortization (1)	25	40
Principal repayments	(17,200)	—
Ending balance	$—	$17,175
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Note 6 — Commercial Mortgage-Backed Securities
The following table details the realized loss on commercial mortgage-backed securities (“CMBS”) sold during the year ended December 31, 2015. No CMBS were acquired or sold during the years ended years ended December 31, 2017 and 2016:

(In thousands)	Amortized Cost	Sale Price	Realized Loss
Year Ended December 31, 2015	$30,209	$28,624	$1,585
The Company did not have any investments in CMBS as of December 31, 2017 or 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7 — Other Real Estate Securities
The following table details the realized gains on sale of the Company’s other real estate securities, which consisted of redeemable preferred stock, during the year ended December 31, 2015. There were no other real estate securities sold during the years ended December 31, 2017 and 2016:

(In thousands)	Aggregate Cost Basis	Sale Price	Realized Gain, Net
Year Ended December 31, 2015	$18,528	$19,266	$738
As of December 31, 2017 and 2016, the Company had no investments in other real estate securities.
Note 8 — Mortgage Notes Payable
The Company’s mortgage notes payable as of December 31, 2017 and 2016 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2017	2016	2017		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,470	$7,841	5.93%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	27	21,243	25,000	5.50%		Fixed	Jul. 2031	Jul. 2021
C&S Wholesale Grocer I (1)	—	—	82,313	—%		Fixed	Apr. 2037	Apr. 2017
SunTrust Bank III	100	79,729	88,567	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	27	22,756	21,243	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	37,562	38,271	5.63%		Fixed	Jun. 2041	Jun. 2021
Mortgage Loan I	264	638,115	649,532	4.36%		Fixed	Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	—	4.66%		Fixed	Jul. 2018	Jul. 2018
Tiffany Springs MarketCenter	1	33,802	—	3.92%		Fixed (3)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	23,002	—	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	40,858	—	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	—	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	—	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	—	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	485	1,307,887	1,037,767	4.62%	(2)
Deferred financing costs, net of accumulated amortization (4)		(15,182)	(15,492)
Mortgage premiums, net		10,728	10,681
Mortgage notes payable, net		$1,303,433	$1,032,956
_____________________________________

(1)	The Company paid off the full mortgage balance secured by the C&S Wholesale Grocer properties on April 19, 2017.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of entering into a swap agreement, which is included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2017.

(4)
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017 and 2016, the Company had pledged $2.5 billion and $1.9 billion, respectively, in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2017, $682.2 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Amended Credit Facility (see Note 9 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Amended Credit Facility.
On December 8, 2017, the Company paid off the full mortgage balance of $18.0 million secured by the San Pedro Crossing property with the proceeds from the Mortgage Loan II described below. The debt was assumed in connection with the RCA merger on February 16, 2017 with a principal balance of $18.0 million. As of December 31, 2017, there were no amounts outstanding under the San Pedro Crossing loan.
Mortgage Loan I
During August 2015, certain subsidiaries of the Company entered into a $655.0 million mortgage loan agreement (“Mortgage Loan I”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the “Lenders I”). The Mortgage Loan I has a stated maturity of September 6, 2020 and a stated annual interest rate of 4.30%. As of December 31, 2017, the Mortgage Loan I was secured by mortgage interests in 264 of the Company’s properties. As of December 31, 2017, the outstanding balance under the Mortgage Loan I was $638.1 million.
At the closing of the Mortgage Loan I, the Lenders I placed $42.5 million of the proceeds from the Mortgage Loan I in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of December 31, 2017, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company. As of December 31, 2016, $7.9 million of the proceeds from the Mortgage Loan I remained in escrow and is included in restricted cash on the consolidated balance sheet as of December 31, 2016. There have been no material changes in escrow balances or restricted cash related to the Mortgage Loan I for the year ended December 31, 2017.
Mortgage Loan II
On December 8, 2017, certain subsidiaries of the Company entered into a $210.0 million loan agreement (“Mortgage Loan II”) with Societe Generale and UBS AG (collectively, the “Lenders II”). The Mortgage Loan II has a stated maturity of January 1, 2028 and a stated annual interest rate of 4.19%. The Mortgage Loan II requires monthly interest-only payments, with the principal balance due on the maturity date. As of December 31, 2017, the Mortgage Loan II was secured by mortgage interests in 12 of the Company’s properties in eight states totaling approximately 2.4 million rentable square feet and it had an outstanding balance of $210.0 million.
The Mortgage Loan II permits the Lenders II to securitize the loan or any portion thereof. At the closing of the Mortgage Loan II, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $18 million of mortgage indebtedness secured by one of the Mortgaged Properties, and (ii) fund approximately $2.4 million in deposits required to be made at closing into reserve accounts required under the Loan Agreement with respect to repairs, outstanding leasing costs, real estate taxes and insurance premiums, among other things. The approximate $185.1 million balance available to the Company may be used for general corporate purposes, including to make future acquisitions.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to December 31, 2017 and thereafter:

(In thousands)	Future Principal Payments
2018	$47,197
2019	2,533
2020	679,000
2021	284,870
2022	1,070
Thereafter	293,217
$1,307,887
The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2017, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9 — Credit Facility
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
The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to the value and debt service coverage ratio of the unencumbered asset pool comprising the borrowing base thereunder), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to lender consent and certain other conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. As of December 31, 2017, the Company’s unused borrowing capacity was $230.0 million, based on the aggregate commitments under the Amended Credit Facility.
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
In connection with the Mergers, the Company assumed the outstanding balance on the Amended Credit Facility of $304.0 million. During the year ended December 31, 2017, the Company paid down $294.0 million, and subsequently drew $85.0 million, leaving an outstanding balance of $95.0 million as of December 31, 2017.
The Amended Credit Facility contains various customary covenants, including but not limited to financial maintenance covenants with respect to maximum consolidated leverage and consolidated secured leverage, minimum fixed charge coverage, a maximum ratio of other recourse debt to total asset value and minimum net worth. As of December 31, 2017, the Company was in compliance with the financial covenants under the Amended Credit Facility.
Note 10 — Fair Value Measurements
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
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company’s derivative instrument is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The Company had impaired real estate investments held for sale, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of December 31, 2017 and 2016. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
The Company also had impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2017 and 2016. The Company recognized an aggregate impairment charge of $24.7 million during 2016 related to real estate investments held for use. During the year ended, December 31, 2017, the Company recognized additional impairment charges of $20.5 million related to real estate investments held for use. See Note 4 — Real Estate Investments for additional information on impairment charges incurred by the Company.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2017
Impaired real estate investments held for sale	$—	$432	$—	$432
Impaired real estate investments held for use	—	20,434	10,330	30,764
Interest rate swaps	—	23	—	23
Total	$—	$20,889	$10,330	$31,219

December 31, 2016
Impaired real estate investments held for sale	$—	$961	$—	$961
Impaired real estate Investments held for use	—	6,525	45,032	51,557
Total	$—	$7,486	$45,032	$52,518
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of December 31, 2017 and 2016 are reported in the following table:

		December 31, 2017		December 31, 2016
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,307,887	$1,332,240	$1,048,448	$1,076,065
Credit facility	3	$95,000	$95,000	$—	$—
Commercial mortgage loan, held for investment	3	$—	$—	$17,175	$17,200
The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management’s estimates of market interest rates. Advances under the Amended Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets since assumption. The fair value of the commercial mortgage loan was estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of investments.
Note 11 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Non-designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017. There were no gains or losses on non-designated hedging relationships during the years ended December 31, 2016 and 2015.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $96,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
As of December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk. The Company had no derivatives outstanding as of December 31, 2016:

	December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheet as of December 31, 2017. The Company had no derivatives outstanding as of December 31, 2016:

(In thousands)	Balance Sheet Location	December 31, 2017
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$23
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2017. There was no gain or loss recognized on interest rate derivatives during the year ended December 31, 2016:

(In thousands)	Year Ended December 31, 2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$56
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense	$(39)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2017, the Company had no derivatives in a net liability position. As a result, there is no termination value associated with the settlement of the company’s obligations under the agreement, and the Company has not posted any collateral related to the agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 12 — Common Stock
As of December 31, 2017 and 2016, the Company had 105.2 million and 65.8 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In April 2013, the Company’s board of directors authorized a monthly distribution equivalent to $1.65 per annum, per share of common stock. Effective July 1, 2017, the Company’s board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock. Distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
On March 17, 2017, the Company’s board of directors approved an estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) as of December 31, 2016, which was published on March 20, 2017. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company’s board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the price at which the Company’s common stock would trade on a national securities exchange or the per-share price a third party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 that would have affected the Company’s net asset value.
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share. See Note 19 - Subsequent Events for further discussion.
Share Repurchase Program
The Company’s board of directors has authorized the Company to repurchase shares pursuant to its share repurchase program (as amended and restated, the “SRP”), which permits investors to sell their shares back to the Company after they have held them for at least one year, subject to certain conditions and limitations. The Company may repurchase shares on a semiannual basis, in its sole discretion, at each six-month period ending June 30 and December 31.
On June 14, 2017, the Company announced that its board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions would be considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
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
In the case of requests for death or disability, the repurchase price per share is equal to the Estimated Per-Share NAV applicable on the last day of the semiannual period, as described below.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company’s board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2017:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	303,907		$24.01
Year ended December 31, 2015	1,769,738		24.13
Year ended December 31, 2016	7,854		24.17
Year ended December 31, 2017	1,225,365	(1)	23.71
Cumulative repurchases as of December 31, 2017	3,306,864		$23.97
___________________________________

(1)
Excludes unapproved repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. During the year ended December 31, 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders. No repurchases have been or will be made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP.

On February 15, 2018, in connection with the commencement of the tender offers described above to purchase 1,000,000 shares of the Company’s common stock, the Company’s board of directors suspended the SRP and will not accept repurchase requests under the SRP during the pendency of the Company’s tender offer. See Note 19 - Subsequent Events for further discussion.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company’s stockholders may elect to reinvest distributions by purchasing shares of common stock. The DRIP was suspended following the payment of the Company’s June 2015 distribution on July 1, 2015. On April 1, 2016, the Company reinstated the DRIP and registered an additional 7.7 million shares of common stock, offered at the then-current Estimated Per-Share NAV, for use under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-210532). On August 30, 2016, in consideration of the Merger, the Company’s board of directors determined to suspend the DRIP effective immediately. Following the effectiveness of the joint proxy statement/prospectus relating to the Mergers on December 16, 2016, the Company reinstated the DRIP.
No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within equity in the accompanying consolidated balance sheets in the period distributions are declared. During the year ended December 31, 2017, approximately 2.4 million shares of common stock were issued pursuant to the DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018	$1,427
2019	1,437
2020	1,219
2021	901
2022	918
Thereafter	12,531
$18,433
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The Amended Complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment.  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint, which motions are pending.  Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. The complaint, as amended, alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint alleges violations of Sections 14(a), 20(a) and 20(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by the Company, as well as the Advisor, AR Global and Messrs. Schorsch and Kahane as control persons, and breaches of fiduciary duty by the Advisor, aided and abetted by AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the complaint is without merit and intends to defend vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.
Note 14 — Related Party Transactions and Arrangements
As of December 31, 2017 and 2016, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 8,888 shares of the Company’s outstanding common stock and owned 90 units of limited partner interests in the OP (“OP Units”). After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the IPO. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr.). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
Fees and Participations Incurred in Connection With the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “Original A&R Advisory Agreement”), by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded the Original A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company’s charter, which were approved by the Company’s stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement of 20 years began on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective upon the Effective Time of the Mergers. Under the Third A&R Advisory Agreement, the Company has the right to internalize the services and terminate the Advisory Agreement, referred to as an “internalization,” after January 1, 2018 as long as (1) more than 67% of the Company’s independent directors approve the internalization; (2) the Company provides written notice to the Advisor; and (3) the Company pays the Advisor a fee equal to (a) $15.0 million plus (b) either (x) if the internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (c)(x) 1% of the purchase price (excluding the portion of the purchase price funded with equity proceeds raised prior to the end of the fiscal quarter in which the notice of election occurs) of each acquisition or merger that occurs between the end of the fiscal quarter in which notice is given and the internalization and (y) without duplication, 1% of the amount of new equity raised by the Company between the end of the fiscal quarter in which notice is given and the internalization. Subject Fees means (I) (A) all amounts payable pursuant to the Advisory Agreement and the property management and leasing agreement (the “Property Management Agreement”) with the Property Manager for the fiscal quarter in which notice occurs multiplied by (B) four plus (II) without duplication, the annual increase in the base management fee resulting from the amount of new equity raised by the Company within the fiscal quarter in which notice occurs, as described above. The initial term of the Third A&R Advisory Agreement, which commenced upon the Effective Time, extends to April 29, 2035, and is automatically renewable for another 20-year term upon each 20-year anniversary.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing coordination fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the Company’s total portfolio contract purchase price or 4.5% of the amount advanced for the Company’s total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units.” The Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “economic hurdle”); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the economic hurdle described above has been met.
As of December 31, 2017, in aggregate, the Company’s board of directors had approved and the Company had issued 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of December 31, 2017, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the years ended December 31, 2017, 2016 and 2015. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Pursuant to an Amendment (the “Amendment”) to the Original A&R Advisory Agreement entered into in April 2015, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the “OP Agreement”) through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to (x) 15.0% of the applicable quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings are defined as, for the applicable period, GAAP net income or loss excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains, losses or other non-cash items recorded in net loss for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairment of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses. The Company did not incur a variable management fee during the years ended December 31, 2017, 2016 and 2015.
On September 6, 2016, the RCA Advisor, as RCA’s former property manager and leasing agent, assigned RCA’s existing property management agreement (the “Target Property Management Agreement”) and existing leasing agreement (the “Target Leasing Agreement”) to the Property Manager, in respect of (1) the properties owned by RCA prior to the Merger, and (2) any existing anchored, retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Target Property Management Agreement and the Target Leasing Agreement, (collectively, the “Target Properties”). The Target Property Management Agreement and the Target Leasing Agreement became effective at the Effective Time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company reimburses the Advisor’s costs of providing administrative services. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $7.8 million, $2.9 million and $1.2 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the years ended December 31, 2017, 2016 and 2015.
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s exclusive service agreement with Lincoln:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2017	2016	2015	2017	2016
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$180	$—	$1,330	$9	$—
Financing coordination fees	—	—	5,850	—	—
Ongoing fees:
Asset management fees	20,908	18,000	13,009	408	—
Property management and leasing fees	7,167	—	—	1,114	—
Professional fees and other reimbursements (2)	8,540	3,104	4,020	1,522	763
Distributions on Class B Units (2)	1,551	1,736	1,573	116	147
Total related party operation fees and reimbursements	$38,346	$22,840	$25,782	$3,169	$910
_________________________________

(1)
Acquisition fees and expenses from related parties of $0.9 million and $0.2 million were recognized in acquisition and transaction related expense on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2015 and December 31, 2017, respectively. In addition, for the years ended December 31, 2015, the Company capitalized $0.4 million of acquisition expenses to the Company’s consolidated balance sheet, which are amortized over the life of each investment using the effective interest method. No acquisition expenses were capitalized during the years ended December 31, 2017 and 2016.

(2)	These costs are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
The predecessor to AR Global was party to a services agreement with RCS Advisory Services, LLC (“RCS Advisory”), a subsidiary of RCAP, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. (“DST”), a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Fees Incurred in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
In connection with the Listing, the Company, as the general partner of the OP, would cause the OP to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP’s obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the gross proceeds (“Gross Proceeds”) of all public and private offerings, including issuance of the Company’s common stock pursuant to a merger or business combination (an “Offering”) plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of common stock in an Offering, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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
The Special Limited Partner will have the right to receive distributions of “Net Sales Proceeds,” as defined in the Listing Note, until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert the entire Special Limited Partner interest into OP Units. OP Units are convertible into shares of the Company’s common stock in accordance with the terms governing conversion of OP Units into shares of common stock and contained in the Second Amended and Restated Agreement of Limited Partnership of the OP by the Company, as general partner of its OP, with the limited partners party thereto (the “Second A&R OP Agreement”), which will be entered into at Listing.
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
Under the Original A&R Advisory Agreement, the Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the year ended December 31, 2016, the Company incurred $0.6 million of real estate commissions from the Advisor for its services in connection with the sale of real estate investments. The impact of the real estate commissions is included in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. No such commissions were incurred during the years ended December 31, 2017 and 2015. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
Note 15 — Economic Dependency
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16 — Share-Based Compensation
Restricted Share Plan
The Company had an employee and director incentive restricted share plan (the “Original RSP”), which provided for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders’ meeting. Restricted shares issued to independent directors vest over a five-year period following the date of grant in increments of 20.0% per annum. The Original RSP provided the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to other entities that provide services to the Company. The total number of shares of common stock granted under the Original RSP could not exceed 5.0% of the Company’s shares of common stock on a fully diluted basis at any time, and in any event could not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the board. The Company accounts for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
In April 2015, the board of directors adopted an Amended and Restated RSP (the “A&R RSP”) that replaces in its entirety the Original RSP. The A&R RSP amends the terms of the Original RSP as follows:

•
it increased the number of shares of Company capital stock, par value $0.01 per share (the “Capital Stock”), available for awards thereunder from 5.0% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time, not to exceed 3.4 million shares of Capital Stock, to 10.0% of the Company’s outstanding shares of Capital Stock on a fully diluted basis at any time;

•	it removed the fixed amount of shares that were automatically granted to the Company’s independent directors; and

•	it added restricted stock units (including dividend equivalent rights thereon) as a permitted form of award.
The following table reflects restricted share award activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	4,799	$22.50
Granted	6,240	24.04
Vested	(1,067)	22.50
Forfeited	(2,517)	23.83
Unvested, December 31, 2015	7,455	23.34
Granted	3,723	24.17
Vested	(1,811)	23.19
Unvested, December 31, 2016	9,367	23.70
Granted	8,897	23.59
Vested	(2,556)	23.47
Unvested, December 31, 2017	15,708	$23.67
As of December 31, 2017, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted stock awards granted. That cost is expected to be recognized over a weighted-average period of 2.8 years.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $128,000, $67,000 and $51,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2017, 2016 and 2015.
Note 17 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Basic and diluted net loss attributable to stockholders (in thousands)	$(46,494)	$(54,255)	$(21,117)
Basic and diluted weighted-average shares outstanding	99,649,471	65,450,432	66,028,245
Basic and diluted net loss per share	$(0.47)	$(0.83)	$(0.32)
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

	December 31,
	2017	2016	2015
Unvested restricted stock (1)	12,957	7,985	6,349
OP Units (2)	177,962	90	90
Class B Units	1,052,420	1,052,420	953,086
Total weighted-average antidilutive common stock equivalents	1,243,339	1,060,495	959,525
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 15,708 9,367 and 7,455 shares of unvested restricted stock outstanding as of December 31, 2017, 2016 and 2015, respectively.

(2)	Weighted-average number of shares of OP Units outstanding for the periods presented. There were 203,612, 90 and 90 OP Units outstanding as of December 31, 2017, 2016 and 2015, respectively.
Note 18 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	Quarters Ended
(In thousands, except share and per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$57,220	$71,607	$69,729	$72,354
Basic and diluted net loss	$(10,730)	$(1,023)	$(15,397)	$(19,427)

Basic and diluted weighted-average shares outstanding	84,652,179	104,140,631	104,545,591	104,982,273
Basic and diluted net loss per share	$(0.13)	$(0.01)	$(0.15)	$(0.18)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Quarters Ended
(In thousands, except share and per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$43,786	$44,277	$44,758	$44,847
Basic and diluted net loss	(5,854)	(4,077)	(8,729)	$(35,595)

Basic and diluted weighted average shares outstanding	64,955,420	65,301,764	65,741,735	65,795,812
Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.13)	$(0.54)

Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Commencement of Tender Offers
On February 15, 2018, the Company commenced a tender offer (the “Offer”) for up to 1,000,000 shares of the Company’s common stock at a price of $14.35 per share. The Company made the Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the Offer will expire at 11:59 p.m., Eastern time, on March 27, 2018. The Company’s board of directors has suspended the SRP. The Company will not accept any repurchase requests under the SRP during the pendency of the Offer.
Share Repurchases
During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share.
Acquisitions
From January 1, 2018 to March 16, 2018, the Company acquired 24 properties with an aggregate base purchase price of $43.7 million, excluding acquisition related costs.
Dispositions
From January 1, 2018 to March 16, 2018, the Company sold 6 properties with an aggregate contract sale price of $62.8 million.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Dollar General I	Retail	Mission	TX	4/29/2013	—	(1)	142	807	—	—	949	212
Dollar General I	Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	216
Walgreens I	Retail	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	814
Dollar General II	Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	—	1,072	244
Dollar General II	Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	220
AutoZone I	Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	318
Dollar General III	Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	225
Dollar General III	Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	233
Dollar General III	Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	229
Dollar General III	Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	233
Dollar General III	Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	210
BSFS I	Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	467
Dollar General IV	Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	174
Dollar General IV	Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	175
Tractor Supply I	Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	678
Dollar General V	Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	326
Mattress Firm I	Retail	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	308
Family Dollar I	Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	176
Lowe's I	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	1,717
Lowe's I	Retail	Fayetteville	NC	8/19/2013	—		—	6,422	—	—	6,422	1,312
Lowe's I	Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	2,098
Lowe's I	Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	2,235
O'Reilly Auto Parts I	Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	185
Food Lion I	Retail	Charlotte	NC	8/19/2013	—	(1)	3,132	4,697	—	—	7,829	1,003
Lowe's I	Retail	Aiken	SC	8/21/2013	—	(1)	1,764	7,056	—	—	8,820	1,440
Family Dollar II	Retail	Danville	AR	8/22/2013	—	(1)	170	679	—	—	849	165
Walgreens II	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	656
Dollar General VI	Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	215
Dollar General VII	Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	242
Family Dollar III	Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	201
Chili's I	Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	531
Chili's I	Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	579
CVS I	Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	491
Joe's Crab Shack I	Retail	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	809
Joe's Crab Shack I	Retail	Houston	TX	8/30/2013	—	(1)	1,169	2,171	(578)	(745)	2,017	662

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Tire Kingdom I	Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	326
Dollar General VIII	Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	255
AutoZone II	Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	208
Family Dollar IV	Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	167
Fresenius I	Office	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	346
Dollar General IX	Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	176
Advance Auto I	Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	160
Walgreens III	Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,045
CVS II	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	576
Arby's I	Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	435
Walgreens IV	Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	509
Dollar General X	Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	246
National Tire & Battery I	Retail	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	142
American Express Travel Related Services I	Office	Greensboro	NC	9/24/2013	—	(1)	1,620	41,401	—	—	43,021	12,777
American Express Travel Related Services I	Office	Salt Lake City	UT	9/24/2013	—	(1)	4,150	32,789	—	—	36,939	10,921
AmeriCold I	Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	4,626
AmeriCold I	Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	3,095
AmeriCold I	Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	3,768
AmeriCold I	Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	1,834
AmeriCold I	Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	1,469
AmeriCold I	Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	3,587
AmeriCold I	Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	6,889
AmeriCold I	Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	6,239
AmeriCold I	Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	4,706
Home Depot I	Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	6,111
Home Depot I	Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	6,737
L.A. Fitness I	Retail	Houston	TX	9/24/2013	—	(1)	2,540	8,379	—	—	10,919	1,778
New Breed Logistics I	Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	4,970
SunTrust Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	539
SunTrust Bank I	Retail	Brooksville	FL	9/24/2013	—	(1)	360	127	(198)	(56)	233	26
SunTrust Bank I	Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	327
SunTrust Bank I	Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	651
SunTrust Bank I	Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	699
SunTrust Bank I	Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	473

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank I	Retail	Athens	GA	9/24/2013	—	(1)	610	1,662	(144)	(322)	1,806	359
SunTrust Bank I	Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	262
SunTrust Bank I	Retail	Brunswick	GA	9/24/2013	—	(1)	80	249	(8)	(19)	302	57
SunTrust Bank I	Retail	Dunwoody	GA	9/24/2013	—	(1)	460	2,714	(163)	(768)	2,243	591
SunTrust Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	231
SunTrust Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	324
SunTrust Bank I	Retail	Burlington	NC	9/24/2013	—	(1)	200	497	(95)	(187)	415	108
SunTrust Bank I	Retail	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	191
SunTrust Bank I	Retail	Spencer	NC	9/24/2013	—	(1)	280	717	(67)	(141)	789	154
SunTrust Bank I	Retail	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	132
SunTrust Bank I	Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	138
SunTrust Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	199
SunTrust Bank I	Retail	Fountain Inn	SC	9/24/2013	—	(1)	290	1,086	(244)	(737)	395	216
SunTrust Bank I	Retail	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	178
SunTrust Bank I	Retail	Cleveland	TN	9/24/2013	—	(1)	170	461	(21)	(47)	563	102
SunTrust Bank I	Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	152
SunTrust Bank I	Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	291
SunTrust Bank I	Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	269
SunTrust Bank I	Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	116
SunTrust Bank I	Retail	Nassawadox	VA	9/24/2013	—	(1)	70	484	(8)	(47)	499	107
SunTrust Bank I	Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	216
SunTrust Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	83
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	125
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	186
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	196
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	408
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	140
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	141
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	120
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	198
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	195
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	113
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	270
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	125
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	190

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	446
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	235
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	288
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	178
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	168
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	129
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	990
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	713
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	669
American Tire Distributors I	Distribution	Chattanooga	TN	9/30/2013	—	(1)	401	7,626	—	—	8,027	1,977
Krystal I	Retail	Jacksonville	FL	9/30/2013	—	(1)	533	799	—	—	1,332	239
Krystal I	Retail	Columbus	GA	9/30/2013	—	(1)	143	1,288	—	—	1,431	386
Krystal I	Retail	Ft. Oglethorpe	GA	9/30/2013	—	(1)	181	1,024	—	—	1,205	307
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	(1)	285	855	—	—	1,140	256
Krystal I	Retail	Cleveland	TN	9/30/2013	—	(1)	207	1,172	—	—	1,379	351
Krystal I	Retail	Madison	TN	9/30/2013	—	(1)	416	624	—	—	1,040	187
O'Charley's I	Retail	Lexington	KY	9/30/2013	—	(1)	409	955	—	—	1,364	286
O'Charley's I	Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	632
O'Charley's I	Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	465
O'Charley's I	Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	382
O'Charley's I	Retail	Kennesaw	GA	9/30/2013	—	(1)	142	1,280	—	—	1,422	383
O'Charley's I	Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	444
O'Charley's I	Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	332
O'Charley's I	Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,899	—	—	2,234	568
O'Charley's I	Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	417
O'Charley's I	Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	463
O'Charley's I	Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	412
O'Charley's I	Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	434
O'Charley's I	Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	459
O'Charley's I	Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	447
O'Charley's I	Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	441
O'Charley's I	Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	307
O'Charley's I	Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	319
O'Charley's I	Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	409

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
O'Charley's I	Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	—	2,064	494
O'Charley's I	Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	354
Walgreens VII	Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	683
Walgreens VII	Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	537
Walgreens VII	Retail	Rockledge	FL	9/30/2013	—	(1)	1,040	1,931	—	—	2,971	492
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	363
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	334
Walgreens VII	Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	886
Walgreens VII	Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,078	—	—	4,397	785
Walgreens VII	Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	738
Walgreens VII	Retail	Bloomington	IL	9/30/2013	—	(1)	1,568	3,659	—	—	5,227	933
Walgreens VII	Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	678
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	335
Tractor Supply II	Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	235
National Tire & Battery II	Retail	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742	429
United Healthcare I	Office	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,805	47,565	—	—	51,370	5,385
Tractor Supply III	Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	443
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	177
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	180
Academy Sports I	Retail	Cape Girardeau	MO	10/29/2013	—	(1)	384	7,292	—	—	7,676	1,461
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	505
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432	1,719
Fresenius II	Office	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	442
Fresenius II	Office	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	383
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	207
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	205
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	407
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	244
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,064
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	184
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	109
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	54

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	110
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	215
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	73
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	241
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	141
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	67
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	289
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	176
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	215
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	115
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	173
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	246
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	199
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	227
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	292
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	229
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	195
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	181
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	280
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	205
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	223
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	196
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	271
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	325
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	184
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	196
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	168
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	230
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	350
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	212
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	208
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	387

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	306
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	342
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	147
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	321
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	383
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	201
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	239
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	198
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	178
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	223
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848	381
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	782
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	189
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	—	—	750	164
Walgreens VIII	Retail	Bettendorf	IA	12/6/2013	—	(1)	1,398	3,261	—	—	4,659	799
CVS III	Retail	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980	621
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	130
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691	342
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	234
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	175
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	7,470		2,516	12,570	—	—	15,086	1,428
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	294
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	265
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	361
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	574
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	501
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	619
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	332
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	256
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	412
Walgreens IX	Retail	Waterford	MI	1/3/2014	—	(1)	514	4,531	(194)	(1,527)	3,324	479
SunTrust Bank II	Retail	Lakeland	FL	1/8/2014	—	(2)	590	705	—	—	1,295	96

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank II	Retail	Pensacola	FL	1/8/2014	—	(2)	513	297	(74)	(39)	697	40
SunTrust Bank II	Retail	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	141
SunTrust Bank II	Retail	Vero Beach	FL	1/8/2014	—	(2)	825	2,682	—	—	3,507	299
SunTrust Bank II	Retail	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	131
SunTrust Bank II	Retail	Miami	FL	1/8/2014	—	(2)	3,187	3,224	—	—	6,411	363
SunTrust Bank II	Retail	Winter Park	FL	1/8/2014	—	(2)	2,264	1,079	—	—	3,343	135
SunTrust Bank II	Retail	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	381
SunTrust Bank II	Retail	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	227
SunTrust Bank II	Retail	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	89
SunTrust Bank II	Retail	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	238
SunTrust Bank II	Retail	Atlanta	GA	1/8/2014	—	(2)	1,071	2,293	—	—	3,364	262
SunTrust Bank II	Retail	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	55
SunTrust Bank II	Retail	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	136
SunTrust Bank II	Retail	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	30
SunTrust Bank II	Retail	Greensboro	NC	1/8/2014	—	(2)	326	633	—	—	959	74
SunTrust Bank II	Retail	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	45
SunTrust Bank II	Retail	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	93
SunTrust Bank II	Retail	Nashville	TN	1/8/2014	—	(2)	890	504	—	—	1,394	71
SunTrust Bank II	Retail	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	67
SunTrust Bank II	Retail	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	63
SunTrust Bank II	Retail	Fredericksburg	VA	1/8/2014	—	(2)	1,623	446	—	—	2,069	62
SunTrust Bank II	Retail	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	148
SunTrust Bank II	Retail	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	85
SunTrust Bank II	Retail	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	129
Mattress Firm IV	Retail	Meridian	ID	1/9/2014	—	(1)	691	1,193	—	—	1,884	142
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	133
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	491
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	(1)	299	1,478	—	—	1,777	172
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	139
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	64
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	78
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	97

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
C&S Wholesale Grocer I	Distribution	Hatfield (South)	MA	2/21/2014			1,420	14,169	—	—	15,589	1,416
C&S Wholesale Grocer I	Distribution	Birmingham	AL	2/21/2014	—		4,951	36,894	—	—	41,845	3,633
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	119
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	100
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	84
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	83
Dollar General XVII	Retail	Tullos	LA	3/5/2014	—	(1)	114	736	—	—	850	85
SunTrust Bank III	Retail	Muscle Shoals	AL	3/10/2014	—	(3)	242	1,480	(139)	(752)	831	173
SunTrust Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	104
SunTrust Bank III	Retail	Fort Meade	FL	3/10/2014	—	(3)	175	2,375	(101)	(1,251)	1,198	226
SunTrust Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	207
SunTrust Bank III	Retail	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	90
SunTrust Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	229
SunTrust Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	99
SunTrust Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	181
SunTrust Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	955	1,329	—	—	2,284	152
SunTrust Bank III	Retail	Hobe Sound	FL	3/10/2014	—	(3)	442	1,521	(297)	(927)	739	150
SunTrust Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(3)	996	872	(741)	(584)	543	92
SunTrust Bank III	Retail	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	206
SunTrust Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(3)	376	1,379	(231)	(769)	755	139
SunTrust Bank III	Retail	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	158
SunTrust Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	50
SunTrust Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	128
SunTrust Bank III	Retail	Tamarac	FL	3/10/2014	—	(3)	997	1,241	—	—	2,238	142
SunTrust Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	215
SunTrust Bank III	Retail	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	210
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	186
SunTrust Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	186
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	159
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	240
SunTrust Bank III	Retail	Brooksville	FL	3/10/2014	—	(3)	460	954	(266)	(498)	650	102
SunTrust Bank III	Retail	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	284
SunTrust Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	186
SunTrust Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	214
SunTrust Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	131

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	874	1,922	—	—	2,796	209
SunTrust Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	116
SunTrust Bank III	Retail	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	263
SunTrust Bank III	Retail	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	127
SunTrust Bank III	Retail	New Port Richey	FL	3/10/2014	—	(3)	602	1,104	(356)	(598)	752	107
SunTrust Bank III	Retail	Tampa	FL	3/10/2014	—	(3)	356	1,042	(210)	(549)	639	123
SunTrust Bank III	Retail	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	210
SunTrust Bank III	Retail	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	205
SunTrust Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	496
SunTrust Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	175
SunTrust Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	58
SunTrust Bank III	Retail	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	87
SunTrust Bank III	Retail	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	65
SunTrust Bank III	Retail	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	254
SunTrust Bank III	Retail	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	89
SunTrust Bank III	Retail	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	143
SunTrust Bank III	Retail	Morrow	GA	3/10/2014	—	(3)	400	1,759	(147)	(588)	1,424	179
SunTrust Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	140
SunTrust Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	215
SunTrust Bank III	Retail	Thomson	GA	3/10/2014	—	(3)	91	719	(8)	(58)	744	90
SunTrust Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	123
SunTrust Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	124
SunTrust Bank III	Retail	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	97
SunTrust Bank III	Retail	Albany	GA	3/10/2014	—	(3)	260	531	(25)	(45)	721	81
SunTrust Bank III	Retail	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	98
SunTrust Bank III	Retail	Brunswick	GA	3/10/2014	—	(3)	384	888	(109)	(225)	938	102
SunTrust Bank III	Retail	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	81
SunTrust Bank III	Retail	Cartersville	GA	3/10/2014	—	(3)	658	1,734	(239)	(568)	1,585	181
SunTrust Bank III	Retail	Cambridge	MD	3/10/2014	—	(3)	1,130	1,265	(1,053)	(1,068)	274	119
SunTrust Bank III	Retail	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	56
SunTrust Bank III	Retail	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	92
SunTrust Bank III	Retail	Bessemer City	NC	3/10/2014	—	(3)	212	588	(47)	(119)	634	62
SunTrust Bank III	Retail	Charlotte	NC	3/10/2014	—	(3)	529	650	(388)	(430)	361	65
SunTrust Bank III	Retail	Charlotte	NC	3/10/2014	—	(3)	563	750	—	—	1,313	91
SunTrust Bank III	Retail	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	77

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	81
SunTrust Bank III	Retail	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	70
SunTrust Bank III	Retail	Greensboro	NC	3/10/2014	—	(3)	488	794	(273)	(393)	616	93
SunTrust Bank III	Retail	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	107
SunTrust Bank III	Retail	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	409
SunTrust Bank III	Retail	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	96
SunTrust Bank III	Retail	Oxford	NC	3/10/2014	—	(3)	530	1,727	—	—	2,257	180
SunTrust Bank III	Retail	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	60
SunTrust Bank III	Retail	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	83
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	98
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	79
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	121
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	227
SunTrust Bank III	Retail	Nashville	TN	3/10/2014	—	(3)	204	740	—	—	944	77
SunTrust Bank III	Retail	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	201
SunTrust Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	216
SunTrust Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	170
SunTrust Bank III	Retail	Smyrna	TN	3/10/2014	—	(3)	501	767	—	—	1,268	96
SunTrust Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	88
SunTrust Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	66
SunTrust Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	77
SunTrust Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	87
SunTrust Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	37
SunTrust Bank III	Retail	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	69
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	41
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	29
SunTrust Bank III	Retail	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	117
SunTrust Bank III	Retail	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	48
SunTrust Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	82
SunTrust Bank III	Retail	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	74
SunTrust Bank III	Retail	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	134
SunTrust Bank III	Retail	Accomac	VA	3/10/2014	—	(3)	149	128	—	—	277	14
SunTrust Bank III	Retail	Painter	VA	3/10/2014	—	(3)	89	259	(14)	(37)	297	31
SunTrust Bank III	Retail	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	187
SunTrust Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	134

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	202
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	(804)	(1,722)	8,056	879
SunTrust Bank IV	Retail	Lake Mary	FL	3/10/2014	—	(4)	1,911	2,849	—	—	4,760	306
SunTrust Bank IV	Retail	Bayonet Point	FL	3/10/2014	—	(4)	528	1,172	(344)	(695)	661	115
SunTrust Bank IV	Retail	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	227
SunTrust Bank IV	Retail	Deltona	FL	3/10/2014	—	(4)	631	1,512	(398)	(862)	883	157
SunTrust Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	267
SunTrust Bank IV	Retail	Pembroke Pines	FL	3/10/2014	—	(4)	1,688	548	—	—	2,236	75
SunTrust Bank IV	Retail	Palm Coast	FL	3/10/2014	—	(4)	447	1,548	(218)	(691)	1,086	154
SunTrust Bank IV	Retail	Clearwater	FL	3/10/2014	—	(4)	783	1,936	—	—	2,719	202
SunTrust Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	140
SunTrust Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	559	750	—	—	1,309	108
SunTrust Bank IV	Retail	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	97
SunTrust Bank IV	Retail	Stone Mountain	GA	3/10/2014	—	(4)	461	475	—	—	936	55
SunTrust Bank IV	Retail	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	—	1,812	155
SunTrust Bank IV	Retail	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	63
SunTrust Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	113
SunTrust Bank IV	Retail	Charlotte	NC	3/10/2014	—	(4)	651	444	—	—	1,095	62
SunTrust Bank IV	Retail	Creedmoor	NC	3/10/2014	—	(4)	306	789	(128)	(300)	667	83
SunTrust Bank IV	Retail	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	105
SunTrust Bank IV	Retail	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	50
SunTrust Bank IV	Retail	Roxboro	NC	3/10/2014	—	(4)	234	1,100	(67)	(282)	985	113
SunTrust Bank IV	Retail	Nashville	TN	3/10/2014	—	(4)	1,035	745	—	—	1,780	81
SunTrust Bank IV	Retail	Johnson City	TN	3/10/2014	—	(4)	174	293	—	—	467	43
SunTrust Bank IV	Retail	Gloucester	VA	3/10/2014	—	(4)	154	2,281	(105)	(1,389)	941	240
SunTrust Bank IV	Retail	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	63
SunTrust Bank IV	Retail	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	165
SunTrust Bank IV	Retail	Douglas	GA	3/10/2014	—	(4)	73	1,248	—	—	1,321	131
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	127
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	84
Sanofi US I	Office	Bridgewater	NJ	3/20/2014	125,000		16,009	194,287	—	—	210,296	19,520
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	87
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	136
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	88
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—	(1)	3,295	13,693	—	—	16,988	1,435

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Stop & Shop I		Retail	Malden	MA	5/8/2014		(5)	4,418	15,195	—	—	19,613	1,441
Stop & Shop I		Retail	Swampscott	MA	5/8/2014		(5)	3,644	12,982	—	—	16,626	1,229
Stop & Shop I		Retail	Southington	CT	5/8/2014		(1)	3,238	13,169	—	—	16,407	1,319
Stop & Shop I		Retail	Framingham	MA	5/8/2014		(5)	3,971	12,289	—	—	16,260	1,170
Stop & Shop I		Retail	Bristol	RI	5/8/2014		(5)	2,860	10,010	—	—	12,870	1,022
Stop & Shop I		Retail	Sicklerville	NJ	5/8/2014		(1)	2,367	9,873	—	—	12,240	977
Bi-Lo I		Retail	Greenville	SC	5/8/2014	—	(1)	1,504	4,770	—	—	6,274	500
Dollar General XVII		Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	81
Dollar General XIX		Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	112
Dollar General XX		Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	67
Dollar General XX		Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	61
Dollar General XX		Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	88
Dollar General XX		Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	98
Dollar General XX		Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	66
Dollar General XXI		Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	127
Dollar General XXII		Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	93
FedEx Ground V		Distribution	Sioux City	IA	2/17/2016	—		199	5,639	—	—	5,838	301
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—		1,287	8,988	—	—	10,275	544
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—		40	6,022	—	—	6,062	345
FedEx Ground VIII		Distribution	Wausau	WI	2/23/2016	—		202	9,017	—	—	9,219	550
Liberty Crossing	(10)	Power Center	Rowlett	TX	2/16/2017	11,000		6,285	20,700	—	—	26,985	535
San Pedro Crossing	(10)	Power Center	San Antonio	TX	2/16/2017		(7)	10,118	38,655	—	667	49,440	958
Tiffany Springs MarketCenter	(10)	Power Center	Kansas City	MO	2/16/2017	33,802		10,154	50,832	—	2,164	63,150	1,308
The Streets of West Chester	(10)	Lifestyle Center	West Chester	OH	2/16/2017		(9)	11,313	34,305	—	—	45,618	871
Prairie Towne Center	(10)	Power Center	Schaumburg	IL	2/16/2017		(9)	11,070	19,528	—	—	30,598	512
Southway Shopping Center	(10)	Power Center	Houston	TX	2/16/2017		(9)	10,260	24,440	—	9	34,709	590
Stirling Slidell Centre	(10)	Power Center	Slidell	LA	2/16/2017		(9)	3,495	18,113	—	12	21,620	465
Northwoods Marketplace	(10)	Power Center	North Charleston	SC	2/16/2017		(9)	13,474	28,362	—	—	41,836	706
Centennial Plaza	(10)	Power Center	Oklahoma City	OK	2/16/2017		(7)	3,488	30,054	—	—	33,542	724
Northlake Commons	(10)	Lifestyle Center	Charlotte	NC	2/16/2017		(9)	17,539	16,342	—	106	33,987	467
Shops at Shelby Crossing	(10)	Power Center	Sebring	FL	2/16/2017	23,002		4,478	32,316	—	—	36,794	944
Shoppes of West Melbourne	(10)	Power Center	West Melbourne	FL	2/16/2017		(7)	4,258	19,138	—	748	24,144	472
The Centrum	(10)	Power Center	Pineville	NC	2/16/2017		(9)	12,013	26,242	—	—	38,255	662
Shoppes at Wyomissing	(10)	Lifestyle Center	Wyomissing	PA	2/16/2017		(9)	4,108	32,446	—	—	36,554	806
Southroads Shopping Center	(10)	Power Center	Tulsa	OK	2/16/2017		(9)	6,663	60,720	32	(5,716)	61,699	1,240

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Parkside Shopping Center	(10)	Power Center	Frankfort	KY	2/16/2017		(9)	9,978	29,996	—	167	40,141	824
West Lake Crossing	(10)	Power Center	Humble	TX	2/16/2017		(9)	2,105	16,266	—	222	18,593	418
Colonial Landing	(10)	Power Center	Orlando	FL	2/16/2017		(9)	—	44,255	—	—	44,255	1,041
The Shops at West End	(10)	Lifestyle Center	St. Louis Park	MN	2/16/2017		(9)	12,831	107,806	—	18	120,655	2,423
Township Marketplace	(10)	Power Center	Monaca	PA	2/16/2017		(9)	8,146	39,267	—	—	47,413	942
Cross Pointe Centre	(10)	Power Center	Fayetteville	NC	2/16/2017		(7)	8,075	19,717	—	—	27,792	485
Towne Centre Plaza	(10)	Power Center	Mesquite	TX	2/16/2017			3,553	11,992	—	—	15,545	311
Harlingen Corners	(10)	Power Center	Harlingen	TX	2/16/2017		(9)	12,702	19,012	—	50	31,764	476
Village at Quail Springs	(10)	Power Center	Oklahoma City	OK	2/16/2017			2,307	9,983	—	—	12,290	251
Pine Ridge Plaza	(10)	Power Center	Lawrence	KS	2/16/2017			14,008	20,935	—	490	35,433	576
Bison Hollow	(10)	Power Center	Traverse City	MI	2/16/2017			4,346	15,944	—	—	20,290	388
Jefferson Commons	(10)	Power Center	Louisville	KY	2/16/2017		(7)	5,110	29,432	—	211	34,753	734
Northpark Center	(10)	Power Center	Huber Heights	OH	2/16/2017		(7)	8,975	28,552	—	—	37,527	708
Anderson Station	(10)	Power Center	Anderson	SC	2/16/2017		(7)	5,201	27,100	—	181	32,482	717
Patton Creek	(10)	Power Center	Hoover	AL	2/16/2017	40,858		15,799	79,150	—	151	95,100	1,912
North Lakeland Plaza	(10)	Power Center	Lakeland	FL	2/16/2017		(7)	2,599	12,652	—	—	15,251	322
Riverbend Marketplace	(10)	Power Center	Asheville	NC	2/16/2017		(7)	4,949	18,213	—	—	23,162	461
Montecito Crossing	(10)	Power Center	Las Vegas	NV	2/16/2017		(7)	16,204	36,476	—	—	52,680	944
Best on the Boulevard	(10)	Power Center	Las Vegas	NV	2/16/2017		(7)	10,046	32,705	—	—	42,751	803
Shops at RiverGate South	(10)	Power Center	Charlotte	NC	2/16/2017		(7)	5,202	28,378	—	—	33,580	705
Parkside Shopping Center - Excess Land	(10)	Land - Unimproved	Frankfort	KY	2/16/2017			695	—	—	—	695	—
The Streets of West Chester - Excess Land	(10)	Land - Unimproved	West Chester	OH	2/16/2017			517	—	—	—	517	—
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017		(8)	233	1,044	—	—	1,277	25
Dollar General XXIII		Retail	Farmington	NY	3/31/2017		(8)	374	1,037	—	—	1,411	25
Dollar General XXIII		Retail	Geddes	NY	3/31/2017		(8)	191	1,018	—	—	1,209	25
Dollar General XXIII		Retail	Otego	NY	3/31/2017		(8)	285	1,070	—	—	1,355	26
Dollar General XXIII		Retail	Parish	NY	3/31/2017		(8)	164	1,071	—	—	1,235	27
Dollar General XXIII		Retail	Utica	NY	3/31/2017		(8)	301	1,034	—	—	1,335	27
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017		(8)	119	1,663	—	—	1,782	33
Bob Evans I		Retail	Kettering	OH	4/28/2017		(6)	264	1,493	—	—	1,757	31
Bob Evans I		Retail	Miamisburg	OH	4/28/2017		(6)	339	1,791	—	—	2,130	35
Bob Evans I		Retail	Elyria	OH	4/28/2017		(6)	540	1,003	—	—	1,543	22
Bob Evans I		Retail	Taylor	MI	4/28/2017		(6)	542	1,210	—	—	1,752	26
Bob Evans I		Retail	Lansing	MI	4/28/2017		(6)	817	1,093	—	—	1,910	26

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Bob Evans I	Retail	Marietta	OH	4/28/2017		(6)	631	1,890	—	—	2,521	38
Bob Evans I	Retail	Roseville	MI	4/28/2017		(6)	861	854	—	—	1,715	22
Bob Evans I	Retail	Steubenville	OH	4/28/2017		(6)	641	1,638	—	—	2,279	37
Bob Evans I	Retail	Franklin	OH	4/28/2017		(6)	620	1,581	—	—	2,201	32
Bob Evans I	Retail	Ashland	KY	4/28/2017		(6)	446	1,771	—	—	2,217	34
Bob Evans I	Retail	Bloomington	IN	4/28/2017		(6)	405	1,351	—	—	1,756	26
Bob Evans I	Retail	Dublin	OH	4/28/2017		(6)	701	645	—	—	1,346	16
Bob Evans I	Retail	Streetsboro	OH	4/28/2017		(6)	1,078	780	—	—	1,858	19
Bob Evans I	Retail	Lewes	DE	4/28/2017		(6)	660	1,016	—	—	1,676	22
Bob Evans I	Retail	Lebanon	OH	4/28/2017		(6)	628	1,328	—	—	1,956	29
Bob Evans I	Retail	Ellicott City	MD	4/28/2017		(6)	507	1,083	—	—	1,590	25
Bob Evans I	Retail	Paducah	KY	4/28/2017		(6)	296	697	—	—	993	16
Bob Evans I	Retail	Uniontown	PA	4/28/2017		(6)	494	1,104	—	—	1,598	26
Bob Evans I	Retail	Weirton	WV	4/28/2017		(6)	305	900	—	—	1,205	22
Bob Evans I	Retail	Coshocton	OH	4/28/2017		(6)	386	1,326	—	—	1,712	29
Bob Evans I	Retail	Bucyrus	OH	4/28/2017		(6)	224	1,450	—	—	1,674	29
Bob Evans I	Retail	Columbia City	IN	4/28/2017		(6)	333	594	—	—	927	14
Bob Evans I	Retail	Plymouth	IN	4/28/2017		(6)	172	1,023	—	—	1,195	21
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017		(8)	587	3,415	—	—	4,002	82
Dollar General XXIII	Retail	Kingston	NY	5/10/2017		(8)	432	1,027	—	—	1,459	24
Chili's II	Retail	McHenry	IL	5/10/2017		(8)	973	2,557	—	—	3,530	50
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017		(8)	358	1,043	—	—	1,401	19
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017		(8)	1,808	841	—	—	2,649	16
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/9/2017		(8)	307	1,973	—	—	2,280	35
Bridgestone HOSEpower I	Distribution	Elko	NV	6/9/2017		(8)	358	1,642	—	—	2,000	31
Dollar General XXIII	Retail	Kerhonskon	NY	6/16/2017		(8)	247	953	—	—	1,200	16
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017		(8)	236	1,762	—	—	1,998	26
FedEx Ground X	Distribution	Rolla	MO	7/14/2017		(8)	469	9,653	—	—	10,122	172
Chili's III	Retail	Machesney Park	IL	8/6/2017		(8)	1,254	2,922	—	—	4,176	36
FedEx Ground XI	Distribution	Casper	WY	9/15/2017		(8)	386	3,469	—	—	3,855	35
Hardee's I	Retail	Ashland	AL	9/26/2017			170	827	—	—	997	7
Hardee's I	Retail	Jasper	AL	9/26/2017			171	527	—	—	698	4
Hardee's I	Retail	Jesup	GA	9/26/2017			231	1,236	—	—	1,467	9
Hardee's I	Retail	Waycross	GA	9/26/2017			261	1,217	—	—	1,478	10
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017		(8)	194	1,110	—	—	1,304	5

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2017 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Tractor Supply IV	Retail	Hazen	ND	10/30/2017		(8)	242	1,290	—	—	1,532	7
Circle K II	Retail	Harlingen	TX	11/2/2017			575	945	—	—	1,520	5
Circle K II	Retail	Laredo	TX	11/2/2017			734	1,294	—	—	2,028	7
Circle K II	Retail	Laredo	TX	11/2/2017			226	443	—	—	669	2
Circle K II	Retail	Laredo	TX	11/2/2017			675	1,250	—	—	1,925	7
Circle K II	Retail	Rio Grande City	TX	11/2/2017			625	1,257	—	—	1,882	6
Circle K II	Retail	Weslaco	TX	11/2/2017			547	1,183	—	—	1,730	6
Sonic Drive In II	Retail	Lithia	FL	11/3/2017			352	478	—	—	830	3
Sonic Drive In II	Retail	Plant City	FL	11/3/2017			250	525	—	—	775	4
Sonic Drive In II	Retail	Riverview	FL	11/3/2017			392	679	—	—	1,071	4
Sonic Drive In II	Retail	Riverview	FL	11/3/2017			267	502	—	—	769	3
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017			191	346	—	—	537	2
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017			397	621	—	—	1,018	3
Sonic Drive In II	Retail	Collins	MS	11/3/2017			272	992	—	—	1,264	5
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017			251	1,114	—	—	1,365	5
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017			199	660	—	—	859	3
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017			232	746	—	—	978	4
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017			100	930	—	—	1,030	5
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017			351	788	—	—	1,139	4
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017			210	840	—	—	1,050	5
Sonic Drive In II	Retail	Magee	MS	11/3/2017			300	740	—	—	1,040	4
Sonic Drive In II	Retail	Petal	MS	11/3/2017			100	1,053	—	—	1,153	5
Sonic Drive In II	Retail	Purvis	MS	11/3/2017			129	896	—	—	1,025	4
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017			191	1,197	—	—	1,388	6
Sonic Drive In II	Retail	Waveland	MS	11/3/2017			322	594	—	—	916	3
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017			188	517	—	—	705	3
Sonic Drive In II	Retail	Woodville	MS	11/3/2017			160	1,179	—	—	1,339	6
Bridgestone HOSEPower III	Distribution	Sulphur	LA	12/20/2017		(8)	882	2,175	—	—	3,057	—

Encumbrances allocated based on notes below					1,066,755
Total					$1,307,887		$616,306	$2,469,823	$(8,631)	$(20,803)	$3,056,695	$256,771

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2017

  ___________________________________

(1)	These properties collateralize the Mortgage Loan I, which had $638.1 million outstanding as of December 31, 2017.

(2)	These properties collateralize the SunTrust Bank II mortgage note payable of $21.2 million as of December 31, 2017.

(3)	These properties collateralize the SunTrust Bank III mortgage note payable of $79.7 million as of December 31, 2017.

(4)	These properties collateralize the SunTrust Bank IV mortgage note payable of $22.8 million as of December 31, 2017.

(5)	These properties collateralize the Stop & Shop I mortgage note payable of $37.6 million as of December 31, 2017.

(6)	These properties collateralize the Bob Evans I mortgage note payable of $24.0 million as of December 31, 2017.

(7)	These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2017.

(8)	These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2017.

(9)	These properties are encumbered by the Credit Facility borrowings in the amount of $95.0 million as of December 31, 2017 and such amount of borrowings is excluded from the table above.

(10)	These properties were acquired as part of the Merger Transaction with American Realty Capital — Retail Centers of America, Inc. (RCA) on February 16, 2017.

(11)
During the year ended December 31, 2017, the Company determined that the carrying value of 30 properties exceeded their estimated fair values and recognized an impairment charge of $14.8 million. The remaining balance pertains to 2016 impairment charges and partial dispositions of assets.

(12)	Acquired intangible lease assets allocated to individual properties in the amount of $454.2 million are not reflected in the table above.

(13)	The tax basis of aggregate land, buildings and improvements as of December 31, 2017 is $2.9 billion.

(14)	The accumulated depreciation column excludes $151.4 million of accumulated amortization associated with acquired intangible lease assets.

(15)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part II
December 31, 2017

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Real estate investments, at cost:
Balance at beginning of year	$1,724,258	$1,899,099	$1,899,099
Additions - acquisitions	1,490,332	31,392	—
Disposals	(131,185)	(31,547)	—
Impairment charges	(20,580)	(24,661)	—
Reclassified to assets held for sale	(6,130)	(150,025)	—
Balance at end of the year	$3,056,695	$1,724,258	$1,899,099

Accumulated depreciation:
Balance at beginning of year	$183,437	$141,594	$74,648
Depreciation expense	85,175	66,831	66,946
Disposals	(10,415)	(1,018)	—
Reclassified to assets held for sale	(1,426)	(23,970)	—
Balance at end of the year	$256,771	$183,437	$141,594