Form 10-Q
period 2018-03-31
American Finance Trust, Inc
filed 2018-05-14
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2018, the registrant had 104,945,903 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$619,306	$607,675
Buildings, fixtures and improvements	2,421,043	2,449,020
Acquired intangible lease assets	412,656	454,212
Total real estate investments, at cost	3,453,005	3,510,907
Less: accumulated depreciation and amortization	(383,623)	(408,194)
Total real estate investments, net	3,069,382	3,102,713
Cash and cash equivalents	71,268	107,666
Restricted cash	18,269	19,588
Derivative assets, at fair vale	64	23
Deposits for real estate acquisitions	765	565
Prepaid expenses and other assets	55,595	50,859
Goodwill	1,605	1,605
Deferred costs, net	9,481	8,949
Assets held for sale	10,495	4,682
Total assets	$3,236,924	$3,296,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$1,292,629	$1,303,433
Credit facility	70,000	95,000
Market lease liabilities, net	106,666	108,772
Accounts payable and accrued expenses (including $1,803 and $3,169 due to related parties as of March 31, 2018 and December 31, 2017, respectively)	27,788	27,355
Derivative liabilities, at fair value	377	—
Deferred rent and other liabilities	10,261	9,421
Distributions payable	11,618	11,613
Total liabilities	1,519,339	1,555,594

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 104,779,268 and 105,172,185 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,048	1,052
Additional paid-in capital	2,388,448	2,393,237
Accumulated other comprehensive (loss) income	(265)	95
Accumulated deficit	(676,157)	(657,874)
Total stockholders' equity	1,713,074	1,736,510
Non-controlling interests	4,511	4,546
Total equity	1,717,585	1,741,056
Total liabilities and equity	$3,236,924	$3,296,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$61,077	$51,739
Operating expense reimbursements	9,042	5,241
Interest income from debt investments	—	240
Total revenues	70,119	57,220

Operating expenses:
Asset management fees to related party	5,609	4,750
Property operating	13,355	7,042
Impairment charges	322	3,929
Acquisition and transaction related	1,954	5,436
General and administrative	5,501	4,844
Depreciation and amortization	36,499	31,478
Total operating expenses	63,240	57,479
Operating income (loss)	6,879	(259)
Other income (expense):
Interest expense	(16,107)	(15,785)
Gain on sale of real estate investments	24,637	5,222
Other income	22	92
Total other income (expense), net	8,552	(10,471)
Net income (loss)	15,431	(10,730)
Net (income) loss attributable to non-controlling interests	(30)	13
Net income (loss) attributable to stockholders	15,401	(10,717)

Other comprehensive income (loss):
Change in unrealized loss on derivatives	(360)	—
Comprehensive income (loss) attributable to stockholders	$15,041	$(10,717)

Basic weighted-average shares outstanding	105,196,387	84,652,179
Basic net income (loss) per share attributable to stockholders	$0.15	$(0.13)
Diluted weighted-average shares outstanding	105,415,211	84,652,179
Diluted net income (loss) per share	$0.15	$(0.13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	503,738	5	11,768	—	—	11,773	—	11,773
Common stock repurchases	(896,655)	(9)	(16,583)	—	—	(16,592)	—	(16,592)
Share-based compensation, net of forfeitures	—	—	26	—	—	26	—	26
Distributions declared	—	—	—	—	(33,684)	(33,684)	—	(33,684)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(65)	(65)
Net income	—	—	—	—	15,401	15,401	30	15,431
Other comprehensive loss	—	—	—	(360)	—	(360)	—	(360)
Balance, March 31, 2018	104,779,268	$1,048	$2,388,448	$(265)	$(676,157)	$1,713,074	$4,511	$1,717,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$15,431	$(10,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,214	18,324
Amortization of in-place lease assets	14,098	13,128
Amortization (including accelerated write-off) of deferred costs	1,549	3,504
Amortization of mortgage premiums on borrowings	(835)	(1,126)
Discount accretion on commercial mortgage loan	—	(6)
Amortization of market lease intangibles, net	(1,358)	(453)
Share-based compensation	26	30
Mark-to-market adjustments	(24)	(73)
Gain on sale of real estate investments	(24,637)	(5,222)
Impairment charges	322	3,929
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,749)	1,906
Accounts payable and accrued expenses	471	(7,291)
Deferred rent and other liabilities	840	(7,202)
Net cash provided by operating activities	22,348	8,718
Cash flows from investing activities:
Capital expenditures	(2,141)	(133)
Investments in real estate and other assets	(44,165)	(8,714)
Deposits for real estate investments	(200)	(537)
Proceeds from sale of real estate investments	21,826	144,974
Cash paid in merger transaction	—	(94,504)
Cash acquired in merger transaction	—	26,163
Net cash (used in) provided by investing activities	(24,680)	67,249
Cash flows from financing activities:
Proceeds from mortgage notes payable	29,887	—
Payments on mortgage notes payable	(608)	(392)
Payments on credit facility	(25,000)	(114,000)
Payments of financing costs	(1,166)	(900)
Common stock repurchases	(16,592)	(20,245)
Distributions paid	(21,906)	(17,166)
Net cash used in financing activities	(35,385)	(152,703)
Net change in cash, cash equivalents and restricted cash	(37,717)	(76,736)
Cash, cash equivalents and restricted cash beginning of period	127,254	139,105
Cash, cash equivalents and restricted cash end of period	$89,537	$62,369

Supplemental Disclosures:
Cash paid for interest	$15,523	$12,104
Cash paid for income taxes	$214	$176

Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$—	$921,930

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Credit facility assumed or used to acquire investments in real estate	$—	$304,000
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$127,651
Premiums on assumed mortgage notes payable	$—	$4,143
Mortgage notes payable released in connection with disposition of real estate	$(39,444)	$(1,451)
Common stock issued through distribution reinvestment plan	$11,773	$11,887
Accrued capital expenditures	$3,423	$912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT with a retail focus. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger (as defined in Note 2 - Merger Transaction), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of March 31, 2018, the Company owned 558 properties, comprised of 19.1 million rentable square feet, which were 94.3% leased, including 523 net leased commercial properties (478 of which are retail properties) and 35 retail properties which were acquired in the Merger.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through American Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries. As of March 31, 2018, the Company had 104.8 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP").
The Company has no employees. The Company has retained American Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as the Company's property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), as a result of which, they are related parties of the Company, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing the Company's business.
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
Note 2 — Merger Transaction
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company (the "Merger Sub"), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (together, the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the "Merger Agreement") entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Merger on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company's common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).
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
March 31, 2018
(Unaudited)

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
The Advisor informed the Company that the Advisor engaged Lincoln Retail REIT Services, LLC (“Lincoln”) as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Merger. The Advisor informed the Company that the Advisor agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company has no obligation to Lincoln.
Accounting Treatment for the Merger
The Merger was accounted for under the acquisition method for business combinations pursuant to accounting principles generally accepted in the United States of America (“GAAP”), with the Company as the accounting acquirer of RCA. The consideration transferred by the Company to acquire RCA established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Effective Time. In determining the fair value of the consideration transferred, including the Stock Consideration and any non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. The fair value of the Total Merger Consideration that exceeded the fair value of net assets acquired, was recorded as goodwill.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table summarizes the estimated fair value of the consideration transferred pursuant to the Merger and the estimated fair values of the assets acquired and liabilities assumed as of the Effective Time.

(In thousands)	RCA
Total Consideration:
Fair value of the Cash Consideration, including redemption of fractional shares, as defined in the Merger Agreement	$94,504
Fair value of the Stock Consideration (1)	917,046
Fair value of the Partnership Merger Consideration	2
Fair value of the Class B Consideration	4,882
Fair value of the Total Merger Consideration	$1,016,434

Assets Acquired at Fair Value
Land	$282,063
Buildings, fixtures and improvements	1,079,944
Acquired intangible lease assets	178,634
Total real estate investments, at fair value	1,540,641
Cash and cash equivalents	21,922
Restricted cash	4,241
Prepaid expenses and other assets	18,959
Goodwill	1,605
Total assets acquired at fair value	1,587,368
Liabilities Assumed at Fair Value
Mortgage notes payable	127,651
Mortgage premiums	4,143
Credit facility	304,000
Market lease liabilities	104,840
Derivatives	203
Accounts payable and accrued expenses	21,291
Deferred rent and other liabilities	8,806
Total liabilities assumed at fair value	570,934
Net assets acquired	$1,016,434
_________________________________

(1)	Valued at $24.00 as of the date of the Merger.
As a result of the Merger, the Company acquired goodwill of $1.6 million, which is primarily attributable to expected synergies from combining operations of the Company and RCA.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2018. There have been no significant changes to the Company's significant accounting policies during the quarter ended March 31, 2018.
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
Reclassifications
The presentation of prior year restricted cash on the Company's consolidated statements of cash flows has been changed to conform to the current year presentation. The change in the current year presentation relates to the adoption of accounting standards update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which was adopted by the Company effective December 31, 2017. As a result, the Company adjusted its statements of cash flows for the three months ended March 31, 2017, to include $7.9 million of restricted cash in the beginning cash balance and remove transfers of $0.3 million between cash and restricted cash from operations and $0.3 million between cash and restricted cash from investing activities.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive income (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset.
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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the quarter ended March 31, 2018, approximately $0.2 million in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company’s allowance for uncollectible accounts or records a direct write-off of the receivable in the Company’s consolidated statements of operations and comprehensive income (loss).
Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and it did not have an impact on the Company’s consolidated financial statements. The new guidance did not have an impact on the Company's consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard is adopted.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance beginning in the first quarter of 2018, and it did not have a material impact on the Company's statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company's consolidated financial statements. As a result, the Company has treated its property acquisitions during the three months ended March 31, 2018 as asset acquisitions, and has capitalized the related transaction costs of approximately $0.4 million.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. During the three months ended March 31, 2018 the Company did not retain any interest in properties in which it sold.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 and it did not have an impact on the Company's consolidated financial statements. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of March 31, 2018:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which was approved in March 2018, and allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. If certain criteria are met, non-lease components such as reimbursed expenses, may continue to be classified as leasing income. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.
The Company is a lessee for some properties in which it has ground leases as of March 31, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this new guidance until it becomes effective.
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
Note 4 — Real Estate Investments
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost (1):
Land	$16,122	$283,611
Buildings, fixtures and improvements	21,093	1,086,218
Total tangible assets	37,215	1,369,829
Acquired intangibles: (2)
In-place leases	7,171	155,588
Above-market lease assets	94	22,751
Below-market ground lease asset	—	1,233
Above-market ground lease liability	—	—
Below-market lease liabilities	(315)	(104,887)
Total intangible assets, net	6,950	74,685
Credit Facility assumed in the Merger (3)	—	(304,000)
Mortgage notes payable assumed in the Merger	—	(127,651)
Premiums on mortgage notes payable assumed in the Merger	—	(4,143)
Other assets acquired and (liabilities assumed) in the Merger, net	—	16,427
Consideration paid for acquired real estate investments, net of liabilities assumed	$44,165	$1,025,147
Number of properties purchased	24	41
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the three months ended March 31, 2017 were subsequently adjusted after receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market ground lease asset and below-market lease liabilities acquired during the quarter ended March 31, 2018 were 17.4 years, 12.2 years and 19.1 years, respectively, as of each property's respective acquisition date.

(3)
The Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Credit Facility in full and entered into a new credit agreement (see Note 15 - Subsequent Events for additional information).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	March 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$387,085	$115,511	$271,574	$421,369	$140,085	$281,284
Above-market lease assets	24,338	4,991	19,347	31,610	11,309	20,301
Below-market ground lease asset	1,233	36	1,197	1,233	28	1,205
Total acquired intangible lease assets	$412,656	$120,538	$292,118	$454,212	$151,422	$302,790
Intangible liabilities:
Above-market ground lease liability	$85	$4	$81	$85	$3	$82
Below-market lease liabilities	119,272	12,687	106,585	119,249	10,559	108,690
Total acquired intangible lease liabilities	$119,357	$12,691	$106,666	$119,334	$10,562	$108,772
The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
In-place leases	$14,098	$13,128
Total added to depreciation and amortization	$14,098	$13,128

Above-market leases	$(1,049)	$(1,164)
Below-market lease liabilities	2,420	1,620
Total added to rental income	$1,371	$456

Below-market ground lease asset	$8	$4
Above-market ground lease liability	—	(1)
Total added to property operating expenses	$8	$3
The following table provides the projected amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2018 (remainder)	2019	2020	2021	2022
In-place leases	$38,650	$43,126	$35,109	$30,121	$25,994
Total to be added to depreciation and amortization	$38,650	$43,126	$35,109	$30,121	$25,994

Above-market leases	$3,040	$3,252	$2,430	$2,100	$1,720
Below-market lease liabilities	(6,553)	(8,313)	(7,592)	(6,881)	(6,470)
Total to be added to rental income	$(3,513)	$(5,061)	$(5,162)	$(4,781)	$(4,750)

Below-market ground lease asset	$24	$32	$32	$32	$32
Above-market ground lease liability	(2)	(2)	(2)	(2)	(2)
Total to be added to property operating expenses	$22	$30	$30	$30	$30

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the quarter ended March 31, 2018 had been consummated on January 1, 2017:

	Three Months Ended March 31,
(In thousands, except per share data)	2018 (1)	2017
Pro forma revenues	$70,488	$58,136
Pro forma net loss	$15,718	$(10,193)
Basic and diluted pro forma net loss per share	$0.15	$(0.12)
_____________________

(1)
For the quarter ended March 31, 2018, aggregate revenues and net income derived from the Company's 2018 acquisitions (for the Company's period of ownership) were $0.5 million and $0.4 million, respectively.

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$169,265
2019	219,433
2020	206,735
2021	194,271
2022	183,019
Thereafter	1,039,471
$2,012,194
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company's consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	March 31,
Tenant	2018	2017
SunTrust Bank	*	11.6%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of the Company's consolidated annualized rental income for all portfolio properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2018 and 2017.
The Company did not own properties in any state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2018 and 2017.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

As of March 31, 2018 and December 31, 2017, there were five and four properties, respectively, classified as held for sale. During the quarter ended March 31, 2018, the Company sold all four of the properties that were held for sale as of December 31, 2017 and classified five additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented. The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Real estate investments held for sale, at cost:
Land	$2,674	$1,453
Buildings, fixtures and improvements	9,576	4,677
Acquired intangible lease assets	1,609	1,252
Total real estate assets held for sale, at cost	13,859	7,382
Less accumulated depreciation and amortization	(3,230)	(2,666)
Total real estate investments held for sale, net	10,629	4,716

Impairment charges related to properties reclassified as held for sale	(134)	(34)
Assets held for sale	$10,495	$4,682
Real Estate Sales
During the quarter ended March 31, 2018, the Company closed on the sale of six properties, including five properties leased to SunTrust Banks, Inc. ("SunTrust") (as discussed below), for an aggregate contract price of $62.8 million, exclusive of closing costs. These sales resulted in aggregate gains of $24.6 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the quarter ended March 31, 2018. The Company recorded impairment charges of $0.1 million upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal, which are recorded in impairment charges in the Company’s unaudited consolidated statement of operations and comprehensive income (loss).
During the three months ended March 31, 2017, the Company closed on the sale of three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $148.0 million, exclusive of closing costs, resulting in a gain of $5.2 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2017. Also during the three months ended March 31, 2017, the Company closed on the sale of two single-tenant net lease properties leased to SunTrust for an aggregate contract price of $1.0 million, exclusive of closing costs. These sales resulted in impairment charges of $1.4 million. The impairment charges were recognized during 2016, at the time the properties were classified as held for sale.
Impairment of Held for Use Real Estate Investments
As of March 31, 2018 and December 31, 2017, the Company owned 36 and 41 held for use single-tenant net lease properties leased to SunTrust, respectively, which had lease terms set to expire between December 31, 2017 and March 31, 2018. As a result, the Company reconsidered its intended holding period for these properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the SunTrust properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the SunTrust properties, and that market and economic conditions at the time of any potential sales of these SunTrust properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
As a result of its consideration of impairment of its held for use properties, during the quarters ended March 31, 2018 and 2017, the Company recognized impairment charges of $0.2 million and $1.5 million, respectively, on four and five of the held for use SunTrust properties, respectively, based on LOIs received. These amounts are recorded in impairment charges in the Company’s consolidated statement of operations and comprehensive income (loss).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5 — Mortgage Notes Payable, Net
The Company's mortgage notes payable, net as of March 31, 2018 and December 31, 2017 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2018	December 31, 2017	March 31, 2018		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,374	$7,470	5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	25	20,685	21,243	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank III	99	79,211	79,729	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	26	20,948	22,756	5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	37,371	37,562	5.63%		Fixed		Jun. 2041	Jun. 2021
Mortgage Loan I	262	601,553	638,115	4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing	1	11,000	11,000	4.66%		Fixed		Jul. 2018	Jul. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		Fixed	(2)	Oct. 2018	Oct. 2018
Shops at Shelby Crossing	1	22,895	23,002	4.97%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	40,647	40,858	5.76%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed		Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan IV	39	29,887	—	5.16%		Fixed	(2)	Mar. 2025	Mar. 2025
Gross mortgage notes payable	518	1,297,723	1,307,887	4.61%	(1)
Deferred financing costs, net of accumulated amortization (3)		(14,987)	(15,182)
Mortgage premiums, net		9,893	10,728
Mortgage notes payable, net		$1,292,629	$1,303,433
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(2)	Fixed as a result of the Company having entered into swap agreements, which are included in derivatives, at fair value on the unaudited consolidated balance sheet as of March 31, 2018.

(3)
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

As of March 31, 2018 and December 31, 2017, the Company had pledged $2.5 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2018, $680.2 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility (see Note 6 — Credit Facility for definition).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to March 31, 2018 and thereafter:

(In thousands)	Future Principal Payments
2018 (remainder)	$46,592
2019	2,533
2020	642,438
2021	281,987
2022	1,070
Thereafter	323,103
$1,297,723
The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2018, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Credit Facility
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties (the “Second Amendment”) to an unsecured amended and restated credit agreement, dated December 2, 2014 (as amended by the Second Amendment, the “Credit Agreement”), by and among the RCA OP, to which the OP is successor by merger, BMO Harris Bank N.A., as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility (the "Credit Facility"). The Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Credit Facility in full and entered into a new credit agreement (see Note 15 — Subsequent Events for additional information).
The Second Amendment provided for, among other things, the OP to become the borrower and principal obligor under the Credit Agreement and the Credit Facility, and for the Company to become a guarantor under the Credit Facility. RCA and the RCA OP were parties to the Credit Agreement prior to closing of the Merger.
The Credit Facility provided for aggregate revolving loan borrowings of up to $325.0 million (subject to the value and debt service coverage ratio of the unencumbered asset pool comprising the borrowing base thereunder), a swingline subfacility of $25.0 million and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to lender consent and certain other conditions, would have allowed for increased commitments under the Credit Facility to up to $575.0 million. As of March 31, 2018, the Company's unused borrowing capacity was $255.0 million, based on the aggregate commitments under the Credit Facility.
Borrowings under the Credit Facility bore interest at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.00%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company’s consolidated leverage ratio. As of March 31, 2018 and December 31, 2017, the weighted-average interest rate under the Credit Facility was 3.04% and 2.48%, respectively.
The Credit Facility provided for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility could have been prepaid at any time, in whole or in part, without premium or penalty. Upon the occurrence of an event of default, the requisite lenders had the right to terminate their obligations under the Credit Facility and could have accelerated the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP guaranteed the obligations under the Credit Facility.
In connection with the Merger, the Company assumed the outstanding balance on the Credit Facility of $304.0 million. During the three months ended March 31, 2017, the Company paid down $114.0 million.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Credit Facility contained various customary covenants, including but not limited to financial maintenance covenants with respect to maximum consolidated leverage and consolidated secured leverage, minimum fixed charge coverage, a maximum ratio of other recourse debt to total asset value and minimum net worth. As of March 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility.
Note 7 — Fair Value Measurements
Fair Value Hierarchy
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
Derivative Instruments
The Company's derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2018 and December 31, 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company's impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also has impaired real estate investments held for use (see Note 4 — Real Estate Investments for additional information on impairment charges recorded by the Company), which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2018 and December 31, 2017. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic regions as the impaired properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy. For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2018
Impaired real estate investments held for sale	$—	$564	$—	$564
Impaired real estate investments held for use	—	1,583	—	1,583
Interest rate swaps - assets	—	64	—	64
Interest rate swaps - liabilities	—	377	—	377
Total	$—	$2,588	$—	$2,588

December 31, 2017
Impaired real estate investments held for sale	$—	$432	$—	$432
Impaired real estate Investments held for use	—	20,434	10,330	30,764
Interest rate swaps	—	23	—	23
Total	$—	$20,889	$10,330	$31,219
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the quarter ended March 31, 2018 and 2017.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 are reported in the following table:

		March 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,297,723	$1,313,525	$1,307,887	$1,332,240
Credit facility	3	$70,000	$70,000	$95,000	$95,000
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
Note 8 — Derivatives and Hedging Activities
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivative assets, at fair value	$64	$23
Interest Rate Swaps	Derivative liabilities, at fair value	(377)	—
Total		$(313)	$23
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that approximately $83,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
As of March 31, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	5	$63,985	1	$34,098
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018. There was no gain or loss recognized on interest rate derivatives during the three months ended March 31, 2017:

Three Months Ended March 31,
(In thousands)	2018
Amount of loss recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(365)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$(5)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Non-Designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $0.1 million is included in interest expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships, therefore no gain or loss was recorded in the three months ended March 31, 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2018	$64	$—	$—	$64	$—	$—	64
March 31, 2018	$—	$(377)	$—	$(377)	$—	$—	(377)
December 31, 2017	$23	$—	$—	$23	$—	$—	23
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2018, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.4 million. As of March 31, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 104.8 million and 105.2 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

On March 19, 2018, the Company’s board of directors approved an estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) as of December 31, 2017, which was published on March 20, 2018. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company’s board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the price at which the Company’s common stock would trade on a national securities exchange or the per-share price a third-party would pay to acquire the Company, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2016 or December 31, 2017, as applicable, that would have affected the Company’s net asset value.
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share (the "Offer"). The Company made the Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. In accordance with the terms of the Offer, which expired on March 27, 2018, the Company accepted for purchase 483,716 Shares for a total cost of approximately $6.9 million, excluding fees and expenses relating to the Offer.
On May 1, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $15.35 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $15.45 per share (the "New Offer") (see Note 15 - Subsequent Events for further discussion).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

When a stockholder requests repurchases and the repurchases are approved, the Company reclassifies such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
On February 15, 2018 and May 1, 2018, in connection with the commencement of the tender offers described above, the Company’s board of directors suspended the SRP. The Company will not accept repurchase requests under the SRP during the pendency of the New Offer (see Note 15 - Subsequent Events for further discussion).
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2018:

	Number of Shares	Weighted - Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Cumulative repurchases as of March 31, 2018	3,719,803	23.90
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that were not valid requests in accordance with the amended and restated SRP.
(2) During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company’s stockholders may elect to reinvest distributions by purchasing shares of common stock.
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within equity in the consolidated balance sheets in the period distributions are declared. During the quarter ended March 31, 2018, 503,738 shares of common stock were issued pursuant to the DRIP.
Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$1,089
2019	1,460
2020	1,243
2021	925
2022	941
Thereafter	12,516
$18,174
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. The complaint, as amended, alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint alleges violations of Sections 14(a), 20(a) and 20(b) of the Exchange Act by the Company, as well as the Advisor, AR Global and Messrs. Schorsch and Kahane as control persons, and breaches of fiduciary duty by the Advisor, aided and abetted by AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the complaint is without merit and intends to defend vigorously. On April 26, 2018, defendants moved to dismiss the complaint, which motion is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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
Note 11 — Related Party Transactions and Arrangements
As of March 31, 2018 and December 31, 2017, American Finance Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by AR Global, owned 8,888 shares of the Company's outstanding common stock and owned 90 units of limited partnership interests in the OP ("OP Units"). Holders of OP Units currently have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the Company's initial public offering. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr.). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
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
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the "Third A&R Advisory Agreement"), which became effective at the Effective Time. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and thereby terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor after January 1, 2018 as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor a specified Internalization fee pursuant to the terms of the Third A&R Advisory Agreement, which is equal to $15.0 million plus either (x) if the Internalization occurs on or before December 31, 2028, Subject Fees multiplied by 4.5 and (y) if the Internalization occurs on or after January 1, 2029, Subject Fees multiplied by 3.5 plus 1% of the purchase price of each acquisition or merger that occurs between the date of the notice of Internalization received by the Advisor and the Internalization or 1% of the cumulative net proceeds of any equity raised by the Company between the end of the fiscal quarter in which notice was received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of common stock subject to certain conditions.
The initial term of the Third A&R Advisory Agreement expires on April 29, 2035, the twentieth anniversary of Second A&R Advisory Agreement. This term is automatically renewed for successive twenty-year terms upon expiration unless the Third A&R Advisory Agreement is terminated (1) in accordance with an Internalization, (2) by the Company or the Advisor with cause, without penalty, with 60 days’ notice, (3) by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Third A&R Advisory Agreement or (b) any material breach of the Third A&R Advisory Agreement of any nature whatsoever by the Company, or (4) by the Advisor in connection with a change of control of the Company. Upon the termination of the Third A&R Advisory Agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, as well as the then-present fair market value of the Advisor’s interest in the Company.
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the agreement of limited partnership of the OP (the “A&R OP Agreement”), which became effective upon the Effective Time. The A&R OP Agreement makes certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) an Internalization; and (c) certain matters related to changes in the Third A&R Advisory Agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Acquisition Fees
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
Financing Coordination Fees
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
Asset Management Fees and Variable Management/Incentive Fees
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
As of March 31, 2018, in aggregate, the Company's board of directors had approved the cumulative issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. As of March 31, 2018, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2018 and 2017. The Advisor receives distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Pursuant to an amendment (the "Amendment") to the Original A&R Advisory Agreement entered into in April 2015, the OP will not issue any further Class B Units. The changes made pursuant to the Amendment were incorporated into the Agreement of Limited Partnership of the OP (the "OP Agreement") through a Third Amendment to the OP Agreement, which was approved by the board of directors and entered into on April 29, 2015.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a "Specified Transaction"), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company's equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the DRIP and any cumulative Core Earnings (as defined below) in excess of distributions paid on common stock but excluding equity based compensation and proceeds from an Specified Transaction after the Effective Time) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter's Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter's Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses(in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the three months ended March 31, 2018 and 2017.
Property Management Fees
On September 6, 2016, the date of the Merger Agreement, RCA’s former property manager and leasing agent assigned RCA’s existing property management agreement (as amended and restated in connection with the execution of the Merger Agreement and further amended from time to time, the “Multi-Tenant Property Management Agreement”) and existing leasing agreement (as amended and restated in connection with the execution of the Merger Agreement, the “Multi-Tenant Leasing Agreement”) to the Property Manager. The Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement became effective at the Effective Time.
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for (1) the properties owned by RCA prior to the Merger, and (2) any existing anchored, retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement, (the “Multi-Tenant Properties”). In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s anchored, stabilized core retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, except they do not provide for the transition fees described below.
The Multi-Tenant Property Management Agreement provides that the Property Manager is entitled to a management fee equal to 4% of the gross rental receipts from the Multi-Tenant Properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15% administrative charge for common area expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In addition, the Property Manager is entitled to transition fees of up to $2,500 for each Multi-Tenant Property managed, a construction fee equal to 6% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a Multi-Tenant Property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the Multi-Tenant Properties.
Pursuant to the Multi-Tenant Leasing Agreement, the Company may, under certain circumstances and subject to certain conditions, pay the Property Manager a leasing fee for services in leasing Multi-Tenant Properties to third parties.
In addition, also in connection with entering into the Merger Agreement, the Company entered into an amendment and restatement of its existing property management and leasing agreement with the Property Manager (the “Property Management Agreement”), under which the properties owned by the Company prior to the Merger and any double- and triple-net leased single tenant properties acquired by the Company after the Effective Time have been and will be managed. The amendment and restatement did not change the substantive terms of the Property Management Agreement, which permit the Property Manager to subcontract its duties to third parties and provide that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager.
The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Property Management Agreement each have an initial term ending October 1, 2018, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause due to material breach of the agreement, fraud, criminal conduct or willful misconduct, insolvency or bankruptcy of the Property Manager.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor's costs of providing administrative services. During the three months ended March 31, 2018 and 2017, the Company incurred $1.9 million and $1.5 million, respectively of reimbursement expenses from the Advisor for providing administrative services. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three months ended March 31, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

	Three Months Ended March 31,		Payable as of
(In thousands)	2018	2017	March 31, 2018		December 31, 2017
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$118	$—	$118		$9
Ongoing fees:
Asset management fees to related party	5,609	4,750	63		408
Property management and leasing fees (2)	2,073	737	551		1,114
Professional fees and other reimbursements (3)	2,103	1,646	955	(4)	1,522	(4)
Distributions on Class B Units (3)	338	428	116		116
Total related party operating fees and reimbursements	$10,241	$7,561	$1,803		$3,169
_________________________________

(1)
Amounts for the three months ended March 31, 2018 and 2017 included in acquisition and transaction related expenses in the unaudited consolidated statements of operations and comprehensive income (loss).

(2)	Amounts for the three months ended March 31, 2018 and 2017 included in property operating expenses in the unaudited consolidated statements of operations and comprehensive income (loss).

(3)	Amounts for the three months ended March 31, 2018 and 2017 are included in general and administrative expense in the unaudited consolidated statements of operations and comprehensive income (loss).

(4)
Balance includes costs which were incurred and accrued due to ANST and a subsidiary of RCAP which were related parties of the Company. See above for further details on the status of the ANST and RCAP relationship.

Listing Arrangements
The Company’s common stock is not currently traded on a national securities exchange. The Company is presently approved to list its common stock on Nasdaq under the symbol “AFIN,” subject to the Company being in compliance with all applicable listing standards on the date trading begins. While the Company intends to list its common stock at a time yet to be determined by the Company’s board of directors, there can be no assurance as to when or if the Company’s common stock will commence trading or of the price at which its common stock may trade.
Listing Note
Upon Listing, the OP will be required to issue a note (the “Listing Note”) to the Special Limited Partner to evidence the OP's obligation to distribute to the Special Limited Partner an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the Listing Note) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the gross proceeds (“Gross Proceeds”) of all public and private offerings, including issuance of the Company's common stock pursuant to a merger or business combination (an “Offering”) as of the date of the Listing plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of common stock in an Offering prior to the Listing, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

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
Multi-Year Outperformance Agreement

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

On April 29, 2015, the Company’s board of directors approved, effective upon a Listing, the general terms of a Multi-Year Outperformance Agreement (the “OPP”) to be entered into among the Company, the OP and the Advisor. Also on April 29, 2015, the Company’s board of directors approved, effective upon a Listing, an amended and restatement of the limited partnership agreement of the OP (the “Listing A&R OP Agreement”) to conform more closely with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed, and to add long term incentive plan units (“LTIP Units”) as a new class of units of limited partnership in the OP, in addition to the existing OP Units and Class B Units.
Under the OPP, the Advisor may be issued LTIP Units with a maximum award value equal to 5% of the Company’s market capitalization (the “OPP Cap”) on the date of Listing (the “Listing Date”). As described above, the LTIP Units will be structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP Units with a value up to the OPP Cap based on the Company’s achieving certain levels of total return to its stockholders (“Total Return”) on both an absolute basis and a relative basis measured against a peer group of companies to be confirmed at Listing, for the three-year period commencing on the Listing Date (the “Performance Period”); each 12-month period in the Performance Period (each such period, a “One-Year Period”); and the initial 24-month period of the Performance Period (the “Two-Year Period”), as follows:

	Three-Year Period	Each One-Year Period	Two-Year Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period as follows:	21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the peer group, subject to a ratable sliding scale factor as follows based on achieving cumulative Total Return measured from the beginning of the period:

100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
50% will be earned if cumulative Total Return achieved is:	0%	0%	0%
0% will be earned if cumulative Total Return achieved is less than:	0%	0%	0%
a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0 - 18%	0 - 16%	0 - 12%
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units would vest on each of the third, fourth and fifth anniversaries of the Listing Date. Until such time as the LTIP Units are fully earned in accordance with the provisions of the OPP, the LTIP Units would be entitled to distributions equal to 10% of the distributions made on OP Units. After the LTIP Units are fully earned, they are entitled to a catch-up distribution at the end of the Performance Period equal to the accrued distributions earned during the Performance Period, less distributions paid during the Performance Period. After this catch-up distribution, the LTIP Units would be entitled to the same distributions as the OP Units. At the time the Advisor’s average capital account balance with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the holder, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the Listing A&R OP Agreement. After owning an OP Unit for one year, OP Unit holders generally may, subject to certain restrictions and in accordance with the Listing A&R OP Agreement, exchange OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock.
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event the Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Performance Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event the Advisor is terminated or in the event of a change in control of the Company on or following the end of the Performance Period.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Restricted Share Plan
The Company's board of directors has adopted an employee and director restricted share plan (the "RSP"), pursuant to which the Company may issue restricted shares and restricted stock units in respect of shares of common stock (“RSUs”) under specific award agreements to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Under the RSP, the Company may issue up to 10.0% of its outstanding shares of common stock on a fully diluted basis at any time. Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015, such awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient’s employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015, such awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s voluntary termination or the failure to be re-elected to the Company’s board of directors. The Company accounts for forfeitures when they occur. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock.
As of March 31, 2018, the Company had not yet made any RSU awards. The following table reflects restricted share award activity for the quarter ended March 31, 2018:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2017	15,708	$23.67
Granted	—	—
Vested	(496)	24.17
Unvested, March 31, 2018	15,212	23.66
As of March 31, 2018, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $26,000 and $30,000 for the three months ended March 31, 2018 and 2017, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 14 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2018	2017
Net income (loss) attributable to stockholders - basic and diluted	$15,401	$(10,717)

Weighted-average shares outstanding - Basic	105,196,387	84,652,179
Unvested restricted shares	15,212	—
OP Units	203,612	—
Weighted-average shares outstanding - Diluted	105,415,211	84,652,179

Net income (loss) per share attributable to stockholders - Basic	$0.15	$(0.13)
Net income (loss) per share attributable to stockholders - Diluted	$0.15	$(0.13)
Diluted net loss per share assumes the vesting or conversion of restricted shares and OP Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units into common shares if certain contingencies have been met (see Note 11 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, OP Units and Class B Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies have not been met:

	Three Months Ended March 31,
	2018	2017
Unvested restricted shares (1)	—	10,444
OP Units (2)	—	99,590
Class B Units (3)	1,052,420	1,052,420
Total	1,052,420	1,162,454
_____________________________________

(1)	Weighted-average number of shares of unvested restricted shares outstanding for the period presented. There were 11,851 unvested restricted shares outstanding as of March 31, 2017.

(2)	Weighted-average number of OP Units outstanding for the period presented. There were 203,612 OP Units outstanding as of March 31, 2017.

(3)	Weighted-average number of Class B Units outstanding for the period presented. There were 1,052,420 Class B Units outstanding as of March 31, 2017 and March 31, 2018.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Dispositions
Subsequent to March 31, 2018, the Company sold four properties (one operated by SunTrust) with an aggregate contract sale price of approximately $12.4 million.
New Credit Facility
On April 26, 2018 the Company entered into a new $415.0 million revolving unsecured corporate credit facility (the “New Credit Facility”) with BMO Harris Bank N.A, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the lenders from time to time party thereto. The New Credit Facility replaces the $325.0 million

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Credit Facility which was set to mature in May 2018. The New Credit Facility also includes an uncommitted "accordion feature" whereby, upon the request of the OP but at the sole discretion of the participating lenders, the commitments under the New Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. At closing, the Company borrowed $60.0 million, the proceeds of which were used to repay all of the $55.0 million debt outstanding under the existing Credit Facility and to pay related fees and expenses. The New Credit Facility is interest-only and matures on April 26, 2020 and the maturity date will be automatically extended by two years if a Listing occurs. In addition, if a Listing occurs, then the Company will have a one-time right to extend the maturity date beyond such automatically extended two-year term for an additional term of one year. Borrowings under the New Credit Facility will bear interest at either (i) the Base Rate, as defined, plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. The New Credit Facility contains various customary operating covenants, including a restricted payments covenant, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The New Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of the closing date of the New Credit Facility, the Company was in compliance with the operating and financial covenants under the New Credit Facility.
Commencement of Tender Offers
On May 1, 2018, the Company commenced the New Offer for up to 1,000,000 shares of the Company’s common stock at a price of $15.45 per share. The Company made the New Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the New Offer will expire at 11:59 p.m., Eastern time, on May 31, 2018. The Company’s board of directors has suspended the SRP. The Company will not accept any repurchase requests under the SRP during the pendency of the New Offer.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (the "Company," "we" "our" or "us"), American Finance Advisors, LLC (our "Advisor") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The anticipated benefits from the Merger (as defined below) with American Realty Capital - Retail Centers of America, Inc. (“RCA”) may not be realized or may take longer to realize than expected.

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

Overview
We are a diversified REIT with a retail focus. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Merger (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. Prior to the Merger, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties. As of March 31, 2018, we owned 558 properties, comprised of 19.1 million rentable square feet, which were 94.3% leased, including 523 net leased commercial properties (478 of which are retail properties) and 35 retail properties which were acquired in the Merger.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. As of March 31, 2018, we had 104.8 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to our distribution reinvestment plan (the "DRIP").
On March 19, 2018, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV") equal to $23.56 as of December 31, 2017, which was published on March 20, 2018.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the "Property Manager") serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global, as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our retail properties acquired in the Merger that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We have no obligation to Lincoln.
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
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, we completed (a) the merger of RCA with and into a wholly owned subsidiary of the Company and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the "RCA OP") with and into the OP, with the OP as the surviving entity (together, the “Merger”). RCA was sponsored and advised by affiliates of the Advisor. We issued 38.2 million shares of our common stock and paid $92.5 million in cash as consideration to complete the Merger. For additional information on the Merger, see Note 2 — Merger Transaction to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2017 Annual Report on Form 10-K. There have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we own at March 31, 2018:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18,126	10.1	100.0%
Walgreens I	Jul. 2013	1	10,500	19.5	100.0%
Dollar General II	Jul. 2013	2	18,052	10.2	100.0%
AutoZone I	Jul. 2013	1	7,370	9.3	100.0%
Dollar General III	Jul. 2013	5	45,989	10.1	100.0%
BSFS I	Jul. 2013	1	8,934	5.8	100.0%
Dollar General IV	Jul. 2013	2	18,126	7.9	100.0%
Tractor Supply I	Aug. 2013	1	19,097	9.7	100.0%
Dollar General V	Aug. 2013	1	12,480	9.8	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	23,612	7.4	100.0%
Family Dollar I	Aug. 2013	1	8,050	3.3	100.0%
Lowe's I	Aug. 2013	5	671,313	11.3	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	10,692	12.3	100.0%
Food Lion I	Aug. 2013	1	44,549	11.6	100.0%
Family Dollar II	Aug. 2013	1	8,028	5.3	100.0%
Walgreens II	Aug. 2013	1	14,490	15.0	100.0%
Dollar General VI	Aug. 2013	1	9,014	7.9	100.0%
Dollar General VII	Aug. 2013	1	9,100	10.0	100.0%
Family Dollar III	Aug. 2013	1	8,000	4.5	100.0%
Chili's I	Aug. 2013	2	12,700	7.7	100.0%
CVS I	Aug. 2013	1	10,055	7.8	100.0%
Joe's Crab Shack I	Aug. 2013	2	16,012	9.0	47.8%
Dollar General VIII	Sep. 2013	1	9,100	10.3	100.0%
Tire Kingdom I	Sep. 2013	1	6,635	7.0	100.0%
AutoZone II	Sep. 2013	1	7,370	5.2	100.0%
Family Dollar IV	Sep. 2013	1	8,320	5.3	100.0%
Fresenius I	Sep. 2013	1	5,800	7.3	100.0%
Dollar General IX	Sep. 2013	1	9,014	7.1	100.0%
Advance Auto I	Sep. 2013	1	10,500	5.3	100.0%
Walgreens III	Sep. 2013	1	15,120	8.0	100.0%
Walgreens IV	Sep. 2013	1	13,500	6.5	100.0%
CVS II	Sep. 2013	1	13,905	18.9	100.0%
Arby's I	Sep. 2013	1	3,000	10.3	100.0%
Dollar General X	Sep. 2013	1	9,100	10.0	100.0%
AmeriCold I	Sep. 2013	9	1,407,166	9.5	100.0%
Home Depot I	Sep. 2013	2	1,315,200	8.8	100.0%
New Breed Logistics I	Sep. 2013	1	390,486	3.6	100.0%
American Express Travel Related Services I	Sep. 2013	1	395,787	2.0	100.0%
L.A. Fitness I	Sep. 2013	1	45,000	5.9	100.0%
SunTrust Bank I	Sep. 2013	28	130,346	7.2	78.4%
National Tire & Battery I	Sep. 2013	1	10,795	5.7	100.0%
Circle K I	Sep. 2013	19	54,521	10.6	100.0%
Walgreens V	Sep. 2013	1	14,490	9.4	100.0%
Walgreens VI	Sep. 2013	1	14,560	11.1	100.0%
FedEx Ground I	Sep. 2013	1	21,662	5.2	100.0%
Walgreens VII	Sep. 2013	10	142,140	11.6	100.0%
O'Charley's I	Sep. 2013	20	135,973	13.6	100.0%
Krystal I	Sep. 2013	6	12,730	11.5	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
1st Constitution Bancorp I	Sep. 2013	1	4,500	5.8	100.0%
American Tire Distributors I	Sep. 2013	1	125,060	5.8	100.0%
Tractor Supply II	Oct. 2013	1	23,500	5.5	100.0%
United Healthcare I	Oct. 2013	1	400,000	3.3	100.0%
National Tire & Battery II	Oct. 2013	1	7,368	14.2	100.0%
Tractor Supply III	Oct. 2013	1	19,097	10.1	100.0%
Mattress Firm II	Oct. 2013	1	4,304	5.4	100.0%
Dollar General XI	Oct. 2013	1	9,026	9.1	100.0%
Academy Sports I	Oct. 2013	1	71,640	10.3	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22,262	5.0	100.0%
Amazon I	Oct. 2013	1	79,105	5.3	100.0%
Fresenius II	Oct. 2013	2	16,047	9.4	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	10.7	100.0%
Dollar General XIII	Nov. 2013	1	9,169	8.0	100.0%
Advance Auto II	Nov. 2013	2	13,887	5.1	100.0%
FedEx Ground II	Nov. 2013	1	48,897	5.3	100.0%
Burger King I	Nov. 2013	41	168,192	15.7	100.0%
Dollar General XIV	Nov. 2013	3	27,078	10.2	100.0%
Dollar General XV	Nov. 2013	1	9,026	10.6	100.0%
FedEx Ground III	Nov. 2013	1	24,310	5.4	100.0%
Dollar General XVI	Nov. 2013	1	9,014	7.7	100.0%
Family Dollar V	Nov. 2013	1	8,400	5.0	100.0%
Walgreens VIII	Dec. 2013	1	14,490	5.8	100.0%
CVS III	Dec. 2013	1	10,880	5.8	100.0%
Mattress Firm III	Dec. 2013	1	5,057	5.3	100.0%
Arby's II	Dec. 2013	1	3,494	10.1	100.0%
Family Dollar VI	Dec. 2013	2	17,484	5.8	100.0%
SAAB Sensis I	Dec. 2013	1	90,822	7.0	100.0%
Citizens Bank I	Dec. 2013	9	34,777	5.8	100.0%
Walgreens IX	Jan. 2014	1	14,490	4.8	100.0%
SunTrust Bank II (2)	Jan. 2014	25	128,418	10.5	97.5%
Mattress Firm IV	Jan. 2014	1	5,040	6.4	100.0%
FedEx Ground IV	Jan. 2014	1	59,167	5.3	100.0%
Mattress Firm V	Jan. 2014	1	5,548	5.6	100.0%
Family Dollar VII	Feb. 2014	1	8,320	6.3	100.0%
Aaron's I	Feb. 2014	1	7,964	5.4	100.0%
AutoZone III	Feb. 2014	1	6,786	5.0	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	5.0	100.0%
Advance Auto III	Feb. 2014	1	6,124	6.4	100.0%
Family Dollar VIII	Mar. 2014	3	24,960	5.3	100.0%
Dollar General XVII	Mar. & May 2014	3	27,078	10.0	100.0%
SunTrust Bank III (2)	Mar. 2014	99	547,404	9.5	71.0%
SunTrust Bank IV (2)	Mar. 2014	26	139,827	9.3	87.8%
Dollar General XVIII	Mar. 2014	1	9,026	10.0	100.0%
Sanofi US I	Mar. 2014	1	736,572	14.8	100.0%
Family Dollar IX	Apr. 2014	1	8,320	6.0	100.0%
Stop & Shop I	May 2014	7	491,612	8.8	100.0%
Bi-Lo I	May 2014	1	55,718	7.8	100.0%
Dollar General XIX	May 2014	1	12,480	10.4	100.0%
Dollar General XX	May 2014	5	48,584	9.1	100.0%
Dollar General XXI	May 2014	1	9,238	10.4	100.0%
Dollar General XXII	May 2014	1	10,566	9.1	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
FedEx Ground V	Feb. 2016	1	45,755	7.3	100.0%
FedEx Ground VI	Feb. 2016	1	120,731	7.4	100.0%
FedEx Ground VII	Feb. 2016	1	42,299	7.5	100.0%
FedEx Ground VIII	Feb. 2016	1	78,673	7.6	100.0%
Liberty Crossing	Feb. 2017	1	105,779	3.6	90.9%
San Pedro Crossing	Feb. 2017	1	201,965	3.9	90.0%
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	5.2	89.9%
The Streets of West Chester	Feb. 2017	1	236,842	10.7	92.1%
Prairie Towne Center	Feb. 2017	1	289,277	6.2	95.3%
Southway Shopping Center	Feb. 2017	1	181,809	4.6	88.7%
Stirling Slidell Centre	Feb. 2017	1	134,276	2.3	77.5%
Northwoods Marketplace	Feb. 2017	1	236,078	3.0	96.5%
Centennial Plaza	Feb. 2017	1	233,797	5.1	78.6%
Northlake Commons	Feb. 2017	1	109,112	3.6	90.4%
Shops at Shelby Crossing	Feb. 2017	1	236,107	4.6	97.6%
Shoppes of West Melbourne	Feb. 2017	1	144,484	3.8	98.3%
The Centrum	Feb. 2017	1	270,747	5.1	52.5%
Shoppes at Wyomissing	Feb. 2017	1	103,064	3.4	88.5%
Southroads Shopping Center	Feb. 2017	1	437,515	5.3	71.2%
Parkside Shopping Center	Feb. 2017	1	181,620	4.9	90.5%
West Lake Crossing	Feb. 2017	1	75,928	3.7	100.0%
Colonial Landing	Feb. 2017	1	263,559	4.5	70.0%
The Shops at West End	Feb. 2017	1	381,831	10.3	73.7%
Township Marketplace	Feb. 2017	1	298,630	3.3	93.9%
Cross Pointe Centre	Feb. 2017	1	226,089	10.2	100.0%
Towne Centre Plaza	Feb. 2017	1	94,096	4.8	100.0%
Harlingen Corners	Feb. 2017	1	228,208	4.3	97.6%
Village at Quail Springs	Feb. 2017	1	100,404	1.8	100.0%
Pine Ridge Plaza	Feb. 2017	1	239,492	3.6	96.9%
Bison Hollow	Feb. 2017	1	134,798	4.6	100.0%
Jefferson Commons	Feb. 2017	1	205,918	8.2	94.4%
Northpark Center	Feb. 2017	1	318,327	3.8	99.2%
Anderson Station	Feb. 2017	1	243,550	3.3	84.0%
Patton Creek	Feb. 2017	1	491,294	4.1	86.7%
North Lakeland Plaza	Feb. 2017	1	171,397	2.5	94.9%
Riverbend Marketplace	Feb. 2017	1	142,617	5.8	90.5%
Montecito Crossing	Feb. 2017	1	179,721	4.1	97.4%
Best on the Boulevard	Feb. 2017	1	204,568	4.7	91.0%
Shops at RiverGate South	Feb. 2017	1	140,703	5.9	97.8%
Dollar General XXIII	Mar. & May 2017	8	72,480	11.4	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18,018	6.8	100.0%
Bob Evans I	Apr. 2017	23	116,899	19.1	100.0%
FedEx Ground IX	May 2017	1	53,739	8.2	100.0%
Chili's II	May 2017	1	6,039	9.6	100.0%
Sonic Drive In I	June 2017	2	2,745	14.3	100.0%
Bridgestone HOSEPower I	June 2017	2	41,131	11.4	100.0%
Bridgestone HOSEPower II	July 2017	1	25,125	11.6	100.0%
FedEx Ground X	July 2017	1	141,803	9.3	100.0%
Chili's III	Aug. 2017	1	5,742	9.6	100.0%
FedEx Ground XI	Sept. 2017	1	29,246	9.3	100.0%
Hardee's I	Sept. 2017	4	13,455	19.5	100.0%
Tractor Supply IV	Oct. 2017	2	51,030	8.6	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Circle K II	Nov. 2017	6	20,068	19.3	100.0%
Sonic Drive In II	Nov. 2017	20	30,627	19.7	100.0%
Bridgestone HOSEPower III	Dec. 2017	1	20,859	12.3	100.0%
Sonny's BBQ I	Jan. 2018	3	18,548	15.9	100.0%
Mountain Express I	Jan. 2018	9	29,821	19.8	100.0%
Kum & Go I	Feb. 2018	1	5,105	10.2	100.0%
DaVita I	Feb. 2018	2	13,319	7.9	100.0%
White Oak I	Mar. 2018	9	21,931	20.0	100.0%
		558	19,069,738	8.3	94.3%
_____________________

(1)	Remaining lease term in years as of March 31, 2018. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes 32 properties leased to SunTrust Banks, Inc. ("SunTrust") for which leases had expired on December 31, 2017 and four properties leased to SunTrust for which leases expired during the quarter ended March 31, 2018, comprising 0.2 million rentable square feet. As of March 31, 2018, these properties were either being marketed for sale, subject to a non-binding letter of intent ("LOI") or subject to a definitive purchase and sale agreement ("PSA"). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 4 — Real Estate Investments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
There were 424 properties that we owned for the entirety of both the three months ended March 31, 2018 and the three months ended March 31, 2017 (our "Three Month Same Store"), comprised of 10.8 million rentable square feet that were 98.1% leased. On February 16, 2017, we acquired 35 retail properties in the Merger (the "Merger Acquisitions"), comprised of 7.5 million rentable square feet that were 88.3% leased as of March 31, 2018. Additionally, from January 1, 2017 through March 31, 2018, excluding properties acquired in the Merger, we acquired 99 properties (our "Acquisitions Since January 1, 2017"), comprised of 0.7 million rentable square feet that were 100.0% leased as of March 31, 2018. From January 1, 2017 through March 31, 2018, we sold 31 properties (our "Disposals Since January 1, 2017"), comprised of 2.5 million rentable square feet.
The following table summarizes our leasing activity during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	7	78,154	$—	$876	$521	$6.67
Lease renewals/amendments (2)	21	257,252	3,293	3,229	205	$0.80
Lease terminations	(6)	41,221	968	—	—	$—
_____________________________________

(1)	Straight-line rental income.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the three months ended March 31, 2018.

Rental Income
Rental income increased $9.4 million to $61.1 million for the three months ended March 31, 2018, compared to $51.7 million for the three months ended March 31, 2017. This increase in rental income was primarily due to $12.2 million of incremental rental income from the Merger Acquisitions, as well as $3.5 million of incremental rental income from our Acquisitions Since January 1, 2017. These increases were partially offset by a decrease in rental income of $5.0 million from our Disposals Since January 1, 2017. Our Three Month Same Store rental income decreased by $1.4 million primarily due to certain SunTrust leases that expired on December 31, 2017.
Operating Expense Reimbursements
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Operating expense reimbursement revenue increased $3.8 million to $9.0 million for the three months ended March 31, 2018 compared to $5.2 million for the three months ended March 31, 2017. This increase was primarily driven by $4.3 million of operating expense reimbursements from the Merger Acquisitions, and increases in Our Three Month Same Store operating expense reimbursements and our Acquisitions Since January 1, 2017 operating expense reimbursements of $0.2 million and $0.1 million, respectively. These increases were partially offset by a decrease in operating expense reimbursements of $0.8 million from our Disposals Since January 1, 2017.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.8 million to $5.6 million for the three months ended March 31, 2018, compared to $4.8 million for the three months ended March 31, 2017. We pay these fees to the Advisor for managing our day-to-day operations. Prior to the effective time of the Merger in February 2017, we paid our Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the effective time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the three months ended March 31, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report of Form 10-Q for more information on fees incurred from the Advisor.
Property Operating Expenses
Property operating expenses increased $6.4 million to $13.4 million for the three months ended March 31, 2018 compared to $7.0 million for the three months ended March 31, 2017. This increase was primarily driven by property operating expense of $6.3 million from the Merger Acquisitions and increases in our Three Month Same Store property operating expense and our Acquisitions Since January 1, 2017 property operating expense of $0.4 million and $0.1 million, respectively. These increases were partially offset by a decrease of $0.5 million from our Disposals Since January 1, 2017. Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Most of these expenses are passed through and reimbursed by our tenants.
Impairment Charges
We incurred $0.3 million of impairment charges during the three months ended March 31, 2018, $0.1 million of which related to properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
We recognized $3.9 million of impairment charges during the three months ended March 31, 2017. $2.4 million of these impairment charges related to our properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $1.5 million of impairment charges were taken on five held for use properties leased to SunTrust. We determined, based on LOIs executed, that the carrying value of these properties exceeded their estimated fair values less costs to sell.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.4 million to $2.0 million for the three months ended March 31, 2018, compared to $5.4 million for the three months ended March 31, 2017. Acquisition and transaction related expenses for the three months ended March 31, 2018 were primarily related to prepayment charges on mortgages related to our disposition of 6 properties. Acquisition and transaction related expenses for the three months ended March 31, 2017 were primarily due to costs incurred in connection with the Merger. These costs include fees to the special committee of the board of directors for their review of the Merger, as well as fees to the special committee's outside financial advisor and legal counsel.
General and Administrative Expense
General and administrative expense increased $0.7 million to $5.5 million for the three months ended March 31, 2018, compared to $4.8 million for the three months ended March 31, 2017. The increase was due to higher legal fees and transfer agent fees and higher general and administrative expense reimbursements from our Advisor, which increased $0.5 million to $2.1 million for three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. These increases were partially offset by lower consulting fees and lower expense related to distributions on Class B Units.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.0 million to $36.5 million for the three months ended March 31, 2018 compared to $31.5 million for the three months ended March 31, 2017. The increase was primarily due to depreciation and amortization expense of $7.6 million related to the properties acquired from RCA in the Merger and $1.3 million related to our Acquisitions Since January 1, 2017. Additionally, depreciation and amortization expense decreased $1.7 million on our Disposals

Since January 1, 2017 and decreased $2.1 million on Our Three Month Same Store properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.3 million to $16.1 million for the three months ended March 31, 2018, compared to $15.8 million for the three months ended March 31, 2017. This increase is primarily related to higher average mortgage notes payable in the first quarter of 2018 and debt assumed in the Merger on February 16, 2017, partially offset by a lower overall average balance of our revolving credit facility (the "Credit Facility") when compared to the first quarter of 2017. As of March 31, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.61% and 4.75%, respectively and the weighted average interest rate on our Credit Facility was 3.04% and 2.12%, respectively.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2018, we sold six properties which resulted in gains on sale. These properties sold for an aggregate contract price of $62.8 million, resulting in aggregate gains on sale of $24.6 million. During the three months ended March 31, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million.
Cash Flows from Operating Activities
Cash flows from operating activities was $22.3 million during the quarter ended March 31, 2018 and consisted of net income of $15.4 million, adjusted for non-cash items of $11.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments. In addition, the increase in accounts payable and accrued expenses of $0.5 million and the increase in deferred rent of $0.8 million were partially offset by an increase in prepaid expenses and other assets of $5.7 million.
Cash flows provided by operating activities of $8.7 million during the three months ended March 31, 2017 included a net loss adjusted for non-cash items of $21.3 million (net loss of $10.7 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments of $32.1 million) and a decrease in prepaid expenses and other assets of $1.9 million. These operating cash flows were partially offset by a decrease in accounts payable and accrued expenses of $7.3 million and a decrease in deferred rent and other liabilities of $7.2 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the quarter ended March 31, 2018 of $24.7 million consisted primarily of cash paid for investments in real estate and other assets of $44.2 million and capital expenditures of $2.1 million, partially offset by cash received from the sale of real estate investments of $21.8 million.
The net cash provided by investing activities during the three months ended March 31, 2017 of $67.3 million was generated from the sale of real estate investments of $145.0 million and cash acquired in the Merger of $26.2 million, partially offset by cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $8.7 million, deposits for real estate acquisitions of $0.5 million and changes in capital expenditures of $0.1 million.
Cash Flows from Financing Activities
The net cash used in financing activities of $35.4 million during the quarter ended March 31, 2018 consisted primarily of payments on the Credit Facility of $25.0 million, common stock repurchases of $16.6 million, cash distributions of $21.9 million, payments of deferred financing costs of $1.2 million and payments of mortgage notes payable of $0.6 million. These financing cash outflows were partially offset by proceeds from mortgage notes payable of $29.9 million.
The net cash used in financing activities of $152.7 million during the three months ended March 31, 2017 consisted primarily of payments on the Credit Facility of $114.0 million, common stock repurchases of $20.2 million, cash distributions of $17.2 million, payments of deferred financing costs of $0.9 million and payments of mortgage notes payable of $0.4 million.

Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from our new credit facility entered into in April 2018 (the "New Credit Facility"). We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $71.3 million and $107.7 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash distributions to our stockholders and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the “SRP”).
As of March 31, 2018, we had $1.3 billion of mortgage notes payable, net outstanding and $70.0 million outstanding under the Credit Facility, with a leverage ratio (total debt divided by total assets) of 42.3%. During the three months ended March 31, 2018, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.61% and 3.04%, respectively. The Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Credit Facility in full and entered into the New Credit Facility. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $46.6 million and $2.5 million, respectively.
During the quarter ended March 31, 2018, we entered into a $29.9 million mortgage loan agreement ("Mortgage Loan IV") with the Bank of Texas. The Mortgage Loan IV has a stated maturity of March, 2025 and an effective interest rate of 5.16%. As of March 31, 2018 the Mortgage Loan IV was secured by mortgage interests in 39 of the Company's properties. Proceeds from the Mortgage Loan IV were used to pay down approximately $25.0 million under the Credit Facility.
As of March 31, 2018, we had $3.1 billion in real estate assets, net, and we had pledged $2.5 billion in real estate investments as collateral for our mortgage notes payable and $680.2 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility. At the closing of the New Credit Facility on April 26, 2018, $774.6 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base thereunder.
One of our primary uses of cash during the quarter ended March 31, 2018 has been for acquisitions of properties. We have acquired 24 properties during the quarter ended March 31, 2018 for $44.2 million. These acquisitions were funded through a combination of mortgage debt, draws on the Credit Facility, proceeds from dispositions of properties and available cash on hand.
During the quarter ended March 31, 2018, we repurchased 896,655 shares of our common stock for approximately $16.6 million. Of this amount, 412,939 shares were repurchased pursuant to the SRP for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV, and 483,716 shares were repurchased at a price of $14.35 per share pursuant to a tender offer commenced on February 15, 2018 and expiring on March 27, 2018, for a total cost of approximately $6.9 million. These repurchases were funded from cash on hand. On May 1, 2018, we commenced a new tender offer for up to 1,000,000 shares of our common stock at a price of $15.45 per share (the "New Offer"). The Company made the New Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the New Offer will expire at 11:59 p.m., Eastern time, on May 31, 2018. We intend to fund the purchase of shares in the New Offer and pay related costs using our available cash on hand.
During the quarter ended March 31, 2018, we closed on the sale of six properties, for an aggregate contract price of $62.8 million, excluding disposition related costs. In connection with these sales, we repaid $39.4 million of mortgage debt, leaving net proceeds available for other uses of $25.2 million.
New Credit Facility
On April 26, 2018, we, the OP and certain other subsidiaries acting as guarantors, entered into a credit agreement (the “New Credit Agreement”), with BMO Harris Bank N.A., as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the lenders from time to time party thereto (collectively, the “Lenders”). Affiliates of SunTrust Robinson Humphrey, Inc. are tenants at several of our properties.
The New Credit Agreement provides for aggregate revolving loan borrowings of up to $415.0 million, a swingline subfacility of $10.0 million and a $15.0 million letter of credit subfacility (collectively, the “New Credit Facility”), subject to certain conditions. The New Credit Agreement also includes an uncommitted accordion feature whereby, upon the request of the OP but at the sole discretion of the participating Lenders, the commitments under the New Credit Agreement may be increased by up to an additional $500.0 million, subject to certain customary conditions. At closing, the Company, through the OP, borrowed $60.0 million, the proceeds of which were used to repay all of the $55 million of indebtedness outstanding under the Credit Facility, which was scheduled to mature on May 1, 2018, and to pay related fees and expenses.
The availability of future borrowings under the New Credit Facility is based on the value and debt service coverage ratio of the pool of eligible unencumbered real estate assets owned or leased by the Guarantors or any of their direct or indirect subsidiaries.

Following the closing, approximately $203.2 million was available for future borrowings based on the value of the eligible unencumbered real estate assets. Prior to the closing of the New Credit Facility, as of March 31, 2018, $255.0 million was available for future borrowings under the Credit Facility. The proceeds from any Loans may be used for any general corporate purpose, including refinancing existing indebtedness, funding real estate acquisitions, financing capital expenditures and working capital and for general corporate purposes, including funding any tender offer or share repurchase program entered into in conjunction with, or after, a listing of shares of the Company’s common stock on a national securities exchange (“Listing”).
Borrowings under the New Credit Facility are interest-only with the principal outstanding due at maturity on April 26, 2020, which will be automatically extended to April 26, 2022 if a Listing occurs. In addition, if a Listing occurs, we will have the option, subject to customary conditions, to further extend the maturity date to April 26, 2023. The Credit Agreement also contains other covenants and provisions to facilitate a Listing and certain other transactions that would become effective in connection with a Listing. Borrowings under the New Credit Facility will bear interest at either (i) the Base Rate (as defined in the Credit Agreement) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Other Subsequent Events
We did not purchase any additional properties subsequent to March 31, 2018. We have entered into PSAs to acquire an additional 15 properties for an aggregate contract purchase price of approximately $27.4 million. We anticipate using available cash on hand, proceeds from dispositions of properties and proceeds from borrowings to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
We sold four properties subsequent to March 31, 2018 (one leased to SunTrust) with an aggregate contract sale price of approximately $12.4 million. We also have entered into PSAs to dispose of an additional 12 properties (ten leased to SunTrust), for an aggregate contract sale price of approximately $14.3 million. These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Non-GAAP Financial Measures
This section reports on non-GAAP financial measures, including funds from operations and modified funds from operations. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income (loss) as determined under GAAP.
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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income (loss) as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (loss) (including gains or losses incurred on assets held for sale), gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

Three Months Ended
(In thousands)	March 31, 2018
Net income attributable to stockholders (in accordance with GAAP)	$15,401
Gain on sale of real estate investments	(24,637)
Impairment charges	322
Depreciation and amortization	36,499
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(24)
FFO attributable to stockholders	27,561
Acquisition and transaction related fees and expenses	1,954
Amortization of market lease and other intangibles, net	(1,358)
Straight-line rent	(2,253)
Amortization of mortgage premiums on borrowings	(835)
Discount accretion on investment	—
Mark-to-market adjustments	(24)
Proportionate share of adjustments for non-controlling interests to arrive at MFFO	5
MFFO attributable to stockholders	$25,050
Distributions
Prior to, and continuing into, 2017, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. The first distributions declared under the new rate were paid on or about August 5, 2017. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2018, distributions paid to common stockholders totaled $33.7 million, including $11.8 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the three months ended March 31, 2018, cash used to pay distributions was generated from cash flows provided by operations and proceeds from the DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, for the periods indicated:

	Three Months Ended
	March 31, 2018
(In thousands)		Percentage of Distributions
Cash distributions paid to stockholders not reinvested in common stock	$21,906
Cash distributions reinvested in common stock issued under the DRIP	11,773
Total distributions paid	$33,679

Source of distribution coverage:
Cash flows provided by operations	$22,348	66.4%
Cash proceeds received from common stock issued under the DRIP	11,331	33.6%
Total source of distribution coverage	$33,679	100.0%

Cash flows provided by operations (GAAP basis)	$22,348
Net income (in accordance with GAAP)	$15,431
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
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2018, we were in compliance with the debt covenants under our loan agreements.
Contractual Obligations
There were no material changes in the Company's contractual obligations at March 31, 2018, as compared to those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017.  The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment.  The Company, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. The complaint, as amended, alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint alleges violations of Sections 14(a), 20(a) and 20(b) of the Exchange Act by us, as well as the Advisor, AR Global and Messrs. Schorsch and Kahane as control persons, and breaches of fiduciary duty by the Advisor, aided and abetted by AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the complaint is without merit and intend to defend vigorously. On April 26, 2018, defendants moved to dismiss the complaint, which motion is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our Estimated Per-Share NAV, and hence the price at which we sell shares under the DRIP or the price at which we repurchase shares under the SRP, does not represent, and we can give no assurance as to, (1) the price at which our shares will trade on a national securities exchange or the per share price a third party would pay to acquire us, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (3) the amount stockholders would receive if we sold substantially all our assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, our Estimated Per-Share NAV does not reflect events subsequent to the date as of which the Estimated Per-Share NAV is determined that may have affected the value of our shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended March 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2018:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Cumulative repurchases as of March 31, 2018	3,719,803	23.90
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that were not valid requests in accordance with the amended and restated SRP.
(2) During January 2018, we repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Also, during the quarter ended March 31, 2018, we commenced and completed a tender offer for up to 1,000,000 shares of our common stock at a price of $14.35 per share. On March 27, 2018, we accepted 483,716 shares for purchase in this tender offer for a total cost of approximately $6.9 million, excluding fees and expenses.
On May 1, 2018, we commenced a new tender offer for up to 1,000,000 shares of our common stock at a price of $15.45 per share. We made the New Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of our common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. Unless extended or withdrawn, the New Offer will expire at 11:59 p.m., Eastern time, on May 31, 2018. Our board of directors has suspended the SRP. We will not accept any repurchase requests under the SRP during the pendency of the New Offer.
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

AMERICAN FINANCE TRUST, INC.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 11, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.