Form 10-K/A
period 2017-12-31
American Finance Trust, Inc
filed 2018-06-08
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends American Finance Trust Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 19, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to include a statement inadvertently omitted by KPMG LLP (“KPMG”) from the filed version of KPMG’s report included in the Original Filing that states the Company was not required to have, nor did KPMG audit the Company’s internal control over financial reporting. The change to the filed version of KPMG’s report included in the Original Filing does not affect KPMG’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing and this Amendment No. 1.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes a new consent of KPMG LLP (Exhibit 23.1), new certifications from the Company’s principal executive officer (Exhibit 31.1) and principal financial officer (Exhibit 31.2) and new Section 1350 certifications (Exhibit 32) dated as of the date of filing of this Amendment No. 1.
This Amendment No. 1 amends the Original Filing, making only the amendments described above. No other amendments have been made to the Original Filing and the Company is not amending its consolidated financial statements or any other part of, or otherwise updating any other disclosures made in, the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

AMERICAN FINANCE TRUST, INC.

FORM 10-K/A
Year Ended December 31, 2017

PART II
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K/A.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein beginning at page F-40 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
(b)    Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K/A for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Exhibit No.	Description
10.17 (5)	Indemnification Agreement, dated as of February 16, 2017, by and between American Finance Trust, Inc. and Leslie D. Michelson and Edward G. Rendell
10.18 (7)	Indemnification Agreement between American Finance Trust, Inc. and Katie P. Kurtz
10.19 (11)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.20 (11)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.21 (11)
First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP

10.22 (11)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
21.1 (11)	List of Subsidiaries
23.1 *	Consent of KPMG LLP
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
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2016.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2017.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13, 2017.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

(9)	Filed as Appendix A to the Company’s Registration Statement on Form S-3 filed with the SEC on April 1, 2016.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2016.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of June, 2018.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	June 8, 2018
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	June 8, 2018
Katie P. Kurtz

/s/ Lisa D. Kabnick	Lead Independent Director	June 8, 2018
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	June 8, 2018
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	June 8, 2018
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	June 8, 2018
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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