Form 10-Q
period 2018-06-30
American Finance Trust, Inc
filed 2018-08-09
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55197

American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of July 31, 2018, the registrant had 106,123,442 shares of common stock outstanding, comprised of 53,594,069 shares of Class A common stock, 26,264,686.5 shares of Class B-1 common stock and 26,264,686.5 shares of Class B-2 common stock.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$627,172	$607,675
Buildings, fixtures and improvements	2,416,133	2,449,020
Acquired intangible lease assets	414,157	454,212
Total real estate investments, at cost	3,457,462	3,510,907
Less: accumulated depreciation and amortization	(415,567)	(408,194)
Total real estate investments, net	3,041,895	3,102,713
Cash and cash equivalents	58,882	107,666
Restricted cash	19,662	19,588
Derivative assets, at fair vale	—	23
Deposits for real estate acquisitions	1,025	565
Prepaid expenses and other assets	55,685	50,859
Goodwill	1,605	1,605
Deferred costs, net	13,904	8,949
Assets held for sale	1,868	4,682
Total assets	$3,194,526	$3,296,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$1,224,544	$1,303,433
Credit facility	132,300	95,000
Market lease liabilities, net	103,309	108,772
Accounts payable and accrued expenses (including $1,972 and $3,169 due to related parties as of June 30, 2018 and December 31, 2017, respectively)	33,002	27,355
Derivative liabilities, at fair value	46	—
Deferred rent and other liabilities	10,141	9,421
Distributions payable	11,231	11,613
Total liabilities	1,514,573	1,555,594

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 105,058,793 and 105,172,185 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,051	1,052
Additional paid-in capital	2,396,775	2,393,237
Accumulated other comprehensive (loss) income	(47)	95
Accumulated deficit	(722,247)	(657,874)
Total stockholders’ equity	1,675,532	1,736,510
Non-controlling interests	4,421	4,546
Total equity	1,679,953	1,741,056
Total liabilities and equity	$3,194,526	$3,296,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$61,765	$62,841	$122,842	$114,580
Operating expense reimbursements	9,343	8,513	18,385	13,754
Interest income from debt investments	—	253	—	493
Total revenues	71,108	71,607	141,227	128,827

Operating expenses:
Asset management fees to related party	5,837	5,250	11,446	10,000
Property operating	13,157	12,194	26,512	19,236
Impairment charges	8,563	2,649	8,885	6,578
Acquisition and transaction related	1,287	947	3,241	6,383
General and administrative	6,512	5,237	12,013	10,081
Depreciation and amortization	35,438	40,438	71,937	71,916
Total operating expenses	70,794	66,715	134,034	124,194
Operating income	314	4,892	7,193	4,633
Other income (expense):
Interest expense	(16,042)	(14,625)	(32,149)	(30,410)
Gain on sale of real estate investments	3,625	8,609	28,262	13,831
Other income	38	101	60	193
Total other (expense) income, net	(12,379)	(5,915)	(3,827)	(16,386)
Net (loss) income	(12,065)	(1,023)	3,366	(11,753)
Net loss (income) attributable to non-controlling interests	24	2	(6)	15
Net (loss) income attributable to stockholders	(12,041)	(1,021)	3,360	(11,738)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on derivatives	218	35	(142)	35
Comprehensive income (loss) attributable to stockholders	$(11,823)	$(986)	$3,218	$(11,703)

Basic weighted-average shares outstanding	105,028,459	104,140,631	105,111,959	94,450,241
Basic net (loss) income per share attributable to stockholders	$(0.11)	$(0.01)	$0.03	$(0.12)
Diluted weighted-average shares outstanding	105,028,459	104,140,631	105,330,054	94,450,241
Diluted net (loss) income per share	$(0.11)	$(0.01)	$0.03	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	(1,103,785)	(11)	(19,791)	—	—	(19,802)	—	(19,802)
Share-based compensation	—	—	91	—	—	91	—	91
Distributions declared	—	—	—	—	(67,733)	(67,733)	—	(67,733)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(131)	(131)
Net income	—	—	—	—	3,360	3,360	6	3,366
Other comprehensive loss	—	—	—	(142)	—	(142)	—	(142)
Balance, June 30, 2018	105,058,793	$1,051	$2,396,775	$(47)	$(722,247)	$1,675,532	$4,421	$1,679,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,366	$(11,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,949	40,390
Amortization of in-place lease assets	27,585	31,464
Amortization (including accelerated write-off) of deferred costs	3,247	4,563
Amortization of mortgage premiums on borrowings	(1,836)	(2,054)
Discount accretion on commercial mortgage loan	—	(13)
Amortization of market lease intangibles, net	(3,678)	(1,566)
Share-based compensation	91	49
Mark-to-market adjustments	(72)	(80)
Gain on sale of real estate investments	(28,262)	(13,831)
Impairment charges	8,885	6,578
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,468)	1,848
Accounts payable and accrued expenses	3,301	(5,365)
Deferred rent and other liabilities	720	(7,638)
Net cash, cash equivalents and restricted cash provided by operating activities	53,828	42,592
Cash flows from investing activities:
Capital expenditures	(2,886)	(1,447)
Investments in real estate and other assets	(71,864)	(78,889)
Deposits for real estate investments	(460)	(252)
Proceeds from sale of real estate investments	21,664	183,060
Cash paid in merger transaction	—	(94,504)
Cash acquired in merger transaction	—	26,163
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(53,546)	34,131
Cash flows from financing activities:
Proceeds from mortgage notes payable	29,887	—
Payments on mortgage notes payable	(45,994)	(2,715)
Payments on credit facility	(95,000)	(114,000)
Proceeds from credit facility	132,300	40,000
Payments of financing costs	(5,516)	(900)
Common stock repurchases	(19,802)	(20,390)
Distributions paid	(44,867)	(42,994)
Net cash, cash equivalents and restricted cash used in financing activities	(48,992)	(140,999)
Net change in cash, cash equivalents and restricted cash	(48,710)	(64,276)
Cash, cash equivalents and restricted cash beginning of period	127,254	139,105
Cash, cash equivalents and restricted cash end of period	$78,544	$74,829

Supplemental Disclosures:
Cash paid for interest	$30,440	$12,104
Cash paid for income taxes	$924	$176

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$—	$921,930
Credit facility assumed or used to acquire investments in real estate	$—	$304,000
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$127,651
Premiums on assumed mortgage notes payable	$—	$4,143
Mortgage notes payable released in connection with disposition of real estate	$(62,397)	$(84,120)
Common stock issued through distribution reinvestment plan	$23,248	$29,336
Accrued capital expenditures	$3,452	$1,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger (as defined in Note 2 - Merger Transaction), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of June 30, 2018, the Company owned 560 properties, comprised of 19.0 million rentable square feet, which were 94.6% leased, including 525 net leased commercial properties (479 of which are retail properties) and 35 retail properties which were acquired in the Merger.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. As of June 30, 2018, the Company had 105.1 million shares of common stock outstanding, including unvested restricted shares of common stock (“restricted shares”) and shares issued pursuant to the Company’s distribution reinvestment plan (the “DRIP”).
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
On July 19, 2018 (the “Listing Date”), the Company listed shares of its common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock, Class B-1 common stock, which comprised 25% of the Company’s outstanding shares of common stock at the time of the Listing, and Class B-2 common stock, which comprised 25% of the Company’s outstanding shares of common stock at the time of the Listing, will automatically convert into Class A common stock to be listed on Nasdaq no later than October 17, 2018, 90 days following the Listing Date, and January 15, 2019, 180 days following the Listing Date, respectively. For additional information on the Listing see Note 15 — Subsequent Events.
Note 2 — Merger Transaction
On February 16, 2017, the Company and the OP completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a subsidiary of the Company (the “Merger Sub”), with the Merger Sub surviving as a wholly owned subsidiary of the Company and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (together, the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company and the OP with RCA, the RCA OP and the Merger Sub, at the effective time of the Merger on February 16, 2017 (the “Effective Time”), each outstanding share of common stock of RCA, $0.01 par value per share (“RCA Common Stock”) (including any restricted shares of RCA Common Stock and fractional shares), was converted into (x) 0.385 shares of the Company’s common stock (the “Stock Consideration”) and (y) cash from the Company, in an amount equal to $0.95 per share (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2018, as amended on June 8, 2018. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018.
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
Reclassifications
The presentation of prior year restricted cash on the Company’s consolidated statements of cash flows has been changed to conform to the current year presentation. The change in the current year presentation relates to the adoption of accounting standards update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which was adopted by the Company effective December 31, 2017. As a result, the Company adjusted its statements of cash flows for the six months ended June 30, 2017, to include $7.9 million of restricted cash in the beginning cash balance and remove transfers of $1.2 million between cash and restricted cash from operations, $0.5 million between cash and restricted cash from investing activities and $1,000 between cash and restricted cash from financing activities.
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
June 30, 2018
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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and six months ended June 30, 2018, approximately $0.2 million and $0.4 million, respectively, in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and it did not have an impact on the Company’s consolidated financial statements. The new guidance did not have an impact on the Company’s consolidated financial statements, primarily as a result of revenue being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard is adopted.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance beginning in the first quarter of 2018, and it did not have a material impact on the Company’s statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. As a result, the Company has treated its property acquisitions during the six months ended June 30, 2018 as asset acquisitions, and has capitalized the related transaction costs of approximately $0.7 million.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. During the three months ended June 30, 2018 the Company did not retain any interest in properties in which it sold.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company adopted this guidance effective January 1, 2018 and it did not have an impact on the Company’s consolidated financial statements. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
Pending Adoption as of June 30, 2018:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, in July 2018 ("ASU 2018-11"), which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. ASC 842 originally required a modified retrospective method of adoption, however, ASU 2018-11 indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The pronouncement allows some optional practical expedients. In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard.
The Company does not expect this guidance to impact its existing lessor revenue recognition pattern.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company is a lessee for some properties in which it has ground leases as of June 30, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this new guidance until it becomes effective.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments become effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the potential impact of this new guidance.
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
In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018 and interim periods within those annual periods, however early adoption is permitted. The Company expects this amendment to impact the award made to the Advisor pursuant to an award agreement entered into on the Listing Date, effective as of the Listing (the “2018 OPP,” see Note 15 — Subsequent Events for details).
Note 4 — Real Estate Investments
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost (1):
Land	$30,549	$300,690
Buildings, fixtures and improvements	29,757	1,128,954
Total tangible assets	60,306	1,429,644
Acquired intangibles: (2)
In-place leases	11,638	166,889
Above-market lease assets	253	22,802
Below-market ground lease asset	—	1,233
Above-market ground lease liability	—	—
Below-market lease liabilities	(333)	(105,878)
Total intangible assets, net	11,558	85,046
Prior Credit Facility assumed in the Merger (3)	—	(304,000)
Mortgage notes payable assumed in the Merger	—	(127,651)
Premiums on mortgage notes payable assumed in the Merger	—	(4,143)
Other assets acquired and (liabilities assumed) in the Merger, net	—	16,427
Consideration paid for acquired real estate investments, net of liabilities assumed	$71,864	$1,095,323
Number of properties purchased	39	73
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the six months ended June 30, 2017 were subsequently adjusted after receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the six months ended June 30, 2018 were 18.5 years, 17.1 years and 19.3 years, respectively, as of each property’s respective acquisition date.

(3)
The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into the Credit Facility (see Note 6 - Credit Facility for definitions and additional information).

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	June 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$388,512	$127,140	$261,372	$421,369	$140,085	$281,284
Above-market lease assets	24,412	5,950	18,462	31,610	11,309	20,301
Below-market ground lease asset	1,233	44	1,189	1,233	28	1,205
Total acquired intangible lease assets	$414,157	$133,134	$281,023	$454,212	$151,422	$302,790
Intangible liabilities:
Above-market ground lease liability	$85	$4	$81	$85	$3	$82
Below-market lease liabilities	118,049	14,821	103,228	119,249	10,559	108,690
Total acquired intangible lease liabilities	$118,134	$14,825	$103,309	$119,334	$10,562	$108,772

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
In-place leases	$13,487	$18,336	$27,585	$31,464
Total added to depreciation and amortization	$13,487	$18,336	$27,585	$31,464

Above-market leases	$(1,043)	$(1,616)	$(2,092)	$(2,780)
Below-market lease liabilities	3,374	2,737	5,793	4,357
Total added to rental income	$2,331	$1,121	$3,701	$1,577

Below-market ground lease asset	$8	$8	$16	$12
Above-market ground lease liability	—	—	(1)	(1)
Total added to property operating expenses	$8	$8	$15	$11
The following table provides the projected amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2018 (remainder)	2019	2020	2021	2022
In-place leases	$24,624	$43,034	$35,134	$30,178	$26,073
Total to be added to depreciation and amortization	$24,624	$43,034	$35,134	$30,178	$26,073

Above-market leases	$1,971	$3,259	$2,438	$2,108	$1,728
Below-market lease liabilities	(3,112)	(8,257)	(7,536)	(6,825)	(6,414)
Total to be added to rental income	$(1,141)	$(4,998)	$(5,098)	$(4,717)	$(4,686)

Below-market ground lease asset	$16	$32	$32	$32	$32
Above-market ground lease liability	(1)	(2)	(2)	(2)	(2)
Total to be added to property operating expenses	$15	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2018 had been consummated on January 1, 2017:

	Six Months Ended June 30,
(In thousands, except per share data)	2018 (1)	2017
Pro forma revenues	$142,654	$131,835
Pro forma net income (loss)	$4,614	$(9,597)
Basic and diluted pro forma net income (loss) per share	$0.04	$(0.10)
_____________________

(1)
For the six months ended June 30, 2018, aggregate revenues and net income derived from the Company’s 2018 acquisitions (for the Company’s period of ownership) were $1.6 million and $1.1 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$113,332
2019	222,361
2020	209,835
2021	198,355
2022	187,302
Thereafter	1,082,692
$2,013,877
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	June 30,
Tenant	2018	2017
SunTrust Bank	*	11.8%
_____________________
* Tenant’s annualized rental income on a straight-line basis was not greater than or equal to 10.0% of the Company’s consolidated annualized rental income for all portfolio properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2018 and 2017.
The Company did not own properties in any state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2018 and 2017.
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
As of June 30, 2018 and December 31, 2017, there were three and four properties, respectively, classified as held for sale. During the six months ended June 30, 2018, the Company sold all four of the properties that were held for sale as of December 31, 2017 and classified three additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented. The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

(Dollar amounts in thousands)	June 30, 2018	December 31, 2017
Real estate investments held for sale, at cost:
Land	$592	$1,453
Buildings, fixtures and improvements	1,878	4,677
Acquired intangible lease assets	—	1,252
Total real estate assets held for sale, at cost	2,470	7,382
Less accumulated depreciation and amortization	(467)	(2,666)
Total real estate investments held for sale, net	2,003	4,716

Impairment charges related to properties reclassified as held for sale	(135)	(34)
Assets held for sale	$1,868	$4,682
Real Estate Sales
During the six months ended June 30, 2018, the Company closed on the sale of 19 properties, including 13 properties leased to SunTrust Banks, Inc. (“SunTrust”) which had lease terms that expired between December 31, 2017 and March 31, 2018, for an aggregate contract price of $86.8 million, exclusive of closing costs. These sales resulted in aggregate gains of $28.3 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2018. The Company recorded impairment charges of approximately $14,000 and $0.1 million for the three and six months ended June 30, 2018 upon reclassification of properties to assets held for sale properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell
During the six months ended June 30, 2017, the Company closed on the sale of twelve properties for a contract price of $271.9 million, exclusive of closing costs. These sales resulted in aggregate gains of $8.6 million and $13.8 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2017, respectively. The Company recorded impairment losses of $1.9 million and $4.3 million for the three and six months ended June 30, 2017, respectively, for properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
Impairment of Held for Use Real Estate Investments
As of June 30, 2018, the Company owned held for use properties, which included 26 held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period.
The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the held for use properties in order to generate an estimated sale price. The Company made certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the held for use properties, and that market and economic conditions at the time of any potential sales of these properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use properties, the Company has executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As a result of its consideration of impairment of its held for use properties, during the three and six months ended June 30, 2018, the Company recognized impairment charges of $8.6 million and $8.8 million, respectively, on four (including two leased to SunTrust) and eight (including six leased to SunTrust) of the of the Company’s held for use properties, respectively, based on executed LOIs or PSAs received. The majority of the impairment charges related to two multi-tenant properties. During the three and six months ended June 30, 2017, the Company recognized impairment charges of $0.7 million and $2.3 million, respectively on the held for use SunTrust properties based on LOIs entered into. These amounts are recorded in impairment charges in the Company’s consolidated statement of operations and comprehensive income (loss).
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2018 and December 31, 2017 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2018	December 31, 2017	June 30, 2018		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,275	$7,470	5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	25	19,746	21,243	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank III	95	75,605	79,729	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	25	20,948	22,756	5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	37,189	37,562	5.63%		Fixed		Jun. 2041	Jun. 2021
Mortgage Loan I	254	583,145	638,115	4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing (1)	—	—	11,000	—%		—		—	—
Tiffany Springs MarketCenter (1)	—	—	33,802	—%		—		—	—
Shops at Shelby Crossing	1	22,793	23,002	4.97%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	40,446	40,858	5.76%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed		Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan IV	39	29,887	—	5.16%		Fixed	(3)	Mar. 2025	Mar. 2025
Gross mortgage notes payable	503	1,229,384	1,307,887	4.65%	(2)
Deferred financing costs, net of accumulated amortization (4)		(13,733)	(15,182)
Mortgage premiums, net		8,893	10,728
Mortgage notes payable, net		$1,224,544	$1,303,433
_____________________________________

(1)	These mortgage notes payable were repaid during the second quarter of 2018.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of the Company having entered into swap agreements, which are included in derivatives, at fair value on the unaudited consolidated balance sheet as of June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had pledged $2.4 billion in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of June 30, 2018, $862.4 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility (see Note 6 — Credit Facility for definition).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to June 30, 2018 and thereafter:

(In thousands)	Future Principal Payments
2018 (remainder)	$1,207
2019	2,533
2020	624,030
2021	1,398
2022	1,070
Thereafter	599,146
$1,229,384
The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2018, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Credit Facility
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties to an unsecured amended and restated credit agreement, dated December 2, 2014 by and among the RCA OP, to which the OP is successor by merger, BMO Harris Bank N.A., (“BMO Bank”) as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a revolving credit facility (the “Prior Credit Facility”). On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into a new $415.0 million revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the lenders from time to time party thereto.
The Credit Facility replaces the $325.0 million Prior Credit Facility which was set to mature in May 2018. The Credit Facility also includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. At closing, the Company borrowed $60.0 million, the proceeds of which were used to repay all of the $55.0 million debt outstanding under the Prior Credit Facility and to pay related fees and expenses. The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2018, the Company had a total borrowing base capacity under the Credit Facility of $376.7 million based on the value of the borrowing base under the Credit Facility. Of this amount, $132.3 million was outstanding under the Credit Facility as of June 30, 2018 and $244.4 million remained available for future borrowings.
The Credit Facility is interest-only. Because the Listing occurred, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022. In addition, because the Listing occurred, the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of June 30, 2018 and December 31, 2017, the weighted-average interest rate under the Credit Facility and Prior Credit Facility was 3.91% and 2.48%, respectively.
The Credit Facility contains various customary operating covenants, including a restricted payments covenant, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of June 30, 2018, the Company was in compliance with the operating and financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2018 and December 31, 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also has impaired real estate investments held for use (see Note 4 — Real Estate Investments for additional information on impairment charges recorded by the Company), which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2018 and December 31, 2017. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic regions as the impaired properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy. For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2018
Impaired real estate investments held for sale	$—	$564	$—	$564
Impaired real estate investments held for use	—	41,835	—	41,835
Interest rate swaps - liabilities	—	46	—	46
Total	$—	$42,445	$—	$42,445

December 31, 2017
Impaired real estate investments held for sale	$—	$432	$—	$432
Impaired real estate investments held for use	—	20,434	10,330	30,764
Interest rate swaps - assets	—	23	—	23
Total	$—	$20,889	$10,330	$31,219
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018 and 2017.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 are reported in the following table:

		June 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,229,384	$1,241,266	$1,307,887	$1,332,240
Credit facilities	3	$132,300	$132,300	$95,000	$95,000
The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management’s estimates of market interest rates. Advances under the Prior Credit Facility or the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivative assets, at fair value	$—	$23
Interest Rate Swaps	Derivative liabilities, at fair value	(46)	—
Total		$(46)	$23
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Additionally, during the three months ended June 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $81,863.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $119,392 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
As of June 30, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	4	$29,887	1	$34,098
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$271	$8	$(94)	$8
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$(29)	$(27)	$(34)	$(27)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$82	$—	$82	$—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Non-Designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A loss of approximately $19,000 and a gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships, therefore no gain or loss was recorded in the three and six months ended June 30, 2018.
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

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2018	$—	$(46)	$—	$(46)	$—	$—	(46)
December 31, 2017	$23	$—	$—	$23	$—	$—	23
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2018, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of June 30, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 9 — Common Stock
As of June 30, 2018 and December 31, 2017, the Company had 105.1 million and 105.2 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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
June 30, 2018
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
On July 3, 2018, the Company initiated a series of corporate actions that were effected prior to the Listing. These corporate actions included a 2-to-1 reverse stock split, the renaming of common stock as Class A common stock, the designation of Class B1 common stock and Class B-2 common stock and a change to the distribution rate, among other actions. For additional information on these actions, see Note 15 — Subsequent Events.
Tender Offers
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share (the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. In accordance with the terms of the February Offer, which expired on March 27, 2018, the Company accepted for purchase 483,133 shares for a total cost of approximately $6.9 million, excluding fees and expenses relating to the Offer.
On May 1, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $15.35 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $15.45 per share (the “May Offer”). The Company made the May Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. In accordance with the May Offer, which expired on May 31, 2018, the Company accepted for purchase 207,713 shares for a total cost of approximately $3.2 million, excluding fees and expenses relating to the May Offer.
Share Repurchase Program
In anticipation of the Listing, the Company’s board of directors terminated the Company’s share repurchase program (the “SRP”) in accordance with its terms, effective June 30, 2018. The Company’s board of directors had previously authorized the Company to repurchase shares pursuant to its SRP, which permitted investors to offer to sell their shares back to the Company after they held them for at least one year, subject to certain conditions and limitations. The Company repurchased shares on a semiannual basis, in its sole discretion, at each six-month period ending June 30 and December 31. No further repurchases of shares of any class of common stock will be made pursuant to the SRP, including any SRP requests received during the first semester of 2018.
On June 14, 2017, the Company announced that its board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions were considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the existing SRP.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

In the case of requests for death or disability, the repurchase price per share was equal to Estimated Per-Share NAV applicable on the last day of the semiannual period, as described below.
Under the SRP, repurchases at each semiannual period were limited to a maximum of 2.5% of the weighted-average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted-average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period were funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP, as well as any funds reserved by the Company in the sole discretion of the Company’s board of directors. Repurchases were made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
The Company’s board of directors had the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, the Company did not guarantee that it was able to accommodate all repurchase requests.
When a stockholder requested repurchases and the repurchases were approved, the Company reclassified such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2018:

	Number of Shares	Weighted - Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Three months ended June 30, 2018	—	—
Cumulative repurchases as of June 30, 2018	3,719,803	—
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
Distribution Reinvestment Plan
On June 29, 2018, the Company announced that its board of directors had suspended the DRIP effective June 30, 2018. As a result, all distributions paid for the month of June 2018 were paid in cash in July 2018. Prior to its suspension, the Company’s stockholders were able to elect to reinvest distributions by purchasing shares of common stock from the Company at the applicable Estimated Per-Share NAV. On the Listing Date, an amendment and restatement of the Company’s DRIP approved by the Company’s board of directors became effective (the “A&R DRIP”). For additional information on the A&R DRIP, see Note 15 — Subsequent Events.
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2018, 990,393 shares of common stock were issued pursuant to the DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$728
2019	1,460
2020	1,243
2021	925
2022	941
Thereafter	12,516
$17,813
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and the RCA Advisor), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a).  It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

to dismiss. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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
Note 11 — Related Party Transactions and Arrangements
As of June 30, 2018 and December 31, 2017, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 8,888 shares of the Company’s outstanding common stock and owned 90 units of limited partnership interests in the OP (“OP Units”).
On September 6, 2016, the agreement of limited partnership of the OP was amended and restated in connection with the effectiveness of the Merger (as so amended and restated, the “A&R OP Agreement”). On the Listing Date, the A&R OP Agreement was amended and restated in connection with the effectiveness of the Listing (as so amended and restated, the “Second A&R OP Agreement”). The amendments effected to the A&R OP Agreement pursuant to the Second A&R OP Agreement generally reflect provisions more consistent with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing, including designating the units of limited partnership previously designated as “OP Units” that correspond to each share of the Company’s common stock, with respect to distributions and otherwise, as “Class A Units” (the “Class A Units”) and setting forth the terms of a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) issued to the Advisor on the Listing Date pursuant to the 2018 OPP. Additional transactions entered into by the Company in connection with the Listing also involved the Advisor and Special Limited Partner. Moreover, subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. For additional information regarding these, and all other, transactions entered into in connection with the Listing, see Note 15 - Subsequent Events.
Holders of OP Units or Class A Units have the right to redeem their OP Units or Class A Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, in accordance with the applicable limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the Company’s initial public offering. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr.). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there any allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. On December 7, 2017, the creditor trust moved for limited reargument of the court’s dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Fees and Participations Incurred in Connection with the Operations of the Company
On April 29, 2015, the independent directors of the board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “First A&R Advisory Agreement”), by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded the First A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company’s charter, which were approved by the Company’s stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement of 20 years began on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the board of directors for cause.
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective at the Effective Time. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and thereby terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor after January 1, 2018 as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor a specified Internalization fee pursuant to the terms of the Third A&R Advisory Agreement, which is equal to $15.0 million plus either (x) if the Internalization occurs on or before December 31, 2028, Subject Fees multiplied by 4.5 and (y) if the Internalization occurs on or after January 1, 2029, Subject Fees multiplied by 3.5 plus 1% of the purchase price of each acquisition or merger that occurs between the date of the notice of Internalization received by the Advisor and the Internalization or 1% of the cumulative net proceeds of any equity raised by the Company between the end of the fiscal quarter in which notice was received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of common stock subject to certain conditions.
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
On September 6, 2016, the date of the Merger Agreement, the Company entered into the A&R OP Agreement, which became effective upon the Effective Time. The A&R OP Agreement makes certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) an Internalization; and (c) certain matters related to changes in the Third A&R Advisory Agreement.
On the Listing Date, the Company entered into the Second A&R OP Agreement. For additional information, see Note 15 — Subsequent Events.
Acquisition Fees
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Second A&R Advisory Agreement terminated the acquisition fee and financing coordination fee (both as defined in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing coordination fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Company’s total portfolio contract purchase price or 4.5% of the amount advanced for the Company’s total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold.
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
Asset Management Fees and Variable Management/Incentive Fees
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units.” The Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions made by the Company equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “Economic Hurdle”); (b) any one of the following events occurs concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing; (ii) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle above has been met. Unvested Class B Units will be forfeited immediately if: (x) the advisory agreement is terminated for any reason other than a termination without cause; or (y) the advisory agreement is terminated without cause by an affirmative vote of a majority of the board of directors before the Economic Hurdle has been met.
As of June 30, 2018, in aggregate, the Company’s board of directors had approved the cumulative issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. Pursuant to the terms of the A&R OP Agreement, the Advisor was entitled to receive distributions on unvested Class B Units equal to the distribution amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Also, as of June 30, 2018, the Company’s board of directors determined that Economic Hurdle had been satisfied, however none of the events had occurred, including the Listing, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense was recognized in connection with the Class B Units during the three and six months ended June 30, 2018, or in any prior period. As a result of the Listing on July 19, 2018 and the satisfaction of the Economic Hurdle, which had previously been approved by the Company’s board of directors, all of the Class B Units vested in accordance with their terms and were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of shares of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement (see Note 15 — Subsequent Events for additional information).
Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT, other than RCA, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the DRIP and any cumulative Core Earnings (as defined below) in excess of distributions paid on common stock but excluding equity based compensation and proceeds from an Specified Transaction after the Effective Time) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. On the Listing Date, the Company entered into an amendment to the Third A&R Advisory Agreement (the “Listing Amendment") which lowered the quarterly thresholds of Core Earnings per share, to be calculated based on the Company’s reported diluted weighted-average shares outstanding. For additional information on the Listing Amendment, see Note 15 - Subsequent Events. Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses(in each case after discussions between the Advisor and the independent directors and approved by a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the three and six months ended June 30, 2018 and 2017.
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
In addition, also in connection with entering into the Merger Agreement, the Company entered into an amendment and restatement of its existing property management and leasing agreement with the Property Manager (the “Property Management

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Agreement”), under which the properties owned by the Company prior to the Merger and any double- and triple-net leased single- tenant properties acquired by the Company after the Effective Time have been and will be managed. The amendment and restatement did not change the substantive terms of the Property Management Agreement, which permit the Property Manager to subcontract its duties to third parties and provide that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the three and six months ended June 30, 2018, the Company incurred $2.1 million and $4.0 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the three and six months ended June 30, 2017, the Company incurred $2.7 million and $3.5 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and six months ended June 30, 2018 and 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2018	2017	2018	2017	June 30, 2018		December 31, 2017
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$53	$51	$171	$51	$30		$9
Ongoing fees:
Asset management fees to related party	5,837	5,250	11,446	10,000	74		408
Property management and leasing fees (2)	2,532	2,086	4,605	2,823	630		1,114
Professional fees and other reimbursements (3)	2,296	2,181	4,399	3,827	1,126	(4)	1,522	(4)
Distributions on Class B Units (3)	340	433	678	861	112		116
Total related party operating fees and reimbursements	$11,058	$10,001	$21,299	$17,562	$1,972		$3,169
_________________________________
(1) Amounts for the three and six months ended June 30, 2018 and 2017 included in acquisition and transaction related expenses in the unaudited consolidated statements of operations and comprehensive income (loss).
(2) Amounts for the three and six months ended June 30, 2018 and 2017 are included in property operating expenses in the unaudited consolidated statements of operations and comprehensive income (loss).
(3) Amounts for the three and six months ended June 30, 2018 and 2017 are included in general and administrative expense in the unaudited consolidated statements of operations and comprehensive income (loss).
(4) Balance includes costs which were incurred and accrued due to ANST and a subsidiary of RCAP which were related parties of the Company. See above for further details on the status of the ANST and RCAP relationship.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Listing Arrangements
Fees Incurred in Connection with a Listing
Pursuant to the A&R OP Agreement, in the event that the Company’s common stock was listed on a national exchange, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the Market Value (as defined in the A&R OP Agreement) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the gross proceeds (“Gross Proceeds”) of all public and private offerings, including issuance of the Company’s common stock pursuant to a merger (including the Merger)or business combination (an “Offering”) as of the Listing Date plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of the Company’s common stock in an Offering prior to the Listing, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner. For additional information on the Listing Note, see Note 15 — Subsequent Events.
Multi-Year Outperformance Agreement
On the Listing Date, the Company issued LTIP Units to the Advisor pursuant to the 2018 OPP which, together with the Second A&R OP Agreement, superseded in all respects the general terms of the multi-year outperformance agreement and the amendment and restatement of the limited partnership agreement of the OP previously approved by the Board in April 2015 to be effective upon a listing of the Company’s common stock. For additional information on the 2018 OPP and the LTIP Units, see Note 15 — Subsequent Events.
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
Note 13 — Share-Based Compensation
Restricted Share Plan
The Company’s board of directors has adopted an employee and director restricted share plan (the “RSP”), pursuant to which the Company may issue restricted shares and restricted stock units in respect of shares of common stock (“RSUs”) under specific award agreements to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
During the six months ended June 30, 2018, the Company did not grant any RSU awards. The following table reflects restricted share award activity for the six months ended June 30, 2018:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2017	15,708	$23.67
Granted	—	—
Vested	(6,621)	23.55
Unvested, June 30, 2018	9,087	23.76
As of June 30, 2018, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $65,000 and $91,000 for the three and six months ended June 30, 2018, respectively. Compensation expense related to restricted shares was approximately $19,000 and $49,000 for the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Effective at the Listing, the Company’s board of directors adopted two new equity plans that are intended to succeed and replace the RSP such that no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are forfeited, canceled, expired or otherwise terminated in accordance with their terms. Effective at the Listing, the Company’s board of directors also replaced the Company’s existing director compensation program. See Note 15 — Subsequent Events for additional information.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 14 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Net (loss) income attributable to stockholders - basic and diluted	$(12,041)	$(1,021)	$3,360	$(11,738)

Weighted-average shares outstanding - Basic	105,028,459	104,140,631	105,111,959	94,450,241
Unvested restricted shares	—	—	14,483	—
OP Units	—	—	203,612	—
Weighted-average shares outstanding - Diluted	105,028,459	104,140,631	105,330,054	94,450,241

Net (loss) income per share attributable to stockholders - Basic	$(0.11)	$(0.01)	$0.03	$(0.12)
Net (loss) income per share attributable to stockholders - Diluted	$(0.11)	$(0.01)	$0.03	$(0.12)
Diluted net loss per share assumes the vesting or conversion of restricted shares and OP Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units into common shares if certain contingencies were met as of June 30, 2018 (see Note 11 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, OP Units and Class B Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted shares (1)	13,455	11,197	—	10,823
OP Units (2)	203,612	203,612	—	151,888
Class B Units (3)	1,052,420	1,052,420	1,052,420	1,052,420
Total	1,269,487	1,267,229	1,052,420	1,215,131
_____________________________________

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the period presented. There were 9,088 and 9,543 unvested restricted shares outstanding as of June 30, 2018 and June 30, 2017, respectively.

(2)	Weighted-average number of OP Units outstanding for the period presented. There were 203,612 OP Units outstanding as of June 30, 2018 and June 30, 2017.

(3)	Weighted-average number of Class B Units outstanding for the period presented. There were 1,052,420 Class B Units outstanding as of June 30, 2018 and June 30, 2017.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
Subsequent to June 30, 2018, the Company acquired seven properties with an aggregate base purchase price of $16.3 million, excluding acquisition related costs.
Dispositions

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Subsequent to June 30, 2018, the Company sold two properties (both tenanted by SunTrust) with an aggregate contract sale price of approximately $1.4 million.
Listing of the Company’s Common Stock
Corporate Actions
On July 3, 2018, in order to effect the Listing, the Company effected a sequence of corporate actions:

•
The Company effected a 2-to-1 reverse stock split combining every two shares of common stock, par value $0.01 per share, into one share of common stock, par value $0.02 per share, and subsequently reducing the resulting par value of the shares of common stock outstanding after the reverse stock split from $0.02 per share back to $0.01 per share. In addition, the Company changed the name of its common stock to “Class A common stock.”

•
The Company reclassified a number of authorized but unissued shares of Class A common stock equal to half of the number of shares of Class A common stock then outstanding into equal numbers of shares of Class B-1 common stock and shares of Class B-2 common stock.

•
The Company paid to the holders of shares of Class A common stock, following the steps described above, a stock dividend equal to one-half share of Class B-1 common stock and one-half share of Class B-2 common stock for each share of Class A common stock outstanding.

To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock on Nasdaq, which represented approximately 50% of the Company’s shares of common stock outstanding at the Listing. The shares of Class B-1 common stock and Class B-2 common stock, which each represented approximately 25% of the Company’s shares of common stock outstanding at the Listing were not listed on Nasdaq. Instead, the shares of Class B-1 common stock and Class B-2 common stock will automatically convert into shares of Class A common stock and become listed on Nasdaq no later than 90 days and 180 days, respectively, from the Listing Date. Each share of Class B-1 common stock and Class B-2 common stock will otherwise be identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all classes of common stock are expected to receive the same distributions.
Outstanding Shares of Common Stock
As a result of the corporate actions described above, the number of outstanding shares in total, and on a weighted-average basis for earnings per share purposes, remained the same with the exception of any fractional shares that were repurchased or forfeited as a result of the reverse stock split.
The table below provides details of the Company’s outstanding shares of common stock as of June 30, 2018 and July 31, 2018:

	June 30, 2018	As of July 31, 2018
	Shares Outstanding	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Shares Outstanding
Shares of common stock(1)	105,049,705	52,506,417	26,262,414.5	26,262,414.5	105,031,246
Vesting and conversion of Class B Units (2) (3)	—	1,052,420	—	—	1,052,420
Redemption of Class A Units (formerly known as OP Units) (3) (4)	—	30,691	—	—	30,691
Unvested restricted shares (5)	9,088	4,541	2,272	2,272	9,085
Total	105,058,793	53,594,069	26,264,686.5	26,264,686.5	106,123,442
(1) See “Corporate Actions” above for a description of the reverse stock split and classification of shares as Class A, Class B-1 and Class B-2. Fractional shares totaling 18,459 were repurchased by the Company as a result of the reverse stock split. Includes 4,444 shares of Class A common stock, 2,222 shares of Class B-1 common stock and 2,222 shares of Class B-2 common stock owned by the Special Limited Partner with respect to the 8,888 shares of common stock owned by the Special Limited Partner as of June 30, 2018.
(2) As a result of the Listing and the satisfaction of the Economic Hurdle, which had previously been approved by the Company’s board of directors, the 1,052,420 Class B Units previously issued to the Advisor vested in accordance with their terms as the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Economic Hurdle had been satisfied and the Listing qualified as a liquidity event. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement (see Note 11 — Related Party Transactions and Arrangements for additional information on the Class B Units). As a result of the conversion of the Class B Units, the Company will record non-cash compensation expense of approximately $15.8 million in the third quarter of 2018.
(3) Following the Listing, all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer.
(4) Pursuant to the redemption provisions contained in the agreement of limited partnership of the OP, holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. 203,612 Class A Units were eligible for redemption after the Listing. On July 20, 2018, 30,690.5 Class A Units held by the RCA Advisor and the Special Limited Partner were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP.
(5) Fractional unvested restricted shares of common stock held by the Company’s independent directors totaled approximately three, and these fractional shares were forfeited in connection with the reverse stock split effected prior to the Listing.
Listing Note
On the Listing Date, the OP entered into the Listing Note with the Special Limited Partner, as required under its agreement of limited partnership, (see Note 11 — Related Party Transactions and Arrangements) and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Company’s Credit Facility, BMO Bank. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock will not be determinable until the end of the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The fair value of the Listing Note at issuance was not material and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Second Amended and Restated Agreement of Limited Partnership of the OP
On the Listing Date, the Second A&R OP Agreement became effective at the Listing. The amendments effected to the A&R OP Agreement pursuant to the Second A&R OP Agreement generally reflect provisions more consistent with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing, including designating the units of limited partnership previously designated as “OP Units” that correspond to each share of the Company’s common stock, with respect to distributions and otherwise, as “Class A Units” and setting forth the terms of a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) including the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on the Listing Date pursuant to the 2018 OPP. In addition, the Second A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. The Second A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the Second A&R OP Agreement.
Advisory Agreement Amendment
On the Listing Date, the Company entered into the Listing Amendment which lowered the quarterly thresholds of Core Earnings per share the Company must reach on a quarterly basis for the Advisor to receive a Variable Management Fee (as defined in the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Third A&R Advisory Agreement) from $0.375 and $0.50 to $0.275 and $0.3125. The Amendment also revises the definition of Adjusted Outstanding Shares (as defined in the Third A&R Advisory Agreement), which is used to calculate Core Earnings per share, to be based on the Company’s reported diluted weighted-average shares outstanding. In resetting the applicable thresholds, the Company aimed to further align the Advisor with the Company’s shareholders by incentivizing growth through the continued implementation of the Company’s current business strategy.
Equity Plans
Effective at the Listing, the Company’s board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Participation in the Individual Plan is open to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. By contrast, participation in the Advisor Plan is only open to the Advisor.
The Advisor Plan and Individual Plan are intended to succeed and replace the existing RSP. Following the effectiveness of the Advisor Plan and Individual Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are forfeited, canceled, expired or otherwise terminated in accordance with their terms. While the RSP provided only for awards of restricted shares and restricted stock units, the Advisor Plan and Individual Plan have been expanded to permit awards of options, stock appreciation rights, stock awards, LTIP Units and other equity awards in addition to restricted shares and restricted stock units. Each Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the Advisor Plan and Individual Plan, in the aggregate, is 10.0% of the Company’s outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan will reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa.
Distribution Policy Changes
In connection with the Listing, the Company’s board of directors changed the rate at which the Company pays distributions on its common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, effective as of July 1, 2018, and the Company transitioned to declaring distributions based on monthly, rather than daily, record dates.
A&R DRIP
Effective on the Listing Date, the Company’s board of directors approved the A&R DRIP. Beginning with the distribution period from July 1, 2018 to July 18, 2018 (the day prior to the Listing Date), distributions payable with respect to all or a portion of the shares of the Company’s common stock (including Class A common stock, Class B-1 common stock and Class B-2 common stock) held by participants may be reinvested in shares of Class A common stock. Shares reinvested pursuant to the A&R DRIP may be acquired directly from the Company at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment. Shares reinvested pursuant to the A&R DRIP may also be acquired through open market purchases by the plan administrator at a price that will be based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested distributions for the related quarter, less a per share processing fee.
Multi-Year Outperformance Agreement
On the Listing Date, effective at the Listing, the Company entered into the 2018 OPP pursuant to which it granted a performance-based equity award to the Advisor in the form of LTIP Units. On the Listing Date, the OP issued the Advisor a Master LTIP Unit which will automatically convert on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into a number of LTIP Units (the “Award LTIP Units”) equal to the quotient of $72.0 million divided by the average closing price of the Company’s Class A common stock on Nasdaq over the 10 consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). Therefore, the number of Award LTIP Units cannot currently be determined.
The Award LTIP Units represent the maximum number of LTIP Units that could be earned by the Advisor during a performance period (the “Performance Period”) commencing on the Listing Date and ending on the earliest of (i) the third anniversary of the Listing Date, (ii) the effective date of any Change of Control (as defined in the OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Half of the Award LTIP Units (the “Absolute TSR LTIP Units”) will be eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of Award LTIPs Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR Award LTIPs earned will be determined using linear interpolation as between those tiers, respectively.
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) will be eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group as of the Valuation Date as follows:

Performance Level	Relative TSR Excess			Percentage of Relative TSR Award LTIPs Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%
If the relative TSR excess is more than -600 bps but less than 0 bps, or more than 0 bps but less than +600 bps, the percentage of the Relative TSR Award LTIPs earned will be determined using linear interpolation as between those tiers, respectively.
Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit will not be subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit will be entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the accrued unpaid distributions on a Class A Unit during the Performance Period, less distributions already paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to the same distributions as Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be performed based on actual performance as of (and including) the effective date of the Change of Control or termination (as applicable) based on the performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the Valuation Date is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will also be performed based on actual performance as of (and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The award of LTIP Units under the 2018 OPP will be administered by the Compensation Committee, provided that any of the Compensation Committee’s powers can be exercised instead by the Board if the Board so elects. Following the Valuation Date, the Compensation Committee is responsible for determining the number of Absolute TSR Award LTIPs and Relative TSR Award LTIPs earned, as calculated by an independent consultant engaged by the Compensation Committee and as approved by the Compensation Committee in its reasonable and good faith discretion. The Compensation Committee also must approve the transfer of any Absolute TSR Award LTIPs and Relative TSR Award LTIPs (or Class A Units into which they may be converted in accordance with the terms of the A&R LPA).
LTIP Units earned as of the Valuation Date will also become vested as of the Valuation Date. Any LTIP Units that are not earned and vested after the Compensation Committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the Valuation Date.
Authorized Share Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock (the “Repurchase Program”) that the Company may implement from time to time, following the Listing, through open market repurchases or in privately negotiated transaction based on the Board and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Board prior to any such repurchase. There have not been any purchases under the Repurchase Program.
Director Compensation
The Company’s board of directors has adopted a new director compensation program, which became effective at the Listing and replaced the Company’s existing director compensation program and supersede in all respects the director compensation previously approved by the Company’s board of directors in April 2015 to be effective on the Listing Date. Under the new director compensation program, each of the Company’s directors will receive a one-time retention grant of a number of restricted shares equal to the quotient of $340,000 divided by the Initial Share Price, vesting annually over a three-year period commencing on the Listing Date in equal installments. In addition, under the new director compensation program, on a regular basis, each independent director will receive an annual cash retainer of $60,000 and, in connection with each of the Company’s annual meetings of stockholders, a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting. Also, members of the Company’s board of directors will no longer be receiving fees for attending meetings or taking actions by written consent. Because the independent directors did not receive an annual grant of restricted shares in connection with the Company’s 2018 annual meeting of stockholders pursuant to the Company’s existing director compensation program, the independent directors will receive a grant of restricted shares pursuant to the new director compensation program of a number of restricted shares equal to the quotient of $85,000 divided by the Initial Share price, vesting on the first anniversary of the Listing Date.
The lead independent director will receive an additional annual cash retainer of $100,000, the chair of the audit committee of the Company’s board of directors (the “Audit Committee”) will receive an additional annual cash retainer of $30,000, each other member of the Audit Committee will receive an additional annual cash retainer of $15,000, the chair of each of the Compensation Committee and the NCG Committee will receive an additional annual cash retainer of $15,000, and each other member of each of the Compensation Committee and the NCG Committee will receive an additional annual cash retainer of $10,000.
The Company will continue to reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors and its committees and pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company.
Indemnification Agreements
On the Listing Date, effective at the Listing, the Company entered into new indemnification agreements (the “Indemnification Agreements”) with its directors, executive officers, the Advisor and AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), which wholly owns the Advisor (collectively, the “Indemnitees”). The Company also expects to enter into similar indemnification agreements with its future directors and officers.
The Indemnification Agreements replace and supersede previous indemnification agreements between the Company and each of its directors, executive officers, the Advisor and AR Global, and were entered into in connection with the Listing. The new form of Indemnification Agreement permits the Company to indemnify the Indemnitees to the maximum extent permitted by Maryland

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

law and removes certain limitations previously required by the Statement of Policy Regarding Real Estate Investment Trusts promulgated by the North American Securities Administrators Association, Inc., or the NASAA Guidelines, that are no longer applicable to the Company.
Amended Bylaws
The Company’s board of directors adopted an amendment and restatement of the Company’s Bylaws, which became effective at the Listing. The amendments clarify certain corporate procedures, make ministerial changes and eliminate redundancies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of American Finance Trust, Inc. and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to American Finance Trust, Inc., a Maryland corporation, including, as required by context, American Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and its subsidiaries. The Company is externally managed by American Finance Advisors, LLC (our “Advisor”), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I — Financial Information” included in the notes to the unaudited consolidated financial statements contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (the “Company,” “we” “our” or “us”), American Finance Advisors, LLC (our “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
The trading price of our Class A common stock may fluctuate significantly and no public market currently exists for shares of our two other classes of outstanding stock, our Class B-1 common stock and our Class B-2 common stock.

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

Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Merger (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. Prior to the Merger, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties. As of June 30, 2018, we owned 560 properties, comprised of 19.0 million rentable square feet, which were 94.6% leased, including 525 net leased commercial properties (479 of which are retail properties) and 35 retail properties which were acquired in the Merger.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. As of June 30, 2018, we had 105.1 million shares of common stock outstanding, including unvested restricted shares of common stock (“restricted shares”) and shares issued pursuant to our distribution reinvestment plan (the “DRIP”).
On March 19, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) equal to $23.56 as of December 31, 2017, which was published on March 20, 2018.
On July 19, 2018 (the “Listing Date”), we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock, Class B-1 common stock, which comprised 25% of our outstanding shares of common stock at the time of the Listing, and Class B-2 common stock, which comprised 25% of our outstanding shares of common stock at the time of the Listing, will automatically convert into Class A common stock to be listed on Nasdaq no later than October 17, 2018, 90 days following the Listing Date, and January 15, 2019, 180 days following the Listing Date, respectively. For additional information on the Listing see Note 15 — Subsequent Events to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are wholly owned subsidiaries of AR Global, as a result of which, they are related parties of ours, and each have received or may receive, as applicable, compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our retail properties acquired in the Merger. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and/or other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We have no obligation to Lincoln.
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

Properties
The following table represents certain additional information about the properties we own at June 30, 2018:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18,126	9.8	100.0%
Walgreens I	Jul. 2013	1	10,500	19.3	100.0%
Dollar General II	Jul. 2013	2	18,052	9.9	100.0%
AutoZone I	Jul. 2013	1	7,370	9.1	100.0%
Dollar General III	Jul. 2013	5	45,989	9.9	100.0%
BSFS I	Jul. 2013	1	8,934	5.6	100.0%
Dollar General IV	Jul. 2013	2	18,126	7.7	100.0%
Tractor Supply I	Aug. 2013	1	19,097	9.4	100.0%
Dollar General V	Aug. 2013	1	12,480	9.6	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	23,612	7.2	100.0%
Family Dollar I	Aug. 2013	1	8,050	3.0	100.0%
Lowe's I	Aug. 2013	5	671,313	11.0	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	10,692	12.0	100.0%
Food Lion I	Aug. 2013	1	44,549	11.3	100.0%
Family Dollar II	Aug. 2013	1	8,028	5.0	100.0%
Walgreens II	Aug. 2013	1	14,490	14.8	100.0%
Dollar General VI	Aug. 2013	1	9,014	7.7	100.0%
Dollar General VII	Aug. 2013	1	9,100	9.8	100.0%
Family Dollar III	Aug. 2013	1	8,000	4.3	100.0%
Chili's I	Aug. 2013	2	12,700	7.4	100.0%
CVS I	Aug. 2013	1	10,055	7.6	100.0%
Joe's Crab Shack I	Aug. 2013	1	7,646	8.8	100.0%
Dollar General VIII	Sep. 2013	1	9,100	10.1	100.0%
Tire Kingdom I	Sep. 2013	1	6,635	6.8	100.0%
AutoZone II	Sep. 2013	1	7,370	4.9	100.0%
Family Dollar IV	Sep. 2013	1	8,320	5.0	100.0%
Fresenius I	Sep. 2013	1	5,800	7.0	100.0%
Dollar General IX	Sep. 2013	1	9,014	6.8	100.0%
Advance Auto I	Sep. 2013	1	10,500	5.0	100.0%
Walgreens III	Sep. 2013	1	15,120	7.8	100.0%
Walgreens IV	Sep. 2013	1	13,500	6.3	100.0%
CVS II	Sep. 2013	1	13,905	18.6	100.0%
Arby's I	Sep. 2013	1	3,000	10.0	100.0%
Dollar General X	Sep. 2013	1	9,100	9.8	100.0%
AmeriCold I	Sep. 2013	9	1,407,166	9.3	100.0%
Home Depot I	Sep. 2013	2	1,315,200	8.6	100.0%
New Breed Logistics I	Sep. 2013	1	390,486	3.4	100.0%
American Express Travel Related Services I	Sep. 2013	1	395,787	1.8	100.0%
L.A. Fitness I	Sep. 2013	1	45,000	5.7	100.0%
SunTrust Bank I (2)	Sep. 2013	25	124,297	9.9	82.2%
National Tire & Battery I	Sep. 2013	1	10,795	5.4	100.0%
Circle K I	Sep. 2013	19	54,521	10.4	100.0%
Walgreens V	Sep. 2013	1	14,490	9.2	100.0%
Walgreens VI	Sep. 2013	1	14,560	10.8	100.0%
FedEx Ground I	Sep. 2013	1	21,662	4.9	100.0%
Walgreens VII	Sep. 2013	8	113,415	10.9	100.0%
O'Charley's I	Sep. 2013	20	135,973	13.4	100.0%
Krystal I	Sep. 2013	6	12,730	11.2	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
1st Constitution Bancorp I	Sep. 2013	1	4,500	5.6	100.0%
American Tire Distributors I	Sep. 2013	1	125,060	5.6	100.0%
Tractor Supply II	Oct. 2013	1	23,500	5.3	100.0%
United Healthcare I	Oct. 2013	1	400,000	3.0	100.0%
National Tire & Battery II	Oct. 2013	1	7,368	13.9	100.0%
Tractor Supply III	Oct. 2013	1	19,097	9.8	100.0%
Mattress Firm II	Oct. 2013	1	4,304	5.2	100.0%
Dollar General XI	Oct. 2013	1	9,026	8.8	100.0%
Academy Sports I	Oct. 2013	1	71,640	10.0	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22,262	4.8	100.0%
Amazon I	Oct. 2013	1	79,105	5.1	100.0%
Fresenius II	Oct. 2013	2	16,047	9.1	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	10.5	100.0%
Dollar General XIII	Nov. 2013	1	9,169	7.8	100.0%
Advance Auto II	Nov. 2013	2	13,887	4.9	100.0%
FedEx Ground II	Nov. 2013	1	48,897	5.1	100.0%
Burger King I	Nov. 2013	41	168,192	15.4	100.0%
Dollar General XIV	Nov. 2013	3	27,078	9.9	100.0%
Dollar General XV	Nov. 2013	1	9,026	10.4	100.0%
FedEx Ground III	Nov. 2013	1	24,310	5.2	100.0%
Dollar General XVI	Nov. 2013	1	9,014	7.4	100.0%
Family Dollar V	Nov. 2013	1	8,400	4.8	100.0%
CVS III	Dec. 2013	1	10,880	5.6	100.0%
Mattress Firm III	Dec. 2013	1	5,057	5.0	100.0%
Arby's II	Dec. 2013	1	3,494	9.8	100.0%
Family Dollar VI	Dec. 2013	2	17,484	5.6	100.0%
SAAB Sensis I	Dec. 2013	1	90,822	6.8	100.0%
Citizens Bank I	Dec. 2013	9	34,777	5.5	100.0%
SunTrust Bank II (2)	Jan. 2014	25	128,418	10.5	97.5%
Mattress Firm IV	Jan. 2014	1	5,040	6.2	100.0%
FedEx Ground IV	Jan. 2014	1	59,167	5.0	100.0%
Mattress Firm V	Jan. 2014	1	5,548	5.3	100.0%
Family Dollar VII	Feb. 2014	1	8,320	6.0	100.0%
Aaron's I	Feb. 2014	1	7,964	5.2	100.0%
AutoZone III	Feb. 2014	1	6,786	4.8	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	4.7	100.0%
Advance Auto III	Feb. 2014	1	6,124	6.2	100.0%
Family Dollar VIII	Mar. 2014	3	24,960	5.1	100.0%
Dollar General XVII	Mar. & May 2014	3	27,078	9.8	100.0%
SunTrust Bank III (2)	Mar. 2014	95	532,912	11.3	72.3%
SunTrust Bank IV (2)	Mar. 2014	25	136,487	11.2	86.3%
Dollar General XVIII	Mar. 2014	1	9,026	9.8	100.0%
Sanofi US I	Mar. 2014	1	736,572	14.5	100.0%
Family Dollar IX	Apr. 2014	1	8,320	5.8	100.0%
Stop & Shop I	May 2014	7	491,612	8.5	100.0%
Bi-Lo I	May 2014	1	55,718	7.5	100.0%
Dollar General XIX	May 2014	1	12,480	10.2	100.0%
Dollar General XX	May 2014	5	48,584	8.8	100.0%
Dollar General XXI	May 2014	1	9,238	10.2	100.0%
Dollar General XXII	May 2014	1	10,566	8.8	100.0%
FedEx Ground V	Feb. 2016	1	45,755	7.1	100.0%
FedEx Ground VI	Feb. 2016	1	120,731	7.2	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VII	Feb. 2016	1	42,299	7.3	100.0%
FedEx Ground VIII	Feb. 2016	1	78,673	7.3	100.0%
Liberty Crossing	Feb. 2017	1	105,779	3.4	89.6%
San Pedro Crossing	Feb. 2017	1	201,965	2.9	90.0%
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	5.0	89.9%
The Streets of West Chester	Feb. 2017	1	236,842	10.5	92.1%
Prairie Towne Center	Feb. 2017	1	289,277	6.3	95.3%
Southway Shopping Center	Feb. 2017	1	181,809	4.8	88.7%
Stirling Slidell Centre	Feb. 2017	1	134,276	1.8	77.5%
Northwoods Marketplace	Feb. 2017	1	236,078	3.5	96.5%
Centennial Plaza	Feb. 2017	1	233,797	4.9	77.8%
Northlake Commons	Feb. 2017	1	109,112	3.4	87.9%
Shops at Shelby Crossing	Feb. 2017	1	236,107	4.3	97.6%
Shoppes of West Melbourne	Feb. 2017	1	144,484	3.6	98.3%
The Centrum	Feb. 2017	1	270,747	5.2	52.5%
Shoppes at Wyomissing	Feb. 2017	1	103,064	3.2	88.5%
Southroads Shopping Center	Feb. 2017	1	437,515	5.1	71.2%
Parkside Shopping Center	Feb. 2017	1	181,620	4.6	90.5%
West Lake Crossing	Feb. 2017	1	75,928	3.5	100.0%
Colonial Landing	Feb. 2017	1	263,559	4.3	70.0%
The Shops at West End	Feb. 2017	1	381,831	10.2	76.4%
Township Marketplace	Feb. 2017	1	298,630	3.5	93.9%
Cross Pointe Centre	Feb. 2017	1	226,089	10.2	100.0%
Towne Centre Plaza	Feb. 2017	1	94,096	4.6	100.0%
Harlingen Corners	Feb. 2017	1	228,208	4.0	97.6%
Village at Quail Springs	Feb. 2017	1	100,404	21.2	100.0%
Pine Ridge Plaza	Feb. 2017	1	239,492	4.0	96.5%
Bison Hollow	Feb. 2017	1	134,798	5.4	100.0%
Jefferson Commons	Feb. 2017	1	205,918	8.0	94.4%
Northpark Center	Feb. 2017	1	318,327	3.7	99.0%
Anderson Station	Feb. 2017	1	243,550	3.7	98.2%
Patton Creek	Feb. 2017	1	491,294	3.9	86.7%
North Lakeland Plaza	Feb. 2017	1	171,397	2.2	94.9%
Riverbend Marketplace	Feb. 2017	1	142,617	5.6	90.5%
Montecito Crossing	Feb. 2017	1	179,721	4.0	97.4%
Best on the Boulevard	Feb. 2017	1	204,568	4.4	91.0%
Shops at RiverGate South	Feb. 2017	1	140,703	6.7	97.8%
Dollar General XXIII	Mar. & May 2017	8	72,480	11.1	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18,018	6.6	100.0%
Bob Evans I	Apr. 2017	23	116,899	18.9	100.0%
FedEx Ground IX	May 2017	1	53,739	7.9	100.0%
Chili's II	May 2017	1	6,039	9.3	100.0%
Sonic Drive In I	June 2017	2	2,745	14.0	100.0%
Bridgestone HOSEPower I	June 2017	2	41,131	11.1	100.0%
Bridgestone HOSEPower II	July 2017	1	25,125	11.4	100.0%
FedEx Ground X	July 2017	1	141,803	9.0	100.0%
Chili's III	Aug. 2017	1	5,742	9.3	100.0%
FedEx Ground XI	Sept. 2017	1	29,246	9.0	100.0%
Hardee's I	Sept. 2017	4	13,455	19.3	100.0%
Tractor Supply IV	Oct. 2017	2	51,030	8.4	100.0%
Circle K II	Nov. 2017	6	20,068	19.0	100.0%
Sonic Drive In II	Nov. 2017	20	30,328	19.4	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Bridgestone HOSEPower III	Dec. 2017	1	20,859	12.0	100.0%
Sonny's BBQ I	Jan. 2018	3	18,548	15.6	100.0%
Mountain Express I	Jan. 2018	9	29,821	19.5	100.0%
Kum & Go I	Feb. 2018	1	5,105	9.9	100.0%
DaVita I	Feb. 2018	2	13,319	7.7	100.0%
White Oak I	Mar. 2018	9	21,931	19.8	100.0%
Mountain Express II	June 2018	15	58,753	19.9	100.0%
		560	19,038,240	8.3	94.6%
_____________________

(1)	Remaining lease term in years as of June 30, 2018. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes 26 properties leased to SunTrust Banks, Inc. (“SunTrust”) which were unoccupied as of June 30, 2018. There were 23 properties which had leases expiring on December 31, 2017 and three properties which had leases expiring on March 31, 2018, comprising 0.2 million rentable square feet. As of June 30, 2018, these properties were either being marketed for sale, subject to a non-binding letter of intent (“LOI”) or subject to a definitive purchase and sale agreement (“PSA”). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 4 — Real Estate Investments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
There were 417 properties that we owned for the entirety of both the three months ended June 30, 2018 and 2017 (our “Three Month Same Store”), comprised of 10.8 million rentable square feet that were 98.2% leased as of June 30, 2018. From April 1, 2017 through June 30, 2018, we acquired 108 properties (our “Acquisitions Since April 1, 2017“), comprised of 0.7 million rentable square feet that were 100.0% leased as of June 30, 2018. From April 1, 2017 through June 30, 2018, we sold 39 properties (our “Disposals Since April 1, 2017“), comprised of 2.0 million rentable square feet.
The following table summarizes our leasing activity during the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	8	152,828	$—	$1,580	$893	$5.84
Lease renewals/amendments (2)	19	185,744	2,272	2,320	194	$1.04
Lease terminations	(1)	2,785	69	—	—	$—
_____________________________________

(1)	Straight-line rental income.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended June 30, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the three months ended June 30, 2018.

Net Operating Income

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Total		Increase (Decrease)
	2018	2017		$2018	2017		$2018	2017		$2018	2017	$
Rental income	$57,789	$58,737	$(948)	$3,834	$945	$2,889	$142	$3,159	$(3,017)	$61,765	$62,841	$(1,076)
Operating expense reimbursements	9,321	8,287	1,034	34	15	19	(12)	211	(223)	9,343	8,513	830
Less: Property operating	13,022	12,164	858	61	13	48	74	17	57	13,157	12,194	963
NOI	$54,088	$54,860	$(772)	$3,807	$947	$2,860	$56	$3,353	$(3,297)	$57,951	$59,160	$(1,209)

Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report for additional disclosure and a reconciliation to our net income (loss) attributable to stockholders.
Rental income decreased $1.0 million to $61.8 million for the three months ended June 30, 2018, compared to $62.8 million for the three months ended June 30, 2017. Rental income decreased by $0.9 million in our Three Month Same Store properties primarily due to certain SunTrust leases that expired on December 31, 2017. The decrease in rental income was also impacted by a loss of rental income of $3.0 million from our Disposals Since April 1, 2017, which was offset by $2.9 million of new rental income from our Acquisitions Since April 1, 2017.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expense are generally linked. Operating expense reimbursement revenue increased $0.8 million to $9.3 million for the three months ended June 30, 2018 compared to $8.5 million for the three months ended June 30, 2017. This increase was primarily driven by an increase in our Three Month Same Store operating expense reimbursements of $1.0 million.
Property operating expenses increased $1.0 million to $13.2 million for the three months ended June 30, 2018 compared to $12.2 million for the three months ended June 30, 2017. This increase was primarily driven by increases in our Three Month Same Store property operating expense.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.5 million to $5.8 million for the three months ended June 30, 2018, compared to $5.3 million for the three months ended June 30, 2017. We pay these fees to the Advisor for managing our day-to-day operations. Prior to the effective time of the Merger in February 2017, we paid our Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the effective time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the three months ended June 30, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recognized $8.6 million of impairment charges during the three months ended June 30, 2018, the majority of which related to two multi-tenant properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA (see Note 4 — Real Estate Investments for additional information).
We recognized $2.6 million of impairment charges during the three months ended June 30, 2017, $1.9 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $0.7 million of impairment charges were taken on our held for use properties operated by SunTrust, which had lease terms set to expire between December 31, 2017 and March 31, 2018. We determined, based on LOIs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $0.4 million to $1.3 million for the three months ended June 30, 2018, compared to $0.9 million for the three months ended June 30, 2017. Acquisition and transaction related expenses for the three months ended June 30, 2018 were primarily related to prepayment charges on mortgages related to our disposition of 13 properties. Acquisition and transaction related expenses for the three months ended June 30, 2017 were primarily due to costs incurred in connection with our acquisition of 32 properties.
General and Administrative Expense
General and administrative expense increased $1.3 million to $6.5 million for the three months ended June 30, 2018, compared to $5.2 million for the three months ended June 30, 2017. The increase was due to higher legal and professional fees and transfer agent fees and higher general and administrative expense reimbursements from our Advisor, which increased $0.1 million to $2.3 million for three months ended June 30, 2018, compared to $2.2 million for the three months ended June 30, 2017. These increases were partially offset by lower state and local taxes and expense related to distributions on Class B Units.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.0 million to $35.4 million for the three months ended June 30, 2018, compared to $40.4 million for the three months ended June 30, 2017. The decrease was primarily due to a decrease of $4.4 million related to our Three Month Same Store properties and a decrease of $1.7 million from our Disposals Since April 1, 2017. Additionally, depreciation and amortization expense increased $1.1 million on Acquisitions Since April 1, 2017. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.4 million to $16.0 million for the three months ended June 30, 2018, compared to $14.6 million for the three months ended June 30, 2017. This increase is primarily related to higher average mortgage notes payable in the second quarter of 2018, partially offset by a lower overall average balance of our revolving credit facility entered into in April 2018 (the “Credit Facility”) which replaced our existing credit facility (the “Prior Credit Facility”) when compared to the second quarter of 2017. As of June 30, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.65% and 4.69%, respectively and the weighted-average interest rate on our Credit Facility and our Prior Credit Facility was 3.91% and 2.43%, respectively.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2018, we sold 13 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $86.8 million, resulting in aggregate gains on sale of $3.6 million. During the three months ended June 30, 2017, we sold a property leased to C&S Wholesale Grocer for a contract price of $44.2 million, net of closing costs. The property had a net carrying value at the date of disposition of $35.6 million, resulting in a gain on sale of $8.6 million.
Comparison of the Six Months Ended June 30, 2018 and 2017
There were 411 properties that we owned for the entirety of both the six months ended June 30, 2018 and 2017 (our “Six Month Same Store”), comprised of 10.7 million rentable square feet that were 98.2% leased as of June 30, 2018. On February 16, 2017, we acquired 35 retail properties in the Merger (the “Merger Acquisitions”), comprised of 7.5 million rentable square feet that were 88.3% leased as of June 30, 2018. Additionally, during 2017 and the first two quarters of 2018, we acquired 114 properties (our “Acquisitions Since January 1, 2017”), comprised of 0.8 million rentable square feet that were 100% leased as of June 30, 2018. During 2017 and the first two quarters of 2018, we sold 44 properties (our “Disposals Since January 1, 2017”), comprised of 2.6 million rentable square feet.
The following table summarizes our leasing activity during the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	15	230,982	$—	$2,456	$1,414	$6.12
Lease renewals/amendments (2)	40	442,996	5,565	5,549	400	$0.90
Lease terminations	(7)	44,006	1,036	—	—	$—
_____________________________________

(1)	Straight-line rental income

(2)
New leases reflect leases in which a new tenant took possession of the space during the six months ended June 30, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the six months ended June 30, 2018.

Net Operating Income

	Same Store			Acquisitions			Disposals			Merger			Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		$2018	2017		$2018	2017		$2018	2017		$2018	2017	$
Rental income	$63,339	$65,435	$(2,096)	$7,488	$1,099	$6,389	$1,242	$9,476	$(8,234)	$50,773	$38,570	$12,203	$122,842	$114,580	$8,262
Operating Expense Reimbursements	1,502	1,394	108	134	18	116	(25)	989	(1,014)	16,774	11,353	5,421	18,385	13,754	4,631
Less: Property operating	2,746	2,113	633	173	16	157	205	673	(468)	23,388	16,434	6,954	26,512	19,236	7,276
NOI	$62,095	$64,716	$(2,621)	$7,449	$1,101	$6,348	$1,012	$9,792	$(8,780)	$44,159	$33,489	$10,670	$114,715	$109,098	$5,617
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report for additional disclosure and a reconciliation of NOI to our net income (loss) attributable to stockholders.
Rental income increased $8.2 million to $122.8 million for the six months ended June 30, 2018, compared to $114.6 million for the six months ended June 30, 2017. This increase in rental income was primarily due to $12.2 million of incremental rental income from the Merger Acquisitions, as well as $6.3 million of incremental rental income from our Acquisitions Since January 1, 2017. These increases were partially offset by a decrease in rental income of $8.2 million from our Disposals Since January 1, 2017. Our Six Month Same Store rental income decreased by $2.1 million primarily due to certain SunTrust leases that expired on December 31, 2017.
Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expense are generally linked. Operating expense reimbursement revenue increased $4.6 million to $18.4 million for the six months ended June 30, 2018, compared to $13.8 million for the six months ended June 30, 2017. This increase was primarily driven by $5.4 million of operating expense reimbursements from the Merger Acquisitions, as well as increases in our Six Month Same Store operating expense reimbursements and our Acquisitions Since January 1, 2017 of $0.1 million and $0.1 million, respectively. These increases were partially offset by a decrease in operating expense reimbursements of $1.0 million from our Disposals Since January 1, 2017.
Property operating expense increased $7.3 million to $26.5 million for the six months ended June 30, 2018, compared to $19.2 million for the six months ended June 30, 2017. This increase was primarily driven by an increase in property operating expense of $7.0 million from the Merger Acquisitions, as well as increases in our Six Month Same Store property operating expense and our Acquisitions Since January 1, 2017 property operating expense of $0.6 million and $0.2 million, respectively. These increases were partially offset by a decrease of $0.5 million from our Disposals Since January 1, 2017.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.4 million to $11.4 million for the six months ended June 30, 2018, compared to $10.0 million for the six months ended June 30, 2017. Prior to the effective time of the Merger in February 2017, we paid the Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee, if applicable, payable quarterly in arrears. Following the effective time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the six months ended June 30, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $8.9 million of impairment charges during the six months ended June 30, 2018, the majority of which related to two multi-tenant properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA (see Note 4 — Real Estate Investments for additional information).

We recognized $6.6 million of impairment charges during the six months ended June 30, 2017, $4.3 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $2.3 million of impairment charges were taken on our held for use properties operated by SunTrust, which had lease terms set to expire between December 31, 2017 and March 31, 2018. We determined, based on LOIs entered into, that the carrying value of these properties exceeded their estimated fair values less costs to sell.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.1 million to $3.2 million for the six months ended June 30, 2018, compared to $6.4 million for the six months ended June 30, 2017. Acquisition and transaction related expenses for the six months ended June 30, 2018 were primarily related to prepayment charges on mortgages related to our disposition of 19 properties. Acquisition and transaction related expenses for the six months ended June 30, 2017 were primarily due to costs incurred in connection with the Merger. These costs included fees to the special committee’s financial advisor and legal counsel of $4.1 million, fees to transfer RCA’s mortgages and credit facility of $0.8 million and legal and other fees related to the Merger of $0.5 million. Additionally, we incurred $0.9 million of costs related to our acquisition of 38 properties during the six months ended June 30, 2017.
General and Administrative Expense
General and administrative expense increased $1.9 million to $12.0 million for the six months ended June 30, 2018, compared to $10.1 million for the six months ended June 30, 2017. The increase was due to higher legal fees and transfer agent fees and higher general and administrative expense reimbursements from our Advisor, which increased $0.6 million to $4.4 million for six months ended June 30, 2018, compared to $3.8 million for the six months ended June 30, 2017. These increases were partially offset by lower consulting fees and lower expense related to distributions on Class B Units.
Depreciation and Amortization Expense
Depreciation and amortization expense remained flat at $71.9 million for the six months ended June 30, 2018 and 2017. The increase in depreciation and amortization expense of $5.2 million related to the properties acquired from RCA in the Merger and $2.3 million related to our Acquisitions Since January 1, 2017 were offset by a decreases of $3.5 million on our Disposals Since January 1, 2017 and $4.0 million on our Six Month Same Store properties. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.7 million to $32.1 million for the six months ended June 30, 2018, compared to $30.4 million for the six months ended June 30, 2017. This increase is primarily related to higher average mortgage notes payable in the second quarter of 2018 and debt assumed in the Merger on February 16, 2017, partially offset by a lower overall average balance of our Credit Facility entered into in April 2018, and our Prior Credit Facility when compared to our Prior Credit Facility assumed in the Merger, during the second quarter of 2017. As of June 30, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.65% and 4.69%, respectively and the weighted-average interest rate on our Credit Facility and our Prior Credit Facility was 3.91% and 2.43%, respectively.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2018, we sold 19 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $86.8 million, resulting in aggregate gains on sale of $28.3 million.
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
Cash Flows from Operating Activities
Cash flows from operating activities was $53.8 million during the six months ended June 30, 2018 and consisted of net income of $3.4 million, adjusted for non-cash items of $49.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, mark-to-market adjustments, gain on sale of real estate investments and impairment charges. In addition, the increase in accounts payable and accrued expenses of $3.3 million and the increase in deferred rent of $0.7 million were partially offset by an increase in prepaid expenses and other assets of $3.5 million.
Cash flows from operating activities was $42.6 million during the six months ended June 30, 2017 and consisted of a net loss of $11.8 million, adjusted for non-cash items of $65.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments, as well as a decrease in prepaid expenses and other assets of $1.8 million. These operating cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $5.4 million and a decrease in deferred rent and other liabilities of $7.6 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the six months ended June 30, 2018 of $53.5 million consisted primarily of cash paid for investments in real estate and other assets of $71.9 million and capital expenditures of $2.9 million, partially offset by cash received from the sale of real estate investments of $21.7 million.
The net cash provided by investing activities during the six months ended June 30, 2017 of $34.1 million was generated from the sale of real estate investments of $183.1 million and cash acquired in the Merger of $26.2 million, partially offset by cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $78.9 million, deposits for real estate acquisitions of $0.3 million and capital expenditures of $1.4 million.
Cash Flows from Financing Activities
The net cash used in financing activities of $49.0 million during the six months ended June 30, 2018 consisted primarily of payments on our Prior Credit Facility of $95.0 million, common stock repurchases of $19.8 million, cash distributions of $44.9 million, payments of deferred financing costs of $5.5 million and payments of mortgage notes payable of $46.0 million. These financing cash outflows were partially offset by proceeds from mortgage notes payable of $29.9 million.
The net cash used in financing activities of $141.0 million during the six months ended June 30, 2017 consisted primarily of payments on our Prior Credit Facility of $114.0 million, common stock repurchases of $20.4 million, cash distributions of $43.0 million, payments of deferred financing costs of $0.9 million and payments of mortgage notes payable of $2.7 million. These financing cash outflows were partially offset by proceeds from the Prior Credit Facility of $40.0 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $58.9 million and $107.7 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations and cash distributions to our stockholders.
As of June 30, 2018, we had $1.2 billion of mortgage notes payable outstanding and $132.3 million outstanding under the Credit Facility, with a net debt to gross asset value ratio of 36%. Net debt excludes the effect of deferred financing costs, net and mortgage premiums, net and includes cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. During the six months ended June 30, 2018, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.65% and 3.91%, respectively. The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into the Credit Facility. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $1.2 million and $2.5 million, respectively.
During the quarter ended March 31, 2018, we entered into a $29.9 million mortgage loan agreement (“Mortgage Loan IV”) with the Bank of Texas. The Mortgage Loan IV has a stated maturity of March, 2025 and an effective interest rate of 5.16%. As of June 30, 2018 the Mortgage Loan IV was secured by mortgage interests in 39 of the Company’s properties. Proceeds from the Mortgage Loan IV were used to pay down approximately $25.0 million under the Prior Credit Facility.
As of June 30, 2018, we had $3.0 billion in real estate assets, net, and we had pledged $2.4 billion in real estate investments as collateral for our mortgage notes payable and $862.4 million in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
One of our primary uses of cash during the six months ended June 30, 2018 has been for acquisitions of properties. We have acquired 39 properties during the six months ended June 30, 2018 for $71.9 million. These acquisitions were funded through a combination of mortgage debt, draws on the Prior Credit Facility and Credit Facility, proceeds from dispositions of properties and available cash on hand.
Our share repurchase program (as amended and restated, the “SRP”) was terminated in anticipation of the Listing, effective June 30, 2018. During the six months ended June 30, 2018, we repurchased 1,103,785 shares of our common stock for approximately $19.8 million. Of this amount, 412,939 shares were repurchased pursuant to the SRP for approximately $9.7 million at a price of

$23.37 per share equal to the then current Estimated Per-Share NAV, and 483,133 and 207,713 shares were repurchased at prices of $14.35 and $15.45 per share, respectively, pursuant to tender offers which expired on March 27, 2018 and May 31, 2018, respectively. The total cost of the shares repurchased in the two tender offers was approximately $6.9 million and $3.2 million, respectively. These repurchases were funded from cash on hand.
During the six months ended June 30, 2018, we closed on the sale of nineteen properties, for an aggregate contract price of $86.8 million, excluding disposition related costs. In connection with these sales, we repaid $62.4 million of mortgage debt, leaving net proceeds available for other uses of $16.6 million.
Credit Facility
On April 26, 2018, we, the OP and certain other subsidiaries acting as guarantors, entered into Credit Facility with BMO Harris Bank N.A., as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the lenders from time to time party thereto (collectively, the “Lenders”). Affiliates of SunTrust Robinson Humphrey, Inc. are tenants at several of our properties.
The Credit Facility provides for aggregate revolving loan borrowings of up to $415.0 million, a swingline subfacility of $10.0 million and a $15.0 million letter of credit subfacility, subject to certain conditions. The Credit Facility also includes an uncommitted accordion feature whereby, upon the request of the OP but at the sole discretion of the participating Lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to certain customary conditions. At closing, we borrowed $60.0 million under the Credit Facility, the proceeds of which were used to repay all of the $55.0 million of indebtedness outstanding under the Prior Credit Facility, which was scheduled to mature on May 1, 2018, and to pay related fees and expenses.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2018, we had a total borrowing base capacity under the Credit Facility of $376.7 million based on the value of the borrowing base under the Credit Facility. Of this amount, $132.3 million was outstanding under the Credit Facility as of June 30, 2018 and $244.4 million remained available for future borrowings. The proceeds from any borrowings under the Credit Facility may be used for any general corporate purpose, including refinancing existing indebtedness, funding real estate acquisitions, financing capital expenditures and working capital and for general corporate purposes, including funding any tender offer or share repurchase program entered into in conjunction with, or after, the Listing.
Borrowings under the Credit Facility are interest-only. Because the Listing occurred, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022. In addition, because the Listing occurred, the Company has a one-time right, subject to customary condition, to extend the maturity date for an additional term of one year, to April 26, 2023. The Credit Facility also contains other covenants and provisions to facilitate a Listing and certain other transactions that would become effective in connection with a Listing. Borrowings under the Credit Facility will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Other Subsequent Events
We acquired seven additional properties subsequent to June 30, 2018 with an aggregate base purchase price of $16.3 million, excluding acquisition related costs. We have also entered into PSAs to acquire an additional 74 properties for an aggregate contract purchase price of approximately $126.5 million and an LOI to acquire an additional 15 properties for approximately $12.0 million. We anticipate using available cash on hand, proceeds from dispositions of properties and proceeds from borrowings (including borrowings under the Credit Facility) to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
We sold two properties subsequent to June 30, 2018 (both leased to SunTrust) with an aggregate contract sale price of approximately $1.4 million. We also have entered into PSAs to dispose of an additional three properties (one leased to SunTrust), for an aggregate contract sale price of approximately $28.3 million. These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Funds from Operations and Adjusted Funds from Operations
Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Adjusted Funds From Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended		Six Months Ended June 30, 2018
(In thousands)	March 31, 2018	June 30, 2018
Net income (loss) attributable to stockholders (in accordance with GAAP)	$15,401	$(12,041)	$3,360
Gain on sale of real estate investments	(24,637)	(3,625)	(28,262)
Impairment charges	322	8,563	8,885
Depreciation and amortization	36,499	35,438	71,937
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(24)	(78)	(102)
FFO attributable to stockholders	27,561	28,257	55,818
Acquisition and transaction related	1,954	1,287	3,241
Amortization of market lease and other intangibles, net	(1,358)	(2,320)	(3,678)
Straight-line rent	(2,253)	(2,540)	(4,793)
Amortization of mortgage premiums on borrowings	(835)	(1,001)	(1,836)
Mark-to-market adjustments	(24)	(48)	(72)
Share-based compensation	26	65	91
Amortization of deferred financing costs, net and change in accrued interest	1,419	2,126	3,545
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	1	6	7
AFFO attributable to stockholders	$26,491	$25,832	$52,323

	Three Months Ended		Six Months Ended June 30, 2017
(In thousands)	March 31, 2017	June 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)	$(1,021)	$(11,738)
Gain on sale of real estate investments	(5,222)	(8,609)	(13,831)
Impairment charges	3,929	2,649	6,578
Depreciation and amortization	31,478	40,438	71,916
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)	(68)	(99)
FFO attributable to stockholders	19,437	33,389	52,826
Acquisition and transaction related	5,436	947	6,383
Amortization of market lease and other intangibles, net	(453)	(1,113)	(1,566)
Straight-line rent	(1,572)	(1,882)	(3,454)
Amortization of mortgage premiums on borrowings	(1,126)	(928)	(2,054)
Discount accretion on investment	(6)	(7)	(13)
Mark-to-market adjustments	(73)	(7)	(80)
Share-based compensation	30	19	49
Amortization of deferred financing costs, net and change in accrued interest	4,807	536	5,343
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(7)	5	(2)
AFFO attributable to stockholders	$26,473	$30,959	$57,432
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).

NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$(5,124)	$2,331	$3,619	$(12,867)	$(12,041)
Impairment charges	8,549	—	14	—	8,563
Operating fees to related parties	—	—	—	5,837	5,837
Acquisition and transaction related	1,207	53	2	25	1,287
General and administrative	494	12	10	5,996	6,512
Depreciation and amortization	33,987	1,411	40	—	35,438
Interest expense	15,004	—	—	1,038	16,042
Interest and other income	(29)	—	(4)	(5)	(38)
Gain on sale of real estate investments	—	—	(3,625)	—	(3,625)
Net loss attributable to non-controlling interests	—	—	—	(24)	(24)
NOI	$54,088	$3,807	$56	$—	$57,951
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended June 30, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$2,933	$(165)	$7,783	$(11,572)	$(1,021)
Impairment charges	662	—	1,987	—	2,649
Operating fees to related parties	—	—	—	5,250	5,250
Acquisition and transaction related	128	794	1	24	947
General and administrative	321	—	1	4,915	5,237
Depreciation and amortization	38,380	318	1,740	—	40,438
Interest expense	12,784		451	1,390	14,625
Interest and other income	(348)	—	(1)	(5)	(354)
Gain on sale of real estate investments	—	—	(8,609)	—	(8,609)
Net loss attributable to non-controlling interests	—	—	—	(2)	(2)
NOI	$54,860	$947	$3,353	$—	$59,160
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$(5,420)	$4,452	$28,193	$525	$(24,390)	$3,360
Impairment charges	745	—	127	8,013	—	8,885
Operating fees to related parties	—	—	—	—	11,446	11,446
Acquisition and transaction related	3,039	171	3	1	27	3,241
General and administrative	276	41	13	551	11,132	12,013
Depreciation and amortization	35,060	2,786	945	33,146	—	71,937
Interest expense	28,421	—	—	1,931	1,797	32,149
Interest and other income	(26)	(1)	(7)	(8)	(18)	(60)
Gain on sale of real estate investments	—	—	(28,262)	—	—	(28,262)
Net income attributable to non-controlling interests	—	—	—	—	6	6
NOI	$62,095	$7,449	$1,012	$44,159	$—	$114,715
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$1,243	$(81)	$12,683	$3,622	$(29,205)	$(11,738)
Impairment charges	1,255	—	5,323	—	—	6,578
Operating fees to related parties	—	—	—	—	10,000	10,000
Acquisition and transaction related	243	794	1	1	5,344	6,383
General and administrative	109	—	4	390	9,578	10,081
Depreciation and amortization	39,148	388	4,469	27,911	—	71,916
Interest expense	23,221	—	1,182	1,666	4,341	30,410
Interest and other income	(503)	—	(39)	(101)	(43)	(686)
Gain on sale of real estate investments	—	—	(13,831)	—	—	(13,831)
Net income attributable to non-controlling interests	—	—	—	—	(15)	(15)
NOI	$64,716	$1,101	$9,792	$33,489	$—	$109,098
Distributions
Prior to, and continuing into, 2017, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of distributions to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. The first distributions declared under the new rate were paid on or about August 5, 2017. In connection with the Listing, our board of directors changed the rate at which we pay distributions on our common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, effective as of July 1, 2018, and we transitioned to declaring distributions based on monthly, rather than daily, record dates. Distributions are paid on shares of Class A common stock, Class B-1 common stock and Class B-2 common stock at the same rate. The first distributions declared under the new rate were paid in August 2018.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time prior to distributions being declared. Therefore, distribution payments are not assured. In addition, provisions in our Credit Facility restrict our ability to pay distributions, including cash dividends or other distributions payable with respect to our common stock.
During the six months ended June 30, 2018, distributions paid to common stockholders totaled $68.1 million, including $23.2 million of distributions that were reinvested in additional shares of our common stock through our DRIP at a price based on the then applicable Estimated Per-Share NAV. During the six months ended June 30, 2018, cash used to pay distributions was generated from cash flows provided by operations and proceeds from the DRIP.
Our DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date. Participants in the DRIP prior to this amendment and restatement will continue to be participants in the DRIP. Beginning with the distribution paid in August, 2018, distributions payable with respect to all or a portion of the shares of our common stock (including Class A common stock, Class B-1 common stock and Class B-2 common stock) held by participants may be reinvested in shares of Class A common stock. Shares sold pursuant to the DRIP, as amended and restated, may be acquired directly from us at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq. Shares sold pursuant to the DRIP as amended and restated may also be acquired through open market purchases by the plan administrator at a price that will be based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested distributions for the related quarter, less a per share processing fee.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2018
	March 31, 2018		June 30, 2018
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders not reinvested in common stock	$21,906		$22,961		$44,867
Cash distributions reinvested in common stock issued under the DRIP	11,773		11,475		23,248	`
Total distributions paid	$33,679		$34,436		$68,115

Source of distribution coverage:
Cash flows provided by operations	$22,348	66.4%	31,480	91.4%	$53,828	79.0%
Cash proceeds received from common stock issued under the DRIP	11,331	33.6%	2,956	8.6%	14,287	21.0%
Total source of distribution coverage	$33,679	100.0%	$34,436	100.0%	$68,115	100.0%

Cash flows provided by operations (GAAP basis)	$22,348		$31,480		$53,828
Net income (loss) (in accordance with GAAP)	$15,431		$(12,065)		$3,366
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
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2018, we were in compliance with the debt covenants under our loan agreements.
Contractual Obligations
There were no material changes in the Company’s contractual obligations at June 30, 2018, as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of us and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William D. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
The trading price of our Class A common stock may fluctuate significantly, and no public market currently exists for shares of our two other classes of outstanding stock, our Class B-1 common stock and our Class B-2 common stock.
Our Class A common stock is listed on the Nasdaq. We have two other classes of outstanding stock, Class B-1 common stock, which will automatically convert into Class A common stock to be listed on Nasdaq no later than October 17, 2018, 90 days following the Listing Date, and Class B-2 common stock, which will automatically convert into Class A common stock to be listed on Nasdaq no later than January 15, 2019, 180 days following the Listing Date. No public market currently exists for shares of our Class B-1 common stock and our Class B-2 common stock, and shares of our Class B-1 common stock and our Class B-2 common stock are, and may continue to be, illiquid. The trading price of our Class A common stock is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price of our Class A common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional issuances of equity securities, including Class A common stock;

•
additional sales of equity securities, or the perception that additional sales may occur, including sales of Class A common stock following the conversion of shares of our Class B-1 common stock and our Class B-2 common stock, which are currently illiquid, into shares of our Class A common stock.

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income securities;

•	our reputation and the reputation of AR Global, its affiliates or entities sponsored by AR Global;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our Class A common stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
We did not complete any sales of unregistered equity securities during the three months ended June 30, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors adopted the SRP to enable our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. Our SRP was terminated in anticipation of the Listing, effective June 30, 2018.
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2018:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Three months ended June 30, 2018	—	—
Cumulative repurchases as of June 30, 2018	3,719,803	—
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
On May 1, 2018, in response to an unsolicited offer to our stockholders to purchase 1,000,000 shares of our common stock at a price of $15.35 per share, we commenced a tender offer for up to 1,000,000 shares at a price of $15.45 per share (the “May Offer”). We made the May Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. In accordance with the May Offer, which expired on May 31, 2018, the Company accepted for purchase 207,713 shares for a total cost of approximately $3.2 million, excluding fees and expenses relating to the May Offer.
Our board of directors has authorized, effective at the Listing, a share repurchase program of up to $200 million of Class A common stock that we may implement from time to time, following the Listing, through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. No repurchases have been made pursuant to this share repurchase program through the date of this Quarterly Report on Form 10-Q.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 9, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.2 (1)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.3 (1)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.4 (1)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.5 (2)	Amended and Restated Bylaws
4.1 (2)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
10.1 (3)
Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders from time to time party thereto, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as syndication agents, and BMO Harris Bank N.A., as administrative agent

10.2 (2)	Listing Note Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and American Finance Special Limited Partner, LLC
10.3 (2)	Subordination Agreement, dated as of dated as of July 19, 2018, among American Finance Special Limited Partner, LLC, BMO Harris Bank N.A. and American Finance Operating Partnership, L.P.
10.4 (2)
Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

10.5 (2)	Advisor Multi-Year Outperformance Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.6 (2)	2018 Advisor Omnibus Incentive Compensation Plan
10.7 (2)	2018 Omnibus Incentive Compensation Plan
10.8 (2)	Form of Indemnification Agreement
14.1(2)	Amended and Restated Code of Business Conduct and Ethics
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (2)	Amended and Restated Distribution Reinvestment Plan
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*        Filed herewith.
(1)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2018.
(2)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2018.
(3)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018.