Form 10-Q
period 2018-09-30
American Finance Trust, Inc
filed 2018-11-06
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597

American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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
As of October 31, 2018, the registrant had 106,230,905 shares of common stock outstanding, comprised of 79,966,219 shares of Class A common stock and 26,264,686 shares of Class B-2 common stock.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$635,201	$607,675
Buildings, fixtures and improvements	2,455,512	2,449,020
Acquired intangible lease assets	423,271	454,212
Total real estate investments, at cost	3,513,984	3,510,907
Less: accumulated depreciation and amortization	(440,127)	(408,194)
Total real estate investments, net	3,073,857	3,102,713
Cash and cash equivalents	60,265	107,666
Restricted cash	20,060	19,588
Deposits for real estate acquisitions	650	565
Derivative assets, at fair vale	222	23
Goodwill	1,605	1,605
Deferred costs, net	15,756	8,949
Prepaid expenses and other assets	63,527	50,859
Assets held for sale	28,198	4,682
Total assets	$3,264,140	$3,296,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$1,212,137	$1,303,433
Credit facility	260,700	95,000
Market lease liabilities, net	95,031	108,772
Accounts payable and accrued expenses (including $1,577 and $3,169 due to related parties as of September 30, 2018 and December 31, 2017, respectively)	37,969	27,355
Deferred rent and other liabilities	7,415	9,421
Dividends payable	9,837	11,613
Total liabilities	1,623,089	1,555,594

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 106,250,846 and 105,172,185 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,063	1,052
Additional paid-in capital	2,412,940	2,393,237
Accumulated other comprehensive income	222	95
Accumulated deficit	(778,912)	(657,874)
Total stockholders’ equity	1,635,313	1,736,510
Non-controlling interests	5,738	4,546
Total equity	1,641,051	1,741,056
Total liabilities and equity	$3,264,140	$3,296,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$66,407	$62,287	$189,249	$176,867
Operating expense reimbursements	8,481	7,182	26,866	20,936
Interest income from debt investments	—	260	—	753
Total revenues	74,888	69,729	216,115	198,556

Operating expenses:
Asset management fees to related party	5,849	5,250	17,295	15,250
Property operating	13,497	10,760	40,009	29,996
Impairment charges	1,172	7,605	10,057	14,183
Acquisition and transaction related	1,186	1,173	4,427	7,556
Listing fees	4,988	—	4,988	—
Vesting and conversion of Class B Units	15,786	—	15,786	—
Share-based compensation — multi-year outperformance agreement	2,150	—	2,150	—
General and administrative	6,539	4,986	18,552	15,067
Depreciation and amortization	35,332	41,132	107,269	113,048
Total operating expenses	86,499	70,906	220,533	195,100
Operating (loss) income	(11,611)	(1,177)	(4,418)	3,456
Other income (expense):
Interest expense	(17,017)	(14,502)	(49,166)	(44,912)
Gain on sale of real estate investments	1,328	264	29,590	14,095
Other income	9	18	69	211
Total other expense, net	(15,680)	(14,220)	(19,507)	(30,606)
Net loss	(27,291)	(15,397)	(23,925)	(27,150)
Net loss attributable to non-controlling interests	46	30	40	45
Net loss attributable to stockholders	(27,245)	(15,367)	(23,885)	(27,105)

Other comprehensive income:
Change in unrealized gain on derivatives	269	10	127	44
Comprehensive loss attributable to stockholders	$(26,976)	$(15,357)	$(23,758)	$(27,061)

Weighted-average shares outstanding - basic and diluted	105,905,281	104,545,591	105,379,306	97,852,337
Net loss per share attributable to stockholders - basic and diluted	$(0.26)	$(0.15)	$(0.23)	$(0.28)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	(1,122,245)	(11)	(20,226)	—	—	(20,237)	—	(20,237)
Vesting and conversion of Class B Units	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	30,691	—	736	—	—	736	(736)	—
Share-based compensation — restricted shares	127,402	1	180	—	—	181	—	181
Share-based compensation — multi-year outperformance agreement	—	—	—	—	—	—	2,150	2,150
Dividends declared	—	—	—	—	(97,052)	(97,052)	—	(97,052)
Distributions to non-controlling interest holders	—	—	—	—	(101)	(101)	(182)	(283)
Net loss	—	—	—	—	(23,885)	(23,885)	(40)	(23,925)
Other comprehensive income	—	—	—	127	—	127	—	127
Balance, September 30, 2018	106,250,846	$1,063	$2,412,940	$222	$(778,912)	$1,635,313	$5,738	$1,641,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,925)	$(27,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65,522	62,719
Amortization of in-place lease assets	41,084	50,149
Amortization (including accelerated write-off) of deferred costs	4,916	5,734
Amortization of mortgage premiums on borrowings	(2,693)	(3,117)
Discount accretion on commercial mortgage loan	—	(16)
Amortization of market lease intangibles, net	(9,444)	(3,085)
Share-based compensation — restricted shares	181	102
Share-based compensation — multi-year outperformance agreement	2,150	—
Vesting and conversion of Class B Units	15,786	—
Mark-to-market adjustments	(72)	(105)
Gain on sale of real estate investments	(29,590)	(14,095)
Impairment charges	10,057	14,183
Prepayment costs on mortgages	3,421	963
Changes in assets and liabilities:
Prepaid expenses and other assets	(11,104)	(7,912)
Accounts payable and accrued expenses	9,478	(5,297)
Deferred rent and other liabilities	(2,006)	(8,295)
Net cash, cash equivalents and restricted cash provided by operating activities	73,761	64,778
Cash flows from investing activities:
Capital expenditures	(7,783)	(4,344)
Investments in real estate and other assets	(192,630)	(107,108)
Deposits for real estate investments	(85)	(810)
Proceeds from sale of real estate investments	37,177	184,014
Cash paid in merger transaction	—	(94,502)
Cash acquired in merger transaction	—	26,163
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(163,321)	3,413
Cash flows from financing activities:
Proceeds from mortgage notes payable	29,887	23,950
Payments on mortgage notes payable	(46,586)	(3,364)
Payments on credit facility	(95,000)	(114,000)
Proceeds from credit facility	260,700	70,000
Payments of financing costs	(7,031)	(1,576)
Payments of prepayment costs on mortgages	(3,421)	(963)
Common stock repurchases	(20,237)	(29,061)
Distributions to related party	(101)	—
Dividends paid	(75,580)	(66,010)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	42,631	(121,024)
Net change in cash, cash equivalents and restricted cash	(46,929)	(52,833)
Cash, cash equivalents and restricted cash beginning of period	127,254	139,105
Cash, cash equivalents and restricted cash end of period	$80,325	$86,272

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$46,580	$41,534
Cash paid for income taxes	$925	$736

Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$—	$921,930
Credit facility assumed or used to acquire investments in real estate	$—	$304,000
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$127,651
Premiums on assumed mortgage notes payable	$—	$4,143
Mortgage notes payable released in connection with disposition of real estate	$(74,546)	$(89,978)
Common stock issued through distribution reinvestment plan	$23,248	$43,524
Accrued capital expenditures	$2,192	$1,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger (as defined in Note 2 - Merger Transaction), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of September 30, 2018, the Company owned 616 properties, comprised of 19.2 million rentable square feet, which were 94.2% leased, including 582 net leased commercial properties (527 of which are retail properties) and 34 retail properties which were acquired in the Merger.
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
On July 19, 2018 (the “Listing Date”), the Company listed shares of its common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). Related to the Listing, the Company incurred fees of $5.0 million for the three and nine months ended September 30, 2018 for financial advisory and other transaction related costs.
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. As of September 30, 2018, the Company had 106.3 million shares of common stock outstanding, comprised of 53.7 million shares of Class A common stock, 26.3 million shares of Class B-1 common stock, and 26.3 million shares of Class B-2 common stock. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. All shares of Class B-2 common stock will automatically convert into shares of Class A common stock to be listed on Nasdaq no later than January 15, 2019, 180 days following the Listing Date. For additional information see Note 9 — Common Stock.
In addition to the above events, the Listing resulted in other impacts to our financial statements which are discussed throughout these financial statements, including:

•
The vesting and conversion of Class B Units (as defined herein) held by the Advisor into Class A Units of the OP (previously designated as “OP Units” under the agreement of limited partnership of the OP in effect prior to the Listing) that were redeemed for shares of Class A common stock (these transactions are collectively referred to herein as “Vesting and conversion of Class B Units,” (see Note 9 — Common Stock and Note 11 — Related Party Transactions—“Asset Management Fees and Variable Management/Incentive Fees”).

•
The redemption of the additional Class A Units (formerly known as OP Units), previously held by affiliates of the Advisor, for shares of Class A common stock (see Note 9 — Common Stock and Note 11 — Related Party Transactions).

•	The Company entered into the Listing Note (as defined herein) with the Advisor (see Note 11 — Related Party Transactions—“Listing Arrangements”).

•
The advisory agreement with the Advisor was amended to lower the quarterly thresholds the Company must reach on a quarterly basis for the Advisor to receive a variable management fee (see Note 11 — Related Party Transactions—“Asset Management Fees and Variable Management/Incentive Fees”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

•
The issuance of an equity award to the Advisor under the 2018 OPP (as defined herein) (see Note 3 — Summary of Significant Accounting Policies, Note 14 — Net Loss Per Share and Note 13 — Share-Based Compensation).

•
The change in the rate at which the Company pays dividends on its common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share (see Note 9 — Common Stock).

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

(In thousands)	RCA
Total Consideration:
Fair value of the Cash Consideration, including redemption of fractional shares, as defined in the Merger Agreement	$94,504
Fair value of the Stock Consideration (1)	917,046
Fair value of the Partnership Merger Consideration	2
Fair value of the Class B Consideration	4,882
Fair value of the Total Merger Consideration	$1,016,434

Assets Acquired at Fair Value
Land	$282,063
Buildings, fixtures and improvements	1,079,944
Acquired intangible lease assets	178,634
Total real estate investments, at fair value	1,540,641
Cash and cash equivalents	21,922
Restricted cash	4,241
Prepaid expenses and other assets	18,959
Goodwill	1,605
Total assets acquired at fair value	1,587,368
Liabilities Assumed at Fair Value
Mortgage notes payable	127,651
Mortgage premiums	4,143
Credit facility	304,000
Market lease liabilities	104,840
Derivatives	203
Accounts payable and accrued expenses	21,291
Deferred rent and other liabilities	8,806
Total liabilities assumed at fair value	570,934
Net assets acquired	$1,016,434
_________________________________

(1)	Valued at $24.00 per share as of the date of the Merger.
As a result of the Merger, the Company acquired goodwill of $1.6 million, which is primarily attributable to expected synergies from combining operations of the Company and RCA.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The interim data includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2018, as amended on June 8, 2018. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2018.
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
Reclassifications
The presentation of prior year restricted cash on the Company’s consolidated statements of cash flows has been changed to conform to the current year presentation. The change in the current year presentation relates to the adoption of accounting standards update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which was adopted by the Company effective December 31, 2017. As a result, the Company adjusted its statements of cash flows for the nine months ended September 30, 2017, to include $7.9 million of restricted cash in the beginning cash balance and remove transfers of $0.7 million between cash and restricted cash from operations, $1.0 million between cash and restricted cash from investing activities and $0.2 million between cash and restricted cash from financing activities.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset.
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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and nine months ended September 30, 2018, approximately $0.2 million and $0.6 million, respectively, in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. As a result, the Company has treated its property acquisitions during the nine months ended September 30, 2018 as asset acquisitions, and has capitalized the related transaction costs of approximately $2.2 million.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. During the three months ended September 30, 2018 the Company did not retain any interest in properties in which it sold.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718 (“ASU 2018-07”). ASU 2018-07 specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018 and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2018-07 on July 1, 2018 as it relates to the award made to the Advisor pursuant to an award agreement entered into on the Listing Date, effective as of the Listing (the “2018 OPP”) (see Note 13 — Share-Based Compensation for additional details).
Pending Adoption as of September 30, 2018:
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
The Company is a lessee for some properties in which it has ground leases as of September 30, 2018. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company will adopt this new guidance upon its effective date on January 1, 2019 and will continue to evaluate the impact of this new guidance until it becomes effective.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The company is currently evaluating the impact of this new guidance.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Note 4 — Real Estate Investments
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Real estate investments, at cost (1):
Land	$54,132	$303,868
Buildings, fixtures and improvements	106,560	1,150,645
Total tangible assets	160,692	1,454,513
Acquired intangibles: (2)
In-place leases	32,451	170,748
Above-market lease assets	644	22,862
Below-market ground lease asset	—	1,233
Above-market ground lease liability	—	—
Below-market lease liabilities	(1,157)	(106,369)
Total intangible assets, net	31,938	88,474
Prior Credit Facility assumed in the Merger (3)	—	(304,000)
Mortgage notes payable assumed in the Merger	—	(127,651)
Premiums on mortgage notes payable assumed in the Merger	—	(4,143)
Other assets acquired and (liabilities assumed) in the Merger, net	—	16,427
Consideration paid for acquired real estate investments, net of liabilities assumed	$192,630	$1,123,620
Number of properties purchased	101	81
_____________________________________

(1)
Real estate investments, at cost and market lease liabilities acquired during the nine months ended September 30, 2017 were subsequently adjusted after receipt and review of final appraisals and/or other information.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the nine months ended September 30, 2018 were 17.8 years, 17.4 years and 20.1 years, respectively, as of each property’s respective acquisition date.

(3)
The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into the Credit Facility (see Note 6 - Credit Facility for definitions and additional information).

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	September 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$397,473	$133,039	$264,434	$421,369	$140,085	$281,284
Above-market lease assets	24,565	6,724	17,841	31,610	11,309	20,301
Below-market ground lease asset	1,233	52	1,181	1,233	28	1,205
Total acquired intangible lease assets	$423,271	$139,815	$283,456	$454,212	$151,422	$302,790
Intangible liabilities:
Above-market ground lease liability	$85	$5	$80	$85	$3	$82
Below-market lease liabilities	111,408	16,457	94,951	119,249	10,559	108,690
Total acquired intangible lease liabilities	$111,493	$16,462	$95,031	$119,334	$10,562	$108,772
The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
In-place leases	$13,499	$18,685	$41,084	$50,149
Total added to depreciation and amortization	$13,499	$18,685	$41,084	$50,149

Above-market leases	$(1,012)	$(1,607)	$(3,104)	$(4,387)
Below-market lease liabilities	6,791	3,134	12,584	7,491
Total added to rental income	$5,779	$1,527	$9,480	$3,104

Below-market ground lease asset	$8	$8	$24	$20
Above-market ground lease liability	—	—	(1)	(1)
Total added to property operating expenses	$8	$8	$23	$19
The following table provides the projected amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2018 (remainder)	2019	2020	2021	2022
In-place leases	$12,709	$42,614	$35,775	$30,907	$26,828
Total to be added to depreciation and amortization	$12,709	$42,614	$35,775	$30,907	$26,828

Above-market leases	$(992)	$(3,283)	$(2,462)	$(2,131)	$(1,751)
Below-market lease liabilities	2,140	8,010	7,298	6,587	6,177
Total to be added to rental income	$1,148	$4,727	$4,836	$4,456	$4,426

Below-market ground lease asset	$8	$32	$32	$32	$32
Above-market ground lease liability	(1)	(2)	(2)	(2)	(2)
Total to be added to property operating expenses	$7	$30	$30	$30	$30

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$58,395
2019	230,694
2020	219,492
2021	208,038
2022	196,988
Thereafter	1,218,654
$2,132,261
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	September 30,
Tenant	2018	2017
SunTrust Bank	*	11.5%
_____________________
* Tenant’s annualized rental income on a straight-line basis was not greater than or equal to 10.0% of the Company’s consolidated annualized rental income for all portfolio properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2018 and 2017.
The Company did not own properties in any state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2018 and 2017.
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
As of September 30, 2018 and December 31, 2017, there were two and four properties, respectively, classified as held for sale. During the nine months ended September 30, 2018, the Company sold all four of the properties that were held for sale as of December 31, 2017 and classified two additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented. The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(Dollar amounts in thousands)	September 30, 2018	December 31, 2017
Real estate investments held for sale, at cost:
Land	$10,975	$1,453
Buildings, fixtures and improvements	15,989	4,677
Acquired intangible lease assets	3,667	1,252
Total real estate assets held for sale, at cost	30,631	7,382
Less accumulated depreciation and amortization	(2,433)	(2,666)
Total real estate investments held for sale, net	28,198	4,716

Impairment charges related to properties reclassified as held for sale	—	(34)
Assets held for sale	$28,198	$4,682

Real Estate Sales
During the three months ended September 30, 2018, the Company closed on the sale of six properties, including four properties leased to SunTrust Banks, Inc. (“SunTrust”), for an aggregate contract price of $28.3 million, resulting in a gain of $1.3 million. During the nine months ended September 30, 2018, the Company closed on the sale of 25 properties, including 17 properties leased to SunTrust which had lease terms that expired between December 31, 2017 and March 31, 2018, for an aggregate contract price of $115.1 million, exclusive of closing costs. These sales resulted in aggregate gains of $29.6 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018. The Company recorded impairment charges of approximately $0.3 and $0.5 million for the three and nine months ended September 30, 2018, respectively, upon reclassification of properties to assets held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
During the three months ended September 30, 2017, the Company sold seven properties leased to SunTrust for an aggregate contract price of $6.0 million, resulting in aggregate gains on sale of $0.3 million. During the nine months ended September 30, 2017, the Company closed on the sale of 19 properties, including 13 properties operated by SunTrust, for a contract price of $277.9 million, exclusive of closing costs. These sales resulted in aggregate gains of $0.3 million and $14.1 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2017, respectively. The Company recorded impairment losses of $0.2 million and $4.5 million for the three and nine months ended September 30, 2017, respectively, upon reclassification of properties to assets held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
Impairment of Held for Use Real Estate Investments
As of September 30, 2018, the Company owned held for use properties, which included 21 held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period.
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
September 30, 2018
(Unaudited)

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
As a result of its consideration of impairment of its held for use properties, during the three and nine months ended September 30, 2018, the Company recognized impairment charges of $0.9 million and $9.6 million, respectively, on three (including two leased to SunTrust) and 11 (including eight leased to SunTrust) of the Company’s held for use properties, respectively, based on executed LOIs or PSAs received. The majority of the impairment charges related to two multi-tenant properties. During the three and nine months ended September 30, 2017, the Company recognized impairment charges of $7.4 million and $9.7 million, respectively on the held for use SunTrust properties based on LOIs entered into. These amounts are recorded in impairment charges in the Company’s consolidated statement of operations and comprehensive loss.
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2018 and December 31, 2017 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2018	December 31, 2017	September 30, 2018		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,178	$7,470	5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	24	18,631	21,243	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank III	93	73,852	79,729	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	24	20,298	22,756	5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	37,004	37,562	5.63%		Fixed		Jun. 2041	Jun. 2021
Mortgage Loan I	253	574,515	638,115	4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing (1)	—	—	11,000	—%		—		—	—
Tiffany Springs MarketCenter (1)	—	—	33,802	—%		—		—	—
Shops at Shelby Crossing	1	22,689	23,002	4.97%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	40,241	40,858	5.76%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed		Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan IV	39	29,887	—	5.16%		Fixed	(3)	Mar. 2025	Mar. 2025
Gross mortgage notes payable	498	1,216,645	1,307,887	4.65%	(2)
Deferred financing costs, net of accumulated amortization (4)		(12,543)	(15,182)
Mortgage premiums, net		8,035	10,728
Mortgage notes payable, net		$1,212,137	$1,303,433
_____________________________________

(1)	These mortgage notes payable were repaid during the second quarter of 2018.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(3)	Fixed as a result of the Company having entered into swap agreements, which are included in derivatives, at fair value on the unaudited consolidated balance sheet as of September 30, 2018.

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018 and December 31, 2017, the Company had pledged $2.4 billion and $2.5 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2018, $811.8 million in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility (see Note 6 — Credit Facility for definition).
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to September 30, 2018 and thereafter:

(In thousands)	Future Principal Payments
2018 (remainder)	$615
2019	2,533
2020	615,400
2021	1,398
2022	1,070
Thereafter	595,629
$1,216,645
The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2018, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Credit Facility
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties to an unsecured amended and restated credit agreement, dated December 2, 2014 by and among the RCA OP, to which the OP is successor by merger, BMO Harris Bank N.A., (“BMO Bank”) as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a $325.0 million revolving credit facility (the “Prior Credit Facility”). On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into a $415.0 million revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2018, and as discussed above, the Company increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of September 30, 2018, the Company had a total borrowing capacity under the Credit Facility of $358.8 million based on the value of the borrowing base under the Credit Facility. Of this amount, $260.7 million was outstanding under the Credit Facility as of September 30, 2018 and $98.1 million remained available for future borrowings.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of September 30, 2018 and December 31, 2017, the weighted-average interest rate under the Credit Facility and Prior Credit Facility was 4.04% and 2.48%, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The Credit Facility contains various customary operating covenants, including a restricted payments covenant, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of September 30, 2018, the Company was in compliance with the operating and financial covenants under the Credit Facility.
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
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Sale
The Company has impaired real estate investments held for sale, which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2018 and December 31, 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also has impaired real estate investments held for use (see Note 4 — Real Estate Investments for additional information on impairment charges recorded by the Company), which are carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2018 and December 31, 2017. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic regions as the impaired properties in order to generate an estimated sale price, which is an unobservable input.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2018
Impaired real estate investments held for use	—	8,351	—	8,351
Interest rate swaps - assets	—	222	—	222
Total	$—	$8,573	$—	$8,573

December 31, 2017
Impaired real estate investments held for sale	$—	$432	$—	$432
Impaired real estate investments held for use	—	20,434	10,330	30,764
Interest rate swaps - assets	—	23	—	23
Total	$—	$20,889	$10,330	$31,219
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 are reported in the following table:

		September 30, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,216,645	$1,215,912	$1,307,887	$1,332,240
Credit facilities	3	$260,700	$260,700	$95,000	$95,000
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(In thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivative assets, at fair value	$222	$23
Total		$222	$23
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Additionally, during the nine months ended September 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $81,863.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $52,984 will be reclassified from accumulated other comprehensive income as an increase to interest expense.
As of September 30, 2018 and December 31, 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	4	$29,887	1	$34,098
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$215	$1	$121	$9
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$(53)	$(9)	$(88)	$(35)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$82	$—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Non-Designated Hedges
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017. There was no gain or loss on non-designated hedging relationship during the three months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships, therefore no gain or loss was recorded in the three and nine months ended September 30, 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2018	$222	$—	$—	$222	$—	$—	222
December 31, 2017	$23	$—	$—	$23	$—	$—	23
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2018, the Company did not have any derivatives in a net liability position. As a result, there is no termination value associated with the settlement of the Company’s obligations under the agreement, and the Company has not posted any collateral related to the agreement.
Note 9 — Common Stock
As of September 30, 2018 and December 31, 2017, the Company had 106.3 million and 105.2 million shares of common stock outstanding, respectively, comprised of, as of September 30, 2018 and following a sequence of corporate actions during July 2018 as described in more detail below, 53.7 million shares of Class A common stock, 26.3 million shares of Class B-1 common stock, and 26.3 million shares of Class B-2 common stock.
In connection with the Listing, the Company’s board of directors changed the rate at which the Company pays dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Additionally, effective July 1, 2018, the Company transitioned to declaring dividends based on monthly, rather than daily, record dates and will generally pay dividends on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
In April 2013, the Company’s board of directors authorized a monthly dividends equivalent to $1.65 per annum, per share of common stock. Effective July 1, 2017, the Company’s board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock.
Dividend payments are dependent on the availability of funds. The Company’s board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividends payments are not assured.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

On March 19, 2018, the Company’s board of directors approved an estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) as of December 31, 2017, which was published on March 20, 2018.
Listing of the Company’s Common Stock
To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. All shares of Class B-2 common stock will automatically convert into shares of Class A common stock to be listed on Nasdaq no later than January 15, 2019, 180 days from the Listing Date. Each share of Class B-1 common stock and Class B-2 common stock is otherwise identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all classes of common stock are expected to receive the same dividends.
Corporate Actions
In order to effect the Listing described above, the Company took the following corporate actions on July 3, 2018:

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

•
The Company distributed to the holders of shares of Class A common stock a stock dividend equal to one-half share of Class B-1 common stock and one-half share of Class B-2 common stock for each share of Class A common stock outstanding.

As a result of the corporate actions described above, the number of outstanding shares in total, and on a weighted-average basis for earnings per share purposes, remained the same with the exception of any fractional shares that were repurchased or forfeited as a result of the reverse stock split.
The table below provides details of the Company’s outstanding shares of common stock as of June 30, 2018 and September 30, 2018:

	June 30, 2018	As of September 30, 2018
	Shares Outstanding	Class A Common Stock	Class B-1 Common Stock (6)	Class B-2 Common Stock	Shares Outstanding
Shares of common stock (1)	105,049,705	52,506,544	26,262,476.5	26,262,476.5	105,031,497
Vesting and conversion of Class B Units (2) (3)	—	1,052,420	—	—	1,052,420
Redemption of Class A Units (formerly known as OP Units) (3) (4)	—	30,691	—	—	30,691
Unvested restricted shares (5)	9,088	131,820	2,209	2,209	136,238
Total	105,058,793	53,721,475	26,264,685.5	26,264,685.5	106,250,846
(1) See “Corporate Actions” above for a description of the reverse stock split and classification of shares as Class A common stock, Class B-1 common stock and Class B-2 common stock. Fractional shares of Class A common stock totaling 18,460 were repurchased by the Company as a result of the reverse stock split. Amount at June 30, 2018 included 8,888 shares of common stock owned by the Special Limited Partner. During the third quarter of 2018, all 4,444 shares of Class A common stock owned by the Special Limited Partner were distributed to individual members of the entity and, as a result, the Special Limited Partner owned 2,222 shares of Class B-1 common stock and 2,222 shares of B-2 common stock as of September 30, 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(2) The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP (see Note 11 — Related Party Transactions and Arrangements for additional information).
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
(5) Fractional unvested restricted shares of common stock (“restricted shares”) held by the Company’s independent directors totaled approximately three, and these fractional shares were forfeited in connection with the reverse stock split effected prior to the Listing. Also, during the three months ended September 30, 2018, the Company issued 127,402 restricted shares in the aggregate to members of the Company’s board of directors (see Note 13 — Share-Based Compensation).
(6) In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. Fractional shares of Class B-1 common stock totaling approximately 19,922 were repurchased by the Company as a result of the automatic conversion.
Tender Offers
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share (the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that may try to exploit the illiquidity of the Company’s common stock and acquire it from stockholders at prices substantially below the current Estimated Per-Share NAV. In accordance with the terms of the February Offer, which expired on March 27, 2018, the Company accepted for purchase 483,133 shares for a total cost of approximately $6.9 million, excluding fees and expenses relating to the February Offer.
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
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock (the “Authorized Repurchase Program”) that the Company may implement from time to time, following the Listing, through open market repurchases or in privately negotiated transactions based on the Company’s board of directors and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. There have not been any purchases under the Authorized Repurchase Program.
Terminated Share Repurchase Program
In anticipation of the Listing, the Company’s board of directors terminated the Company’s previous share repurchase program (the “SRP”) in accordance with its terms, effective June 30, 2018. The Company’s board of directors had previously authorized the Company to repurchase shares pursuant to its SRP, which permitted investors to offer to sell their shares back to the Company after they held them for at least one year, subject to certain conditions and limitations. The Company repurchased shares on a semiannual basis, in its sole discretion, at each six-month period ending June 30 and December 31.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

On June 14, 2017, the Company announced that its board of directors had adopted an amendment and restatement of the SRP that superseded and replaced the existing SRP effective as of July 14, 2017. Under the amended and restated SRP, subject to certain conditions, only repurchase requests made following the death or qualifying disability of stockholders that purchased shares of the Company’s common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions were considered for repurchase. Other terms and provisions of the amended and restated SRP remained consistent with the SRP then in effect.
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
Under the SRP, repurchases at each semiannual period were limited to a maximum of 2.5% of the weighted-average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted-average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period were funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the Company’s distribution reinvestment program (the “DRIP”), as well as any funds reserved by the Company in the sole discretion of the Company’s board of directors. Repurchases were made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table summarizes the repurchases of shares under the SRP cumulatively through the SRP termination date of June 30, 2018:

	Number of Shares	Weighted - Average Price per Share
Cumulative repurchases under the SRP as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Three months ended June 30, 2018	—	—
Cumulative repurchases through the termination date	3,719,803	—
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that were not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.
(2) During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Distribution Reinvestment Plan
On June 29, 2018, the Company announced that its board of directors had suspended the DRIP effective June 30, 2018. As a result, all dividends paid for the month of June 2018 were paid in cash in July 2018. Prior to its suspension, the Company’s stockholders were able to elect to reinvest dividends by purchasing shares of common stock from the Company at the applicable Estimated Per-Share NAV. On the Listing Date, an amendment and restatement of the Company’s DRIP approved by the Company’s board of directors became effective (the “A&R DRIP”).
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the A&R DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock and Class B-2 common stock) reinvested in shares of Class A common stock. Shares issued pursuant to the A&R DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee.
No dealer manager fees or selling commissions are paid with respect to shares issued pursuant to the DRIP or the A&R DRIP. Shares issued pursuant to the DRIP or the A&R DRIP are recorded within stockholders’ equity in the consolidated balance sheets in the period dividends are declared. During the nine months ended September 30, 2018, 990,393 shares of common stock were issued pursuant to the DRIP or A&R DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2018 (remainder)	$364
2019	1,460
2020	1,243
2021	925
2022	941
Thereafter	12,516
$17,449
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and the RCA Advisor), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a).  It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. That motion is now pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. The Company believes the complaint is without merit and intends to defend vigorously.  The Company has not yet answered or moved to dismiss the complaint. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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
Note 11 — Related Party Transactions and Arrangements
As of September 30, 2018, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 2,222 shares Class B-1 common stock and 2,222 shares of Class B-2 common stock and together with its affiliates, no OP Units after the distribution of 4,444 shares of Class A common stock to the individual members of the Special Limited Partner and the redemption of all OP Units previously held by the Special Limited Partner and its affiliates (see Note 9 - Common Stock for additional information). As of December 31, 2017, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock and owned 90 units of limited partnership interests in the OP (“OP Units”).
On September 6, 2016, the agreement of limited partnership of the OP was amended and restated in connection with the effectiveness of the Merger (as so amended and restated, the “A&R OP Agreement”). On the Listing Date, the A&R OP Agreement was amended and restated in connection with the effectiveness of the Listing (as so amended and restated, the “Second A&R OP Agreement”). The amendments effected to the A&R OP Agreement pursuant to the Second A&R OP Agreement generally reflect provisions more consistent with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing, including designating the units of limited partnership previously designated as “OP Units” that correspond to each share of the Company’s common stock, with respect to dividends and otherwise, as “Class A Units” and setting forth the terms of a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) including the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on the Listing Date pursuant to the 2018 OPP. In addition, the Second A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. The Second A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the Second A&R OP Agreement.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 9 - Common Stock for additional information regarding these transactions.
Realty Capital Securities, LLC (the “Former Dealer Manager”) served as the dealer manager of the Company’s initial public offering. American National Stock Transfer, LLC (“ANST”), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation (“RCAP”), which became the parent company of the Former Dealer Manager in December 2012, and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Capital LLC, AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr.), and RCAP Holdings, LLC. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not a defendant in the suit, nor are there any allegations that the Advisor engaged in any wrongful conduct. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion to dismiss. On December 7, 2017, the creditor trust moved for limited reargument of the court’s partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. The Advisor has informed the Company that it believes that the suit is without merit and intends to defend against it vigorously.
Fees and Participations Incurred in Connection with the Operations of the Company
On April 29, 2015, the independent directors of the Company’s board of directors unanimously approved certain amendments to the Amended and Restated Advisory Agreement, as amended (the “First A&R Advisory Agreement”), by and among the Company, the OP and the Advisor (the “Second A&R Advisory Agreement”). The Second A&R Advisory Agreement, which superseded the First A&R Advisory Agreement, took effect on July 20, 2015, the date on which the Company filed certain changes to the Company’s charter, which were approved by the Company’s stockholders on June 23, 2015. The initial term of the Second A&R Advisory Agreement of 20 years began on April 29, 2015, and is automatically renewable for another 20-year term upon each 20-year anniversary unless terminated by the Company’s board of directors for cause.
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
September 30, 2018
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
Asset Management Fees and Variable Management/Incentive Fees
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Company’s board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units.” The Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions paid by the Company equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing; (ii) a transaction to which the Company or the OP was a party, as a result of which OP Units or the Company’s common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services was attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle above has been met. Unvested Class B Units were to be forfeited immediately if: (x) the advisory agreement was terminated for any reason other than a termination without cause; or (y) the advisory agreement was terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the Economic Hurdle has been met.
Prior to the Listing, in aggregate, the Company’s board of directors had approved the cumulative issuance of 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. Pursuant to the terms of the A&R OP Agreement, the Advisor was entitled to receive dividends on unvested Class B Units equal to the dividend amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As a result of the Listing and the prior determination by the Company’s board of directors that the Economic Hurdle, had been satisfied, the Class B Units vested in accordance with their terms as the Economic Hurdle had been satisfied and the Listing qualified as a liquidity event. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

common stock consistent with the redemption provisions contained in the Second A&R OP Agreement. As a result, the Company recorded a non-cash expense of approximately $15.8 million recorded in vesting and conversion of Class B Units in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.
Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the DRIP and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from an Specified Transaction after the Effective Time) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee. Prior to the Listing Date, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. On the Listing Date, the Company entered into an amendment to the Third A&R Advisory Agreement (the “Listing Amendment") which lowered the quarterly thresholds of Core Earnings per share the Company must reach in a particular quarter for the Advisor to receive a Variable Management Fee (as defined in the Third A&R Advisory Agreement) from $0.375 and $0.50 to $0.275 and $0.3125. The Listing Amendment also revised the definition of Adjusted Outstanding Shares (as defined in the Third A&R Advisory Agreement), which is used to calculate Core Earnings per share, to be based on the Company’s reported diluted weighted-average shares outstanding. The Company’s board of directors unanimously approved the Listing Amendment upon the unanimous recommendation of the Company’s nominating and corporate governance committee, which is comprised entirely of independent directors.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the three and nine months ended September 30, 2018 and 2017.
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
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for (1) the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

properties owned by RCA prior to the Merger, and (2) any existing anchored, retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement, (the “Multi-Tenant Properties”). In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s anchored, stabilized core retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, with the exception of the transition fees described below.
The Multi-Tenant Property Management Agreement entitles the Property Manager to a management fee equal to 4% of the gross rental receipts from the Multi-Tenant Properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15% administrative charge for common area expenses.
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
The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Property Management Agreement each had an initial term ending October 1, 2018, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause due to material breach of the agreement, fraud, criminal conduct or willful misconduct, insolvency or bankruptcy of the Property Manager. The current term of the Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement will therefore end on October 1, 2019.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the three and nine months ended September 30, 2018, the Company incurred $2.2 million and $6.2 million, respectively, of reimbursement expenses from the Advisor for providing administrative services exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln. During the three and nine months ended September 30, 2017, the Company incurred $1.9 million and $5.4 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the three and nine months ended September 30, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2018	2017	2018	2017	September 30, 2018		December 31, 2017
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$77	$49	$248	$100	$77		$9
Vesting and conversion of Class B Units	15,786	—	15,786	—	—		—
Ongoing fees:
Asset management fees to related party	5,849	5,250	17,295	15,250	92		408
Property management and leasing fees (2)	1,966	1,965	6,571	4,788	459		1,114
Professional fees and other reimbursements (3)	2,347	2,136	6,746	5,963	949	(4)	1,522	(4)
Distributions on Class B Units (3)	58	345	736	1,206	—		116
Total related party operating fees and reimbursements	$26,083	$9,745	$47,382	$27,307	$1,577		$3,169
_________________________________
(1) Amounts for the three and nine months ended September 30, 2018 and 2017 included in acquisition and transaction related expenses in the unaudited consolidated statements of operations and comprehensive loss.
(2) Amounts for the three and nine months ended September 30, 2018 and 2017 are included in property operating expenses in the unaudited consolidated statements of operations and comprehensive loss.
(3) Amounts for the three and nine months ended September 30, 2018 and 2017 are included in general and administrative expense in the unaudited consolidated statements of operations and comprehensive loss.
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

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Company’s Credit Facility, BMO Bank. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock will not be determinable until the end of the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance and at September 30, 2018 was not material and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP which, together with the Second A&R OP Agreement, superseded in all respects the general terms of the multi-year outperformance agreement and the amendment and restatement of the limited partnership agreement of the OP previously approved by the Company’s board of directors in April 2015 to be effective upon a listing of the Company’s common stock. On August 30, 2018, the Master LTIP Units automatically converted into 4,496,796 LTIP Units in accordance with its terms. For additional information on the 2018 OPP, see Note 13 — Share-Based Compensation.
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
Note 13 — Share-Based Compensation
Equity Plans
Restricted Share Plan
Prior to the Listing, the Company’s board of directors had adopted an employee and director restricted share plan (the “RSP”), pursuant to which the Company could issue restricted shares and restricted stock units in respect of shares of common stock (“RSUs”) under specific award agreements to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
2018 Equity Plan
Effective at the Listing, the Company’s board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Participation in the Individual Plan is open to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. By contrast, participation in the Advisor Plan is only open to the Advisor.
The 2018 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares and restricted stock units, the 2018 Equity Plan has been expanded to permit awards of options, stock appreciation rights, stock awards, LTIP Units and other equity awards in addition to restricted shares and restricted stock units. The 2018 Equity Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

RSUs and Restricted Shares
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015 under the RSP, the awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient’s employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015 under the RSP and restricted share awards granted under the Individual Plan, the awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination therefor. All unvested restricted shares also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
During the nine months ended September 30, 2018, the Company did not grant any RSU awards, and no unvested RSU awards were outstanding during the nine months ended September 30, 2018. The following table reflects restricted share award activity for the nine months ended September 30, 2018:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2017	15,708	$23.67
Granted	127,402	16.01
Vested	(6,869)	23.58
Forfeited	(3)	—
Unvested, September 30, 2018	136,238	16.51
As of September 30, 2018, the Company had $2.1 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $90,000 and $180,000 for the three and nine months ended September 30, 2018, respectively. Compensation expense related to restricted shares was approximately $53,000 and $102,000 for the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units (the “Award LTIP Units”) equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with the early adoption of ASU 2018-07 (see Note 3 — Summary of Significant Accounting Policies), the total fair value of the Award LTIP Units of $32.0 million was calculated and fixed as of the grant date, and will be recorded over the requisite service period of three years. As a result, during the three and nine months ended September 30, 2018, the Company recorded share-based compensation expense related to the Award LTIP Units of $2.2 million, which is recorded in share-based compensation — multi-year outperformance agreement in the unaudited consolidated statements

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

of operations and comprehensive loss. As of September 30, 2018, the Company had $29.8 million of unrecognized compensation expense related the Award LTIP Units which is expected to be recognized over a period of 2.8 years.
The Award LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor during a performance period (the “Performance Period”) commencing on the Listing Date and ending on the earliest of (i) the third anniversary of the Listing Date, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
Half of the Award LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of Award LTIPs Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR Award LTIPs earned is determined using linear interpolation as between those tiers, respectively.
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group as of the Valuation Date as follows:

Performance Level	Relative TSR Excess			Percentage of Relative TSR Award LTIPs Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%
If the relative TSR excess is more than -600 bps but less than 0 bps, or more than 0 bps but less than +600 bps, the percentage of the Relative TSR Award LTIPs earned is determined using linear interpolation as between those tiers, respectively.
Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. For the three and nine months ended September 30, 2018, the Company recorded distributions related to the LTIP Units (representing the Master LTIP Unit and the Award LTIP Units) of $0.1 million, which is recorded in the unaudited consolidated statement of changes in equity. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
If the Valuation Date is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will also be performed based on actual performance as of (and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The award of LTIP Units under the 2018 OPP is administered by the Compensation Committee, provided that any of the Compensation Committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the Compensation Committee is responsible for determining the number of Absolute TSR Award LTIPs and Relative TSR Award LTIPs earned, as calculated by an independent consultant engaged by the Compensation Committee and as approved by the Compensation Committee in its reasonable and good faith discretion. The Compensation Committee also must approve the transfer of any Absolute TSR Award LTIPs and Relative TSR Award LTIPs (or Class A Units into which they may be converted in accordance with the terms of the A&R LPA).
LTIP Units earned as of the Valuation Date will also become vested as of the Valuation Date. Any LTIP Units that are not earned and vested after the Compensation Committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the Valuation Date.
Director Compensation
Effective on the Listing Date, the Company’s board of directors approved a new director compensation program, which replaced the Company’s existing director compensation program and superseded in all respects the director compensation previously approved by the Company’s board of directors in April 2015. Under the new director compensation program, each of the Company’s directors received a one-time retention grant on September 5, 2018 of 21,234 restricted shares, representing the number of restricted shares equal to the quotient of $340,000 divided by the Initial Share Price, vesting annually over a three-year period commencing on the Listing Date in equal installments. In addition, under the new director compensation program, on a regular basis, each independent director will receive an annual cash retainer of $60,000 and, in connection with each of the Company’s annual meetings of stockholders, a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting. Also, members of the Company’s board of directors will no longer be receiving fees for attending meetings or taking actions by written consent. Because the independent directors did not receive an annual grant of restricted shares in connection with the Company’s 2018 annual meeting of stockholders pursuant to the Company’s existing director compensation program, on September 5, 2018 the independent directors received a grant of 5,308 restricted shares pursuant to the new director compensation program, representing the number of restricted shares equal to the quotient of $85,000 divided by the Initial Share price, vesting on the first anniversary of the Listing Date.
The lead independent director receives an additional annual cash retainer of $100,000, the chair of the audit committee of the Company’s board of directors (the “Audit Committee”) receives an additional annual cash retainer of $30,000, each other member of the Audit Committee receives an additional annual cash retainer of $15,000, the chair of each of the Compensation Committee and the NCG Committee receives an additional annual cash retainer of $15,000, and each other member of each of the Compensation Committee and the NCG Committee will receive an additional annual cash retainer of $10,000.
The Company continues to reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors and its committees and pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company.
Other Share-Based Compensation
The Company may issue Class A common stock in lieu of paying cash for the fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 14 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Net loss attributable to stockholders - basic and diluted	$(27,245)	$(15,367)	$(23,885)	$(27,105)

Weighted-average shares outstanding - basic and diluted	105,905,281	104,545,591	105,379,306	97,852,337

Net loss per share attributable to stockholders - basic and diluted	$(0.26)	$(0.15)	$(0.23)	$(0.28)
Diluted net loss per share assumes the vesting or conversion of restricted shares and OP Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 11 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, OP Units, Class B Units and Award LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted shares (1)	44,933	14,404	24,744	12,030
OP Units (2)	179,259	203,612	195,405	169,319
Class B Units (3)	205,908	1,052,420	767,149	1,052,420
Award LTIP Units (4)	1,515,225	—	510,625	—
Total	1,945,325	1,270,436	1,497,923	1,233,769
_____________________________________

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 136,238 and 15,710 unvested restricted shares outstanding as of September 30, 2018 and September 30, 2017, respectively.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 and 203,612 OP Units outstanding as of September 30, 2018 and September 30, 2017, respectively.

(3)
Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of September 30, 2018 and 1,052,420 Class B Units outstanding as of September 30, 2017.

(4)	Weighted-average number of Award LTIP Units outstanding for the periods presented. There were 4,496,796 Award LTIP Units outstanding as of September 30, 2018.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
Subsequent to September 30, 2018, the Company acquired eleven properties with an aggregate base purchase price of $15.8 million, excluding acquisition related costs.
Dispositions

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Subsequent to September 30, 2018, the Company sold two properties with an aggregate contract sale price of approximately $28.3 million.
Litigation Matter
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. The Company believes the complaint is without merit and intends to defend vigorously.  The Company has not yet answered or moved to dismiss the complaint. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.

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

•	The trading price of our Class A common stock may fluctuate significantly and no public market currently exists for shares of our other class of outstanding stock, our Class B-2 common stock.

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

•	Our rental revenue is dependent upon the success and economic viability of our tenants.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay our stockholders, and, as such, we may be forced to fund distributions from other sources, including borrowings, which may not be available on favorable terms, or at all.

•	We may be unable to pay or maintain cash dividends at the current rate or increase dividends over time.

•	We are obligated to pay fees, which may be substantial, to the Advisor and its affiliates.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and our cash available for dividends.

•
We may be deemed by regulators to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act.

Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties which are net leased primarily to investment grade and other creditworthy tenants and, as a result of the Merger (as defined below), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. Prior to the Merger, we acquired a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. We intend to focus our future acquisitions primarily on net leased retail properties. As of September 30, 2018, we owned 616 properties, comprised of 19.2 million rentable square feet, which were 94.2% leased, including 582 net leased commercial properties (527 of which are retail properties) and 34 retail properties which were acquired in the Merger.
Incorporated on January 22, 2013, we are a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On July 19, 2018 (the “Listing Date”), we listed shares of our Class A common stock, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. As of September 30, 2018, we had 106.3 million shares of common stock outstanding, comprised of 53.7 million shares of Class A common stock, 26.3 million shares of Class B-1 common stock, and 26.3 million shares of Class B-2 common stock. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. All shares of Class B-2 common stock will automatically convert into shares of Class A common stock to be listed on Nasdaq no later than January 15, 2019, 180 days following the Listing Date. For additional information on the Listing see Note 9 — Common Stock to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, we completed (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into a wholly owned subsidiary of the Company and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (together, the “Merger”). RCA was sponsored and advised by affiliates of the Advisor. We issued 38.2 million shares of our common stock and paid $94.5 million in cash as consideration to complete the Merger. For additional information on the Merger, see Note 2 — Merger Transaction to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Properties
The following table represents certain additional information about the properties we own at September 30, 2018:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18,126	9.6	100.0%
Walgreens I	Jul. 2013	1	10,500	19.0	100.0%
Dollar General II	Jul. 2013	2	18,052	9.7	100.0%
AutoZone I	Jul. 2013	1	7,370	8.8	100.0%
Dollar General III	Jul. 2013	5	45,989	9.6	100.0%
BSFS I	Jul. 2013	1	8,934	5.3	100.0%
Dollar General IV	Jul. 2013	2	18,126	7.4	100.0%
Tractor Supply I	Aug. 2013	1	19,097	9.2	100.0%
Dollar General V	Aug. 2013	1	12,480	9.3	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	23,612	6.9	100.0%
Family Dollar I	Aug. 2013	1	8,050	2.8	100.0%
Lowe's I	Aug. 2013	5	671,313	10.8	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	10,692	11.8	100.0%
Food Lion I	Aug. 2013	1	44,549	11.1	100.0%
Family Dollar II	Aug. 2013	1	8,028	4.8	100.0%
Walgreens II	Aug. 2013	1	14,490	14.5	100.0%
Dollar General VI	Aug. 2013	1	9,014	7.4	100.0%
Dollar General VII	Aug. 2013	1	9,100	9.5	100.0%
Family Dollar III	Aug. 2013	1	8,000	4.0	100.0%
Chili's I	Aug. 2013	2	12,700	7.2	100.0%
CVS I	Aug. 2013	1	10,055	7.3	100.0%
Joe's Crab Shack I	Aug. 2013	1	7,646	8.5	100.0%
Dollar General VIII	Sep. 2013	1	9,100	9.8	100.0%
Tire Kingdom I	Sep. 2013	1	6,635	6.5	100.0%
AutoZone II	Sep. 2013	1	7,370	4.7	100.0%
Family Dollar IV	Sep. 2013	1	8,320	4.8	100.0%
Fresenius I	Sep. 2013	1	5,800	6.8	100.0%
Dollar General IX	Sep. 2013	1	9,014	6.6	100.0%
Advance Auto I	Sep. 2013	1	10,500	4.8	100.0%
Walgreens III	Sep. 2013	1	15,120	7.5	100.0%
Walgreens IV	Sep. 2013	1	13,500	6.0	100.0%
CVS II	Sep. 2013	1	13,905	18.4	100.0%
Arby's I	Sep. 2013	1	3,000	9.8	100.0%
Dollar General X	Sep. 2013	1	9,100	9.5	100.0%
AmeriCold I	Sep. 2013	9	1,407,166	9.0	100.0%
Home Depot I	Sep. 2013	2	1,315,200	8.3	100.0%
New Breed Logistics I	Sep. 2013	1	390,486	3.1	100.0%
American Express Travel Related Services I	Sep. 2013	1	395,787	1.5	100.0%
SunTrust Bank I	Sep. 2013	25	124,297	9.6	82.2%
National Tire & Battery I	Sep. 2013	1	10,795	5.2	100.0%
Circle K I	Sep. 2013	19	54,521	10.1	100.0%
Walgreens V	Sep. 2013	1	14,490	8.9	100.0%
Walgreens VI	Sep. 2013	1	14,560	10.6	100.0%
FedEx Ground I	Sep. 2013	1	21,662	4.7	100.0%
Walgreens VII	Sep. 2013	8	113,415	10.7	100.0%
O'Charley's I	Sep. 2013	20	135,973	13.1	100.0%
Krystal I	Sep. 2013	6	12,730	11.0	100.0%
1st Constitution Bancorp I	Sep. 2013	1	4,500	5.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
American Tire Distributors I	Sep. 2013	1	125,060	5.3	100.0%
Tractor Supply II	Oct. 2013	1	23,500	5.0	100.0%
United Healthcare I	Oct. 2013	1	400,000	2.8	100.0%
National Tire & Battery II	Oct. 2013	1	7,368	13.7	100.0%
Tractor Supply III	Oct. 2013	1	19,097	9.6	100.0%
Mattress Firm II	Oct. 2013	1	4,304	4.9	100.0%
Dollar General XI	Oct. 2013	1	9,026	8.6	100.0%
Academy Sports I	Oct. 2013	1	71,640	9.8	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22,262	4.5	100.0%
Amazon I	Oct. 2013	1	79,105	4.8	100.0%
Fresenius II	Oct. 2013	2	16,047	8.9	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18,126	10.2	100.0%
Dollar General XIII	Nov. 2013	1	9,169	7.5	100.0%
Advance Auto II	Nov. 2013	2	13,887	4.6	100.0%
FedEx Ground II	Nov. 2013	1	48,897	4.8	100.0%
Burger King I	Nov. 2013	41	168,192	15.2	100.0%
Dollar General XIV	Nov. 2013	3	27,078	9.7	100.0%
Dollar General XV	Nov. 2013	1	9,026	10.1	100.0%
FedEx Ground III	Nov. 2013	1	24,310	4.9	100.0%
Dollar General XVI	Nov. 2013	1	9,014	7.2	100.0%
Family Dollar V	Nov. 2013	1	8,400	4.5	100.0%
CVS III	Dec. 2013	1	10,880	5.3	100.0%
Mattress Firm III	Dec. 2013	1	5,057	4.8	100.0%
Arby's II	Dec. 2013	1	3,494	9.6	100.0%
Family Dollar VI	Dec. 2013	2	17,484	5.3	100.0%
SAAB Sensis I	Dec. 2013	1	90,822	6.5	100.0%
Citizens Bank I	Dec. 2013	9	34,777	5.3	100.0%
SunTrust Bank II	Jan. 2014	24	125,172	10.2	100.0%
Mattress Firm IV	Jan. 2014	1	5,040	5.9	100.0%
FedEx Ground IV	Jan. 2014	1	59,167	4.8	100.0%
Mattress Firm V	Jan. 2014	1	5,548	5.1	100.0%
Family Dollar VII	Feb. 2014	1	8,320	5.8	100.0%
Aaron's I	Feb. 2014	1	7,964	4.9	100.0%
AutoZone III	Feb. 2014	1	6,786	4.5	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671,233	4.5	100.0%
Advance Auto III	Feb. 2014	1	6,124	5.9	100.0%
Family Dollar VIII	Mar. 2014	3	24,960	4.8	100.0%
Dollar General XVII	Mar. & May 2014	3	27,078	9.5	100.0%
SunTrust Bank III	Mar. 2014	93	523,116	11.1	88.6%
SunTrust Bank IV	Mar. 2014	24	128,874	10.9	91.4%
Dollar General XVIII	Mar. 2014	1	9,026	9.5	100.0%
Sanofi US I	Mar. 2014	1	736,572	14.3	100.0%
Family Dollar IX	Apr. 2014	1	8,320	5.5	100.0%
Stop & Shop I	May 2014	7	491,612	8.3	100.0%
Bi-Lo I	May 2014	1	55,718	7.3	100.0%
Dollar General XIX	May 2014	1	12,480	9.9	100.0%
Dollar General XX	May 2014	5	48,584	8.6	100.0%
Dollar General XXI	May 2014	1	9,238	9.9	100.0%
Dollar General XXII	May 2014	1	10,566	8.6	100.0%
FedEx Ground V	Feb. 2016	1	45,755	6.8	100.0%
FedEx Ground VI	Feb. 2016	1	120,731	6.9	100.0%
FedEx Ground VII	Feb. 2016	1	42,299	7.0	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VIII	Feb. 2016	1	78,673	7.1	100.0%
Liberty Crossing	Feb. 2017	1	105,779	3.5	89.6%
San Pedro Crossing	Feb. 2017	1	201,965	3.6	66.6%
Tiffany Springs MarketCenter	Feb. 2017	1	264,952	6.2	88.4%
The Streets of West Chester	Feb. 2017	1	236,842	10.3	94.0%
Prairie Towne Center	Feb. 2017	1	289,277	6.0	95.3%
Southway Shopping Center	Feb. 2017	1	181,809	4.6	88.7%
Stirling Slidell Centre	Feb. 2017	1	134,276	3.7	60.8%
Northwoods Marketplace	Feb. 2017	1	236,078	3.3	96.5%
Centennial Plaza	Feb. 2017	1	233,797	4.6	77.8%
Northlake Commons	Feb. 2017	1	109,112	3.2	87.9%
Shops at Shelby Crossing	Feb. 2017	1	236,107	4.1	97.6%
Shoppes of West Melbourne	Feb. 2017	1	144,484	3.7	98.3%
The Centrum	Feb. 2017	1	270,747	5.0	52.5%
Shoppes at Wyomissing	Feb. 2017	1	103,064	3.2	88.5%
Southroads Shopping Center	Feb. 2017	1	437,515	4.8	71.2%
Parkside Shopping Center	Feb. 2017	1	181,620	4.5	90.5%
Colonial Landing	Feb. 2017	1	263,559	4.4	70.0%
The Shops at West End	Feb. 2017	1	381,831	7.5	76.1%
Township Marketplace	Feb. 2017	1	298,630	3.3	93.9%
Cross Pointe Centre	Feb. 2017	1	226,089	10.2	100.0%
Towne Centre Plaza	Feb. 2017	1	94,096	4.3	100.0%
Harlingen Corners	Feb. 2017	1	228,208	4.3	96.7%
Village at Quail Springs	Feb. 2017	1	100,404	7.1	100.0%
Pine Ridge Plaza	Feb. 2017	1	239,492	3.9	97.4%
Bison Hollow	Feb. 2017	1	134,798	5.2	100.0%
Jefferson Commons	Feb. 2017	1	205,918	7.5	98.0%
Northpark Center	Feb. 2017	1	318,327	3.8	67.0%
Anderson Station	Feb. 2017	1	244,170	3.4	97.9%
Patton Creek	Feb. 2017	1	491,294	3.7	86.7%
North Lakeland Plaza	Feb. 2017	1	171,397	2.0	94.9%
Riverbend Marketplace	Feb. 2017	1	142,617	5.3	90.5%
Montecito Crossing	Feb. 2017	1	179,721	3.7	97.4%
Best on the Boulevard	Feb. 2017	1	204,568	4.0	100.0%
Shops at RiverGate South	Feb. 2017	1	140,703	6.5	97.8%
Dollar General XXIII	Mar. & May 2017	8	72,480	10.9	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18,018	6.3	100.0%
Bob Evans I	Apr. 2017	23	116,899	18.6	100.0%
FedEx Ground IX	May 2017	1	53,739	7.7	100.0%
Chili's II	May 2017	1	6,039	9.1	100.0%
Sonic Drive In I	June 2017	2	2,745	13.8	100.0%
Bridgestone HOSEPower I	June 2017	2	41,131	10.9	100.0%
Bridgestone HOSEPower II	July 2017	1	25,125	11.1	100.0%
FedEx Ground X	July 2017	1	141,803	8.8	100.0%
Chili's III	Aug. 2017	1	5,742	9.1	100.0%
FedEx Ground XI	Sep. 2017	1	29,246	8.8	100.0%
Hardee's I	Sep. 2017	4	13,455	19.0	100.0%
Tractor Supply IV	Oct. 2017	2	51,030	8.1	100.0%
Circle K II	Nov. 2017	6	20,068	18.8	100.0%
Sonic Drive In II	Nov. 2017	20	30,328	19.2	100.0%
Bridgestone HOSEPower III	Dec. 2017	1	20,859	11.8	100.0%
Sonny's BBQ I	Jan. 2018	3	18,548	15.4	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
Mountain Express I	Jan. 2018	9	29,821	19.3	100.0%
Kum & Go I	Feb. 2018	1	5,105	9.7	100.0%
DaVita I	Feb. 2018	2	13,319	7.4	100.0%
White Oak I	Mar. 2018	9	21,931	19.5	100.0%
Mountain Express II	June 2018	15	58,753	19.6	100.0%
Dialysis I	July 2018	7	64,504	9.7	100.0%
Children of America I	Aug. 2018	2	32,568	14.9	100.0%
Burger King II	Aug. 2018	1	3,205	14.9	100.0%
White Oak II	Aug. 2018	9	17,594	19.1	100.0%
Bob Evans II	Aug. 2018	22	111,560	18.6	100.0%
Mountain Express III	Sep. 2018	14	47,002	19.9	100.0%
Taco John's	Sep. 2018	7	15,006	15.1	100.0%
		616	19,188,716	8.6	94.2%
_____________________

(1)	Remaining lease term in years as of September 30, 2018. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes 21 properties leased to SunTrust Banks, Inc. (“SunTrust”) which were unoccupied as of September 30, 2018. There were 18 properties which had leases expiring on December 31, 2017 and three properties which had leases expiring on March 31, 2018, comprising 0.1 million rentable square feet. As of September 30, 2018, these properties were either being marketed for sale, subject to a non-binding letter of intent (“LOI”) or subject to a definitive purchase and sale agreement (“PSA”). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 4 — Real Estate Investments to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
There were 478 properties that we owned for the entirety of both the three months ended September 30, 2018 and 2017 (our “Three Month Same Store”), comprised of 18.4 million rentable square feet that were 94.1% leased as of September 30, 2018. From July 1, 2017 through September 30, 2018, we acquired 138 properties (our “Acquisitions Since July 1, 2017’’), comprised of 0.8 million rentable square feet that were 100.0% leased as of September 30, 2018. From July 1, 2017 through September 30, 2018, we sold 38 properties (our “Disposals Since July 1, 2017’’), comprised of 0.8 million rentable square feet.
The following table summarizes our leasing activity during the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	7	94,667	$—	$1,006	$352	$3.72
Lease renewals/amendments (2)	19	153,952	2,461	2,443	125	$0.81
Lease terminations (3)	2	103,340	407	—	—	$—
_____________________________________

(1)	Straight-line rental income.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the three months ended September 30, 2018.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.

Net loss attributable to stockholders increased $11.8 million to $27.2 million for the three months ended September 30, 2018 from $15.4 million for the three months ended September 30, 2017. The change in net loss attributable to stockholders is discussed in detail for each line item of the undaudited consolidated statements of operations and comprehensive loss in the sections that follow.

Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Total		Increase (Decrease)
	2018	2017		$2018	2017		$2018	2017		$2018	2017	$
Rental income	$62,156	$58,917	$3,239	$3,723	$285	$3,438	$528	$3,085	$(2,557)	$66,407	$62,287	$4,120
Operating expense reimbursements	8,460	6,665	1,795	4	—	4	17	517	(500)	8,481	7,182	1,299
Less: Property operating	13,175	10,350	2,825	47	2	45	275	408	(133)	13,497	10,760	2,737
NOI	$57,441	$55,232	$2,209	$3,680	$283	$3,397	$270	$3,194	$(2,924)	$61,391	$58,709	$2,682
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
Rental income increased $4.1 million to $66.4 million for the three months ended September 30, 2018, compared to $62.3 million for the three months ended September 30, 2017. The rental income increase was due to an increase of $3.2 million in our Three Month Same Store properties primarily due to accelerated amortization of a below market liability related to a terminated lease and by an increase of $3.4 million from new rental income from our Acquisitions Since July 1, 2017. These increases were partially offset by a loss of rental income of $2.6 million from our Disposals Since July 1, 2017.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expense are generally linked. Operating expense reimbursement revenue increased $1.3 million to $8.5 million for the three months ended September 30, 2018 compared to $7.2 million for the three months ended September 30, 2017. This increase was primarily driven by an increase in our Three Month Same Store operating expense reimbursements of $1.8 million, partially offset by a decrease of $0.5 million from our Disposals Since July 1, 2017.
Property operating expenses increased $2.7 million to $13.5 million for the three months ended September 30, 2018 compared to $10.8 million for the three months ended September 30, 2017. This increase was primarily driven by increases in our Three Month Same Store property operating expense due to a favorable real estate tax reassessment in the three months ended September 30, 2017.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.5 million to $5.8 million for the three months ended September 30, 2018, compared to $5.3 million for the three months ended September 30, 2017. We pay these fees to the Advisor for managing our day-to-day operations. Following the effective time of the Merger, the fixed portion of the base management fee is (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the three months ended September 30, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recognized $1.2 million of impairment charges during the three months ended September 30, 2018, the majority of which related to three single-tenant properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an LOI or PSA (see Note 4 — Real Estate Investments for additional information).
We recognized $7.6 million of impairment charges during the three months ended September 30, 2017, $7.4 million of which related to certain SunTrust properties classified as held for use as of September 30, 2017, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA. The remaining $0.2 million of impairment charges related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. See Note 4 — Real Estate Investments for additional information.

Acquisition and Transaction Related Expense
Acquisition and transaction related expense remained constant at approximately $1.2 million for the three months ended September 30, 2018 and 2017. Effective January 1, 2018, acquisition costs related to our asset acquisitions are capitalized rather than expensed (see Note 3 — Summary of Significant Accounting Policies—“Recently Issued Accounting Pronouncements” for more information). Acquisition and transaction related expenses for the three months ended September 30, 2018 were primarily related to prepayment charges on mortgages related to our disposition of six properties. Acquisition and transaction related expenses for the three months ended September 30, 2017 were primarily due to costs incurred in connection with our acquisition of eight properties.
Listing Fees
During the three months ended September 30, 2018, we paid $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to BMO Capital Markets Corp., our financial advisor for the Listing.
Vesting and Conversion of Class B Units
During the three months ended September 30, 2018, we recorded a non-cash expense of $15.8 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units, which were previously issued to the Advisor, were satisfied upon completion of the Listing. The Class B Units were then converted into an equal number of Class A Units and redeemed for an equal number of newly issued shares of Class A common stock. For additional details on the Class B Units, see Note 11 — Related Party Transactions and Arrangements .
Share-Based Compensation — Multi-Year Outperformance Agreement
During the three months ended September 30, 2018, we recorded non-cash share based compensation expense of $2.2 million resulting from the award of LTIP Units made to the Advisor, effective as of the Listing (the “2018 OPP”). For additional details on the 2018 OPP, see Note 13 — Share-Based Compensation.
General and Administrative Expense
General and administrative expense increased $1.5 million to $6.5 million for the three months ended September 30, 2018, compared to $5.0 million for the three months ended September 30, 2017. The increase was due to higher legal and professional fees, transfer agent fees and general and administrative expense reimbursements to our Advisor, which increased $0.2 million to $2.3 million for three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017. These increases were partially offset by lower expenses related to distributions on Class B Units, which vested in connection with the Listing, and were ultimately redeemed for common stock, and the related state and local taxes and expense.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.8 million to $35.3 million for the three months ended September 30, 2018, compared to $41.1 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease of $4.7 million related to our Three Month Same Store properties and a decrease of $2.2 million from our Disposals Since July 1, 2017. Additionally, depreciation and amortization expense increased $1.1 million on Acquisitions Since July 1, 2017. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $2.5 million to $17.0 million for the three months ended September 30, 2018, compared to $14.5 million for the three months ended September 30, 2017. This increase is primarily related to higher average mortgage notes payable in the third quarter of 2018 and higher weighted-average interest rate on our revolving unsecured corporate credit facility (the “Credit Facility”) when compared to our prior revolving unsecured corporate credit facility (the “Prior Credit Facility”), which was repaid with the proceeds from the Credit Facility in May 2018. As of September 30, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.65% and 4.69%, respectively and the weighted-average interest rate on our Credit Facility and our Prior Credit Facility was 4.04% and 2.65%, respectively.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2018, we sold six properties which resulted in gains on sale. These properties sold for an aggregate contract price of $28.3 million, resulting in aggregate gains on sale of $1.3 million. During the three months ended September 30, 2017, we sold seven properties leased to SunTrust, three of which resulted in gains on sale. These three properties sold for an aggregate contract price of $1.8 million, resulting in aggregate gains on sale of $0.3 million.

Comparison of the Nine Months Ended September 30, 2018 and 2017
There were 406 properties that we owned for the entirety of both the nine months ended September 30, 2018 and 2017 (our “Nine Month Same Store”), comprised of 10.7 million rentable square feet that were 99.1% leased as of September 30, 2018. On February 16, 2017, we acquired 35 retail properties in the Merger (the “Merger Acquisitions”), comprised of 7.5 million rentable square feet that were 86.7% leased as of September 30, 2018. Additionally, during 2017 and the first three quarters of 2018, we acquired 176 properties (our “Acquisitions Since January 1, 2017”), comprised of 1.1 million rentable square feet that were 100% leased as of September 30, 2018. During 2017 and the first three quarters of 2018, we sold 50 properties (our “Disposals Since January 1, 2017”), comprised of 2.7 million rentable square feet.
The following table summarizes our leasing activity during the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	22	325,649	$—	$3,462	$1,766	$5.42
Lease renewals/amendments (2)	59	596,948	8,026	7,992	525	$0.88
Lease terminations (3)	9	147,346	1,443	—	—	$—
_____________________________________

(1)	Straight-line rental income

(2)
New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the nine months ended September 30, 2018.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net loss attributable to stockholders decreased $3.2 million to $23.9 million for the nine months ended September 30, 2018 from $27.1 million for the three months ended September 30, 2017. The change in net loss attributable to stockholders is discussed in detail for each line item of the undaudited consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Merger			Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017		$2018	2017		$2018	2017		$2018	2017		$2018	2017	$
Rental income	$94,373	$96,744	$(2,371)	$12,822	$2,995	$9,827	$2,931	$13,768	$(10,837)	$79,123	$63,360	$15,763	$189,249	$176,867	$12,382
Operating Expense Re-imbursements	2,048	1,964	84	202	63	139	362	1,777	(1,415)	24,254	17,132	7,122	26,866	20,936	5,930
Less: Property operating	3,987	3,002	985	318	69	249	933	1,418	(485)	34,771	25,507	9,264	40,009	29,996	10,013
NOI	$92,434	$95,706	$(3,272)	$12,706	$2,989	$9,717	$2,360	$14,127	$(11,767)	$68,606	$54,985	$13,621	$176,106	$167,807	$8,299
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
Rental income increased $12.3 million to $189.2 million for the nine months ended September 30, 2018, compared to $176.9 million for the nine months ended September 30, 2017. This increase in rental income was primarily due to $15.8 million of incremental rental income from the Merger Acquisitions, as well as $9.8 million of incremental rental income from our Acquisitions Since January 1, 2017. These increases were partially offset by a decrease in rental income of $10.8 million from our Disposals Since January 1, 2017. Our Nine Month Same Store rental income decreased by $2.4 million primarily due to certain SunTrust leases that expired on December 31, 2017.

Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expense are generally linked. Operating expense reimbursement revenue increased $5.9 million to $26.9 million for the nine months ended September 30, 2018, compared to $21.0 million for the nine months ended September 30, 2017. This increase was primarily driven by $7.1 million of operating expense reimbursements from the Merger Acquisitions, as well as increases in our Nine Month Same Store operating expense reimbursements and our Acquisitions Since January 1, 2017 of $0.1 million and $0.1 million, respectively. These increases were partially offset by a decrease in operating expense reimbursements of $1.4 million from our Disposals Since January 1, 2017.
Property operating expense increased $10.0 million to $40.0 million for the nine months ended September 30, 2018, compared to $30.0 million for the nine months ended September 30, 2017. This increase was primarily driven by an increase in property operating expense of $9.3 million from the Merger Acquisitions, as well as increases in our Nine Month Same Store property operating expense and our Acquisitions Since January 1, 2017 property operating expense of $1.0 million and $0.2 million, respectively. These increases were partially offset by a decrease of $0.5 million from our Disposals Since January 1, 2017.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.0 million to $17.3 million for the nine months ended September 30, 2018, compared to $15.3 million for the nine months ended September 30, 2017. Prior to the effective time of the Merger in February 2017, we paid the Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee payable only if we achieve a quarterly Core Earnings (as defined in the advisory agreement) per share threshold, payable quarterly in arrears. Following the effective time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the nine months ended September 30, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $10.1 million of impairment charges during the nine months ended September 30, 2018, the majority of which related to 11 properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA (see Note 4 — Real Estate Investments for additional information).
We recognized $14.2 million of impairment charges during the nine months ended September 30, 2017, $9.7 million of which related to certain SunTrust properties classified as held for use as of September 30, 2017, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA. The remaining $4.5 million of impairment charges related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. See Note 4 — Real Estate Investments for additional information.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.2 million to $4.4 million for the nine months ended September 30, 2018, compared to $7.6 million for the nine months ended September 30, 2017. Effective January 1, 2018, acquisition costs related to our asset acquisitions are capitalized rather than expensed (see Note 3 — Summary of Significant Accounting Policies—“Recently Issued Accounting Pronouncements” for more information). Acquisition and transaction related expenses for the nine months ended September 30, 2018 were primarily related to prepayment charges on mortgages related to our disposition of 25 properties. Acquisition and transaction related expenses for the nine months ended September 30, 2017 were primarily due to costs incurred in connection with the Merger. These costs included fees to the special committee’s financial advisor and legal counsel of $4.1 million, fees to transfer RCA’s mortgages and credit facility of $0.8 million and legal and other fees related to the Merger of $0.5 million. Additionally, we incurred $2.2 million of costs related to our acquisition of 46 properties during the nine months ended September 30, 2017.
Listing Fees
During the nine months ended September 30, 2018, we paid $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to BMO Capital Markets Corp., our financial advisor for the Listing.

Vesting and Conversion of Class B Units
During the nine months ended September 30, 2018, we recorded a non-cash expense of $15.8 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units, which were previously issued to the Advisor, were fully satisfied upon completion of the Listing. The Class B Units were then converted into an equal number of Class A Units and redeemed for an equal number of newly issued shares of Class A common stock. For additional details on the Class B Units, see Note 11 — Related Party Transactions and Arrangements .
Share-Based Compensation — Multi-Year Outperformance Agreement
During the nine months ended September 30, 2018, we recorded non-cash share based compensation expense of $2.2 million resulting from the 2018 OPP. For additional details on the 2018 OPP, see Note 13 — Share-Based Compensation.
General and Administrative Expense
General and administrative expense increased $3.5 million to $18.6 million for the nine months ended September 30, 2018, compared to $15.1 million for the nine months ended September 30, 2017. The increase was due to higher legal fees, transfer agent fees and general and administrative expense reimbursements to our Advisor, which increased $0.7 million to $6.7 million for nine months ended September 30, 2018, compared to $6.0 million for the nine months ended September 30, 2017. These increases were partially offset by lower consulting fees and lower expense related to distributions on Class B Units, which vested and converted and were redeemed for shares of Class A common stock in connection with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.7 million to $107.3 million for the nine months ended September 30, 2018, compared to $113.0 million for the nine months ended September 30, 2017. Depreciation and amortization expense was impacted by decreases of $5.7 million from our Disposals Since January 1, 2017 and $6.2 million from our Nine Month Same Store properties, partially offset by increases of $2.6 million from the properties acquired from RCA in the Merger and $3.5 million related to our Acquisitions Since January 1, 2017. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $4.3 million to $49.2 million for the nine months ended September 30, 2018, compared to $44.9 million for the nine months ended September 30, 2017. This increase is primarily related to higher average mortgage notes payable in the first nine months of 2018 and a higher average balance on our Credit Facility, including debt assumed in the Merger on February 16, 2017, and higher weighted-average interest rates on the Credit Facility when compared to the Prior Credit Facility, which was repaid with the proceeds from the Credit Facility in May 2018. As of September 30, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.65% and 4.72%, respectively and the weighted-average interest rate on our Credit Facility and our Prior Credit Facility was 4.04% and 2.48%, respectively.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2018, we sold 25 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $115.1 million, resulting in aggregate gains on sale of $29.6 million.
During the nine months ended September 30, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.2 million, resulting in a gain on sale of $5.2 million. Additionally, we sold three properties leased to C&S Wholesale Grocer for a contract price of $44.2 million, net of closing costs. The properties had a net carrying value at the date of disposition of $35.6 million, resulting in a gain on sale of $8.6 million. We also sold 13 properties leased to SunTrust for an aggregate contract price of $8.9 million, resulting in aggregate gains on sale of $0.3 million.
Cash Flows from Operating Activities
Cash flows from operating activities was $73.8 million during the nine months ended September 30, 2018 and consisted of net loss of $23.9 million, adjusted for non-cash items of $97.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, vesting and conversion of Class B Units, mark-to-market adjustments, gain on sale of real estate investments and impairment charges. In addition, the increase in prepaid expenses and other assets of $11.1 million and the decrease in deferred rent of $2.0 million, were partially offset by an increase in accounts payable and accrued expenses of $9.5 million.
Cash flows from operating activities was $64.8 million during the nine months ended September 30, 2017 and consisted of a net loss of $27.2 million, adjusted for non-cash items of $112.5 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments.

These operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $7.9 million, a decrease in accounts payable and accrued expenses of $5.3 million, and a decrease in deferred rent and other liabilities of $8.3 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the nine months ended September 30, 2018 of $163.3 million consisted primarily of cash paid for investments in real estate and other assets of $192.6 million, capital expenditures of $7.8 million, partially offset by cash received from the sale of real estate investments of $37.2 million.
The net cash provided by investing activities during the nine months ended September 30, 2017 of $3.4 million consisted of cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $107.1 million, deposits for real estate acquisitions of $0.8 million and capital expenditures of $4.3 million, partially offset by proceeds received from the sale of real estate investments of $184.0 million and cash acquired in the Merger of $26.2 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $42.6 million during the nine months ended September 30, 2018 consisted primarily of proceeds from mortgage notes payable of $29.9 million and proceeds from our Credit Facility of $260.7 million, partially offset by payments of mortgage notes payable of $46.6 million, payments on our Prior Credit Facility of $95.0 million, payments of deferred financing costs of $7.0 million, prepayment charges on mortgages of $3.4 million, common stock repurchases of $20.2 million and cash dividends of $75.6 million.
The net cash used in financing activities of $121.0 million during the nine months ended September 30, 2017 consisted primarily of payments on the Credit Facility of $114.0 million, common stock repurchases of $29.1 million, cash dividends of $66.0 million, payments of deferred financing costs of $1.6 million, payments of prepayment costs on mortgages of $1.0 million and payments of mortgage notes payable of $3.4 million. These financing cash outflows were partially offset by proceeds from the Credit Facility of $70.0 million and proceeds from mortgage notes payable of $24.0 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings and offerings of debt or equity securities. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $60.3 million and $107.7 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of September 30, 2018, we had $1.2 billion of mortgage notes payable outstanding and $260.7 million outstanding under the Credit Facility, with a net debt to gross asset value ratio of 38%. Net debt excludes the effect of deferred financing costs, net and mortgage premiums, net and includes cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. During the nine months ended September 30, 2018, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.65% and 4.04%, respectively. The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into the Credit Facility. Future scheduled principal payments on our mortgage notes payable for the remainder of 2018 and the year ended December 31, 2019 are $0.6 million and $2.5 million, respectively.
During the quarter ended March 31, 2018, we entered into a $29.9 million mortgage loan agreement (“Mortgage Loan IV”) with the Bank of Texas. The Mortgage Loan IV has a stated maturity in March, 2025 and an effective interest rate of 5.16%. As of September 30, 2018 the Mortgage Loan IV was secured by mortgage interests in 39 of our properties. Proceeds from the Mortgage Loan IV were used to pay down approximately $25.0 million under the Prior Credit Facility.
As of September 30, 2018, we had $3.5 billion in gross real estate assets and we had pledged $2.4 billion in gross real estate investments as collateral for our mortgage notes payable. In addition, $811.8 million in gross real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
Credit Facility - Terms and Capacity
On April 26, 2018, we, the OP and certain other subsidiaries acting as guarantors, entered into the Credit Facility with BMO Harris Bank N.A., as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the lenders from time to time party thereto (collectively, the “Lenders”). Affiliates of SunTrust Robinson Humphrey, Inc. are tenants at several of our properties.

The Credit Facility provides for aggregate revolving loan borrowings of up to $415.0 million, a swingline subfacility of $10.0 million and a $15.0 million letter of credit subfacility, subject to certain conditions. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million. The increased commitments were made pursuant to the Credit Facility’s uncommitted “accordion feature” whereby, upon the request of the OP but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2018, and as discussed above, the Company increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of September 30, 2018, we had a total borrowing capacity under the Credit Facility of $358.8 million based on the value of the borrowing base under the Credit Facility. Of this amount, $260.7 million was outstanding under the Credit Facility as of September 30, 2018 and $98.1 million remained available for future borrowings. The proceeds from any borrowings under the Credit Facility may be used for any general corporate purpose, including refinancing existing indebtedness, funding real estate acquisitions, financing capital expenditures and working capital and for general corporate purposes, including funding any tender offer or share repurchases.
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
Acquisitions and Dispositions
One of our primary uses of cash during the three and nine months ended September 30, 2018 has been for acquisitions of properties.
During the three months ended September 30, 2018, we acquired 62 properties for $120.7 million, including capitalized acquisition costs, and we acquired 101 properties during the nine months ended September 30, 2018 for $192.6 million including capitalized acquisition costs costs. These acquisitions were funded through a combination of mortgage debt, draws on the Prior Credit Facility and Credit Facility (see Credit Facility discussion above), proceeds from dispositions of properties (see below) and available cash on hand.
During the three months ended September 30, 2018, we sold six properties, for an aggregate contract price of $28.3 million, excluding disposition related costs. In connection with these sales, we repaid $12.1 million of mortgage debt. After all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $15.5 million. During the nine months ended September 30, 2018, we closed on the sale of 25 properties, for an aggregate contract price of $115.1 million, excluding disposition related costs. In connection with these sales, we repaid $74.5 million of mortgage debt. After all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $37.2 million.
We acquired eleven additional properties subsequent to September 30, 2018 with an aggregate base purchase price of $15.8 million, excluding acquisition related costs. We have also entered into PSAs to acquire an additional 29 properties for an aggregate contract purchase price of approximately $53.0 million and an LOI, which is non-binding, to acquire an additional 31 properties for approximately $35.2 million. We anticipate using available cash on hand, proceeds from future dispositions of properties and proceeds from borrowings (including borrowings under the Credit Facility) to pay the consideration required to complete these acquisitions. These acquisitions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
We sold two properties subsequent to September 30, 2018 with an aggregate contract sale price of approximately $28.3 million. We also have entered into PSAs to dispose of an additional eight properties (six leased to SunTrust), for an aggregate contract sale price of approximately $63.0 million. These dispositions are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Common Stock Repurchases
During the nine months ended September 30, 2018, we repurchased 1,122,245 shares of our common stock for approximately $20.2 million. Of this amount, 412,939 shares were repurchased during the first quarter of 2018 pursuant to our share repurchase program (the “SRP”), for approximately $9.7 million, at a price of $23.37 per share equal to the then current Estimated Per-Share NAV as of December 31, 2016. These repurchases were funded from proceeds from the DRIP and cash on hand. Our SRP was terminated in anticipation of the Listing, effective June 30, 2018.

In addition to the common stock repurchases made under the SRP, during the nine months ended September 30, 2018, we repurchased 483,133 and 207,713 shares of our common stock at prices of $14.35 and $15.45 per share, respectively, pursuant to tender offers which expired on March 27, 2018 and May 31, 2018, respectively. The total cost of the shares repurchased in the two tender offers was approximately $6.9 million and $3.2 million, respectively. These repurchases were funded from cash on hand. Further, we repurchased approximately 18,460 fractional shares of Class A common stock at a price of $23.56 per share, the Estimated Per Share NAV as of December 31, 2017 for a total of $0.4 million, in connection with the reverse stock split related to the Listing and approximately 19,922 fractional shares of Class B-1 common stock in connection with the automatic conversion of all shares of Class B-1 common stock into shares of Class A common stock on October 10, 2018 at a price of $14.79 per share, the closing price of Class A common stock on October 9, 2018, for a total of approximately $0.3 million (see Note 9 - Common Stock). These repurchases were also funded from cash on hand.
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. There have not been any purchases authorized, through open market purchases or otherwise, under this program.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on total Company performance and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes straight-line rent which is excluded from AFFO. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as fees related to the Listing, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, vesting and conversion of the Class B Units and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of the operating performance of the Company. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.
The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended			Nine Months Ended September 30, 2018
(In thousands)	March 31, 2018	June 30, 2018	September 30, 2018
Net income (loss) attributable to stockholders (in accordance with GAAP)	$15,401	$(12,041)	$(27,245)	$(23,885)
Impairment charges	322	8,563	1,172	10,057
Depreciation and amortization	36,499	35,438	35,332	107,269
Gain on sale of real estate investments	(24,637)	(3,625)	(1,328)	(29,590)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(24)	(78)	(59)	(161)
FFO attributable to stockholders	27,561	28,257	7,872	63,690
Acquisition and transaction related	1,954	1,287	1,186	4,427
Listing fees	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	15,786	15,786
Amortization of market lease and other intangibles, net	(1,358)	(2,320)	(5,766)	(9,444)
Straight-line rent	(2,253)	(2,540)	(2,589)	(7,382)
Amortization of mortgage premiums on borrowings	(835)	(1,001)	(857)	(2,693)
Mark-to-market adjustments	(24)	(48)	—	(72)
Share-based compensation — restricted shares	26	65	90	181
Share-based compensation — multi-year outperformance agreement	—	—	2,150	2,150
Amortization of deferred financing costs, net and change in accrued interest	1,419	2,126	1,734	5,279
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	1	6	(28)	(21)
AFFO attributable to stockholders	$26,491	$25,832	$24,566	$76,889

	Three Months Ended			Nine Months Ended September 30, 2017
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017
Net loss attributable to stockholders (in accordance with GAAP)	$(10,717)	$(1,021)	$(15,367)	$(27,105)
Impairment charges	3,929	2,649	7,605	14,183
Depreciation and amortization	31,478	40,438	41,132	113,048
Gain on sale of real estate investments	(5,222)	(8,609)	(264)	(14,095)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(31)	(68)	(94)	(193)
FFO attributable to stockholders	19,437	33,389	33,012	85,838
Acquisition and transaction related	5,436	947	1,173	7,556
Amortization of market lease and other intangibles, net	(453)	(1,113)	(1,519)	(3,085)
Straight-line rent	(1,572)	(1,882)	(2,077)	(5,531)
Amortization of mortgage premiums on borrowings	(1,126)	(928)	(1,063)	(3,117)
Discount accretion on investment	(6)	(7)	(3)	(16)
Mark-to-market adjustments	(73)	(7)	(25)	(105)
Share-based compensation	30	19	53	102
Amortization of deferred financing costs, net and change in accrued interest	4,807	536	1,152	6,495
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(7)	5	4	2
AFFO attributable to stockholders	$26,473	$30,959	$30,707	$88,139
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
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended September 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$7,224	$2,399	$1,052	$(37,920)	$(27,245)
Asset management fees to related party	—	—	—	5,849	5,849
Impairment charges	855	—	317	—	1,172
Acquisition and transaction related	489	—	15	682	1,186
Listing fees	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	15,786	15,786
Share-based compensation — multi-year outperformance agreement	—	—	—	2,150	2,150
General and administrative	315	1	6	6,217	6,539
Depreciation and amortization	33,844	1,280	208	—	35,332
Interest expense	14,722	—	—	2,295	17,017
Gain on sale of real estate investments	—	—	(1,328)	—	(1,328)
Other income	(8)	—	—	(1)	(9)
Net loss attributable to non-controlling interests	—	—	—	(46)	(46)
NOI	$57,441	$3,680	$270	$—	$61,391
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended September 30, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$1,167	$(93)	$(4,729)	$(11,712)	$(15,367)
Asset management fees to related party	—	—	—	5,250	5,250
Impairment charges	1,882	—	5,723	—	7,605
Acquisition and transaction related	865	195	—	113	1,173
General and administrative	324	—	7	4,655	4,986
Depreciation and amortization	38,494	181	2,457	—	41,132
Interest expense	12,770		—	1,732	14,502
Gain on sale of real estate investments	—	—	(264)	—	(264)
Other income	(270)	—	—	(8)	(278)
Net loss attributable to non-controlling interests	—	—	—	(30)	(30)
NOI	$55,232	$283	$3,194	$—	$58,709
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$(6,932)	$7,839	$26,612	$10,915	$(62,319)	$(23,885)
Asset management fees to related party	—	—	—	—	17,295	17,295
Impairment charges	1,111	—	3,279	5,667	—	10,057
Acquisition and transaction related	3,527	171	18	1	710	4,427
Listing fees	—	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	—	15,786	15,786
Share-based compensation — multi-year outperformance agreement	—	—	—	—	2,150	2,150
General and administrative	316	43	34	806	17,353	18,552
Depreciation and amortization	51,946	4,654	2,014	48,655	—	107,269
Interest expense	42,500	—	—	2,572	4,094	49,166
Gain on sale of real estate investments	—	—	(29,590)	—	—	(29,590)
Other income	(34)	(1)	(7)	(10)	(17)	(69)
Net income attributable to non-controlling interests	—	—	—	—	(40)	(40)
NOI	$92,434	$12,706	$2,360	$68,606	$—	$176,106
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(943)	$843	$8,274	$5,639	$(40,918)	$(27,105)
Asset management fees to related party	—	—	—	—	15,250	15,250
Impairment charges	3,137	—	11,046	—	—	14,183
Acquisition and transaction related	1,106	990	1	—	5,459	7,556
General and administrative	184	—	20	630	14,233	15,067
Depreciation and amortization	58,169	1,156	7,738	45,985	—	113,048
Interest expense	34,821	—	1,183	2,837	6,071	44,912
Gain on sale of real estate investments	—	—	(14,095)	—	—	(14,095)
Other income	(768)	—	(40)	(106)	(50)	(964)
Net income attributable to non-controlling interests	—	—	—	—	(45)	(45)
NOI	$95,706	$2,989	$14,127	$54,985	$—	$167,807
Common Stock Dividends
Prior to, and continuing into, 2017, our board of directors authorized, and we declared, a dividend payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. The first dividends declared under the new rate were paid on or about August 5, 2017. In connection with the Listing, our board of directors changed the rate at which we pay dividends on our common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Also, effective July 1, 2018, we transitioned to declaring dividends based on monthly, rather than daily, record dates and will generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Dividends are paid on shares of Class A common stock, Class B-1 common stock and Class B-2 common stock at the same rate. The first dividends declared under the new rate were paid in August 2018.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time prior to dividends being declared. Therefore, dividend payments are not assured. In addition, provisions in our Credit Facility restrict our ability to pay dividends, including cash dividends or other dividends payable with respect to our common stock.
Our DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date (the “A&R DRIP”). Participants in the DRIP prior to this amendment and restatement continued to be participants in the DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the A&R DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee.

During the nine months ended September 30, 2018, dividends paid to common stockholders totaled $98.8 million and distributions paid to holders of LTIP Units totaled $0.1 million. On March 19, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) as of December 31, 2017, which was published on March 20, 2018 and which served as the purchase price under the DRIP, prior to its amendment and restatement. During the nine months ended September 30, 2018, $23.2 million of dividends that were reinvested in additional shares of our common stock, either through our DRIP at a price based on the then applicable Estimated Per-Share NAV, up until the dividend paid on August 3, 2018, or in accordance with the A&R DRIP. During the nine months ended September 30, 2018, cash used to pay common stock dividends and LTIP distributions was generated from cash flows provided by operations, a portion of proceeds from the DRIP and A&R DRIP and cash on hand, which consists of proceeds from financings and sales of real estate investments.
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares, for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2018
	March 31, 2018		June 30, 2018		September 30, 2018
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Cash dividends paid to stockholders not reinvested in common stock	$21,906		$22,961		$30,713		$75,580
Cash dividends reinvested in common stock issued under the DRIP and A&R DRIP	11,773		11,475		—		23,248	`
Total dividends paid	$33,679		$34,436		$30,713		$98,828

Source of dividend coverage:
Cash flows provided by operations	$22,348	66.4%	31,480	91.4%	$19,933	64.9%	$73,761	74.5%
Cash proceeds received from common stock issued under the DRIP	11,331	33.6%	2,956	8.6%	—	—%	14,287	14.5%
Available cash on hand (1)	—	—%	—	—%	10,780	35.1%	10,780	10.9%
Total source of dividend coverage	$33,679	100.0%	$34,436	100.0%	$30,713	100.0%	$98,828	99.9%

Cash flows provided by operations (GAAP basis)	$22,348		$31,480		$19,933		$73,761
Net income (loss) (in accordance with GAAP)	$15,431		$(12,065)		$(27,291)		$(23,925)
(1) Consists of proceeds from financings and sales of real estate investments.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay to our stockholders. If we do not generate sufficient cash flows from our operations in the future we may have to reduce our dividend rate or continue to fund dividends from other sources, such as from borrowings or the sale of properties, loans or securities, and we may continue to fund dividends with the proceeds from issuances of common stock pursuant to our DRIP and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time to either reduce the amount of dividends that we pay or use other sources to fund dividends such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our DRIP. Funding dividends from borrowings could restrict the amount that we can borrow for investments. Funding dividends with the sale of assets may affect our ability to generate additional operating cash flows. Funding dividends from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the dividends payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2018, we were in compliance with the debt covenants under our loan agreements.

Contractual Obligations
There were no material changes in the Company’s contractual obligations at September 30, 2018, as compared to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of us and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2018 or the year ended December 31, 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. That motion is now pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On October 26, 2018, Terry Hibbard, a purported stockholder of ours, filed a putative class action complaint in New York State Supreme Court, New York County, against us, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of our common stock during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against us and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of our sale of stock pursuant to the registration statement. We believe the complaint is without merit and intend to defend vigorously. We have not yet answered or moved to dismiss the complaint. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
The trading price of our Class A common stock may fluctuate significantly, and no public market currently exists for shares of our other class of outstanding stock, our Class B-2 common stock.
Our Class A common stock is listed on the Nasdaq. We have another class of outstanding stock, Class B-2 common stock, which will automatically convert into Class A common stock to be listed on Nasdaq no later than January 15, 2019, 180 days following the Listing Date. No public market currently exists for shares of our Class B-2 common stock, and shares of our Class B-2 common stock are, and may continue to be, illiquid. The trading price of our Class A common stock is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price of our Class A common stock are:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
We did not complete any sales of unregistered equity securities during the three months ended September 30, 2018 that were not disclosed in a Current Report on Form 8-K except as set forth below. On July 20, 2018, 30,690.50 Class A Units held by affiliates of the Advisor were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP. This redemption was exempt from registration under Section 4(a)(2) of the Securities Act.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through the SRP termination date of June 30, 2018:

	Number of Shares	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2017 (1)	3,306,864	$23.97
Three months ended March 31, 2018 (2)	412,939	23.37
Three months ended June 30, 2018	—	—
Cumulative repurchases through the termination date	3,719,803	—
(1) Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that were not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.
(2) During January 2018, we repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. There have not been any purchases authorized, through open market repurchases or otherwise, through the date of this Quarterly Report on Form 10-Q.
In July 2018, we repurchased approximately 18,460 fractional shares of Class A common stock at a price of $23.56 per share, the Estimated Per Share NAV as of December 31, 2017, in connection with the reverse stock split related to the Listing. On October 10, 2018, we repurchased approximately 19,922 fractional shares of Class B-1 common stock in connection with the automatic conversion of all shares of Class B-1 common stock into shares of Class A common stock at a price of $14.79 per share, the closing price of Class A common stock on October 9, 2018. See Note 9 - Common Stock.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 6, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.2 (1)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.3 (1)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.4 (1)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.5 (2)	Amended and Restated Bylaws
4.1 (2)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.2 *	First Amendment to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of November 6, 2018
10.1 *
First Amendment to Credit Agreement, dated as of September 24, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, and BMO Harris Bank N.A., as administrative agent

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

10.5 (2)	Advisor Multi-Year Outperformance Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.6 (2)	2018 Advisor Omnibus Incentive Compensation Plan
10.7 (2)	2018 Omnibus Incentive Compensation Plan
10.8 (2)	Form of Indemnification Agreement
10.10 *	Form of Restricted Share Award Agreement
14.1 (2)	Amended and Restated Code of Business Conduct and Ethics
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (2)	Amended and Restated Distribution Reinvestment Plan
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*    Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2018.
(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2018.
(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018.