Form 10-K
period 2018-12-31
American Finance Trust, Inc
filed 2019-03-07
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597
American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of February 28, 2019, the registrant had 106,075,311 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2018

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (“we” “our” or “us”), American Finance Advisors, LLC (“our Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•	The trading price of our Class A common stock may fluctuate significantly.

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

•	Our rental revenue is dependent upon the success and economic viability of our tenants.

•	We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay our stockholders, and, as such, we may be forced to fund dividends from other sources, including borrowings, which may not be available on favorable terms, or at all.

•	We may be unable to pay or maintain cash dividends at the current rate or increase dividends over time.

•	We are obligated to pay fees, which may be substantial, to the Advisor and its affiliates.

•
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in global financial markets, including the credit markets of the United States of America.

•
We may fail to continue to qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and our cash available for dividends.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ii

PART I
Item 1. Business.
Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger (as defined below), a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased retail properties. As of December 31, 2018, we owned 626 properties, comprised of 19.1 million rentable square feet, which were 94.7% leased, including 593 of net leased commercial properties (554 which are retail properties) and 33 retail properties which were acquired in the Merger.
We are a Maryland corporation, incorporated on January 22, 2013, that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
On July 19, 2018 (the “Listing Date”), we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”).
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of our Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. As of December 31, 2018, we had 106.2 million shares of common stock outstanding, comprised of approximately 80.0 million shares of Class A common stock and approximately 26.2 million shares of Class B-2 common stock. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. For additional information, see Note 9 — Common Stock and Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln.
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, we completed the Merger, representing (a) the merger of American Realty Capital — Retail Centers of America, Inc. (“RCA”) with and into one of our wholly owned subsidiaries and (b) the merger of American Realty Capital Retail Operating Partnership, L.P. (the “RCA OP”) with and into the OP, with the OP as the surviving entity (together, the “Merger”). RCA was sponsored and advised by affiliates of the Advisor. We issued 38.2 million shares of our common stock and paid $94.5 million in cash as consideration to complete the Merger. For additional information on the Merger, see Note 2 — Merger Transaction to our consolidated financial statements included in this Annual Report on Form 10-K.
Investment Objectives
We seek to preserve and protect capital, provide attractive and stable cash dividends and increase the value of our assets in order to generate capital appreciation by using the following strategies:

•
Retail Focused Portfolio, Including Single-Tenant Net Leased Properties — Acquiring freestanding single-tenant properties net leased to investment grade and other creditworthy tenants, which are expected to primarily consist of service-oriented and traditional retail and distribution properties; however, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives;

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

•	Diversified Portfolio — Assemble, manage and optimize a well-diversified portfolio based on geography, tenant diversity, lease expirations, and other factors.
In addition, we may, at our discretion, originate and acquire commercial real estate debt investments, or invest in commercial real estate securities.
Acquisition and Investment Policies
Real Estate Investment Focus
We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger, a portfolio of retail properties consisting primarily of power centers and lifestyle centers.
Our investment objectives are (a) to provide current income for investors through the payment of cash dividends and (b) to preserve and return investors’ capital and to maximize risk-adjusted returns. We do not expect to make investments outside of the United States.
There is no limitation on the number, size or type of properties that we may acquire. The number and mix of properties depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Investing in Real Property
We consider relevant real estate and financial factors when evaluating prospective investments in real property, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. Our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval and any guidelines established by our board of directors.
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which we derive annualized rental income on a straight-line basis constituting 5.0% or more of our consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2018:

Tenant	December 31, 2018
SunTrust	8.7%
Sanofi US	7.0%
AmeriCold	5.2%
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
Financing Strategies and Policies
We have and expect to continue to use debt financing, when necessary, for acquisitions, property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We expect to be able to secure various forms of fixed- and floating-rate debt financing, including financing secured by individual properties in our portfolio and corporate-level bank financing.
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
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include Global Net Lease, Inc. (“GNL”), a REIT sponsored by an affiliate of AR Global, with an investment strategy similar to our investment strategy, other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, we seek financing through similar channels as our competitors. Therefore, we compete for financing in a market where funds for real estate investment may decrease.
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
Employees
As of December 31, 2018, we had no employees. The employees of the Advisor and its affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, and investor relations services.
We are dependent on these companies for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address located at www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained at www.americanfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay dividends and the value of an investment in our common stock.

Risks Related to Our Properties and Operations
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing operations; and

•	we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.

We rely upon our Advisor and the real estate professionals affiliated with our Advisor to identify suitable investments, and there can be no assurance that our Advisor will be successful in obtaining suitable further investments on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends, and we may not be able to meet our investment objectives.
The trading price of our Class A common stock may fluctuate significantly.
The trading price of our Class A common stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and is impacted by a number of factors, many of which are outside our control. Among the factors that could affect the trading price of our Class A common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional sales of equity securities, including Class A common stock, or the perception that additional sales may occur;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;

•	our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates and exchange rates;

•
changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our Class A common stock by institutional investors;

•	the extent of short-selling of our Class A common stock;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018.
We depend on our Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliate, our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and to acquire and manage our portfolio of real estate assets.
Thus, our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Edward M. Weil, Jr., our chairman and chief executive officer, and Katie P. Kurtz, our chief financial officer. Neither our Advisor nor its affiliates have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by our Advisor or its affiliates and available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.

On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil).  The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant’s motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. On November 5, 2018, the defendants moved for leave to amend their answers and for partial summary judgment on certain of the claims at issue in the case. The creditor trust opposed the motion, and it was argued before the court on February 6, 2019. The court has not yet ruled on the motion. On January 18, 2019, the defendants requested that the scheduling order governing the case be modified to bifurcate liability and damages issues for discovery purposes and trial. That request is also pending. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
In addition, our Advisor has engaged Lincoln as an independent service provider to provide real estate-related services to our Advisor with respect to our multi-tenant retail properties. Subject to the oversight of our Advisor, Lincoln performs asset management, property management and leasing services with respect to those properties. Our Advisor has informed us that our Advisor has agreed to pass through to Lincoln a portion of the fees and expense reimbursements otherwise payable to our Advisor or its affiliates by us for services rendered by Lincoln. While we have no direct obligation to Lincoln, we do depend on Lincoln to provide us, indirectly through our Advisor, with services, and, therefore, any adverse changes in the financial condition or financial health of Lincoln, or in our Advisor’s relationship with Lincoln, could adversely affect us. In addition, Lincoln and its affiliates face conflicts of interest in allocating its employees’ time between providing real estate-related services to our Advisor and other programs and activities in which they are presently involved or may be involved in the future.
There is no assurance that we will be able to continue paying dividends on our Class A common stock at the current rate, increase dividends over time, or pay dividends at all.
We currently pay dividends at an annual rate equal to $1.10 per share. This rate is lower than the rate at which we paid dividends in the past. There is no assurance that we will continue to pay dividends at the current level or at all for various reasons, including the following:

•	rents from properties may not increase, and future asset acquisitions may not increase our cash available for paying dividends;

•	we may not generate sufficient cash from operations to fund our other capital needs;

•
decisions on whether, when and in which amounts to pay any future dividends will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason;

•	we may desire to retain cash to maintain or improve our credit rating; and

•
the amount of dividends or other distributions that our subsidiaries may pay to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Failure to meet the market's expectations with regard to future earnings and dividends likely would adversely affect the market price of our Class A common stock.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay to our stockholders, and, as such, we may be forced to fund dividends from other sources, including borrowings, which may not be available on favorable terms, or at all.
Our cash flows provided by operations were $95.0 million for the year ended December 31, 2018. During the year ended December 31, 2018, we paid dividends of $128.1 million, of which 74.2% was funded from cash flows from operations, 11.2% was funded from proceeds from issuances of common stock under our distribution reinvestment plan (the “DRIP”) with the remainder funded from available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from borrowings. We amended and restated the DRIP in connection with the Listing, and we refer in this Annual Report on Form 10-K, as the context requires, to the DRIP effective prior to the Listing as the “Pre-Listing DRIP” and to the DRIP effective following the Listing as the “Post-Listing DRIP.” If we do not generate sufficient cash flows from our operations in the future we may have to reduce the amount of dividends we pay or continue to fund dividends from other sources, such as from borrowings or the sale of properties, loans or securities. We may continue to fund dividends with the proceeds from available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. We have in the past used proceeds from the Pre-Listing DRIP and may use proceeds from our Post-Listing DRIP to fund dividends in the future. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to do so. Funding dividends from borrowings could restrict the amount we can borrow for property acquisitions and investments. Funding dividends with the sale of assets, or using the proceeds from issuance of our Class A common stock or other equity securities to fund dividends rather than invest in assets, may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could also result in a dilution of our stockholders’ investments.
Our business and operations could suffer if our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The internal information technology networks and related systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade our existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor, other parties that provide us with services essential to our operations and we are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy law.
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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
We may in the future acquire or originate commercial real estate debt or invest in commercial real estate-related securities, which would expose us to additional risks.

As of the date of this Annual Report on Form 10-K, we have not invested in any first mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. In the future, however, we may choose to acquire or originate commercial real estate debt or invest in commercial real estate-related securities issued by real estate market participants, which would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

•	risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;

•	difficulty in redeploying the proceeds from repayments of our existing loans and investments;

•	the illiquidity of certain of these investments;

•	lack of control over certain of our loans and investments;

•
the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange; use of leverage may create a mismatch with the duration and interest rate of the investments that we financing; and

•
the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals at our Advisor are also the key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, GNL seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S and we are party to an investment opportunity allocation agreement with GNL pursuant to which each opportunity to acquire one or more domestic office or industrial properties will be presented first to GNL, and each opportunity to acquire one or more domestic retail or distribution properties will be presented first to us. There can be no assurance the executive officers and real estate professionals at our Advisor will not direct attractive investment opportunities to GNL, which has contractual priority over us with respect to domestic office or industrial properties, or other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these real estate professionals to supervise the property management and leasing of properties. These executive officers and key real estate professionals, as well as AR Global, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders’ investments.
We may enter into joint ventures with other entities advised by affiliates of AR Global for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other entities, including entities advised by affiliates of AR Global, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these entities and individuals have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other entities under common control with AR Global. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay dividends to our stockholders and to maintain or increase the value of our assets.
If we internalize our management functions, we would be required to pay a substantial internalization fee and would not have the right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, under the terms of our advisory agreement with our Advisor we would be required to pay a substantial internalization fee to our Advisor. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day to day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We may be unable to terminate our advisory agreement, even for poor performance by our Advisor.
We have limited rights to terminate our Advisor. Our advisory agreement with our Advisor does not expire until April 29, 2035, is automatically extended for successive 20-year terms, and may only be terminated under limited circumstances. The limited termination rights of our advisory agreement will make it difficult for us to renegotiate the terms of our advisory agreement or replace our Advisor even if the terms of our advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation, and under a multi-year outperformance award agreement entered into at the Listing (the “2018 OPP”), the Advisor is entitled to earn units of limited partnership designated as “LTIP Units” (“LTIP Units”). Furthermore, our OP is a party to a listing note agreement with an affiliate of our Advisor pursuant to which this affiliate is entitled to receive an amount based on the market price of Class A common stock during a 30-day trading period, commencing on July 8, 2019 (see Note 11—Related Party Transactions and Arrangements and Note 13—Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K). These arrangements, coupled with the fact that the Advisor does not maintain significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of our capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Class A common stock.
Our charter permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our Class A common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Class A common stock.
We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our board of directors is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board of directors may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officer or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of Maryland law, our charter or our bylaws, or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine for certain types of actions and proceedings that may be initiated by our stockholders with respect to us, our directors, our officers or our employees. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
If we conduct equity offerings or issue additional shares in the future, the value of your investments may be adversely affected.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as Class A common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors, without stockholder approval, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Stockholders will suffer dilution of their equity investment in us, if we: (a) sell additional shares or securities that are convertible into shares of our Class A common stock in public or private offerings in the future, including those issued pursuant to our DRIP; (b) issue restricted share awards to our directors; (c) issue shares of our Class A common stock, or units of limited partnership designated as “Class A Units” (“Class A Units”) which may be exchanged for shares of our Class A common stock, to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; (d) issue shares of Class A common stock in connection with our Advisor earning LTIP Units pursuant to the 2018 OPP; or (e) issue shares of our Class A common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, stockholders will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other entities advised by affiliates of AR Global, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our Class A common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our Class A common stock, thereby diluting the percentage ownership interest of other stockholders.
Moreover, any preferred stock, convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock and may result in dilution to owners of our Class A common stock or limit our ability to pay dividends to the holders of our Class A common stock. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and dividends to our stockholders.
Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management of our properties, and the administration of our investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or dividends to stockholders.
We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect our ability to pay dividends to our stockholders.
Our only significant asset is our interest in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to pay dividends to our stockholders from cash flows from operations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.
We indemnify our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, the Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements to this effect with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us.

General Risks Related to Investments in Real Estate

Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage financing on favorable terms, or at all;

•	changes in tax, real estate, environmental and zoning laws; and

•	the possibility that one or more of our tenants will be unable to pay their rental obligations.
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
As of December 31, 2018, the following major tenants (including, for this purpose, their affiliates) accounted for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Tenant	December 31, 2018
SunTrust	8.7%
Sanofi US	7.0%
AmeriCold	5.2%
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
As of December 31, 2018, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2018
Georgia	8.4%
Florida	7.9%
New Jersey	7.6%
Alabama	7.4%
North Carolina	6.8%
Ohio	6.6%
South Carolina	5.3%
As of December 31, 2018, our tenants operated in 42 states and the District of Columbia. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease and that our cash flow and the amounts available for distributions to our stockholders will not be adversely affected.
If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition and ability to pay dividends to our stockholders could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the “IRS”) will not challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties may have vacancies for a significant period of time.
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because market values of properties depend principally upon the value of their leases, the resale value of properties with prolonged vacancies could decline significantly.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
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
We will be required to expend substantial funds for tenant improvements and tenant refurbishments to retain existing tenants or attract new tenants. In addition, we are responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops at all of our properties. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from sources, such as cash flow from operations, borrowings, property sales or future equity offerings, to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may be unable to sell a property when we desire to do so.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, as a REIT, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below.
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
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Our multi-tenant retail properties are not leased on a triple-net basis, therefore we are required to pay certain operating expenses (although we are reimbursed for others). Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay greater amounts for insurance due to changes in cost and availability, this could result in lower dividends to stockholders.
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

Real estate-related taxes may increase and, if these increases are not passed on to tenants, our cash available for dividends will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on the same basis. Increases not passed through to tenants would increase our expenses and could reduce our cash available for dividends.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash that we have available to pay dividends.
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
We may incur significant costs to comply with governmental laws and regulations, including those relating to environmental matters.
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
State and federal laws in this area are constantly evolving, and we monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we do not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or reveal that a prior owner of a property created a material environmental condition unknown to us. We may incur significant costs to defend against claims of liability, comply with environmental regulatory requirements, remediate any contaminated property, or pay personal injury claims.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to pay dividends to our stockholders.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. In these cases, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash dividends to our stockholders.
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
Costs associated with complying with the Americans with Disabilities Act may affect cash available for dividends.
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for dividends and the amount of dividends to our stockholders.

Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties, and may affect our ability to pay dividends, and the availability or the terms of financing that we have or may anticipate utilizing. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market and economic challenges may have adverse consequences, including:

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
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Based on annualized rental income on a straight-line basis as of December 31, 2018, 22.8% of our single-tenant portfolio and 53.1% of our anchor tenants in our multi-tenant portfolio are not evaluated or ranked by credit rating agencies, or are ranked below "investment grade," which includes both actual investment grade ratings of the tenant and “implied investment grade,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. Implied Investment Grade ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants for our single-tenant portfolio, 48.0% have actual investment grade ratings and 29.2% have “implied investment grade” ratings. Of our “investment grade” tenants for our anchor tenants in the multi-tenant portfolio, 32.3% have actual investment grade ratings and 14.6% have “implied investment grade” ratings.
Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Net leases may not result in fair market lease rates over time.
The majority of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and the amount of cash available to pay dividends to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Recent changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under authoritative accounting guidance for leases through December 31, 2018, a lease was classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease did not meet any of the criteria for a capital lease, the lease was considered an operating lease by the tenant, and the obligation did not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease could have appeared to enhance a tenant’s balance sheet in comparison to direct ownership. The new standards, which were effective as of January 1, 2019 for public business entities, affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. For additional information on the new standard issued in the U.S., which we adopted on January 1, 2019, see Note 3 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K.
Risks Related to Retail Properties
Retail conditions may adversely affect our income and our ability to pay dividends to our stockholders.
A substantial amount of our rental income is generated by retail properties, some of which are subject to net leases. The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, changes in consumer preferences and spending, excess amounts of retail space in a number of markets and competition for tenants in the markets, as well as the increasing use of the Internet by retailers and consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same multi-tenant property, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
A retail property’s revenues and value may also be adversely affected by the perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the retail property. Many of our multi-tenant properties, such as shopping centers and malls, are open to the public and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our Class A common stock may be negatively impacted.
The majority of our leases provide for base rent plus contractual base rent increases. Our portfolio also includes some leases with a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.
We are subject to risks related to our multi-tenant retail properties.
We own a portfolio of 33 multi-tenant retail properties that are not subject to net leases representing 36.1% of our annualized rental income on a straight-line basis as of December 31, 2018. Multi-tenant retail properties are subject to increased risk relating to the operation and management of the property, including:
•risks affecting the retail industry generally;
•the reliance on anchor tenants; and
•competition with other retail channels, including e-commerce.
In addition, because our multi-tenant retail properties are not net leased, we bear certain costs and expenses of these properties, as opposed to net leased properties that require tenants to bear all, or substantially all, of the costs and expenses of the properties.
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

A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. Although our strategy is to build a diverse portfolio of service retail properties, which is intended to help better insulate us from the effects online commerce has had on some retail operators that lease space in properties like ours, but there can be no assurance this strategy will be successful. The shift to online shopping may nonetheless cause declines in brick and mortar sales generated by certain of our tenants and may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
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
Certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2018, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2018
Restaurant	15.5%
Specialty Retail	12.2%
Healthcare	11.2%
Retail Banking	9.8%
Home Improvement	5.8%
Discount Retail	5.3%
Grocery	5.3%
Refrigerated Warehousing	5.2%
Distribution	5.0%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.

Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, or a tenant that is an anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could threaten their ongoing ability to continue paying rent and remain solvent. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant, or the bankruptcy, insolvency or downturn in business of any of our anchor tenants, could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

Risks Related to Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2018, we had total outstanding indebtedness of approximately $1.5 billion, net. In addition, we may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;

•
limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends or for other corporate purposes;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status.

The Credit Facility, and certain of our other indebtedness, contains restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
The Credit Facility (as defined herein) contains various customary operating covenants, including a restricted payments covenant that limits our ability to declare or pay dividends or other distributions on, or to purchase or redeem, any of our equity interests, with certain permitted exceptions, including the payment of distributions based on a percentage of MFFO (as defined in the Credit Facility) for an applicable period, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in the nature of our business. The Credit Facility also contains financial covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in mortgage rates may make it difficult for us to finance or refinance properties.
We have incurred, and may continue to incur, mortgage debt. We run the risk of being unable to refinance our mortgage loans when they come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and we may be required to obtain equity financing to repay the mortgage or the property may be subject to foreclosure.
Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends, and we may be adversely affected by uncertainty surrounding the LIBOR.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2018 approximately 20.1% of our $1.8 billion in total outstanding debt was variable-rate debt and not fixed by swap. Increases in interest rates on our variable-rate debt would increase our interest cost.
Some or all of our variable-rate indebtedness may use the London Inter-Bank Offered Rate (“LIBOR”) or similar rates as a benchmark for establishing the applicable interest rate. LIBOR rates increased in 2018 and may continue to increase in future periods. If we need to repay existing debt during periods of rising interest rates, we may need to sell one or more of our investments in properties even though we would not otherwise choose to do so. Moreover, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its REIT taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, our OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investments. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although the 20% deduction is scheduled to sunset after December, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents certain additional information about the properties we owned at December 31, 2018:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
			(In thousands)
Dollar General I	Apr. & May 2013	2	18	9.3	100.0%
Walgreens I	Jul. 2013	1	11	18.8	100.0%
Dollar General II	Jul. 2013	2	18	9.4	100.0%
AutoZone I	Jul. 2013	1	7	8.6	100.0%
Dollar General III	Jul. 2013	5	46	9.4	100.0%
BSFS I	Jul. 2013	1	9	5.1	100.0%
Dollar General IV	Jul. 2013	2	18	7.2	100.0%
Tractor Supply I	Aug. 2013	1	19	8.9	100.0%
Dollar General V	Aug. 2013	1	12	9.1	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	24	8.0	100.0%
Family Dollar I	Aug. 2013	1	8	2.5	100.0%
Lowe's I	Aug. 2013	5	671	10.5	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	11	11.5	100.0%
Food Lion I	Aug. 2013	1	45	10.8	100.0%
Family Dollar II	Aug. 2013	1	8	4.5	100.0%
Walgreens II	Aug. 2013	1	14	14.3	100.0%
Dollar General VI	Aug. 2013	1	9	7.2	100.0%
Dollar General VII	Aug. 2013	1	9	9.3	100.0%
Family Dollar III	Aug. 2013	1	8	3.8	100.0%
Chili's I	Aug. 2013	2	13	6.9	100.0%
CVS I	Aug. 2013	1	10	7.1	100.0%
Joe's Crab Shack I	Aug. 2013	1	8	8.3	100.0%
Dollar General VIII	Sep. 2013	1	9	9.6	100.0%
Tire Kingdom I	Sep. 2013	1	7	6.3	100.0%
AutoZone II	Sep. 2013	1	7	4.4	100.0%
Family Dollar IV	Sep. 2013	1	8	4.5	100.0%
Fresenius I	Sep. 2013	1	6	6.5	100.0%
Dollar General IX	Sep. 2013	1	9	6.3	100.0%
Advance Auto I	Sep. 2013	1	11	4.5	100.0%
Walgreens III	Sep. 2013	1	15	7.3	100.0%
Walgreens IV	Sep. 2013	1	14	5.8	100.0%
CVS II	Sep. 2013	1	14	18.1	100.0%
Arby's I	Sep. 2013	1	3	9.5	100.0%
Dollar General X	Sep. 2013	1	9	9.3	100.0%
AmeriCold I	Sep. 2013	9	1,407	8.8	100.0%
Home Depot I	Sep. 2013	2	1,315	8.1	100.0%
New Breed Logistics I	Sep. 2013	1	390	2.8	100.0%
American Express Travel Related Services I	Sep. 2013	1	396	1.3	100.0%
SunTrust Bank I (2)	Sep. 2013	22	113	9.4	90.7%
National Tire & Battery I	Sep. 2013	1	11	4.9	100.0%
Circle K I	Sep. 2013	19	55	9.8	100.0%
Walgreens V	Sep. 2013	1	14	8.7	100.0%
Walgreens VI	Sep. 2013	1	15	10.3	100.0%
FedEx Ground I	Sep. 2013	1	22	4.4	100.0%
Walgreens VII	Sep. 2013	8	113	10.4	100.0%
O'Charley's I	Sep. 2013	20	136	12.8	100.0%
Krystal I	Sep. 2013	6	13	10.7	100.0%
1st Constitution Bancorp I	Sep. 2013	1	5	5.1	100.0%
American Tire Distributors I	Sep. 2013	1	125	5.1	100.0%
Tractor Supply II	Oct. 2013	1	24	4.8	100.0%
United Healthcare I	Oct. 2013	1	400	2.5	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
			(In thousands)
National Tire & Battery II	Oct. 2013	1	7	13.5	100.0%
Tractor Supply III	Oct. 2013	1	19	9.3	100.0%
Mattress Firm II	Oct. 2013	1	4	4.7	100.0%
Dollar General XI	Oct. 2013	1	9	8.3	100.0%
Academy Sports I	Oct. 2013	1	72	9.5	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22	4.3	100.0%
Amazon I	Oct. 2013	1	79	4.6	100.0%
Fresenius II	Oct. 2013	2	16	8.6	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18	10.0	100.0%
Dollar General XIII	Nov. 2013	1	9	7.3	100.0%
Advance Auto II	Nov. 2013	2	14	4.4	100.0%
FedEx Ground II	Nov. 2013	1	49	4.6	100.0%
Burger King I	Nov. 2013	41	168	14.9	100.0%
Dollar General XIV	Nov. 2013	3	27	9.4	100.0%
Dollar General XV	Nov. 2013	1	9	9.8	100.0%
FedEx Ground III	Nov. 2013	1	24	4.7	100.0%
Dollar General XVI	Nov. 2013	1	9	6.9	100.0%
Family Dollar V	Nov. 2013	1	8	4.3	100.0%
CVS III	Dec. 2013	1	11	5.1	100.0%
Mattress Firm III	Dec. 2013	1	5	9.5	100.0%
Arby's II	Dec. 2013	1	3	9.3	100.0%
Family Dollar VI	Dec. 2013	2	17	5.1	100.0%
SAAB Sensis I	Dec. 2013	1	91	6.3	100.0%
Citizens Bank I	Dec. 2013	9	35	5.0	100.0%
SunTrust Bank II (2)	Jan. 2014	23	115	10.1	100.0%
Mattress Firm IV	Jan. 2014	1	5	5.7	100.0%
FedEx Ground IV	Jan. 2014	1	59	4.5	100.0%
Mattress Firm V	Jan. 2014	1	6	4.8	100.0%
Family Dollar VII	Feb. 2014	1	8	5.5	100.0%
Aaron's I	Feb. 2014	1	8	4.7	100.0%
AutoZone III	Feb. 2014	1	7	4.3	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671	4.2	100.0%
Advance Auto III	Feb. 2014	1	6	5.7	100.0%
Family Dollar VIII	Mar. 2014	3	25	4.6	100.0%
Dollar General XVII	Mar. & May 2014	3	27	9.3	100.0%
SunTrust Bank III (2)	Mar. 2014	85	483	10.9	88.2%
SunTrust Bank IV (2)	Mar. 2014	18	96	10.9	100.0%
Dollar General XVIII	Mar. 2014	1	9	9.3	100.0%
Sanofi US I	Mar. 2014	1	737	14.0	100.0%
Family Dollar IX	Apr. 2014	1	8	5.3	100.0%
Stop & Shop I	May 2014	7	492	8.0	100.0%
Bi-Lo I	May 2014	1	56	7.0	100.0%
Dollar General XIX	May 2014	1	12	9.7	100.0%
Dollar General XX	May 2014	5	49	8.3	100.0%
Dollar General XXI	May 2014	1	9	9.7	100.0%
Dollar General XXII	May 2014	1	11	8.3	100.0%
FedEx Ground V	Feb. 2016	1	46	6.6	100.0%
FedEx Ground VI	Feb. 2016	1	121	6.7	100.0%
FedEx Ground VII	Feb. 2016	1	42	6.8	100.0%
FedEx Ground VIII	Feb. 2016	1	79	6.8	100.0%
Liberty Crossing	Feb. 2017	1	106	3.9	90.9%
San Pedro Crossing	Feb. 2017	1	202	3.6	59.9%
Tiffany Springs MarketCenter	Feb. 2017	1	265	6.0	88.4%
The Streets of West Chester	Feb. 2017	1	237	10.1	95.1%
Prairie Towne Center	Feb. 2017	1	289	5.8	95.3%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
			(In thousands)
Southway Shopping Center	Feb. 2017	1	182	4.3	88.7%
Stirling Slidell Centre	Feb. 2017	1	134	3.2	56.0%
Northwoods Marketplace	Feb. 2017	1	236	3.1	96.5%
Centennial Plaza	Feb. 2017	1	234	4.7	77.8%
Northlake Commons	Feb. 2017	1	109	3.0	86.6%
Shops at Shelby Crossing	Feb. 2017	1	236	3.8	97.6%
Shoppes of West Melbourne	Feb. 2017	1	144	3.4	97.3%
The Centrum	Feb. 2017	1	271	4.7	52.5%
Shoppes at Wyomissing	Feb. 2017	1	103	3.1	90.0%
Southroads Shopping Center	Feb. 2017	1	438	4.6	71.2%
Parkside Shopping Center	Feb. 2017	1	182	4.5	90.5%
Colonial Landing	Feb. 2017	1	264	4.1	70.0%
The Shops at West End	Feb. 2017	1	382	7.5	73.6%
Township Marketplace	Feb. 2017	1	299	4.1	93.9%
Cross Pointe Centre	Feb. 2017	1	226	10.0	100.0%
Towne Centre Plaza	Feb. 2017	1	94	4.1	100.0%
Village at Quail Springs	Feb. 2017	1	100	6.8	100.0%
Pine Ridge Plaza	Feb. 2017	1	239	3.6	97.4%
Bison Hollow	Feb. 2017	1	135	4.9	100.0%
Jefferson Commons	Feb. 2017	1	206	7.5	93.7%
Northpark Center	Feb. 2017	1	318	5.7	99.2%
Anderson Station	Feb. 2017	1	244	3.3	98.0%
Patton Creek	Feb. 2017	1	491	3.8	85.8%
North Lakeland Plaza	Feb. 2017	1	171	1.7	94.9%
Riverbend Marketplace	Feb. 2017	1	143	5.1	90.5%
Montecito Crossing	Feb. 2017	1	180	3.5	96.7%
Best on the Boulevard	Feb. 2017	1	205	4.4	91.0%
Shops at RiverGate South	Feb. 2017	1	141	6.7	100.0%
Dollar General XXIII	Mar. & May 2017	8	72	10.6	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18	6.1	100.0%
Bob Evans I	Apr. 2017	23	117	18.3	100.0%
FedEx Ground IX	May 2017	1	54	7.4	100.0%
Chili's II	May 2017	1	6	8.8	100.0%
Sonic Drive In I	June 2017	2	3	13.5	100.0%
Bridgestone HOSEPower I	June 2017	2	41	10.6	100.0%
Bridgestone HOSEPower II	July 2017	1	25	10.8	100.0%
FedEx Ground X	July 2017	1	142	8.5	100.0%
Chili's III	Aug. 2017	1	6	8.8	100.0%
FedEx Ground XI	Sep. 2017	1	29	8.5	100.0%
Hardee's I	Sep. 2017	4	13	18.8	100.0%
Tractor Supply IV	Oct. 2017	2	51	7.9	100.0%
Circle K II	Nov. 2017	6	20	18.5	100.0%
Sonic Drive In II	Nov. 2017	20	30	18.9	100.0%
Bridgestone HOSEPower III	Dec. 2017	1	21	11.5	100.0%
Sonny's BBQ I	Jan. 2018	3	19	15.1	100.0%
Mountain Express I	Jan. 2018	9	30	19.0	100.0%
Kum & Go I	Feb. 2018	1	5	9.4	100.0%
DaVita I	Feb. 2018	2	13	7.2	100.0%
White Oak I	Mar. 2018	9	22	19.9	100.0%
Mountain Express II	June 2018	15	59	19.3	100.0%
Dialysis I	July 2018	7	65	9.4	100.0%
Children of America I	Aug. 2018	2	32	14.7	100.0%
Burger King II	Aug. 2018	1	3	14.7	100.0%
White Oak II	Aug. 2018	9	18	18.9	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
			(In thousands)
Bob Evans II	Aug. 2018	22	112	18.3	100.0%
Mountain Express III	Sep. 2018	14	47	19.6	100.0%
Taco John's	Sep. 2018	7	15	14.8	100.0%
White Oak III	Oct. 2018	1	4	19.9	100%
DaVita II	Oct. 2018	1	9	8.2	100%
Pizza Hut I	Oct. 2018	9	23	14.8	100%
Little Caesars I	Dec. 2018	11	19	20.0	100%
Caliber Collision I	Dec. 2018	3	48	13.3	100%
Tractor Supply V	Dec. 2018	4	79	12.7	100%
		626	19,050	8.6	94.7%
_____________________

(1)	Remaining lease term in years as of December 31, 2018. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes certain of the seven properties leased to SunTrust which were unoccupied as of December 31, 2018. There were six properties that had leases expire on December 31, 2017 and one property that had lease expire on March 31, 2018, comprising less than 0.1 million rentable square feet. As of December 31, 2018, these seven properties were being marketed for sale, subject to a LOI or PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2018:

State	Number of Properties	Annualized Rental Income on a Straight-Line Basis(1)	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
Alabama	27	$17,978	7.6%	2,565	13.1%
Arizona	1	352	0.1%	22	0.1%
Arkansas	6	662	0.3%	55	0.3%
Colorado	3	504	0.2%	25	0.1%
Connecticut	2	1,640	0.7%	84	0.4%
Delaware	1	176	0.1%	5	0.1%
District Of Columbia	1	235	0.1%	3	0.1%
Florida	67	19,337	7.9%	1,196	6.3%
Georgia	70	20,456	8.4%	1,778	9.3%
Idaho	3	321	0.1%	14	0.1%
Illinois	33	8,757	3.6%	664	3.5%
Indiana	10	1,409	0.6%	59	0.3%
Iowa	23	2,584	1.1%	149	0.8%
Kansas	2	2,516	1.0%	241	1.3%
Kentucky	8	7,141	2.9%	511	2.7%
Louisiana	16	2,299	0.9%	273	1.4%
Maine	1	202	0.1%	12	0.1%
Maryland	5	1,096	0.4%	21	0.1%
Massachusetts	6	6,069	2.5%	589	3.1%
Michigan	33	5,707	2.3%	338	1.8%
Minnesota	8	11,342	4.6%	752	3.9%
Mississippi	26	3,031	1.2%	149	0.8%
Missouri	11	6,597	2.7%	557	2.9%
Nebraska	3	514	0.2%	12	0.1%
Nevada	3	6,652	2.7%	396	2.1%
New Jersey	4	18,655	7.6%	818	4.3%
New Mexico	2	336	0.1%	27	0.2%
New York	10	2,351	1.0%	172	0.9%
North Carolina	36	16,614	6.8%	1,440	7.6%
North Dakota	3	1,222	0.5%	170	0.9%
Ohio	64	16,085	6.6%	840	4.4%
Oklahoma	5	7,515	3.1%	799	4.2%
Pennsylvania	20	9,147	3.7%	510	2.7%
Rhode Island	2	2,419	1.0%	149	0.8%
South Carolina	17	12,840	5.3%	1,410	7.4%
South Dakota	2	339	0.1%	47	0.2%
Tennessee	32	4,248	1.7%	280	1.5%
Texas	23	10,160	4.2%	726	3.8%
Utah	1	3,397	1.4%	396	2.1%
Virginia	23	2,930	1.2%	181	1.0%
West Virginia	7	1,175	0.5%	39	0.2%
Wisconsin	4	6,629	2.7%	532	2.8%
Wyoming	2	583	0.2%	44	0.2%
Total	626	$244,222	100.0%	19,050	100.0%
_____________________________

(1)	Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2018, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2018. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2019	$232,222
2020	223,025
2021	211,918
2022	200,974
2023	185,455
2024	165,851
2025	152,923
2026	142,418
2027	120,636
2028	93,177
Thereafter	409,419
$2,138,018
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income on a Straight-Line Basis(1)	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
2019	84	$7,242	3.0%	473	2.6%
2020	97	12,362	5.1%	990	5.5%
2021	79	16,043	6.6%	1,378	7.6%
2022	79	10,886	4.5%	1,097	6.1%
2023	117	22,403	9.2%	2,557	14.2%
2024	68	15,850	6.5%	1,201	6.7%
2025	60	17,034	7.0%	1,398	7.7%
2026	38	15,509	6.4%	1,029	5.7%
2027	95	33,025	13.5%	3,523	19.5%
2028	71	9,798	3.8%	790	4.4%
	788	$160,152	65.6%	14,436	80.0%
_____________________________

(1)	Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2018, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
There were no tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2018.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of the following properties each represents 5.0% or more of our total portfolio’s rentable square feet or annualized rental income on a straight-line basis as of December 31, 2018. The tenant concentrations of these properties are summarized below:

C&S Wholesale Grocers - Birmingham, AL
C&S Wholesale Grocers - Birmingham, AL is a freestanding, single-tenant distribution facility, comprised of 1,311,295 total rentable square feet and is 100.0% leased to a subsidiary of C&S Wholesale Grocers, Inc., and the lease is guaranteed by C&S Wholesale Grocers, Inc. As of December 31, 2018, the tenant has 4.5 years remaining on its lease which expires in June 2023. The lease has annualized rental income on a straight-line basis of $4.7 million and contains one ten-year renewal option, followed by six five-year renewal options.
Sanofi US - Bridgewater, NJ
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2018, the tenant has 14.0 years remaining on its lease which expires in December 2032. The lease has annualized rental income on a straight-line basis of $17.1 million and contains two five-year renewal options.
Property Financings
See Note 5 — Mortgage Notes Payable, Net and Note 6 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2018 and 2017.
Item 3. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of us and RCA and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and American Realty Capital Retail Advisor, LLC), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2018 or 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intend to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. That motion is now pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On October 26, 2018, Terry Hibbard, a purported stockholder of ours, filed a putative class action complaint in New York State Supreme Court, New York County, against us, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of our common stock during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against us and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of our sale of stock pursuant to the registration statement. We believe the complaint is without merit and intend to defend vigorously. We have not yet answered or moved to dismiss the complaint. The parties have agreed to stay this litigation pending a decision on the motion to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the Nasdaq under the symbol “AFIN” as of July 19, 2018. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT"), Modern Index Strategy Indexes ("MSCI"), and the Nasdaq Index for the period commencing July 19, 2018, the date on which we listed our Class A common stock on the Nasdaq and ending December 31, 2018. The graph assumes an investment of $100 on July 19, 2018.

Holders
As of February 28, 2019, we had 106.1 million shares of common stock outstanding held by a total of 42,007 stockholders.
Common Stock Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders annually. The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time prior to dividends being declared. Therefore, dividend payments are not assured.
Under the restricted payments covenant in the Credit Facility, we may declare or pay cash dividends in an aggregate amount (excluding cash dividends reinvested through our DRIP) not to exceed the greater of (i) 120% of our MFFO (as defined in the Credit Facility); or (ii) the amount necessary for us to be able to make dividends required to maintain our status as a REIT. For more information on the Credit Facility, see Note 6 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K.

The following table details from a tax perspective, the portion of dividends classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018		2017		2016
Return of capital	93.2%	$1.03	82.7%	$1.22	76.0%	$1.25
Ordinary dividend income	6.8%	0.07	17.3%	0.25	24.0%	0.40
Total	100.0%	$1.10	100.0%	$1.47	100.0%	$1.65
On April 9, 2013, our board of directors authorized, and we declared a dividend payable to stockholders of record equivalent to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. The first dividends declared under the new rate were paid on or about August 5, 2017. In connection with the Listing, our board of directors changed the rate at which we pay dividends on our common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Additionally, effective July 1, 2018, we transitioned to declaring dividends based on monthly, rather than daily, record dates and will generally pay dividends on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
During the years ended December 31, 2018 and 2017, cash used to pay our dividends was generated from cash flows provided by operations, a portion of proceeds from shares issued pursuant to the DRIP and available cash on hand, which includes proceeds from financings and the sale of real estate investments.
Share-Based Compensation
Prior to the Listing, our board of directors had adopted an employee and director restricted share plan (the “RSP”). Effective at the Listing, our board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). The 2018 Equity Plan succeeded and replaced the existing RSP. Also, we granted an award of LTIP Units to the Advisor pursuant to the 2018 OPP.
The following table sets forth information regarding securities authorized for issuance under the 2018 Equity Plan and the 2018 OPP as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	4,496,786	(1)	—	5,970,710	(2)
Total	4,496,786	(1)	—	5,970,710	(2)
(1) Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2018 OPP. These LTIP Units may be earned by the Advisor based on our achieving of threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period commencing on July 19, 2018 and ending on the earliest of (i) July 19, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2018 OPP, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2) We have the Advisor Plan and the Individual Plan which we refer to together as the 2018 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Participation in the Individual Plan is open to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. By contrast, participation in the Advisor Plan is only open to the Advisor. The number of shares that may be subject to awards under the 2018 Equity Plan, in the aggregate, is 10.0% of our outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan will reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. As of December 31, 2018, we had 106,230,901 shares of our common stock issued and outstanding on a fully diluted basis, and 4,652,380 shares of our Class A common stock had been issued under or were subject to awards under the 2018 Equity Plan (including unearned LTIP Units). For additional information on the 2018 Equity Plan, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recent Sale of Unregistered Equity Securities
There were no recent sales of unregistered equity securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 10, 2018, we repurchased approximately 19,945 fractional shares of Class B-1 common stock in connection with the automatic conversion of all shares of Class B-1 common stock into shares of Class A common stock at a price of $14.79 per share, the closing price of Class A common stock on October 9, 2018. See Note 9 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

	Historical
	December 31,
Balance sheet data (In thousands)	2018	2017	2016	2015	2014
Total real estate investments, at cost	$3,484,797	$3,510,907	$2,024,387	$2,218,127	$2,218,127
Commercial mortgage loans, held for investment, net	—	—	17,175	17,135	—
Assets held for sale	44,519	4,682	137,602	56,884	—
Total assets	3,262,547	3,296,650	2,064,459	2,237,088	2,224,805
Mortgage notes payable, net	1,196,113	1,303,433	1,032,956	1,048,474	487,954
Credit Facility	324,700	95,000	—	—	423,000
Total liabilities	1,652,812	1,555,594	1,079,593	1,110,339	959,640
Total stockholders’ equity	1,609,735	1,741,056	984,866	1,126,749	1,265,165

	Historical
	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2018	2017	2016	2015	2014
Total revenues	$291,207	$270,910	$177,668	$174,498	$158,380
Operating expenses	(294,528)	(272,548)	(178,287)	(141,347)	(135,477)
Gains on dispositions of real estate investments	31,776	15,128	454	—	—
Operating income (loss)	28,455	13,490	(165)	33,151	22,903
Total other expenses, net	(65,926)	(60,067)	(54,090)	(54,268)	(24,900)
Net loss	(37,471)	(46,577)	(54,255)	(21,117)	(1,997)
Net loss attributable to non-controlling interests	62	83	—	—	—
Net loss attributable to stockholders	$(37,409)	$(46,494)	$(54,255)	$(21,117)	$(1,997)

Other data:
Cash flows provided by operating activities	$95,037	$92,464	$73,369	$89,458	$99,811
Cash flows (used in) provided by investing activities	(188,215)	(19,159)	37,830	(61,718)	(490,814)
Cash flows provided by (used in) by financing activities	75,555	(85,156)	(110,481)	35,887	364,587
Per share data:
Basic and diluted net loss per share	$(0.35)	$(0.47)	$(0.83)	$(0.32)	$(0.03)
Common stock dividends declared per share	$1.10	$1.47	$1.65	$1.65	$1.65
Basic and diluted weighted-average shares outstanding	105,560,053	99,649,471	65,450,432	66,028,245	64,333,260

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
Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger, a portfolio of retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased retail properties. As of December 31, 2018, we owned 626 properties, comprised of 19.1 million rentable square feet, which were 94.7% leased, including 593 of net leased commercial properties (554 which are retail properties), representing 64% of annualized rental income on straight-line basis, and 33 retail properties which were acquired in the Merger. As of December 31, 2017, we owned 505 of net leased commercial properties, representing 61% of annualized rental income on straight-line basis.
We are a Maryland corporation, incorporated on January 22, 2013, that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On the Listing Date, we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on the Nasdaq under the symbol “AFIN.” Related to the Listing, we incurred fees of $5.0 million for the year ended December 31, 2018 for financial advisory and other transaction related costs.
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of our Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. As of December 31, 2018, we had 106.2 million shares of common stock outstanding, comprised of approximately 80.0 million shares of Class A common stock and approximately 26.2 million shares of Class B-2 common stock. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. For additional information, see Note 9 — Common Stock and Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Property Manager serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln.
Completed Merger
American Realty Capital — Retail Centers of America, Inc. Merger
On February 16, 2017, we completed the Merger, representing (a) the merger of RCA with and into one of our wholly owned subsidiaries and (b) the merger of the RCA OP with and into the OP, with the OP as the surviving entity. RCA was sponsored and advised by affiliates of the Advisor. We issued 38.2 million shares of our common stock and paid $94.5 million in cash as consideration to complete the Merger. For additional information on the Merger, see Note 2 — Merger Transaction to our consolidated financial statements included in this Annual Report on Form 10-K.
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
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests in a business combination are recorded at their estimated fair values.
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
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.
In allocating non-controlling interests in a business combination, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
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
Goodwill
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Impairment indicators may be an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2018, we used a qualitative assessment approach to determine whether it is more likely than not that the fair value of the reporting unit, which contains goodwill, is less than its carrying value. Based on our assessment we determined that goodwill was not impaired as of December 31, 2018, and no further analysis was required.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Comparison of the Year Ended December 31, 2018 to 2017
There were 388 properties that we owned for the entirety of the years ended December 31, 2018 and 2017 (our “2017-2018 Same Store”), comprised of approximately 10.6 million rentable square feet that were 99.4% leased as of December 31, 2018. On February 16, 2017, we acquired 35 retail properties in the Merger (the “Merger Acquisitions”), comprised of 7.5 million rentable square feet that were 87.0% leased as of December 31, 2018. Additionally, during 2018 and 2017, excluding properties acquired in the Merger, we acquired 205 properties (our “Acquisitions Since January 1, 2017”), comprised of 1.3 million rentable square feet that were 100.0% leased as of December 31, 2018. During 2018 and 2017, we sold 69 properties, including two properties acquired in the Merger (our “Disposals Since January 1, 2017”), comprised of approximately 3.0 million rentable square feet.
The following table summarizes our leasing activity during the year ended December 31, 2018:

	Year Ended December 31, 2018
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases (2)	30	441,996	$—	$4,283	$2,075	$4.69
Lease renewals/amendments (2)	89	807,024	12,581	12,081	625	0.77
Lease terminations (3)	(15)	158,837	1,746	—	—	—
_____________________________________

(1)	Annualized rental income on a straight-line basis.

(2)
New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2018, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2018.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.

Net Loss
Net loss attributable to stockholders decreased $9.1 million to $37.4 million for the year ended December 31, 2018 from $46.5 million for the year ended December 31, 2017. The change in net loss attributable to stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.

Property Results of Operations

	Same Store			Acquisitions			Disposals			Merger			Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2018	2017		$2018	2017		$2018	2017		$2018	2017		$2018	2017	$
Rental income	$125,066	$126,212	$(1,146)	$20,059	$5,626	$14,433	$10,435	$21,776	$(11,341)	100,597	$86,650	$13,947	$256,157	$240,264	$15,893
Operating Expense Re-imbursements	2,745	2,624	121	605	138	467	1,120	2,643	(1,523)	30,580	24,155	6,425	35,050	29,560	5,490
Less: Property operating expenses	4,924	3,975	949	736	152	584	2,733	2,563	170	45,675	35,904	9,771	54,068	42,594	11,474
NOI	$122,887	$124,861	$(1,974)	$19,928	$5,612	$14,316	$8,822	$21,856	$(13,034)	$85,502	$74,901	$10,601	$237,139	$227,230	$9,909
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net loss attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation to our net loss attributable to stockholders.
Rental income increased $15.9 million to $256.2 million for the year ended December 31, 2018, compared to $240.3 million for the year ended December 31, 2017. This increase in rental income was primarily due to $13.9 million of incremental rental income from the Merger Acquisitions, as well as $14.4 million of incremental rental income from our Acquisitions Since January 1, 2017. These increases were partially offset by a decrease in rental income of $11.3 million from our Disposals Since January 1, 2017. Our 2017-2018 Same Store rental income decreased by $1.1 million primarily due to certain SunTrust leases that expired on December 31, 2017.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expenses are generally linked. Operating expense reimbursement revenue increased $5.5 million to $35.1 million for the year ended December 31, 2018, compared to $29.6 million for the year ended December 31, 2017. This increase was primarily driven by a $6.4 million increase in operating expense reimbursements from the Merger Acquisitions, as well as increases in our 2017-2018 Same Store operating expense reimbursements and our Acquisitions Since January 1, 2017 of $0.1 million and $0.5 million, respectively. These increases were partially offset by a decrease in operating expense reimbursements of $1.5 million from our Disposals Since January 1, 2017 and with respect to our 2017-2018 Same Store, the cessation of operating expense reimbursements from certain SunTrust leases that expired on December 31, 2017.
Property operating expense increased $11.5 million to $54.1 million for the year ended December 31, 2018, compared to $42.6 million for the year ended December 31, 2017. This increase was primarily driven by an increase in property operating expense of $9.8 million from the Merger Acquisitions, as well as increases in our 2017-2018 Same Store property operating expense and our Acquisitions Since January 1, 2017 property operating expense of $0.9 million and $0.6 million, respectively.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.2 million to $23.1 million for the year ended December 31, 2018, compared to $20.9 million for the year ended December 31, 2017. Prior to the effective time of the Merger in February 2017, we paid the Advisor (i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and (ii) a variable management fee payable only if we achieve a quarterly Core Earnings (as defined in the advisory agreement) per share threshold, payable quarterly in arrears. Following the effective time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the effective time of the Merger; (ii) $22.5 million annually for the second year following the effective time of the Merger; and (iii) $24.0 million annually for the remainder of the term. We did not pay any variable management fees during the year ended December 31, 2018 and 2017. Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $21.1 million of impairment charges during the year ended December 31, 2018. This amount is comprised of impairment charges of $11.0 million, which were recorded upon reclassification of 25 properties (20 leased to SunTrust) to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $10.1 million, related to 12 properties (9 leased to SunTrust) classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA. We incurred $25.0 million of impairment charges during the year ended December 31, 2017, $4.5 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $20.5 million of impairment charges were taken on held for use properties we sold during the year ended December 31, 2017 or that we owned as of December 31, 2017. See Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense decreased $3.8 million to $5.6 million for the year ended December 31, 2018, compared to $9.4 million for the year ended December 31, 2017. Effective January 1, 2018, acquisition costs related to our asset acquisitions are capitalized rather than expensed (see Note 3 — Summary of Significant Accounting Policies — “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K for more information). Acquisition and transaction related expenses for the year ended December 31, 2018 were primarily related to prepayment charges on mortgages related to our disposition of 44 properties. Acquisition and transaction related expenses for the year ended December 31, 2017 were primarily due to costs incurred in connection with the Merger. These costs included fees to the special committee’s financial advisor and legal counsel of $4.1 million, fees to transfer RCA’s mortgages and credit facility of $0.8 million and legal and other fees related to the Merger of $0.5 million. Additionally, we incurred $4.0 million of costs related to our acquisition of 75 properties (excluding properties acquired in the Merger) during the year ended December 31, 2017.
Listing Fees
During the year ended December 31, 2018, we paid approximately $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to BMO Capital Markets Corp., our financial advisor for the Listing.
Vesting and Conversion of Class B Units
During the year ended December 31, 2018, we recorded a non-cash expense of $15.8 million related to the vesting and conversion of units of limited partnership of the OP designated as “Class B Units” (“Class B Units”). The vesting conditions relating to the Class B Units, which were previously issued to the Advisor, were fully satisfied upon completion of the Listing. The Class B Units were then converted into an equal number of Class A Units and redeemed for an equal number of newly issued shares of Class A common stock. For additional details on the Class B Units, see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
Share-Based Compensation — Multi-Year Outperformance Agreement
During the year ended December 31, 2018, we recorded non-cash share based compensation expense of $4.8 million resulting from the 2018 OPP. For additional details on the 2018 OPP, see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
General and Administrative Expense
General and administrative expense increased $4.5 million to $25.1 million for the year ended December 31, 2018, compared to $20.6 million for the year ended December 31, 2017. The increase was due to higher legal fees, transfer agent fees and general and administrative expense reimbursements to our Advisor, which increased $0.8 million to $9.3 million for the year ended December 31, 2018, compared to $8.5 million for the year ended December 31, 2017. These increases were partially offset by lower consulting fees and lower expense related to distributions on Class B Units, which vested and converted and were redeemed for shares of Class A common stock in connection with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $14.1 million to $139.9 million for the year ended December 31, 2018, compared to $154.0 million for the year ended December 31, 2017. Depreciation and amortization expense was impacted by decreases of $8.7 million from our Disposals Since January 1, 2017 and $10.6 million from our 2017-2018 Same Store properties, partially offset by increases of $0.2 million from the Merger Acquisitions and $5.0 million related to our Acquisitions Since January 1, 2017. The decrease in depreciation expense from our 2017-2018 Same Store properties was primarily due to the expiration of in-place lease intangible assets in December 2017 and March 2018 related to certain properties leased to SunTrust.
The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $6.5 million to $66.8 million for the year ended December 31, 2018, compared to $60.3 million for the year ended December 31, 2017. This increase is primarily related to higher average mortgage notes payable in 2018, including debt assumed in the Merger on February 16, 2017, and higher weighted-average interest rates on the Credit Facility when compared to our prior revolving unsecured corporate credit facility (the “Prior Credit Facility”), which was repaid with the proceeds from the Credit Facility in May 2018. As of December 31, 2018 and 2017, the weighted-average interest rates on our mortgage notes payable were 4.60% and 4.68%, respectively and the weighted-average interest rate on our Credit Facility and our Prior Credit Facility was 4.10% and 2.48%, respectively.

	Year Ended December 31,
	2018			2017
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage notes payable	$1,254,541	$58,274	4.60%	$1,107,683	$52,377	4.68%
Credit Facility/Prior Credit Facility	$150,864	6,729	4.10%	$194,154	5,462	2.48%
Amortization of deferred financing costs		5,648			6,693
Amortization of mortgage premiums		(3,790)			(4,096)
Gain on derivative instruments		(72)			(131)
Interest Expense		$66,789			$60,305
Gain on Sale of Real Estate Investments
During the year ended December 31, 2018, we sold 44 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $161.5 million, resulting in aggregate gains on sale of $31.8 million.
During the year ended December 31, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million. Additionally, we sold three properties leased to C&S Wholesale Grocer for an aggregate contract price of $120.2 million, net of closing costs, resulting in a gain on sale of $8.6 million. We also sold 18 properties leased to SunTrust for an aggregate contract price of $14.6 million resulting in a gain on sale of $0.9 million and we sold one property leased to Stop & Shop for a contract price of $7.9 million, resulting in a gain on sale of $0.2 million.
For additional information on real estate sales, see Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Comparison of the Year Ended December 31, 2017 to 2016
There were 426 properties that we owned for the entirety of the years ended December 31, 2017 and 2016 (our “2016-2017 Same Store”), comprised of 11.0 million rentable square feet that were 99.9% leased. We acquired 35 retail properties in the Merger (the “Merger Acquisitions”), comprised of 7.5 million rentable square feet that were 87.6% leased as of December 31, 2017. Additionally, during 2016 and 2017, excluding properties acquired in the Merger, we acquired 79 properties (our “Acquisitions Since January 1, 2016”), comprised of 0.9 million rentable square feet that were 100.0% leased as of December 31, 2017. During 2016 and 2017, we sold 37 properties (our “Disposals Since January 1, 2016”), comprised of 2.1 million rentable square feet.
The following table summarizes our leasing activity during the year ended December 31, 2017:

	Year Ended December 31, 2017
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases (2)	12	58,651	$—	$925	$585	$9.97
Lease renewals/amendments (2)	69	1,527,746	28,727	27,465	7,397	4.84
Lease terminations (3)	(9)	240,038	3,113	—	—	—
_____________________________________

(1)	Annualized rental income on a straight-line basis.

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

Lease renewals/amendments in the table above includes an amendment to our lease with Sanofi US, which extended its remaining lease term from nine years as of June 30, 2017 to 15 years as of December 31, 2017. In connection with the amendment, we paid a $6.1 million leasing commission, which has been capitalized to deferred costs, net on the accompanying consolidated balance sheet as of December 31, 2017 and will be amortized over the term of the lease. As of December 31, 2017, Sanofi US was our second largest tenant, representing 7.1% of total annualized rental income on a straight-line basis.

Net Loss
Net loss attributable to stockholders decreased $7.8 million to $46.5 million for the year ended December 31, 2017 from $54.3 million for the year ended December 31, 2016. The change in net loss attributable to stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Merger			Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2017	2016		$2017	2016		$2017	2016		$2017	2016		$2017	2016	$
Rental income	$137,853	$138,230	$(377)	$5,626	$—	$5,626	$6,447	$26,156	$(19,709)	$90,338	$—	$90,338	$240,264	$164,386	$75,878
Operating Expense Re-imbursements	2,807	2,878	(71)	138	—	138	1,424	9,354	(7,930)	25,191	$—	25,191	29,560	12,232	17,328
Less: Property operating	4,435	4,216	219	152	—	152	642	9,398	(8,756)	37,365	—	37,365	42,594	13,614	28,980
NOI	$136,225	$136,892	$(667)	$5,612	$—	$5,612	$7,229	$26,112	$(18,883)	$78,164	$—	$78,164	$227,230	$163,004	$64,226
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net loss attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation to our net loss attributable to stockholders.
Rental income increased $75.9 million to $240.3 million for the year ended December 31, 2017, compared to $164.4 million for the year ended December 31, 2016. This increase in rental income was primarily due to $90.3 million of incremental income from the Merger Acquisitions, as well as a $5.6 million of incremental rental income from our other acquisitions since January 1, 2016. These increases were partially offset by a decrease in rental income of $19.7 million from our disposals since January 1, 2016.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. As such, operating expense reimbursement income and property operating expenses are generally linked. Operating expense reimbursement revenue increased $17.3 million to $29.6 million for the year ended December 31, 2017, compared to $12.2 million for the year ended December 31, 2016. This increase was primarily driven by $25.2 million of operating expense reimbursements from the Merger Acquisitions. This increase was partially offset by a decrease in operating expense reimbursements of $7.9 million from our disposals since January 1, 2016. Our year-over-year Same Store operating expense reimbursements remained relatively consistent at $2.8 million.
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

Other Results of Operations
Interest Income from Debt Investments
Interest income from debt investments was relatively flat for the year ended December 31, 2017, when compared to the year ended December 31, 2016. Interest income from debt investments related to our commercial real estate loan investments. For the year ended December 31, 2017, the average carrying value of our commercial mortgage loans was $15.8 million, with a weighted-average yield of 6.43%. For the year ended December 31, 2016, we had commercial mortgage loans with a weighted-average carrying value of $21.5 million and a weighted-average yield of 4.57%.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.9 million to $20.9 million for the year ended December 31, 2017, compared to $18.0 million for the year ended December 31, 2016. Prior to the effective time of the Merger, we paid our Advisor i) a base management fee with a fixed portion of $1.5 million payable monthly and a variable portion, if applicable, payable quarterly in arrears, and ii) a variable management fee, if applicable, payable quarterly in arrears. Following the Effective Time of the Merger, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. We did not incur any variable management fees during the years ended December 31, 2017 and 2016. Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $25.0 million of impairment charges during the year ended December 31, 2017, $4.5 million of which related to properties sold or reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell.
The remaining $20.5 million of impairment charges were taken on held for use properties we sold during the year ended December 31, 2017 or that we owned as of December 31, 2017. Most of these properties are operated by SunTrust and had lease terms set to expire between December 31, 2017 and March 31, 2018. As of December 31, 2017, 14 of these SunTrust properties were either being marketed for sale or were subject to a LOI or a PSA. There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. See Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details. We determined, based on LOIs or PSAs entered into, that the carrying value of these properties exceeded their estimated fair values as of December 31, 2017. We incurred $27.3 million of impairment charges during the year ended December 31, 2016.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense increased $2.3 million to $9.4 million for the year ended December 31, 2017, compared to $7.1 million for the year ended December 31, 2016. Acquisition and transaction related expenses for the year ended December 31, 2017 were primarily in connection with the Merger. These costs include fees to the special committee’s financial advisor and legal counsel of $4.1 million, fees to transfer RCA’s mortgages and credit facility of $0.8 million and legal and other fees related to the Merger of $0.5 million. Additionally, we incurred $4.0 million of costs related to our acquisition of 75 properties (excluding properties acquired in the Merger) during the year ended December 31, 2017. Acquisition and transaction related expenses for the year ended December 31, 2016 were primarily in connection with the Merger.
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased $52.9 million to $154.0 million for the year ended December 31, 2017, compared to $101.1 million for the year ended December 31, 2016. We incurred depreciation and amortization expense of $65.4 million for the approximately 10.5 months that we owned the properties acquired from RCA in the Merger and $2.3 million on our Acquisitions since January 1, 2016. Additionally, depreciation and amortization expense decreased $14.3 million on our Disposals since January 1, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense increased $6.1 million to $60.3 million for the year ended December 31, 2017, compared to $54.3 million for the year ended December 31, 2016. This increase is primarily related to the debt we assumed from RCA in the Merger. In connection with the Merger and as of the date of the closing of the Merger, we assumed mortgage notes payable with a total principal balance of $127.7 million, as well as the Prior Credit Facility with an outstanding balance of $304.0 million. The Prior Credit Facility had an outstanding balance as of December 31, 2017 of $95 million. Additionally, we took out a $24.0 million mortgage during the third quarter of 2017 encumbering 23 Bob Evans properties. This increase was partially offset by the repayment of an $82.3 million mortgage secured by certain properties operated by C&S Wholesale Grocer that we sold during the quarter of 2017. During the year ended December 31, 2017, the weighted-average interest rate on the Prior Credit Facility and total mortgage notes payable was 4.68% and 2.48%, respectively, as compared to a weighted-average interest rate of 4.75% on our mortgage debt during the year ended December 31, 2016.

	Year Ended December 31,
	2017			2016
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage notes payable	$1,107,683	$52,377	4.68%	$1,045,695	$49,814	4.75%
Prior Credit Facility	$194,154	5,462	2.48%	$—	—	—%
Amortization of deferred financing costs		6,693			8,650
Amortization of mortgage premiums		(4,096)			(4,211)
Gain on derivative instruments		(131)			—
Interest Expense		$60,305			$54,253
Gain on Sale of Real Estate Investments
During the year ended December 31, 2017, we sold three properties leased to Merrill Lynch, Pierce, Fenner & Smith for a contract price of $145.5 million, net of closing costs. These properties had a net carrying value at the date of disposition of $140.3 million, resulting in a gain on sale of $5.2 million. Additionally, we sold three properties leased to C&S Wholesale Grocer for an aggregate contract price of $120.2 million, net of closing costs, resulting in a gain on sale of $8.6 million. We also sold 18 properties leased to SunTrust for an aggregate contract price of $14.6 million resulting in a gain on sale of $0.9 million and we sold one property leased to Stop & Shop for a contract price of $7.9 million, resulting in a gain on sale of $0.2 million. The gain on sale of real estate investments of $0.5 million for the year ended December 31, 2016 resulted from the sale of eight single-tenant net lease properties operated by SunTrust with an aggregate cost basis of $27.8 million for an aggregate contract price of $28.3 million, inclusive of closing costs.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash flows provided by operating activities of $95.0 million during the year ended December 31, 2018 included a net loss of $37.5 million, adjusted for non-cash items of $140.8 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, vesting and conversion of Class B Units, mark-to-market adjustments, gain on sale of real estate investments and impairment charges. In addition, the increase in straight-line rent receivable of $9.5 million and the increase in prepaid expenses and other assets of $4.1 million were partially offset by an increase in accounts payable and accrued expenses of $1.7 million and an increase in deferred rent and other liabilities of $3.6 million.
Cash flows provided by operating activities of $92.5 million during the year ended December 31, 2017 included a net loss of $46.6 million, adjusted for non-cash items of $161.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments. These operating cash inflows were also impacted by a decrease in prepaid expenses and other assets of $2.6 million, partially offset by an increase in straight-line rent receivable of $7.7 million, a decrease in accounts payable and accrued expenses of $7.8 million and a decrease in deferred rent and other liabilities of $9.4 million.
Cash flows provided by operating activities of $73.4 million during the year ended December 31, 2016 included a net loss adjusted for non-cash items of $78.7 million (net loss of $54.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges and share-based compensation, partially offset by amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments of $133.0 million), an increase in accounts payable and accrued expenses of $3.2 million and an increase in deferred rent and other liabilities of $0.4 million. These operating cash flows were partially offset by an increase in straight-line rent receivable of $6.8 million and increase in prepaid expenses and other assets of $2.1 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the year ended December 31, 2018 of $188.2 million consisted of cash paid for investments in real estate and other assets of $241.8 million, capital expenditures of $10.4 million and deposits for real estate investments of $2.5 million, partially offset by cash received from the sale of real estate investments of $66.5 million.

The net cash used in investing activities during the year ended December 31, 2017 of $19.2 million consisted of cash paid to acquire RCA in the Merger of $94.5 million, amounts invested in real estate and other assets of $149.3 million, deposits for real estate acquisitions of $0.6 million and capital expenditures of $8.9 million, partially offset by the sale of real estate investments of $190.8 million, cash acquired in the Merger of $26.2 million and proceeds from the settlement of CMBS of $17.2 million.
The net cash provided by investing activities during the year ended December 31, 2016 of $37.8 million was generated from the proceeds from the sale of commercial mortgage loans of $56.9 million and the sale of real estate investments of $15.2 million, partially offset by amounts invested in real estate and other assets of $34.2 million.
Cash Flows from Financing Activities
The net provided by financing activities of $75.6 million during the year ended December 31, 2018 consisted primarily of proceeds from mortgage notes payable of $29.9 million and proceeds from the Credit Facility of $324.7 million, partially offset by payments of mortgage notes payable of $47.2 million, payments on our Prior Credit Facility of $95.0 million, payments of deferred financing costs of $7.0 million, prepayment charges on mortgages of $4.2 million, common stock repurchases of $20.5 million and cash dividends of $104.8 million.
The net cash used in financing activities of $85.2 million during the year ended December 31, 2017 consisted primarily of payments on the Prior Credit Facility of $294.0 million, common stock repurchases of $29.1 million, cash dividends of $87.7 million, payments of deferred financing costs of $4.9 million and payments of mortgage notes payable of $21.8 million. These financing cash outflows were partially offset by proceeds from the Prior Credit Facility of $85.0 million and proceeds from mortgage notes payable of $267.4 million.
The net cash used in financing activities of $110.5 million during the year ended December 31, 2016 consisted primarily of cash dividends of $87.5 million, common stock repurchases of $16.3 million, payments of deferred financing costs of $5.7 million and payments of mortgage notes payable of $1.0 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings and offerings of debt or equity securities. As of December 31, 2018 and 2017, we had cash and cash equivalents of $91.5 million and $107.7 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of December 31, 2018, we had $1.2 billion of mortgage notes payable, net outstanding and $324.7 million outstanding under the Credit Facility, with a net debt to gross asset value ratio of 38.6%. Net debt excludes the effect of deferred financing costs, net and mortgage premiums, net and includes cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of December 31, 2018, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.6% and 4.1%, respectively. The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, we repaid the Prior Credit Facility in full and entered into the Credit Facility.
During the quarter ended March 31, 2018, we entered into a $29.9 million mortgage loan agreement with the Bank of Texas. The mortgage loan has a stated maturity in March 2025 and an effective interest rate of 5.16%. As of December 31, 2018 the mortgage loan was secured by mortgage interests in 39 of our properties. Proceeds from the mortgage loan were used to repay approximately $25.0 million under the Prior Credit Facility.
As of December 31, 2018, we had $3.5 billion in gross real estate assets and we had pledged approximately $2.3 billion in gross real estate investments as collateral for our mortgage notes payable. In addition, approximately $1.1 billion in gross real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
Credit Facility - Terms and Capacity
On February 16, 2017, we assumed the $325.0 million Prior Credit Facility in connection with the Merger. On April 26, 2018, we repaid the Prior Credit Facility in full and entered into the Credit Facility with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. Affiliates of SunTrust Robinson Humphrey, Inc. are tenants at several of our properties. The Credit Facility initially provided for commitments for aggregate revolving loan borrowings of up to $415.0 million. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million.

The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of December 31, 2018, and as discussed above, we increased our commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of December 31, 2018, we had a total borrowing capacity under the Credit Facility of $461.5 million based on the value of the borrowing base under the Credit Facility. Of this amount, $324.7 million was outstanding under the Credit Facility as of December 31, 2018 and $136.8 million remained available for future borrowings.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Acquisitions and Dispositions
One of our primary uses of cash during the year ended December 31, 2018 has been for acquisitions of properties.
We acquired 130 properties during the year ended December 31, 2018 for $241.8 million, including capitalized acquisition costs. These acquisitions were funded through a combination of mortgage debt, draws on the Prior Credit Facility and the Credit Facility (see Credit Facility discussion above), proceeds from dispositions of properties (see below) and available cash on hand.
During the year ended December 31, 2018, we closed on the sale of 44 properties, for an aggregate contract price of $161.5 million, excluding disposition related costs. In connection with these sales, we repaid approximately $90.0 million of mortgage debt. After all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $66.5 million which were redeployed in line with our investing strategy.
Subsequent to December 31, 2018, we purchased an additional 58 properties with an aggregate base purchase price of $96.2 million, excluding acquisition related costs. We also have entered into PSAs to acquire an additional eight properties for an aggregate contract purchase price of approximately $23.1 million. The PSAs are subject to conditions. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using available cash on hand, proceeds from future dispositions of properties and proceeds from borrowings (including borrowings under the Credit Facility) to pay the consideration required to complete these and future acquisitions.
Subsequent to December 31, 2018, we sold five properties, with an aggregate contract sale price of $10.4 million, excluding disposition related costs. In connection with these sales, we repaid approximately $9.7 million of mortgage debt. We also have entered into PSAs to dispose of an additional 11 properties (nine leased to SunTrust), for an aggregate contract sale price of approximately $25.9 million. Additionally, we entered into non-binding LOIs to dispose of three SunTrust properties for approximately $11.2 million. The LOIs may not lead to definitive agreements and the PSAs are subject to conditions. There can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
Common Stock Repurchases
During the year ended December 31, 2018, we repurchased 1,142,190 shares of our common stock for approximately $20.5 million as described below.
Common Stock Repurchases under the SRP
In anticipation of the Listing, our board of directors terminated our share repurchase program (the “SRP”) in accordance with its terms, effective June 30, 2018. Prior to this termination, we repurchased 412,939 shares of our common stock during the first quarter of 2018 pursuant to the SRP, for approximately $9.7 million, at a price of $23.37 per share equal to the then current estimated net asset value per share of our common stock (the “Estimated Per-Share NAV”) in effect as of December 31, 2016. These repurchases were funded with approximately $9.0 million of proceeds from the Pre-Listing DRIP and approximately $0.7 million of cash on hand. Our SRP was terminated in anticipation of the Listing, effective June 30, 2018.
Common Stock Repurchases Related to Tender Offers
During the year ended December 31, 2018, we repurchased 483,133 and 207,713 shares of our common stock at prices of $14.35 and $15.45 per share, respectively, pursuant to tender offers which expired on March 27, 2018 and May 31, 2018, respectively. The total cost of the shares repurchased in the two tender offers was approximately $6.9 million and $3.2 million, respectively. These repurchases were funded from cash on hand.
Common Stock Repurchases Related to Listing

During the year ended December 31, 2018, we repurchased approximately 18,460 fractional shares of Class A common stock at a price of $23.56 per share, the Estimated Per Share NAV as of December 31, 2017 for a total of $0.4 million, in connection with the reverse stock split related to the Listing and approximately 19,945 fractional shares of Class B-1 common stock in connection with the automatic conversion of all shares of Class B-1 common stock into shares of Class A common stock on October 10, 2018 at a price of $14.79 per share, the closing price of Class A common stock on October 9, 2018, for a total of approximately $0.3 million. Additionally, in accordance with their terms, all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Fractional shares of Class B-2 totaling approximately 19,863 a price of $13.78 per share were repurchased by us as a result of the automatic conversion. (see Note 9 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K). These repurchases were also funded from cash on hand.
Authorized Repurchase Program
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. As of December 31, 2018 the total of our remaining availability for future borrowings and cash and cash equivalents was $228.2 million. In accordance with our Credit Facility, if we make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, we would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Annual Report on Form 10-K.
Distribution Reinvestment Program
Our Pre-Listing DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date with the Post-Listing DRIP. Participants in the Pre-Listing DRIP prior to this amendment and restatement continued to be participants in the Post-Listing DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not acquired directly from us.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on our total performance and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes an adjustment for straight-line rent which is excluded from AFFO. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO, AFFO and NOI attributable to stockholders.
Funds from Operations and Adjusted Funds from Operations
Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper and approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from sales of certain real estate assets, gain and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO attributable to stockholders. Our FFO calculation complies with NAREIT’s definition.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as fees related to the Listing, non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to the Merger litigation. These amounts include legal costs incurred as a result of the litigation, a portion of which may be covered under insurance policies maintained by us, which could result in future reimbursements to us. Insurance reimbursements in future periods, if any, will be deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements, if any, related to the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, vesting and conversion of the Class B Units and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net loss as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net loss as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.

The table below reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net loss attributable to stockholders (in accordance with GAAP)	$(37,409)	$(46,494)	$(54,255)
Impairment charges	21,080	25,049	27,299
Depreciation and amortization	139,907	154,027	101,143
Gain on sale of real estate investments	(31,776)	(15,128)	(454)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(228)	(291)	—
FFO attributable to stockholders	91,574	117,163	73,733
Acquisition and transaction related	5,612	9,356	7,063
Litigation costs related to the Merger [1]	1,945	796	—
Listing fees	4,988	—	—
Vesting and conversion of Class B Units	15,786	—	—
Amortization of market lease and other intangibles, net	(15,498)	(5,173)	477
Straight-line rent	(9,501)	(7,744)	(6,830)
Amortization of mortgage premiums on borrowings	(3,790)	(4,096)	(4,211)
Discount accretion on investment	—	(25)	(40)
Mark-to-market adjustments	(72)	(130)	—
Share-based compensation — restricted shares	450	128	67
Share-based compensation — multi-year outperformance agreement	4,816	—	—
Amortization of deferred financing costs, net and change in accrued interest	6,740	7,384	9,325
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(19)	5	—
AFFO attributable to stockholders	$103,031	$117,664	$79,584
[1] The litigation costs related to the Merger are included as an adjustment in the calculation above beginning in the fourth quarter of 2018, and were not presented as an adjustment in our Annual Report on Form 10-K for the year ended December 31, 2017 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. Insurance reimbursements in future periods, if any, will be deducted from AFFO in the period of reimbursement.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net loss.
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net loss.
NOI excludes certain components from net loss in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net loss as presented in our consolidated financial statements. NOI should not be considered as an alternative to net loss as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$(7,329)	$12,474	$19,243	$18,719	$(80,516)	$(37,409)
Asset management fees to related party	—	—	—	—	23,143	23,143
Impairment charges	3,438	—	17,642	—	—	21,080
Acquisition and transaction related	4,483	171	38	15	905	5,612
Listing fees	—	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	—	15,786	15,786
Share-based compensation — multi-year outperformance agreement	—	—	—	—	4,816	4,816
General and administrative	426	55	76	1,040	23,531	25,128
Depreciation and amortization	65,740	7,230	3,634	63,303	—	139,907
Interest expense	56,187	—	—	3,211	7,391	66,789
Gain on sale of real estate investments	—	—	(31,776)	—	—	(31,776)
Other income	(58)	(2)	(35)	(786)	18	(863)
Net loss attributable to non-controlling interests	—	—	—	—	(62)	(62)
NOI	$122,887	$19,928	$8,822	$85,502	$—	$237,139
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,885)	$1,785	$824	$7,334	$(53,552)	$(46,494)
Asset management fees to related party	—	—	—	—	20,908	20,908
Impairment charges	2,721	—	22,328	—	—	25,049
Acquisition and transaction related	2,180	1,631	1	1	5,543	9,356
General and administrative	254	6	54	849	19,451	20,614
Depreciation and amortization	76,382	2,190	12,376	63,079	—	154,027
Interest expense	47,313	—	1,183	4,013	7,796	60,305
Gain on sale of real estate investments	—	—	(14,865)	(263)	—	(15,128)
Other income	(1,104)	—	(45)	(112)	(63)	(1,324)
Net loss attributable to non-controlling interests	—	—	—	—	(83)	(83)
NOI	$124,861	$5,612	$21,856	$74,901	$—	$227,230

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2016:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(12,960)	$—	$(1,887)	$—	$(39,408)	$(54,255)
Asset management fees to related party	—	—	—	—	18,000	18,000
Impairment charges	17,895	—	9,404	—	—	27,299
Acquisition and transaction related	630	—	2	—	6,431	7,063
General and administrative	206	—	8	—	10,954	11,168
Depreciation and amortization	85,485	—	15,658	—	—	101,143
Interest expense	47,159	—	2,929	—	4,165	54,253
Gain on sale of real estate investments	(454)	—	—	—	—	(454)
Other income	(1,069)	—	(2)	—	(142)	(1,213)
NOI	$136,892	$—	$26,112	$—	$—	$163,004
Common Stock Dividends
Prior to and continuing into 2017, our board of directors authorized, and we declared, a dividend payable on a monthly basis to stockholders of record on each day at a rate equal to $1.65 per annum, per share of common stock. On June 14, 2017, we announced that our board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock, effective July 1, 2017. The first dividends declared under the new rate were paid on or about August 5, 2017. In connection with the Listing, our board of directors changed the rate at which we pay dividends on our common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Also, effective July 1, 2018, we transitioned to declaring dividends based on monthly, rather than daily, record dates and will generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Dividends were paid on shares of Class B-1 common stock (which automatically converted to Class A common stock in accordance with their terms on October 10, 2018) and Class B- 2 common stock (which automatically converted to Class A common stock in accordance with their terms on January 9, 2019) at the same rate as Class A common stock. The first dividends declared under the new rate were paid in August 2018.
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
During the year ended December 31, 2018, dividends paid to common stockholders totaled $128.1 million, distributions paid to holders of LTIP Units and units of limited partnership designated as “OP Units” (as Class A Units were previously designated under the agreement of limited partnership of the OP in effect prior to the Listing) totaled $0.2 million and $0.2 million, respectively. On March 19, 2018, our board of directors approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) as of December 31, 2017, which was published on March 20, 2018 and which served as the purchase price under the Pre-Listing DRIP, prior to its amendment and restatement. During the year ended December 31, 2018, $23.2 million of dividends were reinvested in additional shares of our common stock at a price based on the then applicable Estimated Per-Share NAV, up until the dividend paid on August 3, 2018. During the year ended December 31, 2018, cash used to pay common stock dividends, LTIP Unit distributions and OP Unit distributions was generated from cash flows provided by operations of $95.0 million, a portion of proceeds from the DRIP in the amount of $14.3 million and $18.7 million of cash on hand, which consists of proceeds from financings and sales of real estate investments. The remaining $9.0 million of proceeds from the DRIP received during the period were used to fund repurchase of shares under our SRP during the first quarter of 2018.

The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2018
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Cash dividends paid to stockholders not reinvested in common stock	$21,906		$22,961		$30,713		$29,244		$104,824
Cash dividends reinvested in common stock issued under the Pre-Listing DRIP	11,773		11,475		—		—		23,248
Total dividends paid	$33,679		$34,436		$30,713		$29,244		$128,072

Source of dividend coverage:
Cash flows provided by operations	$22,348	66.4%	$31,480	91.4%	$19,933	64.9%	$21,276	72.8%	$95,037	74.2%
Cash proceeds received from common stock issued under the DRIP	11,331	33.6%	2,956	8.6%	—	—%	—	—%	14,287	11.2%
Available cash on hand (1)	—	—%	—	—%	10,780	35.1%	7,968	23.1%	18,748	14.6%
Total source of dividend coverage	$33,679	100.0%	$34,436	100.0%	$30,713	100.0%	$29,244	95.9%	$128,072	100.0%

Cash flows provided by operations (GAAP basis)	$22,348		$31,480		$19,933		$21,276		$95,037
Net income (loss) (in accordance with GAAP)	$15,431		$(12,065)		$(27,291)		$(13,484)		$(37,409)
_____________________

(1)	Consists of proceeds from financings and sales of real estate investments.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay to our stockholders. If we do not generate sufficient cash flows from our operations in the future we may have to reduce our dividend rate or continue to fund dividends from other sources, such as from borrowings or the sale of properties, loans or securities, and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time to either reduce the amount of dividends that we pay or use other sources to fund dividends such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our DRIP. Funding dividends from borrowings could restrict the amount that we can borrow for investments. Funding dividends with the sale of assets may affect our ability to generate additional operating cash flows. Funding dividends from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the dividends payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

Share Repurchase Programs
Terminated Share Repurchase Program
Our board of directors adopted the SRP to enable our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, repurchased the shares presented for repurchase for cash. Our SRP was terminated in anticipation of the Listing, effective June 30, 2018. For additional information on the SRP, see Note 9 — Common Stock to our consolidated financial statements included in this Annual Report on Form 10-K.
The following table summarizes the repurchases of shares under the SRP cumulatively through the termination date of June 30, 2018:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	8,082		$24.98
Year ended December 31, 2014	295,825		23.99
Year ended December 31, 2015	1,769,738		24.13
Year ended December 31, 2016	7,854		24.17
Year ended December 31, 2017	1,225,365	(1)	23.71
Year ended December 31, 2018	412,939	(2)	23.37
Cumulative repurchases as of December 31, 2018	3,719,803		23.90

(1)
Excludes unapproved repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July, 2017, following the effectiveness of the amendment and restatement of the SRP, our board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.

(2)	During January 2018, we repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Authorized Repurchase Program
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. As of December 31, 2018 the total of our remaining availability for future borrowings and cash and cash equivalents was $228.2 million. In accordance with our Credit Facility, if we make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, we would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market repurchases or otherwise, under this program through the date of this Annual Report on Form 10-K.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2018, we were in compliance with the debt covenants under our loan agreements.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2018. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ended December 31,
(In thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Principal on mortgage notes payable	$1,200,538	$2,533	$873,831	$2,501	$321,673
Interest on mortgage notes payable	201,512	55,724	68,568	28,609	48,611
Principal on Credit Facility (1)	324,700	—	—	324,700	—
Interest on Credit Facility	61,470	14,227	28,494	18,749	—
Ground lease rental payments due	17,086	1,461	2,168	1,859	11,598
	$1,805,306	$73,945	$973,061	$376,418	$381,882
____________________

(1)
Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022 and we have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023.

Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
As of December 31, 2018, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.2 billion and a fair value of $1.2 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $37.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $35.2 million.
As of December 31, 2018, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $324.7 million. Interest rate volatility associated with the Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2018 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Credit Facility would increase or decrease our interest expense by $3.2 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2018 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements as of and for the years ended December 31, 2018 and 2017 included in this Annual Report on Form 10-K, and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2018 and accordingly you will not find a report from KPMG LLP regarding the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 3rd Floor, New York, NY 10022, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.americanfinancetrust.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Additional information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders (our “Proxy Statement”).
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement.

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
The following financial statement schedules are included herein beginning at page F-36 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (4)
Agreement and Plan of Merger, dated as of September 6, 2016, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

3.1 (2)	Articles of Amendment and Restatement
3.2 (14)	Fourth Amended and Restated Bylaws
3.3 (7)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL.
3.4 (15)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.5 (15)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.6 (15)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.7 (15)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.8 (13)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.9 (11)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
4.1 (4)	Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of September 6, 2016
4.2 (5)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of American Finance Operating Partnership, L.P., dated as of February 16, 2017
4.3 (14)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.4 (12)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of November 6, 2018
4.5 (9)	Amended and Restated Distribution Reinvestment Plan (Pre-Listing)
4.6 (10)	First Amendment to Amended and Restated Distribution Reinvestment Plan (Pre-Listing)
4.7 (14)	Amended and Restated Distribution Reinvestment Plan (Post-Listing)
10.1 (4)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.2 (14)
Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

10.3 (4)
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

10.5 (4)
Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC

10.6 (3)	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc. (Pre-Listing)

Exhibit No.	Description
10.7 (1)
Indemnification Agreement by and among American Finance Trust, Inc., Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

10.8 (1)	Indemnification Agreement by and between American Finance Trust, Inc., and Herbert Vederman, dated May 14, 2015
10.9 (2)	Indemnification Agreement by and between American Finance Trust, Inc., Donald MacKinnon, Donald R. Ramon and Andrew Winer, dated May 26, 2015
10.10 (5)
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

10.11 (16)
Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders from time to time party thereto, Citizens Bank N.A. and SunTrust Robinson Humphrey, Inc., as syndication agents, and BMO Harris Bank N.A., as administrative agent

10.12 (12)
First Amendment to Credit Agreement, dated as of September 24, 2018, among American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Finance Trust, Inc., the lenders party thereto and BMO Harris Bank N.A.

10.13 (5)	Indemnification Agreement, dated as of February 16, 2017, by and between American Finance Trust, Inc. and Leslie D. Michelson and Edward G. Rendell
10.14 (7)	Indemnification Agreement between American Finance Trust, Inc. and Katie P. Kurtz
10.15 (17)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.16 (17)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.17 (17)
First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP

10.18 (17)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.19 (12)	Form of Restricted Stock Award Agreement (Post-Listing)
10.20 (14)	Listing Note Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and American Finance Special Limited Partner, LLC
10.21 (14)	Subordination Agreement, dated as of July 19, 2018, among American Finance Special Limited Partner, LLC, BMO Harris Bank N.A. and American Finance Operating Partnership, L.P.
10.22 (14)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC
10.23 (14)	2018 Advisor Omnibus Incentive Compensation Plan
10.24 (14)	2018 Omnibus Incentive Compensation Plan
10.25 (14)	Form of Indemnification Agreement (Post-Listing)
10.26 *
First Amendment, dated as of March 6, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement,
dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance
Advisors, LLC

14.1 (14)	Amended and Restated Code of Business Conduct and Ethics
21.1 *	List of Subsidiaries
23.1 *	Consent of KPMG LLP
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

Exhibit No.	Description
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2016.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 21, 2017.

(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13, 2017.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 14, 2017.

(9)	Filed as Appendix A to our Registration Statement on Form S-3 filed with the SEC on April 1, 2016.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 30, 2016.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2018.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 6, 2018.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 20, 2018.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2018.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2018.

(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2019.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2019
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019
Katie P. Kurtz

/s/ Lisa D. Kabnick	Lead Independent Director	March 7, 2019
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	March 7, 2019
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	March 7, 2019
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	March 7, 2019
Edward G. Rendell

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules titled Schedule III - Real Estate and Accumulated Depreciation - Part I, as of December 31, 2018 and Schedule III - Real Estate and Accumulated Depreciation - Part II, for the three-year period ended December 31, 2018 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
March 7, 2019

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments, at cost:
Land	$629,190	$607,675
Buildings, fixtures and improvements	2,441,659	2,449,020
Acquired intangible lease assets	413,948	454,212
Total real estate investments, at cost	3,484,797	3,510,907
Less: accumulated depreciation and amortization	(454,614)	(408,194)
Total real estate investments, net	3,030,183	3,102,713
Cash and cash equivalents	91,451	107,666
Restricted cash	18,180	19,588
Deposits for real estate acquisitions	3,037	565
Derivative assets, at fair value	—	23
Goodwill	1,605	1,605
Deferred costs, net	16,222	8,949
Straight-line rent receivable	37,911	28,515
Prepaid expenses and other assets	19,439	22,344
Assets held for sale	44,519	4,682
Total assets	$3,262,547	$3,296,650

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,196,113	$1,303,433
Credit facility	324,700	95,000
Market lease liabilities, net	89,938	108,772
Accounts payable and accrued expenses (including $2,634 and $3,169 due to related parties as of December 31, 2018 and 2017, respectively)	28,383	27,355
Derivative liabilities, at fair value	531	—
Deferred rent and other liabilities	13,067	9,421
Dividends payable	80	11,613
Total liabilities	1,652,812	1,555,594

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 106,230,901 and 105,172,185 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,063	1,052
Additional paid-in capital	2,412,915	2,393,237
Accumulated other comprehensive (loss) income	(531)	95
Accumulated deficit	(812,047)	(657,874)
Total stockholders’ equity	1,601,400	1,736,510
Non-controlling interests	8,335	4,546
Total equity	1,609,735	1,741,056
Total liabilities and equity	$3,262,547	$3,296,650

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$256,157	$240,264	$164,386
Operating expense reimbursements	35,050	29,560	12,232
Interest income from debt investments	—	1,086	1,050
Total revenues	291,207	270,910	177,668

Operating expenses:
Asset management fees to related party	23,143	20,908	18,000
Property operating	54,068	42,594	13,614
Impairment charges	21,080	25,049	27,299
Acquisition and transaction related	5,612	9,356	7,063
Listing fees	4,988	—	—
Vesting and conversion of Class B Units	15,786	—	—
Share-based compensation — multi-year outperformance agreement	4,816	—	—
General and administrative	25,128	20,614	11,168
Depreciation and amortization	139,907	154,027	101,143
Total operating expenses	294,528	272,548	178,287
Operating loss before gain on sale of real estate investments	(3,321)	(1,638)	(619)
Gain on sale of real estate investments	31,776	15,128	454
Operating income (loss)	28,455	13,490	(165)
Other (expenses) income:
Interest expense	(66,789)	(60,305)	(54,253)
Other income	863	238	163
Total other expenses, net	(65,926)	(60,067)	(54,090)
Net loss	(37,471)	(46,577)	(54,255)
Net loss attributable to non-controlling interests	62	83	—
Net loss attributable to stockholders	(37,409)	(46,494)	(54,255)

Other comprehensive (loss) income:
Change in unrealized (loss) gain on derivative	(626)	95	—
Other comprehensive (loss) income	(626)	95	—

Comprehensive loss attributable to stockholders	$(38,035)	$(46,399)	$(54,255)

Basic and diluted weighted-average shares outstanding	105,560,053	99,649,471	65,450,432
Basic and diluted net loss per share attributable to stockholders	$(0.35)	$(0.47)	$(0.83)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	64,961,256	$650	$1,429,294	$—	$(303,195)	$1,126,749	$—	$1,126,749
Common stock issued through distribution reinvestment plan	848,059	8	20,491	—	—	20,499	—	20,499
Common stock repurchases	(7,854)	—	(190)	—	—	(190)	—	(190)
Share-based compensation	3,723	—	67	—	—	67	—	67
Distributions declared	—	—	—	—	(108,004)	(108,004)	—	(108,004)
Net loss	—	—	—	—	(54,255)	(54,255)	—	(54,255)
Balance, December 31, 2016	65,805,184	658	1,449,662	—	(465,454)	984,866	—	984,866
Issuance of common stock	38,210,213	382	916,664	—	—	917,046	—	917,046
Common stock issued through distribution reinvestment plan	2,373,256	24	55,829	—	—	55,853	—	55,853
Common stock repurchases	(1,225,365)	(12)	(29,046)	—	—	(29,058)	—	(29,058)
Share-based compensation, net of forfeitures	8,897	—	128	—	—	128	—	128
Distributions declared	—	—	—	—	(145,926)	(145,926)	—	(145,926)
Issuances of operating partnership units	—	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	—	(258)	(258)
Net loss	—	—	—	—	(46,494)	(46,494)	(83)	(46,577)
Other comprehensive income	—	—	—	95	—	95	—	95
Balance, December 31, 2017	105,172,185	1,052	2,393,237	95	(657,874)	1,736,510	4,546	1,741,056
Common stock issued through distribution reinvestment plan	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	(1,142,190)	(11)	(20,520)	—	—	(20,531)	—	(20,531)
Vesting and conversion of Class B Units	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	30,691	—	736	—	—	736	(736)	—
Share-based compensation - restricted shares	127,402	1	449	—	—	450	—	450
Share-based compensation - multi-year outperformance agreement	—	—	—	—	—	—	4,816	4,816
Dividends declared	—	—	—	—	(116,539)	(116,539)	—	(116,539)
Distributions to non-controlling interest holders	—	—	—	—	(225)	(225)	(229)	(454)
Net loss	—	—	—	—	(37,409)	(37,409)	(62)	(37,471)
Other comprehensive loss	—	—	—	(626)	—	(626)	—	(626)
Balance, December 31, 2018	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(37,471)	$(46,577)	$(54,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	84,482	85,175	66,831
Amortization of in-place lease assets	54,439	68,477	34,247
Amortization of deferred leasing costs	986	375	65
Amortization (including accelerated write-off) of deferred financing costs	5,648	6,693	8,651
Accretion of mortgage premiums on borrowings	(3,790)	(4,096)	(4,211)
Discount accretion and premium amortization on investments, net	—	(25)	(40)
Amortization (accretion) of market lease intangibles, net	(15,518)	(5,173)	477
Share-based compensation - restricted shares	450	128	67
Share-based compensation -multi-year outperformance agreement	4,816	—	—
Vesting and conversion of Class B Units	15,786	—	—
Mark-to-market adjustments	(72)	(130)	—
Gain on sale of real estate investments	(31,776)	(15,128)	(454)
Impairment charges	21,080	25,049	27,299
Prepayment costs on mortgages	4,224	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(9,501)	(7,744)	(6,830)
Prepaid expenses and other assets	(4,086)	2,575	(2,052)
Accounts payable and accrued expenses	1,694	(7,780)	3,173
Deferred rent and other liabilities	3,646	(9,355)	401
Net cash, cash equivalents and restricted cash provided by operating activities	95,037	92,464	73,369
Cash flows from investing activities:
Proceeds from sale of commercial mortgage loans	—	—	56,884
Proceeds from the settlement of CMBS	—	17,200	—
Capital expenditures	(10,426)	(8,917)	—
Investments in real estate and other assets	(241,772)	(149,337)	(34,244)
Proceeds from sale of real estate investments	66,455	190,801	15,190
Deposits for real estate acquisitions	(2,472)	(565)	—
Cash paid in merger transaction	—	(94,504)	—
Cash acquired in merger transaction	—	26,163	—
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(188,215)	(19,159)	37,830
Cash flows from financing activities:
Proceeds from mortgage notes payable	29,887	267,350	—
Payments on mortgage notes payable	(47,197)	(21,841)	(1,014)
Proceeds from credit facility	324,700	85,000	—
Payments on credit facility	(95,000)	(294,000)	—
Payments of financing costs	(7,031)	(4,948)	(5,709)
Payments of prepayment costs on mortgages	(4,224)	—	—
Common stock repurchases	(20,531)	(29,058)	(16,253)
Distributions to non-controlling interest holders	(225)	—	—
Dividends paid	(104,824)	(87,659)	(87,505)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	75,555	(85,156)	(110,481)
Net change in cash, cash equivalents and restricted cash	(17,623)	(11,851)	718
Cash, cash equivalents and restricted cash, beginning of period	127,254	139,105	138,387
Cash, cash equivalents and restricted cash, end of period	$109,631	$127,254	$139,105

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures:
Cash paid for interest	$63,839	$57,017	$49,140
Cash paid for income taxes	$1,100	$827	$739

Non-Cash Investing and Financing Activities:
Equity issued in the merger transaction	$—	$921,930	$—
Credit facility assumed or used to acquire investments in real estate	$—	$304,000	$—
Mortgage notes payable released in connection with disposition of real estate	$(90,038)	$(103,041)	$(14,867)
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$127,651	$—
Premiums on assumed mortgage notes payable	$—	$4,143	$—
Common stock issued through distribution reinvestment plan	$23,248	$55,853	$20,499
Accrued capital expenditures	$341	$933	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and, as a result of the Merger (as defined in Note 2 — Merger Transaction), a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of December 31, 2018, the Company owned 626 properties, comprised of 19.1 million rentable square feet, which were 94.7% leased, including 593 net leased commercial properties (554 of which are retail properties) and 33 retail properties which were acquired in the Merger.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
On July 19, 2018 (the “Listing Date”), the Company listed shares of its common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). Related to the Listing, the Company incurred fees of $5.0 million for the year ended December 31, 2018 for financial advisory and other transaction related costs.
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. As of December 31, 2018, the Company had 106.2 million shares of common stock outstanding, comprised of approximately 80.0 million shares of Class A common stock and approximately 26.2 million shares of Class B-2 common stock. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. For additional information see Note 9 — Common Stock.
The Company has no employees. The Company has retained American Finance Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties of the Company receive compensation, fees and expense reimbursements for services related to managing the Company’s business. Lincoln Retail REIT Services, LLC (“Lincoln”) and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company is not a party to any contract with, and has no obligation to, Lincoln.
In addition to the above events, the Listing resulted in other impacts to our financial statements which are discussed throughout these financial statements, including:

•
The vesting and conversion of performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units” (“Class B Units”) held by the Advisor into units of limited partnership designated as “Class A Units” (“Class A Units”) which were previously designated as “OP Units” under the agreement of limited partnership of the OP in effect prior to the Listing (“OP Units”) that were redeemed for shares of Class A common stock (these transactions are collectively referred to herein as “Vesting and conversion of Class B Units,” (see Note 9 — Common Stock and Note 11 — Related Party Transactions and Arrangements—“Asset Management Fees and Variable Management/Incentive Fees”).

•
The redemption of the additional Class A Units, previously held by affiliates of the Advisor, for shares of Class A common stock (see Note 9 — Common Stock and Note 11 — Related Party Transactions and Arrangements).

•	The Company entered into the Listing Note (as defined herein) with the Advisor (see Note 11 — Related Party Transactions and Arrangements — “Listing Arrangements”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

•
The advisory agreement with the Advisor was amended to lower the quarterly thresholds the Company must reach on a quarterly basis for the Advisor to receive a variable management fee (see Note 11 — Related Party Transactions and Arrangements — “Asset Management Fees and Variable Management/Incentive Fees”).

•
The issuance of an equity award to the Advisor under the 2018 OPP (as defined herein) (see Note 3 — Summary of Significant Accounting Policies, Note 13 — Share-Based Compensation and Note 14 — Net Loss Per Share).

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
Prior to the Merger, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to the Company, and previously provided such services to RCA, pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for OP Units and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
The Advisor informed the Company that the Advisor engaged Lincoln as an independent service provider to provide real estate-related services similar to the services provided by Lincoln to the RCA Advisor prior to the Effective Time. Lincoln will continue to provide, subject to the Advisor’s or its affiliates’ oversight, asset management, property management and leasing services for those multi-tenant properties acquired by the Company from RCA in the Merger. The Advisor informed the Company that the Advisor agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company is not a party to any contract with, and has no obligation to, Lincoln.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
December 31, 2018

Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The Company currently presents Straight-line rent receivable on its own line item in the consolidated balance sheets and the consolidated statement of cash flows, which was previously included within Prepaid expenses and other assets. Additionally, we separated amortization of deferred leasing costs presented in the consolidated statement of cash flows onto its own line item with prior presentation of these costs included in amortization (including accelerated write-off) of deferred financing costs. Also, Gain on sale of real estate investments is now included as part of operating income.
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
December 31, 2018

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
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests in a business combination are recorded at their estimated fair values.
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
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.
In allocating non-controlling interests in a business combination, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Goodwill
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment indicators throughout the year and test for impairment annually in the fourth quarter. Impairment indicators may be an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2018, the Company used a qualitative assessment approach to determine whether it is more likely than not that the fair value of the reporting unit, which contains the Company’s goodwill, is less than its carrying value. Based on our assessment we determined that the Company’s goodwill was not impaired as of December 31, 2018, and no further analysis was required.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Non-controlling Interests

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Non-controlling interests resulted from the issuance of OP Units in conjunction with the Merger and were recognized at fair value as of the Effective Time. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. Please see Note 2 — Merger Transaction for additional information on the Merger. Also, see Note 9 — Common Stock and Note 13 — Share-Based Compensation for additional information on transactions that impacted the amounts recorded for non-controlling interests during the year ended December 31, 2018.
Commercial Mortgage Loans
The Company did not own any commercial mortgage loans as of December 31, 2018 and 2017. As of December 31, 2016, the Company owned a commercial mortgage loan with a balance of $17.2 million which was repaid by the borrower during the year ended December 31, 2017. The commercial mortgage loans owned by the Company as of December 31, 2016 were anticipated to be held until maturity, and accordingly, were carried at cost, net of unamortized acquisition fees and expenses capitalized, discounts or premiums and unfunded commitments. Commercial mortgage loans that were deemed to be impaired would have been carried at amortized cost less a specific allowance for loan losses. Interest income was recorded on the accrual basis and related discounts, premiums and capitalized acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization was reflected as an adjustment to interest income from debt investments in the Company’s consolidated statements of operations and comprehensive loss. Guaranteed loan exit fees payable by the borrower upon maturity were accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees were recognized in interest income from debt investments in the Company’s consolidated statements of operations and comprehensive loss.
Acquisition fees and expenses incurred in connection with the origination and acquisition of commercial mortgage loan investments were evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
For the years ended December 31, 2017 and 2016, the activity in the Company’s commercial mortgage loans, held for investment, was as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Beginning balance	$17,175	$17,135
Discount accretion and premium amortization (1)	25	40
Principal repayments	(17,200)	—
Ending balance	$—	$17,175
_____________________________________

(1)	Includes amortization of capitalized origination fees and expenses.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2018, the Company had cash and cash equivalents of $91.5 million of which $89.7 million were in excess of the amount insured by the FDIC. As of December 31, 2017, the Company had cash and cash equivalents of $107.7 million of which $105.9 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Costs, Net
Deferred costs, net consists of debt issuance costs associated with the Credit Facility (as defined in Note 6 — Credit Facility) and deferred leasing costs, net of accumulated amortization. Deferred leasing costs consist primarily of lease commissions and payments made to execute new leases and are deferred and amortized over the term of the lease.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Deferred costs associated with the Credit Facility represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the term of the financing agreement using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2018, approximately $0.9 million in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.
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
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses are recognized in accordance with the service period required or when the requirements for exercise of the award have been met. Effective at the Listing, the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. The expense for these non-employee awards is included in the share-based compensation - multi-year outperformance agreement line item of the consolidated statements of operations. For additional information on the accounting for these non-employee awards, see the “Recently Issued Accounting Pronouncements” section below and see Note 13 — Share-Based Compensation.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of dividends payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT under the Code.
The following table details from a tax perspective, the portion of dividends classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
Return of capital	93.2%	$1.03	82.7%	$1.22	76.0%	$1.25
Ordinary dividend income	6.8%	0.07	17.3%	0.25	24.0%	0.40
Total	100.0%	$1.10	100.0%	$1.47	100.0%	$1.65
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted the new guidance beginning in the first quarter of 2018, and it did not have a material impact on the Company’s consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

and determined that it did not have a material impact on the Company’s consolidated financial statements. As a result, the Company has treated its property acquisitions during the year ended December 31, 2018 as asset acquisitions, and has capitalized the related transaction costs of approximately $2.9 million.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. During the year ended December 31, 2018 the Company did not retain any interest in properties in which it sold.
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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718 (“ASU 2018-07”). ASU 2018-07 specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018 and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2018-07 on July 1, 2018 as it relates to the award made to the Advisor pursuant to the 2018 OPP (see Note 13 — Share-Based Compensation for additional details).
Pending Adoption as of December 31, 2018:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02"). The most significant changes in ASU 2016-02 is recognition of right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as operating leases, with less significant changes for lessors. Also, beginning in the first quarter of 2019, the new guidance requires additional disclosures that help enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company elected to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception. ASU 2016-02 originally required a modified retrospective method of adoption, however, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, as allowed under ASU 2018-11.
Lessor Accounting
ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, ASU 2018-11 allows lessors a practical expedient, which we have elected, by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Additionally, only

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies.
Upon adoption, the new guidance did not impact the Company's revenue recognition pattern or have any other impacts on its leases in place as of January 1, 2019 in which it is the lessor.
Lessee Accounting
Under ASU 2016-02, companies are required to record a ROU asset and a lease liability for all leases with a term greater than 12 months equal to the present value of the remaining lease payments as of the adoption date of the new standard. Since our leases do not provide an implicit rate, we will use our incremental borrowing rate in determining the present value of lease payments. The new standard also requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively, as well as the balance sheet classification of the ROU asset. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases.
The Company is a lessee for several properties in which it has ground leases as of December 31, 2018. Since the Company has elected the practical expedients described above, it determined that its current ground leases will continue to be classified as operating leases under the new standard. As a result, the Company recorded a ROU asset and lease liability of approximately $4.2 million, which is equal to the present value of the remaining lease payments as of January 1, 2019. Future lease expenses after adoption will continue to be recorded on a straight-line basis as required for operating leases.
Other Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align cash flow and fair value hedge accounting with the corresponding risk management activities. Among other things, the amendments expand which hedging strategies are eligible for hedge accounting, align the timing of recognition of hedge results with the earnings effect of the hedged item and allow companies to include the change in fair value of the derivative in the same income statement line item as the earnings effect of the hedged item. Additionally, for cash flow hedges that are highly effective, the update allows for all changes in fair value of the derivative to be recorded in other comprehensive income. The Company has adopted ASU 2017-12 on January 1, 2019, as required under the guidance, using a modified retrospective transition method and the adoption on January 1, 2019 did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the potential impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Real estate investments, at cost:
Land	$61,745	$313,423	$1,729
Buildings, fixtures and improvements	140,151	1,176,909	29,664
Total tangible assets	201,896	1,490,332	31,393
Acquired intangible assets and liabilities: (1)
In-place leases	39,978	177,152	3,162
Above-market lease assets	1,055	22,934	548
Below-market ground lease asset	—	1,233
Above-market ground lease liability	—	—	(85)
Below-market lease liabilities	(1,157)	(106,513)	(774)
Total intangible assets, net	39,876	94,806	2,851
Prior Credit Facility assumed in the Merger (2)	—	(304,000)
Mortgage notes payable assumed in the Merger	—	(127,651)	—
Premiums on mortgage notes payable assumed in the Merger	—	(4,143)	—
Other assets acquired and (liabilities assumed) in the Merger, net	—	16,427
Consideration paid for acquired real estate investments, net of liabilities assumed	$241,772	$1,165,771	$34,244
Number of properties purchased	130	110	4
_____________________________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, below-market ground lease asset, and below-market lease liabilities acquired during the year ended December 31, 2018 were 17.3 years, 15.9 years, and 20.1 years, respectively, as of each property’s respective acquisition date.

(2) The Prior Credit Facility was scheduled to mature on May 1, 2018. On April 26, 2018, the Company repaid the Prior Credit Facility in full and entered into the Credit Facility (see Note 6 — Credit Facility for definitions and additional information).
Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$388,323	$135,864	$252,459	$421,369	$140,085	$281,284
Above-market lease assets	24,392	7,477	16,915	31,610	11,309	20,301
Below-market ground lease assets	1,233	60	1,173	1,233	28	1,205
Total acquired intangible lease assets	$413,948	$143,401	$270,547	$454,212	$151,422	$302,790

Intangible liabilities:
Above-market ground lease liability	$85	$5	$80	$85	$3	$82
Below-market lease liabilities	107,401	17,543	89,858	119,249	10,559	108,690
Total acquired intangible lease liabilities	$107,486	$17,548	$89,938	$119,334	$10,562	$108,772

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents amortization expenses and adjustments to revenue and property operating expenses for intangible assets and liabilities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
In-place lease assets	$54,439	$68,477	$34,247
Total added to depreciation and amortization	$54,439	$68,477	$34,247

Above-market lease assets	$(4,441)	$(6,007)	$(2,943)
Below-market lease liabilities	19,989	11,212	2,465
Total added (deducted) to/from rental income	$15,548	$5,205	$(478)

Below-market ground lease assets	$32	$(28)	$—
Above-market ground lease liability	(2)	(2)	(1)
Total added to (deducted from) property operating expenses	$30	$(30)	$(1)
The following table provides the projected amortization expenses and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2019	2020	2021	2022	2023
In-place lease assets	$41,273	$34,470	$30,020	$25,998	$23,588
Total to be added to depreciation and amortization	$41,273	$34,470	$30,020	$25,998	$23,588

Above-market lease assets	$(3,249)	$(2,428)	$(2,113)	$(1,738)	$(1,489)
Below-market lease liabilities	7,752	7,048	6,379	5,974	5,803
Total to be added to rental income	$4,503	$4,620	$4,266	$4,236	$4,314

Below-market ground lease assets	$32	$32	$32	$32	$32
Above-market ground lease liability	(2)	(2)	(2)	(2)	(2)
Total to be added to (deducted from) property operating expenses	$30	$30	$30	$30	$30
The following table presents unaudited pro forma information as if the acquisitions, including the Merger, during the year ended December 31, 2017 had been consummated on January 1, 2016:

	Year Ended December 31,
(In thousands, except per share data)	2017	2016
Pro forma revenues	$293,768	$276,972
Pro forma net loss	$(38,113)	$(11,042)
Basic and diluted pro forma net loss per share	$(0.36)	$(0.11)
_____________________

(1)
For the year ended December 31, 2017, aggregate revenues and net income derived from the Company’s 2017 acquisitions (for the Company’s period of ownership) were $121.3 million and $11.6 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2019	$232,222
2020	223,025
2021	211,918
2022	200,974
2023	185,455
Thereafter	1,084,424
$2,138,018
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which the Company derives annualized rental income on a straight-line basis constituting 10.0% or more of the Company’s consolidated annualized rental income on a straight-line basis for all portfolio properties as of the dates indicated:

	December 31,
Tenant	2018	2017
SunTrust Bank	*	11.2%
_____________________

*	Tenant’s annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2018 and 2017.
The Company did not own property in any state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2018 and 2017.
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below.
As of December 31, 2018 and 2017, there were seven and four properties, respectively, classified as held for sale. During the twelve months ended December 31, 2018, the Company sold all four of the properties that were held for sale as of December 31, 2017 and had classified three additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of the properties sold remain classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2018 and 2017:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

(In thousands)	December 31, 2018	December 31, 2017
Real estate investments held for sale, at cost:
Land	$6,113	$1,453
Buildings, fixtures and improvements	39,343	4,677
Acquired intangible lease assets	12,517	1,252
Total real estate assets held for sale, at cost	57,973	7,382
Less accumulated depreciation and amortization	(11,278)	(2,666)
Total real estate investments held for sale, net	46,695	4,716

Impairment charges related to properties reclassified as held for sale	(2,176)	(34)
Assets held for sale	$44,519	$4,682
Real Estate Sales
During the year ended December 31, 2018, the Company closed on the sale of 44 properties, including 31 properties leased to SunTrust Bank, Inc. (“SunTrust”) which had lease terms that expired between December 31, 2017 and March 31, 2018, for an aggregate contract price of $161.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $31.8 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.
During the year ended December 31, 2017, the Company closed on the sale of 25 properties, including 18 properties operated by SunTrust Banks, Inc. (as discussed below), for an aggregate contract price of $291.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $15.1 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.
During the year ended December 31, 2016, the Company closed on the sale of 12 properties operated by SunTrust for an aggregate contract price of $30.2 million, exclusive of closing costs. The sale of these properties resulted in aggregate gains of $0.5 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.
Held for Use Real Estate Investments
As of December 31, 2018 and 2017, the Company owned seven and 41 held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators. As a result, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period.
For held for use assets, the Company primarily uses a market approach to estimate the future cash flows expected to be generated. This approach involves evaluating comparable sales of properties in the same geographic region as the held for use properties in order to generate an estimated sale price. The Company makes certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the held for use properties, and that market and economic conditions at the time of any potential sales of these properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use properties, the Company has executed non-binding letters of intent (“LOIs”) or definitive purchase and sale agreements (“PSAs”) to sell the properties. In those instances, the Company uses the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated. The Company makes certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Impairment Charges
The Company recorded total impairment charges of $21.1 million for the year ended December 31, 2018. This amount is comprised of impairment charges of $11.0 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $10.1 million, which were recorded on 12 (including impairments of $1.7 million on nine properties leased to SunTrust) of the Company’s held for use properties. The majority of the impairment charges on the held for use properties related to two multi-tenant properties.
The Company recorded total impairment charges of $25.0 million for the year ended December 31, 2017. This amount is comprised of impairment charges of $4.5 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $20.5 million were recorded on 38 (including impairments of $17.2 million on 36 properties leased to SunTrust) the Company’s held for use properties.
The Company recorded impairment charges of $27.3 million for the year ended December 31, 2016. This amount is comprised of impairment charges of $1.3 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and approximately $1.3 million related to the loss on sale of four single-tenant net lease properties operated by SunTrust. In addition, impairment charges include of $24.7 million of impairments recorded on 43 (all leased to SunTrust) of the Company’s held for use properties.
Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of December 31, 2018 and 2017 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2018	2017	2018		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$7,077	$7,470	5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	23	13,412	21,243	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank III	85	68,080	79,729	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	18	18,113	22,756	5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	36,812	37,562	5.63%		Fixed		Jun. 2041	Jun. 2021
Mortgage Loan I	250	572,199	638,115	4.36%		Fixed		Sep. 2020	Sep. 2020
Liberty Crossing (1)	—	—	11,000	—		—
Tiffany Springs MarketCenter (1)	—	—	33,802	—		—
Shops at Shelby Crossing	1	22,581	23,002	4.97%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	40,027	40,858	5.76%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed		Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan IV	39	29,887	—	5.16%		Fixed	(3)	Mar. 2025	Mar. 2025
Gross mortgage notes payable	480	1,200,538	1,307,887	4.64%	(2)
Deferred financing costs, net of accumulated amortization (4)		(11,363)	(15,182)
Mortgage premiums, net		6,938	10,728
Mortgage notes payable, net		$1,196,113	$1,303,433
_____________________________________

(1)	These mortgage notes payable were repaid during the second quarter of 2018.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

(3)	Fixed as a result of the Company having entered into swap agreements, which are included in derivatives, at fair value on the consolidated balance sheet as of December 31, 2018.

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

As of December 31, 2018 and 2017, the Company had pledged $2.3 billion and $2.5 billion, respectively, in real estate investments as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2018, $1.1 billion in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 6 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to December 31, 2018 and thereafter:

(In thousands)	Future Principal Payments
2019	$2,533
2020	613,084
2021	260,747
2022	1,070
2023	1,431
Thereafter	321,673
$1,200,538
The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2018, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Mortgage Loan I
During August 2015, certain subsidiaries of the Company entered into a mortgage loan agreement (“Mortgage Loan I”) with Barclays Bank PLC, Column Financial Inc. and UBS Real Estate Securities Inc. (together, the “Lenders I”). The Mortgage Loan I has a stated maturity of September 6, 2020 and is secured by mortgage interests in 250 of the Company’s properties. At the closing of the Mortgage Loan I, the Lenders I placed $42.5 million of the proceeds from the Mortgage Loan I in escrow, to be released to the Company upon certain conditions, including the receipt of ground lease estoppels, performance of certain repairs and receipt of environmental insurance. As of December 31, 2018, the Lenders had released $34.6 million of the amount originally placed in escrow to the Company leaving $7.9 million of the proceeds from the Mortgage Loan I in escrow and included in restricted cash on the consolidated balance sheet as of December 31, 2018. There were no material changes in escrow balances or restricted cash related to the Mortgage Loan I for the year ended December 31, 2018.
Mortgage Loan II
On December 8, 2017, certain subsidiaries of the Company entered into a loan agreement (“Mortgage Loan II”) with Societe Generale and UBS AG (collectively, the “Lenders II”). The Mortgage Loan II requires monthly interest-only payments, with the principal balance due on the maturity date and is secured by mortgage interests in 12 of the Company’s properties in eight states totaling approximately 2.4 million rentable square feet. The Mortgage Loan II permits the Lenders II to securitize the loan or any portion thereof.
Note 6 — Credit Facility
On February 16, 2017, the Company, the OP, and certain other subsidiaries of the Company acting as guarantors, entered into an amendment, assumption, joinder and reaffirmation of guaranties to an unsecured amended and restated credit agreement, dated December 2, 2014 by and among the RCA OP, to which the OP is successor by merger, BMO Harris Bank N.A. (“BMO Bank”) as administrative agent, letter of credit issuer, swingline lender and a lender, and the other parties thereto, relating to a $325.0 million revolving credit facility (the “Prior Credit Facility”).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of December 31, 2018, as discussed above, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of December 31, 2018, the Company had a total borrowing capacity under the Credit Facility of $461.5 million based on the value of the borrowing base under the Credit Facility. Of this amount, $324.7 million was outstanding under the Credit Facility as of December 31, 2018 and $136.8 million remained available for future borrowings. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments, and would be required to have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of December 31, 2018 and December 31, 2017, the weighted-average interest rate under the Credit Facility and Prior Credit Facility was 4.12% and 2.48%, respectively.
The Credit Facility contains various customary operating covenants, including a restricted payments covenant, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of December 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility.
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
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Sale
The Company had impaired real estate investments held for sale (see Note 4 — Real Estate Investments for additional information on impairment charges recorded by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of December 31, 2018 and 2017. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use (see Note 4 — Real Estate Investments for additional information on impairment charges incurred by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of December 31, 2018 and 2017. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic region as the impaired properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy. For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Impaired real estate investments held for sale	$—	$42,848	$—	$42,848
Impaired real estate investments held for use	—	7,765	886	8,651
Interest rate swaps - liabilities	—	(531)	—	(531)
Total	$—	$50,082	$886	$50,968

December 31, 2017
Impaired real estate investments held for sale	$—	$432	$—	$432
Impaired real estate Investments held for use	—	20,434	10,330	30,764
Interest rate swaps - assets	—	23	—	23
Total	$—	$20,889	$10,330	$31,219
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of December 31, 2018 and 2017 are reported in the following table:

		December 31, 2018		December 31, 2017
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,200,538	$1,209,364	$1,307,887	$1,332,240
Credit facilities	3	$324,700	$324,700	$95,000	$95,000
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
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2018 and 2017:

		December 31,
(In thousands)	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivative assets, at fair value	$—	$23
Interest Rate Swaps	Derivative liabilities, at fair value	$531	$—
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Additionally, during the twelve months ended December 31, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $81,863.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $74,757 will be reclassified from accumulated other comprehensive (loss) income as an increase to interest expense.
As of December 31, 2018 and 2017, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2018		December 31, 2017
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	4	$29,887	1	$34,098
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period ended December 31, 2018 and 2017, respectively. There was no gain or loss recognized on interest rate derivatives during the year ended December 31, 2016:

	Year Ended December 31,
(In thousands)	2018	2017
Amount of (loss) gain recognized in accumulated other comprehensive (loss) income on interest rate derivatives (effective portion)	$(670)	$56
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(125)	$(39)
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$81	$—
Non-Designated Hedges
As of December 31, 2018, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017. There were no gains or losses on non-designated hedging relationships during the years ended December 31, 2018 and 2016.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2018	$—	$(531)	$—	$(531)	$—	$—	$(531)
December 31, 2017	$23	$—	$—	$23	$—	$—	$23
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk related to these agreements was $0.6 million. The Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.6 million.
Note 9 — Common Stock
As of December 31, 2018 and 2017, the Company had 106.2 million and 105.2 million shares of common stock outstanding, respectively, comprised of, as of December 31, 2018 and following a sequence of corporate actions during July 2018 as described in more detail below, 80.0 million shares of Class A common stock and 26.2 million shares of Class B-2 common stock.
In April 2013, the Company’s board of directors authorized a monthly dividend equivalent to $1.65 per annum, per share of common stock. Effective July 1, 2017, the Company’s board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock. In connection with the Listing, the Company’s board of directors changed the rate at which the Company pays dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Additionally, effective July 1, 2018, the Company transitioned to declaring dividends based on quarterly basis with one month in arrears using monthly, rather than daily, record dates and will generally pay dividends on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stockholders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. In January 2019, the Company declared a dividend for December 2018, January 2019 and February 2019 resulting in only 11 months declared dividends during the year ended December 31, 2018. Notwithstanding the changes to the declaration dates, the Company paid 12 months of dividends during the year ended December 31, 2018.
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
Listing of the Company’s Common Stock
To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Each share of Class B-1 common stock and Class B-2 common stock was otherwise identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all classes of common stock were expected to receive the same dividends.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As a result of the corporate actions described above, the number of outstanding shares in total, and on a weighted-average basis for earnings per share purposes, remained the same with the exception of any fractional shares that were repurchased or forfeited as a result of the reverse stock split.
The table below provides details of the Company’s outstanding shares of common stock as of June 30, 2018 (prior to the Listing) and December 31, 2018:

	June 30, 2018 (prior to the Listing)	As of December 31, 2018
	Shares Outstanding	Class A Common Stock	Class B-2 Common Stock	Shares Outstanding
Shares of common stock (1)	105,049,705	78,749,079	26,262,477	105,011,556
Vesting and conversion of Class B Units (2) (3)	—	1,052,420	—	1,052,420
Redemption of Class A Units (formerly known as OP Units) (3) (4)	—	30,691	—	30,691
Unvested restricted shares (5)	9,088	134,025	2,209	136,234
Total	105,058,793	79,966,215	26,264,686	106,230,901
_________________________________
(1) See “Corporate Actions” above for a description of the reverse stock split and classification of shares as Class A common stock, Class B-1 common stock and Class B-2 common stock. Fractional shares of Class A common stock totaling 18,460 were repurchased by the Company as a result of the reverse stock split. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. As a result of this conversion, on October 10, 2018, all fractional shares of Class B-1 common stock totaling approximately 19,945 shares were repurchased by the Company. Amount at June 30, 2018 included 8,888 shares of common stock owned by the Special Limited Partner. During the second half of 2018, 4,444 shares of Class A common stock owned by the Special Limited Partner were distributed to individual members of the entity and, as a result, the Special Limited Partner owned 2,222 shares of Class A common stock and 2,222 shares of Class B-2 common stock as of December 31, 2018.
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
(4) Pursuant to the redemption provisions contained in the agreement of limited partnership of the OP, holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. 203,612 Class A Units were eligible for redemption after the Listing. On July 20, 2018, 30,691 Class A Units held by the RCA Advisor and the Special Limited Partner were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP.
(5) Fractional unvested restricted shares of common stock (“restricted shares”) held by the Company’s independent directors totaled approximately seven, and these fractional shares were forfeited in connection with the reverse stock split effected prior to the Listing. Also, during the three months ended September 30, 2018, the Company issued 127,402 restricted shares in the aggregate to members of the Company’s board of directors (see Note 13 — Share-Based Compensation).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Terminated Share Repurchase Program
In anticipation of the Listing, the Company’s board of directors terminated the Company’s previous share repurchase program (the “SRP”) in accordance with its terms, effective June 30, 2018. The Company’s board of directors had previously authorized the Company to repurchase shares pursuant to the SRP, which permitted investors to offer to sell their shares back to the Company after they held them for at least one year, subject to certain conditions and limitations. The Company repurchased shares on a semiannual basis, in its sole discretion, at each six-month period ending June 30 and December 31.
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
In the case of requests for death or disability, the repurchase price per share was equal to the Estimated Per-Share NAV applicable on the last day of the semiannual period, as described below.
Under the SRP, repurchases at each semiannual period were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period were funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the Pre-Listing DRIP (as defined herein), as well as any funds reserved by the Company in the sole discretion of the board of directors. Repurchases were made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
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
December 31, 2018

When a stockholder requested repurchases and the repurchases were approved, the Company reclassified such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased have the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through the SRP termination date of June 30, 2018:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	303,907		$24.01
Year ended December 31, 2015	1,769,738		24.13
Year ended December 31, 2016	7,854		24.17
Year ended December 31, 2017	1,225,365	(1)	23.71
Year ended December 31, 2018	412,939	(2)	23.37
Cumulative repurchases as of December 31, 2018	3,719,803		23.90
___________________________________

(1)
Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July 2017, following the effectiveness of the amendment and restatement of the SRP, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.

(2)	During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
Distribution Reinvestment Plan
On June 29, 2018, the Company announced that its board of directors had suspended the Company’s then effective distribution reinvestment plan (the “Pre-Listing DRIP”) effective June 30, 2018. As a result, all dividends paid for the month of June 2018 were paid in cash in July 2018. Prior to its suspension, the Company’s stockholders were able to elect to reinvest dividends by purchasing shares of common stock from the Company at the applicable Estimated Per-Share NAV. On the Listing Date, an amendment and restatement of the Pre-Listing DRIP approved by the Company’s board of directors became effective (as so amended and restated, the “Post-Listing DRIP”).
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion in Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion in Class A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the Pre-Listing DRIP or the Post-Listing DRIP. Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the year ended December 31, 2018, approximately 1.0 million shares of common stock were issued by the Company pursuant to the Pre-Listing DRIP, and no shares were issued by the Company pursuant to the Post-Listing DRIP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2019	$1,461
2020	1,243
2021	925
2022	942
2023	917
Thereafter	11,598
$17,086
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on the proposed merger of the Company and RCA and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the merger transaction, which was voted on and approved by stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick (“Additional Director Defendants”), Nicholas Radesca and the RCA Advisor), added counts under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order, which appeal is pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the years ended December 31, 2018 or 2017.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

2018. That motion is now pending. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. The Company believes the complaint is without merit and intends to defend vigorously.  The Company has not yet answered or moved to dismiss the complaint. The parties have agreed to stay this litigation pending a decision on the motion to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
During the years ended December 31, 2018 and 2017, the Company incurred approximately $1.9 million and $0.8 million in legal costs related to the above litigations. A portion of these litigation costs are subject to a claim for reimbursement under insurance policies maintained by the Company, which could result in future reimbursements to the Company. There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
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
Note 11 — Related Party Transactions and Arrangements
As of December 31, 2018, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 2,222 shares of Class A common stock and 2,222 shares of Class B-2 common stock and together with its affiliates, no OP Units after the distribution of 4,444 shares of Class A common stock to the individual members of the Special Limited Partner and the redemption of all OP Units previously held by the Special Limited Partner and its affiliates for shares of Class A common stock and the distribution of those shares to the individual members of those entities (see Note 9 — Common Stock for additional information). As of December 31, 2017, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock and owned 90 Class A Units (then known as OP Units).
On September 6, 2016, the agreement of limited partnership of the OP was amended and restated in connection with the effectiveness of the Merger (as so amended and restated, the “A&R OP Agreement”). On the Listing Date, the A&R OP Agreement was amended and restated in connection with the effectiveness of the Listing (as so amended and restated, the “Second A&R OP Agreement”). The amendments effected to the A&R OP Agreement pursuant to the Second A&R OP Agreement generally reflect provisions more consistent with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing, including designating the units of limited partnership previously designated as “OP Units” that correspond to each share of the Company’s common stock, with respect to dividends and otherwise, as “Class A Units” and setting forth the terms of a new class of units of limited partnership designated as LTIP Units including the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on the Listing Date pursuant to the 2018 OPP. In addition, the Second A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. The Second A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the Second A&R OP Agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 9 — Common Stock for additional information regarding these transactions.
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
On September 6, 2016, the date of the Merger Agreement, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective at the Effective Time. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and thereby terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor after January 1, 2018 as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor a specified Internalization fee pursuant to the terms of the Third A&R Advisory Agreement, which is equal to $15.0 million plus either (x) if the Internalization occurs on or before December 31, 2028, Subject Fees (defined below) multiplied by 4.5 and (y) if the Internalization occurs on or after January 1, 2029, Subject Fees multiplied by 3.5 plus 1% of the purchase price of each acquisition or merger that occurs between the date of the notice of Internalization received by the Advisor and the Internalization or 1% of the cumulative net proceeds of any equity raised by the Company between the end of the fiscal quarter in which notice was received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of common stock subject to certain conditions.
The initial term of the Third A&R Advisory Agreement expires on April 29, 2035, the twentieth anniversary of Second A&R Advisory Agreement. This term is automatically renewed for successive twenty year terms upon expiration unless the Third A&R Advisory Agreement is terminated (1) in accordance with an Internalization, (2) by the Company or the Advisor with cause, without penalty, with 60 days’ notice, (3) by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Third A&R Advisory Agreement or (b) any material breach of the Third A&R Advisory Agreement of any nature whatsoever by the Company, or (4) by the Advisor in connection with a change of control of the Company. Upon the termination of the Third A&R Advisory Agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, as well as the then-present fair market value of the Advisor’s interest in the Company.
On September 6, 2016, the date of the Merger Agreement, the Company entered into the A&R OP Agreement, which became effective upon the Effective Time. The A&R OP Agreement made certain changes to the provisions of the partnership agreement relating to (a) distributions of net sales proceeds and the Termination Note (as defined in the A&R OP Agreement) issuable on termination of the Third A&R Advisory Agreement to address the issuance of shares of the Company’s common stock pursuant to the Merger and in future transactions; (b) an Internalization; and (c) certain matters related to changes in the Third A&R Advisory Agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Acquisition Fees
Prior to January 16, 2016, the Advisor was paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Second A&R Advisory Agreement terminated the acquisition fees and financing coordination fees (both as described in the Second A&R Advisory Agreement) effective January 16, 2016. As of January 16, 2016, aggregate acquisition fees and financing coordination fees did not exceed the 1.5% threshold. Further, the total of all acquisition fees, acquisition expenses and any financing coordination fees payable was not to exceed 4.5% of the Company’s total portfolio contract purchase price or 4.5% of the amount advanced for the Company’s total portfolio of loans or other investments. As of January 16, 2016, the total of all cumulative acquisition fees, acquisition expenses and financing coordination fees did not exceed the 4.5% threshold. In addition to the now terminated acquisition and financing coordination fees, the Advisor also has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (as described below) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Company has incurred $0.3 million and $0.2 million of acquisition expenses and related cost reimbursements for the year ended December 31, 2018 and 2017, respectively. No acquisition fees and related cost reimbursements were incurred for the year ended December 31, 2016.
Financing Coordination Fees
Additionally, prior to January 16, 2016, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. The Second A&R Advisory Agreement terminated the financing coordination fees effective January 16, 2016.
Asset Management Fees and Variable Management/Incentive Fees
Prior to April 15, 2015, in connection with asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the Company’s board of directors) Class B Units to the Advisor. The Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP’s assets plus all distributions paid by the Company equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon (the “Economic Hurdle”); (b) any one of the following events occurred concurrently with or subsequently to the achievement of the Economic Hurdle: (i) a listing; (ii) a transaction to which the Company or the OP was a party, as a result of which OP Units or the Company’s common stock are exchanged for, or converted into, the right, or the holders of such securities are otherwise entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement was providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services was attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the Economic Hurdle above has been met. Unvested Class B Units were to be forfeited immediately if: (x) the advisory agreement was terminated for any reason other than a termination without cause; or (y) the advisory agreement was terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the Economic Hurdle has been met.
Prior to the Listing, in aggregate, the Company’s board of directors had approved and the Company had issued 1,052,420 Class B Units to the Advisor in connection with the arrangement described above. Pursuant to the terms of the A&R OP Agreement, the Advisor was entitled to receive distributions on unvested Class B Units equal to the dividend amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As a result of the Listing and the prior determination by the Company’s board of directors that the Economic Hurdle, had been satisfied, the Class B Units vested in accordance with their terms as the Economic Hurdle had been satisfied and the Listing qualified as a liquidity event. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement. As a result, the Company recorded a non-cash expense of approximately $15.8 million recorded in vesting and conversion of Class B Units in the unaudited consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following the Effective Time; (ii) $22.5 million annually for the second year following the Effective Time; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any REIT that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following the Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the DRIP and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from an Specified Transaction after the Effective Time) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after the Effective Time. Base management fees are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the years ended December 31, 2018, 2017 and 2016.
Property Management Fees
On September 6, 2016, the date of the Merger Agreement, RCA’s former property manager and leasing agent, assigned RCA’s existing property management agreement (as amended and restated in connection with the execution of the Merger Agreement and further amended from time to time, the “Multi-Tenant Property Management Agreement”) and existing leasing agreement (as amended and restated in connection with the execution of the Merger Agreement, the “Multi-Tenant Leasing Agreement”) to the Property Manager. The Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement became effective at the Effective Time.
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for (1) the properties owned by RCA prior to the Merger and (2) any existing anchored, retail properties, such as power centers and lifestyle centers, acquired by the Company after the Effective Time and during the term of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement, (the “Multi-Tenant Properties”). In December 2017, in connection with a $210.0 million

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

mortgage loan secured by 12 of the Company’s anchored, stabilized core retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, with the exception of the transition fees described below.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $8.6 million, $7.8 million and $2.9 million, respectively, of reimbursement expenses from the Advisor for providing administrative services exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln. This reimbursement includes reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may elect to forgive certain fees. Because the Advisor may forgive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating costs. No such fees were forgiven or costs were absorbed by the Advisor during the years ended December 31, 2018, 2017 and 2016.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below include fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2018	2017	2016	2018	2017
One-time fees and reimbursements:
Acquisition related cost reimbursements (1)	$318	$180	$—	$70	$9
Vesting and conversion of Class B Units	15,786	—	—	—	—
Ongoing fees:
Asset management fees	23,143	20,908	18,000	95	408
Property management and leasing fees (2)	9,620	7,167	—	1,272	1,114
Professional fees and other reimbursements (3)	9,314	8,540	3,104	1,197	1,522	(4)
Distributions on Class B Units (3)	736	1,551	1,736	—	116
Total related party operation fees and reimbursements	$58,917	$38,346	$22,840	$2,634	$3,169
_________________________________
(1) Amounts included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts included in property operating expenses in the consolidated statements of operations and comprehensive loss.
(3) Amounts included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
(4) Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at that time and prior to its bankruptcy filing was under common control with our Advisor. RCAP was also the parent company of the Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
Listing Arrangements
Fees Incurred in Connection with a Listing
Pursuant to the A&R OP Agreement, in the event that the Company’s common stock was listed on a national exchange, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

•
the sum of (i) the “market value” (as defined in the A&R OP Agreement) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and

•
the sum of (i) the gross proceeds (“Gross Proceeds”) of all public and private offerings, including issuance of the Company’s common stock pursuant to a merger (including the Merger) or business combination (an “Offering”) as of the Listing Date plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of the Company’s common stock in an Offering prior to the Listing, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Credit Facility, BMO Bank. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock will not be determinable until the end of the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Because the conversion of shares of Class B-2 common stock into shares of Class A common stock occurred on January 9, 2019, the measurement period will be the 30 trading days commencing on July 8, 2019 and ending on August 16, 2019. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note at issuance and at December 31, 2018 was not material and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Real Estate Commissions
Under the First A&R Advisory Agreement, the Advisor was paid a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker was also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the year ended December 31, 2016, the Company incurred $0.6 million of real estate commissions from the Advisor for its services in connection with the sale of real estate investments. The impact of the real estate commissions is included in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. No such commissions were incurred during the years ended December 31, 2018 and 2017. The Second A&R Advisory Agreement terminated the brokerage commission to the Advisor.
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
The 2018 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. While the RSP provided only for awards of restricted shares and RSUs, the 2018 Equity Plan has been expanded to permit awards of options, stock appreciation rights, stock awards, LTIP Units and other equity awards in addition to restricted shares and restricted stock units. The 2018 Equity Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP.
RSUs and Restricted Shares
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSU awards, and no unvested RSU awards were outstanding during the year ended December 31, 2018.
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to July 1, 2015 under the RSP, the awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient’s employment or other relationship with the Company. For restricted share awards granted on or after July 1, 2015 under the RSP and restricted share awards granted under the Individual Plan, the awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination. All unvested restricted shares also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2015	7,455	$23.34
Granted	3,723	24.17
Vested	(1,811)	23.19
Unvested, December 31, 2016	9,367	23.70
Granted	8,897	23.59
Vested	(2,556)	23.47
Unvested, December 31, 2017	15,708	23.67
Granted	127,402	16.01
Vested	(6,869)	23.58
Forfeited	(7)	—
Unvested, December 31, 2018	136,234	16.51
As of December 31, 2018, the Company had $1.8 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $450,000, $128,000 and $67,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units (the “Award LTIP Units”) equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with the early adoption of ASU 2018-07 (see Note 3 — Summary of Significant Accounting Policies), the total fair value of the Award LTIP Units of $32.0 million was calculated and fixed as of the grant date, and will be recorded over the requisite service period of three years. As a result, during the year ended December 31, 2018, the Company recorded share-based compensation expense related to the Award LTIP Units of $4.8 million, which is recorded in share-based compensation — multi-year outperformance agreement in the consolidated statements of operations and comprehensive loss. As of December 31, 2018, the Company had $27.2 million of unrecognized compensation expense related the Award LTIP Units which is expected to be recognized over a period of 2.5 years.
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
Half of the Award LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of Award LTIPs Units Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR Award LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the Award LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group as of the Valuation Date consisting of Colony Capital, Inc., Lexington Realty Trust, Ramco-Gershenson Properties Trust, Spirit Realty Capital, Inc. and (following an amendment to the 2018 OPP in March 2019 in light of the effectiveness of a merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust) Office Properties Income Trust as follows:

Performance Level	Relative TSR Excess			Percentage of Relative TSR Award LTIPs Units Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%
If the relative TSR excess is more than -600 bps but less than 0 bps, or more than 0 bps but less than +600 bps, the percentage of the Relative TSR Award LTIP Units earned is determined using linear interpolation as between those tiers, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. For the year ended December 31, 2018, the Company recorded distributions related to the LTIP Units (representing the Master LTIP Unit and the Award LTIP Units) of $0.2 million, which is recorded in the consolidated statement of changes in equity. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
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
The award of LTIP Units under the 2018 OPP is administered by the Compensation Committee, provided that any of the Compensation Committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the Compensation Committee is responsible for determining the number of Absolute TSR Award LTIPs and Relative TSR Award LTIPs earned, as calculated by an independent consultant engaged by the Compensation Committee and as approved by the Compensation Committee in its reasonable and good faith discretion. The Compensation Committee also must approve the transfer of any Absolute TSR Award LTIP Units and Relative TSR Award LTIP Units (or Class A Units into which they may be converted in accordance with the terms of the A&R LPA).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2018, 2017 and 2016.
Note 14 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Basic and diluted net loss attributable to stockholders (in thousands)	$(37,409)	$(46,494)	$(54,255)
Basic and diluted weighted-average shares outstanding	105,560,053	99,649,471	65,450,432
Basic and diluted net loss per share	$(0.35)	$(0.47)	$(0.83)
Diluted net loss per share assumes the vesting or conversion of restricted shares and OP Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 11 — Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, OP Units, Class B Units and Award LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of December 31, 2017 or 2016:

	December 31,
	2018	2017	2016
Unvested restricted shares (1)	52,847	12,957	7,985
OP Units (2)	189,737	177,962	90
Class B Units (3)	573,785	1,052,420	1,052,420
Award LTIP Units (4)	1,515,359	—	—
Total	2,331,728	1,243,339	1,060,495
_____________________

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 136,234, 15,708 and 9,367 shares of unvested restricted stock outstanding as of December 31, 2018, 2017 and 2016, respectively.

(2)	Weighted-average number of shares of OP Units outstanding for the periods presented. There were 172,921, 203,612 and 90 OP Units outstanding as of December 31, 2018, 2017 and 2016, respectively.

(3)
Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of December 31, 2018 and 1,052,420 Class B Units outstanding as of December 31, 2017 and 2016.

(4)	Weighted-average number of Award LTIP Units outstanding for the periods presented. There were 4,496,796 Award LTIP Units outstanding as of December 31, 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 15 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$70,119	$71,108	$74,888	$75,092
Net income (loss) attributable to stockholders	$15,401	$(12,041)	$(27,245)	$(13,524)

Basic weighted-average shares outstanding	105,196,387	105,028,459	105,905,281	106,096,401
Diluted weighted-average shares outstanding	105,415,211	105,028,459	105,905,281	106,096,401
Basic and diluted net income (loss) per share attributable to stockholders	$0.15	$(0.11)	$(0.26)	$(0.13)

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$57,220	$71,607	$69,729	$72,354
Net loss attributable to stockholders	(10,717)	(1,021)	(15,367)	$(19,389)

Basic and diluted weighted-average shares outstanding	84,652,179	104,140,631	104,545,591	104,982,273
Basic and diluted net loss per share attributable to stockholders	$(0.13)	$(0.01)	$(0.15)	$(0.18)
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
From January 1, 2019 to March 7, 2019, the Company acquired 58 properties with an aggregate base purchase price of $96.2 million, excluding acquisition related costs.
Dispositions
From January 1, 2019 to March 7, 2019, the Company sold five properties with an aggregate contract sale price of $10.4 million.
Conversion of Class B-2 Common Stock
In accordance with their terms, all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Fractional shares of Class B-2 totaling approximately 19,863 shares were repurchased at a price of $13.78 per share by the Company as a result of the conversion of the automatic conversion. For addition information related to the Company’s common stock, see Note 9 — Common Stock.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Dollar General I	Retail	Mission	TX	4/29/2013	—	(1)	$142	$807	$—	$—	$949	$242
Dollar General I	Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	247
Walgreens I	Retail	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	950
Dollar General II	Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	—	1,072	285
Dollar General II	Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	257
AutoZone I	Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	375
Dollar General III	Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	265
Dollar General III	Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	275
Dollar General III	Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	270
Dollar General III	Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	275
Dollar General III	Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	248
BSFS I	Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	556
Dollar General IV	Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	205
Dollar General IV	Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	206
Tractor Supply I	Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	813
Dollar General V	Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	385
Mattress Firm I	Retail	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	363
Family Dollar I	Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	208
Lowe's I	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	2,089
Lowe's I	Retail	Fayetteville	NC	8/19/2013	—		—	6,422	—	—	6,422	1,593
Lowe's I	Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	2,548
Lowe's I	Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	2,714
O'Reilly Auto Parts I	Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	221
Food Lion I	Retail	Charlotte	NC	8/19/2013	—	(1)	3,132	4,697	—	—	7,829	1,205
Lowe's I	Retail	Aiken	SC	8/21/2013	—	(1)	1,764	7,056	—	—	8,820	1,748
Family Dollar II	Retail	Danville	AR	8/22/2013	—	(1)	170	679	—	—	849	197
Walgreens II	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	782
Dollar General VI	Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	256
Dollar General VII	Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	288
Family Dollar III	Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	240
Chili's I	Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	631
Chili's I	Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	687
CVS I	Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	585
Joe's Crab Shack I	Retail	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	960
Tire Kingdom I	Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	392

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Dollar General VIII	Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	304
AutoZone II	Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	248
Family Dollar IV	Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	199
Fresenius I	Retail	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	416
Dollar General IX	Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	210
Advance Auto I	Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	193
Walgreens III	Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,261
CVS II	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	694
Arby's I	Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	523
Walgreens IV	Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	613
Dollar General X	Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	296
National Tire & Battery I	Retail	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	172
American Express Travel Related Services I	Office	Salt Lake City	UT	9/24/2013	—	(1)	4,150	32,789	—	—	36,939	13,388
AmeriCold I	Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	5,607
AmeriCold I	Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	3,752
AmeriCold I	Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	4,567
AmeriCold I	Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	2,224
AmeriCold I	Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	1,780
AmeriCold I	Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	4,348
AmeriCold I	Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	8,350
AmeriCold I	Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	7,563
AmeriCold I	Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	5,704
Home Depot I	Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	7,472
Home Depot I	Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	8,238
New Breed Logistics I	Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	6,025
SunTrust Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	650
SunTrust Bank I	Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	379
SunTrust Bank I	Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	786
SunTrust Bank I	Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	843
SunTrust Bank I	Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	571
SunTrust Bank I	Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	317
SunTrust Bank I	Retail	Dunwoody	GA	9/24/2013	—	(1)	460	2,714	(203)	(941)	2,030	673
SunTrust Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	279
SunTrust Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	392
SunTrust Bank I	Retail	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	231

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank I	Retail	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	160
SunTrust Bank I	Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	166
SunTrust Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	240
SunTrust Bank I	Retail	Fountain Inn	SC	9/24/2013	—	(1)	290	1,086	(250)	(754)	372	223
SunTrust Bank I	Retail	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	215
SunTrust Bank I	Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	183
SunTrust Bank I	Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	351
SunTrust Bank I	Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	324
SunTrust Bank I	Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	140
SunTrust Bank I	Retail	Nassawadox	VA	9/24/2013	—	(1)	70	484	(52)	(269)	233	127
SunTrust Bank I	Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	261
SunTrust Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	100
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	151
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	224
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	236
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	492
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	169
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	171
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	145
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	239
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	236
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	136
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	325
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	151
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	230
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	538
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	283
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	348
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	215
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	202
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	156
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	1,194
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	860
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	811
American Tire Distributors I	Distribution	Chattanooga	TN	9/30/2013	—	(1)	401	7,626	—	—	8,027	2,396

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Krystal I	Retail	Jacksonville	FL	9/30/2013	—	(1)	533	799	—	—	1,332	288
Krystal I	Retail	Columbus	GA	9/30/2013	—	(1)	143	1,288	—	—	1,431	463
Krystal I	Retail	Ft. Oglethorpe	GA	9/30/2013	—	(1)	181	1,024	—	—	1,205	368
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	(1)	285	855	—	—	1,140	308
Krystal I	Retail	Cleveland	TN	9/30/2013	—	(1)	207	1,172	—	—	1,379	421
Krystal I	Retail	Madison	TN	9/30/2013	—	(1)	416	624	—	—	1,040	225
O'Charley's I	Retail	Lexington	KY	9/30/2013	—	(1)	409	955	—	—	1,364	344
O'Charley's I	Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	760
O'Charley's I	Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	559
O'Charley's I	Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	459
O'Charley's I	Retail	Kennesaw	GA	9/30/2013	—	(1)	142	1,280	—	—	1,422	460
O'Charley's I	Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	534
O'Charley's I	Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	399
O'Charley's I	Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,899	—	—	2,234	683
O'Charley's I	Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	502
O'Charley's I	Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	556
O'Charley's I	Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	495
O'Charley's I	Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	521
O'Charley's I	Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	551
O'Charley's I	Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	538
O'Charley's I	Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	530
O'Charley's I	Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	368
O'Charley's I	Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	384
O'Charley's I	Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	492
O'Charley's I	Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	—	2,064	594
O'Charley's I	Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	426
Walgreens VII	Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	824
Walgreens VII	Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	648
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	437
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	402
Walgreens VII	Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	1,068
Walgreens VII	Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,078	—	—	4,397	946
Walgreens VII	Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	890

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Walgreens VII	Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	818
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	404
Tractor Supply II	Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	286
National Tire & Battery II	Retail	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742	521
United Healthcare I	Office	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,805	47,565	—	—	51,370	6,652
Tractor Supply III	Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	544
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	215
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	220
Academy Sports I	Retail	Cape Girardeau	MO	10/29/2013	—	(1)	384	7,292	(23)	(341)	7,312	1,790
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	618
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432	2,111
Fresenius II	Retail	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	541
Fresenius II	Retail	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	469
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	253
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	250
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	497
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	297
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,303
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	226
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	133
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	66
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	135
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	263
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	90
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	295
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	173
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	82
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	354
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	215
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	264
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	141
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	211

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	301
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	244
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	278
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	358
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	281
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	239
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	222
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	344
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	251
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	273
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	240
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	332
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	399
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	226
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	241
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	206
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	282
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	429
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	260
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	255
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	474
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	375
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	419
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	180
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	393
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	469
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	246
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	295
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	244
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	220
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	275
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848	471

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	967
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	233
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	—	—	750	202
CVS III	Retail	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980	766
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	161
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691	427
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	293
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	218
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	7,077		2,516	12,570	—	—	15,086	1,785
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	368
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	332
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	451
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	718
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	626
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	774
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	416
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	320
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	515
SunTrust Bank II	Retail	Lakeland	FL	1/8/2014	—	(2)	590	705	—	—	1,295	120
SunTrust Bank II	Retail	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	176
SunTrust Bank II	Retail	Vero Beach	FL	1/8/2014	—	(2)	825	2,682	—	—	3,507	373
SunTrust Bank II	Retail	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	164
SunTrust Bank II	Retail	Winter Park	FL	1/8/2014	—	(2)	2,264	1,079	—	—	3,343	169
SunTrust Bank II	Retail	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	476
SunTrust Bank II	Retail	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	284
SunTrust Bank II	Retail	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	111
SunTrust Bank II	Retail	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	298
SunTrust Bank II	Retail	Atlanta	GA	1/8/2014	—	(2)	1,071	2,293	—	—	3,364	327
SunTrust Bank II	Retail	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	68
SunTrust Bank II	Retail	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	170
SunTrust Bank II	Retail	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	38
SunTrust Bank II	Retail	Greensboro	NC	1/8/2014	—	(2)	326	633	—	—	959	92

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank II	Retail	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	56
SunTrust Bank II	Retail	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	116
SunTrust Bank II	Retail	Nashville	TN	1/8/2014	—	(2)	890	504	—	—	1,394	89
SunTrust Bank II	Retail	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	83
SunTrust Bank II	Retail	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	78
SunTrust Bank II	Retail	Fredericksburg	VA	1/8/2014	—	(2)	1,623	446	—	—	2,069	77
SunTrust Bank II	Retail	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	185
SunTrust Bank II	Retail	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	106
SunTrust Bank II	Retail	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	161
Mattress Firm IV	Retail	Meridian	ID	1/9/2014	—	(1)	691	1,193	—	—	1,884	178
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	166
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	616
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	(1)	299	1,478	—	—	1,777	215
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	174
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	80
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	98
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	122

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
C&S Wholesale Grocer I	Distribution	Hatfield (South)	MA	2/21/2014	—		1,420	14,169	—	—	15,589	1,786
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	150
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	126
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	106
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	105
Dollar General XVII	Retail	Tullos	LA	3/5/2014	—	(1)	114	736	—	—	850	107
SunTrust Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	132
SunTrust Bank III	Retail	Fort Meade	FL	3/10/2014	—	(3)	175	2,375	(114)	(1,401)	1,035	254
SunTrust Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	261
SunTrust Bank III	Retail	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	113
SunTrust Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	289
SunTrust Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	125

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	229
SunTrust Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	955	1,329	—	—	2,284	191
SunTrust Bank III	Retail	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	260
SunTrust Bank III	Retail	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	199
SunTrust Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	63
SunTrust Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	162
SunTrust Bank III	Retail	Tamarac	FL	3/10/2014	—	(3)	997	1,241	—	—	2,238	179
SunTrust Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	271
SunTrust Bank III	Retail	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	265
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	234
SunTrust Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	234
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	200
SunTrust Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	303
SunTrust Bank III	Retail	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	358
SunTrust Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	235
SunTrust Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	270
SunTrust Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	165
SunTrust Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	874	1,922	—	—	2,796	263
SunTrust Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	146
SunTrust Bank III	Retail	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	332
SunTrust Bank III	Retail	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	161
SunTrust Bank III	Retail	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	264
SunTrust Bank III	Retail	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	258
SunTrust Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	626
SunTrust Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	221
SunTrust Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	73
SunTrust Bank III	Retail	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	109
SunTrust Bank III	Retail	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	82
SunTrust Bank III	Retail	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	320
SunTrust Bank III	Retail	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	112
SunTrust Bank III	Retail	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	180
SunTrust Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	176
SunTrust Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	271
SunTrust Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	155
SunTrust Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	156

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	122
SunTrust Bank III	Retail	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	123
SunTrust Bank III	Retail	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	102
SunTrust Bank III	Retail	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	71
SunTrust Bank III	Retail	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	116
SunTrust Bank III	Retail	Charlotte	NC	3/10/2014	—	(3)	563	750	—	—	1,313	115
SunTrust Bank III	Retail	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	97
SunTrust Bank III	Retail	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	102
SunTrust Bank III	Retail	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	88
SunTrust Bank III	Retail	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	135
SunTrust Bank III	Retail	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	516
SunTrust Bank III	Retail	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	122
SunTrust Bank III	Retail	Oxford	NC	3/10/2014	—	(3)	530	1,727	—	—	2,257	227
SunTrust Bank III	Retail	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	76
SunTrust Bank III	Retail	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	105
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	124
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	99
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	152
SunTrust Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	287
SunTrust Bank III	Retail	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	253
SunTrust Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	273
SunTrust Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	214
SunTrust Bank III	Retail	Smyrna	TN	3/10/2014	—	(3)	501	767	—	—	1,268	121
SunTrust Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	111
SunTrust Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	84
SunTrust Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	97
SunTrust Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	110
SunTrust Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	47
SunTrust Bank III	Retail	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	86
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	52
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	36
SunTrust Bank III	Retail	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	147
SunTrust Bank III	Retail	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	61
SunTrust Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	103
SunTrust Bank III	Retail	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	93

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
SunTrust Bank III	Retail	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	169
SunTrust Bank III	Retail	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	236
SunTrust Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	169
SunTrust Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	255
SunTrust Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	(804)	181	9,959	1,100
SunTrust Bank IV	Retail	Lake Mary	FL	3/10/2014	—	(4)	1,911	2,849	—	—	4,760	385
SunTrust Bank IV	Retail	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	286
SunTrust Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	337
SunTrust Bank IV	Retail	Pembroke Pines	FL	3/10/2014	—	(4)	1,688	548	—	—	2,236	95
SunTrust Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	177
SunTrust Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	559	750	—	—	1,309	136
SunTrust Bank IV	Retail	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	123
SunTrust Bank IV	Retail	Stone Mountain	GA	3/10/2014	—	(4)	461	475	—	—	936	70
SunTrust Bank IV	Retail	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	—	1,812	195
SunTrust Bank IV	Retail	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	80
SunTrust Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	142
SunTrust Bank IV	Retail	Creedmoor	NC	3/10/2014	—	(4)	306	789	(128)	(300)	667	97
SunTrust Bank IV	Retail	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	133
SunTrust Bank IV	Retail	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	64
SunTrust Bank IV	Retail	Nashville	TN	3/10/2014	—	(4)	1,035	745	—	—	1,780	102
SunTrust Bank IV	Retail	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	79
SunTrust Bank IV	Retail	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	208
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	161
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	106
Sanofi US I	Office	Bridgewater	NJ	3/20/2014	125,000		16,009	194,287	—	—	210,296	24,725
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	110
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	172
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	111
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—	(1)	3,295	13,693	—	—	16,988	1,827
Stop & Shop I	Retail	Malden	MA	5/8/2014	—	(5)	4,418	15,195	—	—	19,613	1,834
Stop & Shop I	Retail	Swampscott	MA	5/8/2014	—	(5)	3,644	12,982	—	—	16,626	1,564
Stop & Shop I	Retail	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	1,679
Stop & Shop I	Retail	Framingham	MA	5/8/2014	—	(5)	3,971	12,289	—	—	16,260	1,489
Stop & Shop I	Retail	Bristol	RI	5/8/2014	—	(5)	2,860	10,010	—	—	12,870	1,300
Stop & Shop I	Retail	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	1,244

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Bi-Lo I		Retail	Greenville	SC	5/8/2014	—	(1)	1,504	4,770	—	—	6,274	636
Dollar General XVII		Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	103
Dollar General XIX		Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	142
Dollar General XX		Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	85
Dollar General XX		Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	77
Dollar General XX		Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	112
Dollar General XX		Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	124
Dollar General XX		Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	84
Dollar General XXI		Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	162
Dollar General XXII		Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	119
FedEx Ground V		Distribution	Sioux City	IA	2/17/2016	—	(10)	199	5,639	—	—	5,838	465
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—	(10)	1,287	8,988	—	—	10,275	841
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—	(10)	40	6,022	—	—	6,062	534
FedEx Ground VIII		Distribution	Wausau	WI	2/23/2016	—	(10)	202	9,017	—	—	9,219	849
Liberty Crossing	(11)	Power Center	Rowlett	TX	2/16/2017	—	(10)	6,285	20,700	—	—	26,985	1,148
San Pedro Crossing	(11)	Power Center	San Antonio	TX	2/16/2017	—	(7)	10,118	38,655	—	667	49,440	2,066
Tiffany Springs MarketCenter	(11)	Power Center	Kansas City	MO	2/16/2017	—	(10)	10,154	50,832	—	3,253	64,239	3,057
The Streets of West Chester	(11)	Lifestyle Center	West Chester	OH	2/16/2017	—	(10)	11,313	34,305	—	—	45,618	1,870
Prairie Towne Center	(11)	Power Center	Schaumburg	IL	2/16/2017	—	(10)	11,070	19,528	—	—	30,598	1,100
Southway Shopping Center	(11)	Power Center	Houston	TX	2/16/2017	—	(10)	10,260	24,440	—	20	34,720	1,269
Stirling Slidell Centre	(11)	Power Center	Slidell	LA	2/16/2017	—	(10)	3,495	18,113	—	12	21,620	999
Northwoods Marketplace	(11)	Power Center	North Charleston	SC	2/16/2017	—	(10)	13,474	28,362	—	44	41,880	1,520
Centennial Plaza	(11)	Power Center	Oklahoma City	OK	2/16/2017	—	(7)	3,488	30,054	—	—	33,542	1,553
Northlake Commons	(11)	Lifestyle Center	Charlotte	NC	2/16/2017	—	(10)	17,539	16,342	—	55	33,936	997
Shops at Shelby Crossing	(11)	Power Center	Sebring	FL	2/16/2017	22,581		4,478	32,316	—	85	36,879	2,035
Shoppes of West Melbourne	(11)	Power Center	West Melbourne	FL	2/16/2017	—	(7)	4,258	19,138	—	866	24,262	1,062
The Centrum	(11)	Power Center	Pineville	NC	2/16/2017	—	(10)	12,013	26,242	—	622	38,877	1,448
Shoppes at Wyomissing	(11)	Lifestyle Center	Wyomissing	PA	2/16/2017	—	(10)	4,108	32,446	—	—	36,554	1,730
Southroads Shopping Center	(11)	Power Center	Tulsa	OK	2/16/2017	—	(10)	6,663	60,720	31	333	67,747	2,578
Parkside Shopping Center	(11)	Power Center	Frankfort	KY	2/16/2017	—	(10)	9,978	29,996	—	167	40,141	1,775
Colonial Landing	(11)	Power Center	Orlando	FL	2/16/2017	—	(10)	—	44,255	—	—	44,255	2,234
The Shops at West End	(11)	Lifestyle Center	St. Louis Park	MN	2/16/2017	—	(10)	12,831	107,806	—	18	120,655	5,201
Township Marketplace	(11)	Power Center	Monaca	PA	2/16/2017	—	(10)	8,146	39,267	—	—	47,413	2,022
Cross Pointe Centre	(11)	Power Center	Fayetteville	NC	2/16/2017	—	(7)	8,075	19,717	—	234	28,026	1,044

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Towne Centre Plaza	(11)	Power Center	Mesquite	TX	2/16/2017	—	(10)	3,553	11,992	—	(340)	15,205	667
Village at Quail Springs	(11)	Power Center	Oklahoma City	OK	2/16/2017	—	(10)	2,307	9,983	—	2,045	14,335	556
Pine Ridge Plaza	(11)	Power Center	Lawrence	KS	2/16/2017	—	(10)	14,008	20,935	—	502	35,445	1,249
Bison Hollow	(11)	Power Center	Traverse City	MI	2/16/2017	—	(10)	4,346	15,944	—	—	20,290	833
Jefferson Commons	(11)	Power Center	Louisville	KY	2/16/2017	—	(7)	5,110	29,432	—	211	34,753	1,593
Northpark Center	(11)	Power Center	Huber Heights	OH	2/16/2017	—	(7)	8,975	28,552	—	986	38,513	1,568
Anderson Station	(11)	Power Center	Anderson	SC	2/16/2017	—	(7)	5,201	27,100	—	225	32,526	1,558
Patton Creek	(11)	Power Center	Hoover	AL	2/16/2017	40,027		15,799	79,150	(405)	184	94,728	4,122
North Lakeland Plaza	(11)	Power Center	Lakeland	FL	2/16/2017	—	(7)	2,599	12,652	—	—	15,251	692
Riverbend Marketplace	(11)	Power Center	Asheville	NC	2/16/2017	—	(7)	4,949	18,213	—	—	23,162	990
Montecito Crossing	(11)	Power Center	Las Vegas	NV	2/16/2017	—	(7)	16,204	36,476	—	—	52,680	2,027
Best on the Boulevard	(11)	Power Center	Las Vegas	NV	2/16/2017	—	(7)	10,046	32,705	—	250	43,001	1,758
Shops at RiverGate South	(11)	Power Center	Charlotte	NC	2/16/2017	—	(7)	5,202	28,378	—	—	33,580	1,514
Parkside Shopping Center - Excess Land	(11)	Land - Unimproved	Frankfort	KY	2/16/2017	—		695	—	—	—	695	—
The Streets of West Chester - Excess Land	(11)	Land - Unimproved	West Chester	OH	2/16/2017	—		517	—	—	—	517	—
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017	—	(8)	233	1,044	—	—	1,277	59
Dollar General XXIII		Retail	Farmington	NY	3/31/2017	—	(8)	374	1,037	—	—	1,411	59
Dollar General XXIII		Retail	Geddes	NY	3/31/2017	—	(8)	191	1,018	—	—	1,209	58
Dollar General XXIII		Retail	Otego	NY	3/31/2017	—	(8)	285	1,070	—	—	1,355	62
Dollar General XXIII		Retail	Parish	NY	3/31/2017	—	(8)	164	1,071	—	—	1,235	63
Dollar General XXIII		Retail	Utica	NY	3/31/2017	—	(8)	301	1,034	—	—	1,335	63
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017	—	(8)	119	1,663	—	—	1,782	82
Bob Evans I		Retail	Kettering	OH	4/28/2017	—	(6)	264	1,493	—	—	1,757	76
Bob Evans I		Retail	Miamisburg	OH	4/28/2017	—	(6)	339	1,791	—	—	2,130	88
Bob Evans I		Retail	Elyria	OH	4/28/2017	—	(6)	540	1,003	—	—	1,543	56
Bob Evans I		Retail	Taylor	MI	4/28/2017	—	(6)	542	1,210	—	—	1,752	66
Bob Evans I		Retail	Lansing	MI	4/28/2017	—	(6)	817	1,093	—	—	1,910	65
Bob Evans I		Retail	Marietta	OH	4/28/2017	—	(6)	631	1,890	—	—	2,521	94
Bob Evans I		Retail	Roseville	MI	4/28/2017	—	(6)	861	854	—	—	1,715	54
Bob Evans I		Retail	Steubenville	OH	4/28/2017	—	(6)	641	1,638	—	—	2,279	93
Bob Evans I		Retail	Franklin	OH	4/28/2017	—	(6)	620	1,581	—	—	2,201	81
Bob Evans I		Retail	Ashland	KY	4/28/2017	—	(6)	446	1,771	—	—	2,217	84
Bob Evans I		Retail	Bloomington	IN	4/28/2017	—	(6)	405	1,351	—	—	1,756	65
Bob Evans I		Retail	Dublin	OH	4/28/2017	—	(6)	701	645	—	—	1,346	40

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Bob Evans I	Retail	Streetsboro	OH	4/28/2017	—	(6)	1,078	780	—	—	1,858	48
Bob Evans I	Retail	Lewes	DE	4/28/2017	—	(6)	660	1,016	—	—	1,676	55
Bob Evans I	Retail	Lebanon	OH	4/28/2017	—	(6)	628	1,328	—	—	1,956	73
Bob Evans I	Retail	Ellicott City	MD	4/28/2017	—	(6)	507	1,083	—	—	1,590	62
Bob Evans I	Retail	Paducah	KY	4/28/2017	—	(6)	296	697	—	—	993	41
Bob Evans I	Retail	Uniontown	PA	4/28/2017	—	(6)	494	1,104	—	—	1,598	65
Bob Evans I	Retail	Weirton	WV	4/28/2017	—	(6)	305	900	—	—	1,205	56
Bob Evans I	Retail	Coshocton	OH	4/28/2017	—	(6)	386	1,326	—	—	1,712	74
Bob Evans I	Retail	Bucyrus	OH	4/28/2017	—	(6)	224	1,450	—	—	1,674	72
Bob Evans I	Retail	Columbia City	IN	4/28/2017	—	(6)	333	594	—	—	927	36
Bob Evans I	Retail	Plymouth	IN	4/28/2017	—	(6)	172	1,023	—	—	1,195	53
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017	—	(8)	587	3,415	—	—	4,002	204
Dollar General XXIII	Retail	Kingston	NY	5/10/2017	—	(8)	432	1,027	—	—	1,459	59
Chili's II	Retail	McHenry	IL	5/10/2017	—	(8)	973	2,557	—	—	3,530	125
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017	—	(8)	358	1,043	—	—	1,401	53
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017	—	(8)	1,808	841	—	—	2,649	43
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/9/2017	—	(8)	307	1,973	—	—	2,280	95
Bridgestone HOSEpower I	Distribution	Elko	NV	6/9/2017	—	(8)	358	1,642	—	—	2,000	85
Dollar General XXIII	Retail	Kerhonskon	NY	6/16/2017	—	(8)	247	953	—	—	1,200	48
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017	—	(8)	236	1,762	—	—	1,998	78
FedEx Ground X	Distribution	Rolla	MO	7/14/2017	—	(8)	469	9,653	—	—	10,122	517
Chili's III	Retail	Machesney Park	IL	8/6/2017	—	(8)	1,254	2,922	—	—	4,176	123
FedEx Ground XI	Distribution	Casper	WY	9/15/2017	—	(8)	386	3,469	—	—	3,855	140
Hardee's I	Retail	Ashland	AL	9/26/2017	—	(9)	170	827	—	—	997	34
Hardee's I	Retail	Jasper	AL	9/26/2017	—	(9)	171	527	—	—	698	22
Hardee's I	Retail	Jesup	GA	9/26/2017	—	(9)	231	1,236	—	—	1,467	47
Hardee's I	Retail	Waycross	GA	9/26/2017	—	(9)	261	1,217	—	—	1,478	50
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017	—	(8)	194	1,110	—	—	1,304	38
Tractor Supply IV	Retail	Hazen	ND	10/30/2017	—	(8)	242	1,290	—	—	1,532	48
Circle K II	Retail	Harlingen	TX	11/2/2017	—	(9)	575	945	—	—	1,520	34
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	734	1,294	—	—	2,028	46
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	226	443	—	—	669	16
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	675	1,250	—	—	1,925	51
Circle K II	Retail	Rio Grande City	TX	11/2/2017	—	(9)	625	1,257	—	—	1,882	45
Circle K II	Retail	Weslaco	TX	11/2/2017	—	(9)	547	1,183	—	—	1,730	44

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Sonic Drive In II	Retail	Lithia	FL	11/3/2017	—	(9)	352	478	—	—	830	21
Sonic Drive In II	Retail	Plant City	FL	11/3/2017	—	(9)	250	525	—	—	775	25
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	392	679	—	—	1,071	26
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	267	502	—	—	769	21
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017	—	(9)	191	346	—	—	537	14
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017	—	(9)	397	621	—	—	1,018	23
Sonic Drive In II	Retail	Collins	MS	11/3/2017	—	(9)	272	992	—	—	1,264	37
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017	—	(9)	251	1,114	—	—	1,365	38
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	199	660	—	—	859	23
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	232	746	—	—	978	29
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	100	930	—	—	1,030	36
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017	—	(9)	351	788	—	—	1,139	31
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017	—	(9)	210	840	—	—	1,050	33
Sonic Drive In II	Retail	Magee	MS	11/3/2017	—	(9)	300	740	—	—	1,040	29
Sonic Drive In II	Retail	Petal	MS	11/3/2017	—	(9)	100	1,053	—	—	1,153	36
Sonic Drive In II	Retail	Purvis	MS	11/3/2017	—	(9)	129	896	—	—	1,025	31
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017	—	(9)	191	1,197	—	—	1,388	44
Sonic Drive In II	Retail	Waveland	MS	11/3/2017	—	(9)	322	594	—	—	916	24
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017	—	(9)	188	517	—	—	705	20
Sonic Drive In II	Retail	Woodville	MS	11/3/2017	—	(9)	160	1,179	—	—	1,339	40
Bridgestone HOSEPower III	Distribution	Sulphur	LA	12/20/2017	—	(8)	882	2,176	—	—	3,058	65
Sonny's BBQ I	Retail	Tallahassee	FL	1/17/2018	—	(10)	491	2,281	—	—	2,772	62
Sonny's BBQ I	Retail	Tallahassee	FL	1/17/2018	—	(10)	521	1,561	—	—	2,082	44
Sonny's BBQ I	Retail	Tallahassee	FL	1/17/2018	—	(10)	717	1,510	—	—	2,227	45
Mountain Express I	Retail	Buford	GA	1/19/2018	—	(9)	883	1,130	—	—	2,013	37
Mountain Express I	Retail	Douglasville	GA	1/19/2018	—	(9)	958	808	—	—	1,766	24
Mountain Express I	Retail	Woodstock	GA	1/19/2018	—	(9)	578	804	—	—	1,382	25
Mountain Express I	Retail	Canton	GA	1/19/2018	—	(9)	348	1,463	—	—	1,811	48
Mountain Express I	Retail	Jasper	GA	1/19/2018	—	(9)	1,167	823	—	—	1,990	25
Mountain Express I	Retail	Trion	GA	1/19/2018	—	(9)	379	1,077	—	—	1,456	37
Mountain Express I	Retail	Chatsworth	GA	1/19/2018	—	(9)	673	1,108	—	—	1,781	36
Mountain Express I	Retail	Baldwin	GA	1/19/2018	—	(9)	861	690	—	—	1,551	22
Mountain Express I	Retail	Summerville	GA	1/19/2018	—	(9)	270	1,019	—	—	1,289	29
Kum & Go I	Retail	Omaha	NE	2/27/2018	—	(10)	1,391	1,350	—	—	2,741	52
DaVita I	Retail	Bolivar	TN	2/28/2018	—	(10)	101	623	—	—	724	15

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
DaVita I	Retail	Brownsville	TN	2/28/2018	—	(10)	61	1,166	—	—	1,227	27
White Oak I	Retail	Casey	IA	3/9/2018	—	(10)	512	164	—	—	676	5
White Oak I	Retail	Hospers	IA	3/9/2018	—	(10)	674	236	—	—	910	7
White Oak I	Retail	Jefferson	IA	3/9/2018	—	(10)	662	484	—	—	1,146	13
White Oak I	Retail	Muscatine	IA	3/9/2018	—	(10)	1,142	671	—	—	1,813	19
White Oak I	Retail	Nevada	IA	3/9/2018	—	(10)	928	377	—	—	1,305	11
White Oak I	Retail	Nevada	IA	3/9/2018	—	(10)	347	199	—	—	546	6
White Oak I	Retail	Wapello	IA	3/9/2018	—	(10)	708	627	—	—	1,335	17
White Oak I	Retail	Omaha	NE	3/9/2018	—	(10)	885	649	—	—	1,534	17
White Oak I	Retail	Omaha	NE	3/9/2018	—	(10)	867	273	—	—	1,140	9
Mountain Express II	Retail	Arley	AL	6/14/2018	—	(10)	590	428	—	—	1,018	9
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(10)	669	978	—	—	1,647	18
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(10)	794	858	—	—	1,652	17
Mountain Express II	Retail	Eva	AL	6/14/2018	—	(10)	782	258	—	—	1,040	6
Mountain Express II	Retail	Good Hope	AL	6/14/2018	—	(10)	1,080	685	—	—	1,765	15
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(10)	1,882	316	—	—	2,198	7
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(10)	1,470	659	—	—	2,129	12
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(10)	2,468	710	—	—	3,178	13
Mountain Express II	Retail	Oneonta	AL	6/14/2018	—	(10)	1,057	532	—	—	1,589	9
Mountain Express II	Retail	Owens Cross	AL	6/14/2018	—	(10)	578	1,386	—	—	1,964	24
Mountain Express II	Retail	Pine Campbell	AL	6/14/2018	—	(10)	819	219	—	—	1,038	5
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(10)	840	566	—	—	1,406	10
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(10)	254	393	—	—	647	7
Mountain Express II	Retail	Russellville	AL	6/14/2018	—	(10)	594	378	—	—	972	7
Mountain Express II	Retail	Vina	AL	6/14/2018	—	(10)	549	300	—	—	849	5
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(10)	674	1,827	—	—	2,501	22
Dialysis I	Retail	Michigan City	IN	7/20/2018	—	(10)	360	1,726	—	—	2,086	24
Dialysis I	Retail	Auburn	ME	7/20/2018	—	(10)	78	2,766	—	—	2,844	31
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(10)	612	412	—	—	1,024	5
Dialysis I	Retail	Sikeston	MO	7/20/2018	—	(10)	221	1,762	—	—	1,983	23
Dialysis I	Retail	East Knoxville	TN	7/20/2018	—	(10)	497	1,429	—	—	1,926	18
Dialysis I	Retail	Benton Harbor	MI	7/20/2018	—	(10)	241	1,687	—	—	1,928	22
Children of America I	Office	New Britain	PA	8/13/2018	—	(10)	224	3,319	—	—	3,543	38
Children of America I	Office	Warminster	PA	8/13/2018	—	(10)	284	3,225	—	—	3,509	37
Burger King II	Retail	Pineville	LA	8/20/2018	—	(10)	462	1,136	—	—	1,598	12

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(10)	111	628	—	—	739	7
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(10)	122	566	—	—	688	6
White Oak II	Retail	Glenwood	IA	8/27/2018	—	(10)	20	351	—	—	371	3
White Oak II	Retail	Missouri Valley	IA	8/27/2018	—	(10)	40	388	—	—	428	4
White Oak II	Retail	Red Oak	IA	8/27/2018	—	(10)	30	543	—	—	573	6
White Oak II	Retail	Sioux Center	IA	8/27/2018	—	(10)	20	358	—	—	378	3
White Oak II	Retail	Sioux City	IA	8/27/2018	—	(10)	70	339	—	—	409	3
White Oak II	Retail	Sioux City	IA	8/27/2018	—	(10)	101	519	—	—	620	6
White Oak II	Retail	Sioux City	IA	8/27/2018	—	(10)	81	396	—	—	477	4
Bob Evans II	Retail	Aurora	IN	8/31/2018	—	(10)	237	1,675	—	—	1,912	17
Bob Evans II	Retail	Lavale	MD	8/31/2018	—	(10)	527	2,536	—	—	3,063	24
Bob Evans II	Retail	Bay City	MI	8/31/2018	—	(10)	796	313	—	—	1,109	4
Bob Evans II	Retail	Cadillac	MI	8/31/2018	—	(10)	345	1,447	—	—	1,792	15
Bob Evans II	Retail	Bridgeport	OH	8/31/2018	—	(10)	335	1,301	—	—	1,636	13
Bob Evans II	Retail	Burbank	OH	8/31/2018	—	(10)	172	1,804	—	—	1,976	19
Bob Evans II	Retail	Circleville	OH	8/31/2018	—	(10)	911	1,686	—	—	2,597	18
Bob Evans II	Retail	Columbus	OH	8/31/2018	—	(10)	615	1,252	—	—	1,867	13
Bob Evans II	Retail	E Liverpool	OH	8/31/2018	—	(10)	399	1,533	—	—	1,932	16
Bob Evans II	Retail	Greenville	OH	8/31/2018	—	(10)	460	1,900	—	—	2,360	18
Bob Evans II	Retail	Hamilton	OH	8/31/2018	—	(10)	441	1,344	—	—	1,785	14
Bob Evans II	Retail	Jackson	OH	8/31/2018	—	(10)	596	1,487	—	—	2,083	16
Bob Evans II	Retail	Jeffersonville	OH	8/31/2018	—	(10)	193	1,508	—	—	1,701	18
Bob Evans II	Retail	Norwalk	OH	8/31/2018	—	(10)	123	2,559	—	—	2,682	26
Bob Evans II	Retail	South Point	OH	8/31/2018	—	(10)	420	1,436	—	—	1,856	15
Bob Evans II	Retail	Bluefield	VA	8/31/2018	—	(10)	440	1,454	—	—	1,894	14
Bob Evans II	Retail	Barbousvelle	WV	8/31/2018	—	(10)	987	807	—	—	1,794	8
Bob Evans II	Retail	Bridgeport	WV	8/31/2018	—	(10)	481	1,819	—	—	2,300	18
Bob Evans II	Retail	Huntington	WV	8/31/2018	—	(10)	255	1,563	—	—	1,818	15
Bob Evans II	Retail	New Martinsville	WV	8/31/2018	—	(10)	703	1,206	—	—	1,909	12
Bob Evans II	Retail	White Hall	WV	8/31/2018	—	(10)	347	1,185	—	—	1,532	12
Bob Evans II	Retail	Mt. Pleasant	MI	8/31/2018	—	(10)	559	1,149	—	—	1,708	14
Mountain Express III	Retail	Canton	GA	9/19/2018	—	(10)	703	1,719	—	—	2,422	14
Mountain Express III	Retail	Cornelia	GA	9/19/2018	—	(10)	363	778	—	—	1,141	7
Mountain Express III	Retail	Cumming	GA	9/19/2018	—	(10)	161	1,403	—	—	1,564	11
Mountain Express III	Retail	Ellijay	GA	9/19/2018	—	(10)	517	1,803	—	—	2,320	15

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Mountain Express III	Retail	Hogansville	GA	9/19/2018	—	(10)	141	1,068	—	—	1,209	10
Mountain Express III	Retail	Homer	GA	9/19/2018	—	(10)	221	991	—	—	1,212	8
Mountain Express III	Retail	McGaysville	GA	9/19/2018	—	(10)	371	720	—	—	1,091	5
Mountain Express III	Retail	Riverdale	GA	9/19/2018	—	(10)	1,001	1,920	—	—	2,921	15
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(10)	315	708	—	—	1,023	6
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(10)	262	908	—	—	1,170	7
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(10)	913	1,628	—	—	2,541	14
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(10)	2,202	1,234	—	—	3,436	10
Mountain Express III	Retail	Nettleton	MS	9/19/2018	—	(10)	212	660	—	—	872	5
Mountain Express III	Retail	Clinton	SC	9/19/2018	—	(10)	581	1,113	—	—	1,694	8
Taco John's	Retail	Chanute	KS	9/14/2018	—	(10)	81	642	—	—	723	6
Taco John's	Retail	Mountain Home	ID	9/14/2018	—	(10)	81	561	—	—	642	6
Taco John's	Retail	Carroll	IA	9/21/2018	—	(10)	171	541	—	—	712	4
Taco John's	Retail	Cherokee	IA	9/21/2018	—	(10)	131	347	—	—	478	3
Taco John's	Retail	North Manakato	MN	9/28/2018	—	(10)	213	334	—	—	547	3
Taco John's	Retail	St. Peter	MN	9/28/2018	—	(10)	112	559	—	—	671	4
Taco John's	Retail	Independence	MO	9/28/2018	—	(10)	242	822	—	—	1,064	7
White Oak III	Retail	Bonham	TX	10/5/2018	—	(10)	734	1,952	—	—	2,686	16
DaVita II	Retail	Houston	TX	10/26/2018	—	(10)	246	1,982	—	—	2,228	10
Pizza Hut I	Retail	Charlotte	NC	10/29/2018	—	(10)	236	916	—	—	1,152	5
Pizza Hut I	Retail	Gastonia	NC	10/29/2018	—	(10)	208	1,128	—	—	1,336	6
Pizza Hut I	Retail	Newton	NC	10/29/2018	—	(10)	79	755	—	—	834	4
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(10)	305	922	—	—	1,227	5
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(10)	187	464	—	—	651	3
Pizza Hut I	Retail	New Lexington	OH	10/29/2018	—	(10)	69	658	—	—	727	4
Pizza Hut I	Retail	Westerville	OH	10/29/2018	—	(10)	167	830	—	—	997	4
Pizza Hut I	Retail	Zanesville	OH	10/29/2018	—	(10)	99	745	—	—	844	4
Pizza Hut I	Retail	Midland	TX	10/29/2018	—	(10)	207	662	—	—	869	3
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(10)	236	1,022	—	—	1,258	—
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(10)	88	684	—	—	772	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	16	653	—	—	669	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	30	781	—	—	811	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	10	543	—	—	553	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	39	632	—	—	671	—
Little Caesars I	Retail	Durand	MI	12/21/2018	—	(10)	39	401	—	—	440	—

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part I
December 31, 2018

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2018 (12) (13)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2018		Land	Building and Improvements	Land (11)	Building and Improvements(11)		Accumulated Depreciation (14) (15)
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	108	569	—	—	677	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	30	553	—	—	583	—
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(10)	49	577	—	—	626	—
Little Caesars I	Retail	Swartz Creek	MI	12/21/2018	—	(10)	79	492	—	—	571	—
Caliber Collision I	Retail	Lutz	FL	12/28/2018	—	(10)	1,745	2,696	—	—	4,441	—
Caliber Collision I	Retail	Layetteville	NC	12/28/2018	—	(10)	372	1,269	—	—	1,641	—
Caliber Collision I	Retail	Nolansville	TX	12/28/2018	—	(10)	360	973	—	—	1,333	—
Tractor Supply V	Retail	Catalina	AZ	12/27/2018	—	(10)	953	3,061	—	—	4,014	—
Tractor Supply V	Retail	Americus	GA	12/27/2018	—	(10)	329	2,522	—	—	2,851	—
Tractor Supply V	Retail	Socorro	NM	12/27/2018	—	(10)	413	2,602	—	—	3,015	—
Tractor Supply V	Retail	Cadiz	OH	12/27/2018	—	(10)	179	2,546	—	—	2,725	—

Encumbrances allocated based on notes below					1,005,853
Total					$1,200,538		$631,302	$2,435,293	$(2,109)	$6,366	$3,070,852	$311,214
  ___________________________________

(1)	These properties collateralize the Mortgage Loan I, which had $572.2 million outstanding as of December 31, 2018.

(2)	These properties collateralize the SunTrust Bank II mortgage note payable of $13.4 million as of December 31, 2018.

(3)	These properties collateralize the SunTrust Bank III mortgage note payable of $68.1 million as of December 31, 2018.

(4)	These properties collateralize the SunTrust Bank IV mortgage note payable of $18.1 million as of December 31, 2018.

(5)	These properties collateralize the Stop & Shop I mortgage note payable of $36.8 million as of December 31, 2018.

(6)	These properties collateralize the Bob Evans I mortgage note payable of $24.0 million as of December 31, 2018.

(7)	These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2018.

(8)	These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2018.

(9)	These properties collateralize the Mortgage Loan IV which had $29.9 million outstanding as of December 31, 2018.

(10)	These properties are encumbered by the Credit Facility borrowings in the amount of $324.7 million as of December 31, 2018 and such amount of borrowings is excluded from the table above.

(11)	These properties were acquired as part of the Merger Transaction with American Realty Capital — Retail Centers of America, Inc. (RCA) on February 16, 2017.

(12)
During the year ended December 31, 2018, the Company determined that the carrying value of certain properties exceeded their estimated fair values and recognized impairment charges of $1.1 million related to these assets which continue to be included in land and building and improvements as of December 31, 2018. The remaining balance pertains to previously recorded impairment charges and partial dispositions of assets.

(13)	Acquired intangible lease assets allocated to individual properties in the amount of $413.9 million are not reflected in the table above.

(14)	The tax basis of aggregate land, buildings and improvements as of December 31, 2018 is $2.9 billion.

(15)	The accumulated depreciation column excludes $143.4 million of accumulated amortization associated with acquired intangible lease assets.

(16)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

AMERICAN FINANCE TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III — Part II
December 31, 2018

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Real estate investments, at cost:
Balance at beginning of year	$3,056,695	$1,724,258	$1,899,099
Additions - acquisitions	201,896	1,490,332	31,392
Additions - improvements	13,189	—	—
Disposals	(146,109)	(131,185)	(31,547)
Impairment charges	(9,363)	(20,580)	(24,661)
Reclassified to assets held for sale	(45,456)	(6,130)	(150,025)
Balance at end of the year	$3,070,852	$3,056,695	$1,724,258

Accumulated depreciation:
Balance at beginning of year	$256,771	$183,437	$141,594
Depreciation expense	84,482	85,175	66,831
Disposals	(25,131)	(10,415)	(1,018)
Reclassified to assets held for sale	(4,908)	(1,426)	(23,970)
Balance at end of the year	$311,214	$256,771	$183,437