Form 10-Q
period 2019-03-31
American Finance Trust, Inc
filed 2019-05-08
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597

American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland		90-0929989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, New York		10022
(Address of principal executive offices)		(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	AFIN	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	AFINP	The Nasdaq Global Select Market
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
As of May 2, 2019, the registrant had 106,211,031 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$643,538	$629,190
Buildings, fixtures and improvements	2,500,481	2,441,659
Acquired intangible lease assets	415,045	413,948
Total real estate investments, at cost	3,559,064	3,484,797
Less: accumulated depreciation and amortization	(467,700)	(454,614)
Total real estate investments, net	3,091,364	3,030,183
Cash and cash equivalents	108,042	91,451
Restricted cash	18,375	18,180
Deposits for real estate acquisitions	1,160	3,037
Goodwill	1,605	1,605
Deferred costs, net	17,050	16,222
Straight-line rent receivable	39,985	37,911
Operating lease right-of-use assets	19,166	—
Prepaid expenses and other assets	18,441	19,439
Assets held for sale	53,305	44,519
Total assets	$3,368,493	$3,262,547

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,184,203	$1,196,113
Credit facility	432,700	324,700
Below market lease liabilities, net	87,419	89,938
Accounts payable and accrued expenses (including $1,930 and $2,634 due to related parties as of March 31, 2019 and December 31, 2018, respectively)	26,798	28,383
Operating lease liabilities	19,276	—
Derivative liabilities, at fair value	1,004	531
Deferred rent and other liabilities	9,156	13,067
Dividends payable	108	80
Total liabilities	1,760,664	1,652,812

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 1,380,000 shares authorized, 1,200,000 issued and outstanding as of March 31, 2019 and no shares issued and outstanding as of December 31, 2018	12	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 106,211,031 and 106,230,901 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,062	1,063
Additional paid-in capital	2,441,495	2,412,915
Accumulated other comprehensive loss	(1,004)	(531)
Accumulated deficit	(844,773)	(812,047)
Total stockholders’ equity	1,596,792	1,601,400
Non-controlling interests	11,037	8,335
Total equity	1,607,829	1,609,735
Total liabilities and equity	$3,368,493	$3,262,547
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue from tenants	$71,541	$70,119

Operating expenses:
Asset management fees to related party	6,038	5,609
Property operating	12,836	13,355
Impairment charges	823	322
Acquisition, transaction and other costs	854	2,016
Equity-based compensation	3,021	26
General and administrative	6,061	5,413
Depreciation and amortization	32,086	36,499
Total operating expenses	61,719	63,240
Operating income before gain on sale of real estate investments	9,822	6,879
Gain on sale of real estate investments	2,873	24,637
Operating income	12,695	31,516
Other (expense) income:
Interest expense	(18,440)	(16,107)
Other income	2,545	22
Total other expense, net	(15,895)	(16,085)
Net (loss) income	(3,200)	15,431
Net loss (income) attributable to non-controlling interests	3	(30)
Preferred stock dividends	(30)	—
Net (loss) income attributable to common stockholders	(3,227)	15,401

Other comprehensive loss:
Change in unrealized loss on derivatives	(473)	(360)
Comprehensive (loss) income attributable to common stockholders	$(3,700)	$15,041

Weighted-average shares outstanding — Basic	106,076,588	105,196,387
Net (loss) income per share attributable to common stockholders — Basic	$(0.03)	$0.15
Weighted-average shares outstanding — Diluted	106,076,588	105,415,211
Net (loss) income per share attributable to common stockholders — Diluted	$(0.03)	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Preferred Stock, net	1,200,000	12	—	—	28,584	—	—	28,596	—	28,596
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Share-based compensation	—	—	—	—	269	—	—	269	2,752	3,021
Dividends declared:
Common Stock, $0.28 per share	—	—	—	—	—	—	(29,207)	(29,207)	—	(29,207)
Preferred Stock, $0.38 per share	—	—	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(122)	(122)	(47)	(169)
Net loss	—	—	—	—	—	—	(3,197)	(3,197)	(3)	(3,200)
Other comprehensive loss	—	—	—	—	—	(473)	—	(473)	—	(473)
Balance, March 31, 2019	1,200,000	$12	106,211,031	$1,062	$2,441,495	$(1,004)	$(844,773)	$1,596,792	$11,037	$1,607,829

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	503,738	5	11,768	—	—	11,773	—	11,773
Common stock repurchases	(896,655)	(9)	(16,583)	—	—	(16,592)	—	(16,592)
Share-based compensation, net of forfeitures	—	—	26	—	—	26	—	26
Distributions declared on Common Stock, $0.32 per share	—	—	—	—	(33,684)	(33,684)	—	(33,684)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(65)	(65)
Net income	—	—	—	—	15,401	15,401	30	15,431
Other comprehensive loss	—	—	—	(360)	—	(360)	—	(360)
Balance, March 31, 2018	104,779,268	$1,048	$2,388,448	$(265)	$(676,157)	$1,713,074	$4,511	$1,717,585

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(3,200)	$15,431
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,168	22,214
Amortization of in-place lease assets	12,600	14,098
Amortization of deferred leasing costs	318	187
Amortization (including accelerated write-off) of deferred financing costs	1,311	1,362
Accretion of mortgage premiums on borrowings	(794)	(835)
Amortization (accretion) of market lease intangibles, net	(1,844)	(1,358)
Share-based compensation	3,021	26
Mark-to-market adjustments	—	(24)
Gain on sale of real estate investments	(2,873)	(24,637)
Impairment charges	823	322
Prepayment costs on mortgages	413	1,797
Changes in assets and liabilities:
Straight-line rent receivable	(1,196)	(2,253)
Prepaid expenses and other assets	873	(3,496)
Accounts payable and accrued expenses	(4,314)	471
Deferred rent and other liabilities	(3,911)	840
Net cash, cash equivalents and restricted cash provided by operating activities	20,395	24,145
Cash flows from investing activities:
Capital expenditures	(547)	(2,141)
Investments in real estate and other assets	(114,312)	(44,165)
Proceeds from sale of real estate investments	3,122	21,826
Deposits for real estate investments	1,877	(200)
Net cash, cash equivalents and restricted cash used in investing activities	(109,860)	(24,680)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	29,887
Payments on mortgage notes payable	(639)	(608)
Proceeds from credit facility	108,000	—
Payments on credit facility	—	(25,000)
Payments of financing costs	—	(1,166)
Payments of prepayment costs on mortgages	(413)	(1,797)
Common stock repurchases	(274)	(16,592)
Distributions on LTIP Units and Class A Units	(131)	—
Dividends paid on common stock	(29,248)	(21,906)
Proceeds from issuance of preferred stock. net	28,956	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	106,251	(37,182)
Net change in cash, cash equivalents and restricted cash	16,786	(37,717)
Cash, cash equivalents and restricted cash beginning of period	109,631	127,254
Cash, cash equivalents and restricted cash end of period	$126,417	$89,537

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents, end of period	$108,042	$71,268
Restricted cash, end of period	18,375	18,269
Cash, cash equivalents and restricted cash end of period	$126,417	$89,537

Supplemental Disclosures:
Cash paid for interest	$17,905	$15,523
Cash paid for income taxes	200	214

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$359	$—
Mortgage notes payable released in connection with disposition of real estate	$(11,606)	$(39,444)
Common stock issued through distribution reinvestment plan	$—	$11,773
Accrued capital expenditures	$2,764	$3,423

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased retail properties. As of March 31, 2019, the Company owned 682 properties, comprised of 19.2 million rentable square feet, which were 94.0% leased, including 649 single tenant, net leased commercial properties (604 of which are retail properties) and 33 multi-tenant retail properties.
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
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of March 31, 2019, the Company had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information see Note 8 — Stockholders’ Equity.
In March 2019, the Company listed shares of its new class of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), on Nasdaq under the symbol “AFINP” in connection with the initial public offering of Series A Preferred Stock.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2019.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of March 31, 2019 and December 31, 2018, the Company had no interests in entities which were not wholly owned.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation:

•	The Company currently presents Straight-line rent receivable on its own line item in the consolidated statement of cash flows, which was previously included within prepaid expenses and other assets.

•
The Company separated amortization of deferred leasing costs presented in the consolidated statement of cash flows onto its own line item with prior presentation of these costs included in amortization (including accelerated write-off) of deferred financing costs.

•	Gain on sale of real estate investments is now included as part of operating income.

•
The Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line (see additional information in the “Recently Issued Accounting Pronouncements” section below.

•
The Company currently presents equity-based compensation related to grants of restricted shares of common stock (“restricted shares”) in equity-based compensation in the consolidated statement of operations and comprehensive income (loss), which was previously classified in general and administrative. Also, the Company currently presents litigation costs related to the merger (the “Merger”) of the Company and American Realty Capital – Retail Centers of America, Inc. (“RCA”) in acquisition, transaction and other costs in the consolidated statement of operations and comprehensive income (loss), which were previously classified in general and administrative.

Out-of-Period Adjustments
During the three month ended March 31, 2019, the Company identified certain historical errors in its accounting for its land leases (as lessee) which impacted the previously issued quarterly and annual financial statements. Specifically, the Company did not consider whether a penalty would be considered to exist for impairment of leasehold improvements when considering whether to include certain extension options in the lease term for accounting purposes. The land leases related to property acquired between 2013 and 2017. As of December 31, 2018, the cumulative impact of using the appropriate lease term in its straight line rent expense calculations for the operating leases was an understatement of rent expense and accrued rent liability of $0.9 million. We concluded that the errors noted above were not material to the current period or any historical periods presented and, accordingly, we have adjusted the amounts on a cumulative basis in the the three month ended March 31, 2019.
Purchase Accounting
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized as part of the overall purchase price.
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three- month periods ended March 31, 2019 and 2018 were asset acquisitions.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive income (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Goodwill
The Company has recorded goodwill of $1.6 million as of March 31, 2019 and December 31, 2018. The Company is required to assess whether its goodwill is impaired, which requires the Company to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company evaluates goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. The Company performed its annual assessment in December 2018 and performed a reassessment during the three months ended March 31, 2019. These assessments

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

were qualitative in nature and were based primarily on the estimated value of the Company’s real estate and other market based factors. Based on these assessments, the Company determined that the goodwill was not impaired as of December 31, 2018 or March 31, 2019.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2019, these leases had an average remaining lease term of 8.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of March 31, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$187,539
2020	232,515
2021	221,348
2022	210,490
2023	195,218
Thereafter	1,217,962
$2,265,072
As of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$232,222
2020	223,025
2021	211,918
2022	200,974
2023	185,455
Thereafter	1,084,424
$2,138,018

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three months ended March 31, 2019 and 2018, approximately $0.2 million and $0.2 million, respectively, in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive income (loss).
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it’s probable that it will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three month period ended March 31, 2019 and 2018 such amounts were $0.9 million and $0.4 million, respectively.
Share-Based Compensation
The Company has a stock-based award plan for its directors, which is accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such award is included in equity-based compensation are recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the Listing, the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards are market based awards with a related required service period. The Company early adopted ASU 2018-07 at issuance. Accordingly, they were valued at their measurement date and that value will be reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the share-based compensation - multi-year outperformance agreement line item of the consolidated statements of operations.
For additional information on the original terms, a March 2019 modification of the 2018 OPP and accounting for these awards, see Note 12 — Share-Based Compensation.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02") which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because: (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the new standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the new guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASU 2016-02. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessor:

•
Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the new guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

•	Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under ground leases for eight properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the new accounting guidance, as lessee:

•
Upon adoption of the new standard, the Company recorded ROU assets and lease liabilities equal to $19.3 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.

•
The Company also reclassified $0.3 million related to amounts previously reported as a straight-line rent liability, $1.1 million, net related to amounts previously reported as above and below market ground lease intangibles and $0.1 million of prepaid rent to the ROU assets. For additional information and disclosures related to these operating leases, see Note 9 — Commitments and Contingencies.

Other Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses the impact of Tax Cuts and Jobs Act signed into law on December 22, 2017, (“Tax Cuts and Jobs Act”) on items within AOCI which do not reflect the appropriate tax rate. ASU 2018-02 allows the Company to retrospectively reclassify the income tax effects on items in AOCI to retained earnings for all periods in which the effect of the change in the U.S. federal corporate income tax rate was recognized. In addition, all companies are required to disclose whether the company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act to retained earnings and disclose information about any other income tax effects that are reclassified from AOCI by the Company. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies are required to apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company early adopted the new guidance in 2018 and applied the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense will be recorded over the requisite service period. See Note 12 — Share-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP.
Pending Adoption as of March 31, 2019:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for reporting periods beginning after December 31, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$21,257	$16,122
Buildings, fixtures and improvements	74,788	21,093
Total tangible assets	96,045	37,215
Acquired intangible assets and liabilities: (1)
In-place leases	18,182	7,171
Above-market lease assets	374	94
Below-market lease liabilities	(289)	(315)
Total intangible assets, net	18,267	6,950
Consideration paid for acquired real estate investments, net of liabilities assumed	$114,312	$44,165
Number of properties purchased	64	24
_____________________________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the three months ended March 31, 2019 were 19.0 years, 17.5 years and 13.8 years, respectively, as of each property’s respective acquisition date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
In-place leases	$12,600	$14,098
Total added to depreciation and amortization	$12,600	$14,098

Above-market leases	$(868)	$(1,049)
Below-market lease liabilities	2,729	2,420
Total added to rental income	$1,861	$1,371

Below-market ground lease asset (1)	$18	$8
Above-market ground lease liability (1)	(1)	—
Total added to property operating expenses	$17	$8
_____________________
(1) Upon adoption of ASU No. 2016-02 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.
The following table provides the projected amortization expenses and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases	$30,662	$35,076	$30,691	$26,668	$24,258
Total to be added to depreciation and amortization	$30,662	$35,076	$30,691	$26,668	$24,258

Above-market leases	$2,379	$2,450	$2,135	$1,760	$1,512
Below-market lease liabilities	(5,690)	(6,952)	(6,296)	(5,891)	(5,721)
Total to be added to rental income	$(3,311)	$(4,502)	$(4,161)	$(4,131)	$(4,209)
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
As of March 31, 2019 and December 31, 2018, there were nine and seven properties, respectively, classified as held for sale. During the three months ended March 31, 2019, the Company sold four of the properties that were held for sale as of December 31, 2018, reclassified one property back to real estate, at cost due to termination of the applicable PSA and classified seven additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented. The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(In thousands)	March 31, 2019	December 31, 2018
Real estate investments held for sale, at cost:
Land	$10,213	$6,113
Buildings, fixtures and improvements	44,101	39,343
Acquired intangible lease assets	12,517	12,517
Total real estate assets held for sale, at cost	66,831	57,973
Less accumulated depreciation and amortization	(12,235)	(11,278)
Total real estate investments held for sale, net	54,596	46,695

Impairment charges related to properties reclassified as held for sale (1)	(1,291)	(2,176)
Assets held for sale	$53,305	$44,519
(1) Impairment charges are recorded in the period in which an asset is reclassified to held for sale.

Real Estate Sales
During the three months ended March 31, 2019, the Company closed on the sale of eight properties, including seven properties leased to SunTrust Banks, Inc. (“SunTrust”), for an aggregate contract price of $15.1 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $2.9 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2019.
During the three months ended March 31, 2018, the Company sold 44 properties, including 31 leased to SunTrust, for an aggregate contract price of $161.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $24.6 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2018.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in our single tenant properties or significant vacancy in our multi-tenant properties and (ii) changes to our expected holding period as a result of business decisions or non-recourse debt maturities. As of March 31, 2019 and December 31, 2018, the Company owned four and seven held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. See Impairment Charges below for discussion of specific charges taken.
For held for use assets, the Company primarily uses a market approach to estimate the future cash flows expected to be generated. This approach involves evaluating comparable sales of properties in the same geographic region as the held for use properties in order to generate an estimated sale price. The Company makes certain assumptions in this approach including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the held for use properties, and that market and economic conditions at the time of any potential sales of these properties, such as discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property, would be similar to those in the comparable sales analyzed. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
For some of the held for use properties, the Company has executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties, however, these do not yet meet the criteria for held for sale treatment. In those instances, the Company uses the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee that the sales of these properties will close under these terms or at all.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Impairment Charges
The Company recorded total impairment charges of $0.8 million for the three months ended March 31, 2019. This amount is comprised of impairment charges of $0.1 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.7 million, which was recorded on one held for use property leased to SunTrust.
The Company recorded total impairment charges of $0.3 million for the three months ended March 31, 2018. This amount is comprised of impairment charges of $0.1 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.2 million, which were recorded on four of the Company’s held for use properties leased to SunTrust.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2019 and December 31, 2018 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2019	December 31, 2018	March 31, 2019		Interest Rate		Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
SAAB Sensis I	1	$6,975	$7,077	5.93%		Fixed		Apr. 2025	Apr. 2025
SunTrust Bank II	23	11,381	13,412	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank III	82	66,929	68,080	5.50%		Fixed		Jul. 2031	Jul. 2021
SunTrust Bank IV	15	18,113	18,113	5.50%		Fixed		Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed		Jul. 2026	Jan. 2021
Stop & Shop I	4	36,610	36,812	5.63%		Fixed		Jun. 2041	Jun. 2021
Mortgage Loan I	248	563,775	572,199	4.36%		Fixed		Sep. 2020	Sep. 2020
Shops at Shelby Crossing	1	22,469	22,581	4.97%		Fixed		Mar. 2024	Mar. 2024
Patton Creek	1	39,804	40,027	5.76%		Fixed		Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed		Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed		Jan. 2028	Jan. 2028
Mortgage Loan IV	39	29,887	29,887	5.16%		Fixed	(2)	Mar. 2025	Mar. 2025
Gross mortgage notes payable	472	1,188,293	1,200,538	4.64%	(1)
Deferred financing costs, net of accumulated amortization (3)		(10,234)	(11,363)
Mortgage premiums, net (4)		6,144	6,938
Mortgage notes payable, net		$1,184,203	$1,196,113
_____________________________________

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

(2)
Fixed as a result of the Company having entered into “pay-fixed” interest rate swap agreements, which are included in derivatives, at fair value on the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

(3)
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that it is probable the financing will not close.

(4)	Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
As of March 31, 2019 and December 31, 2018, the Company had pledged $2.3 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2019 and December 31, 2018, $1.1 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to March 31, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$1,895
2020	604,660
2021	257,565
2022	1,070
2023	1,431
Thereafter	321,672
$1,188,293
The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2019, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 5 — Credit Facility
On April 26, 2018, the Company, through the OP, repaid its prior revolving unsecured corporate credit facility in full and entered into a $415.0 million revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2019, as discussed above, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of March 31, 2019, the Company had a total borrowing capacity under the Credit Facility of $478.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $432.7 million was outstanding under the Credit Facility as of March 31, 2019 and $45.4 million remained available for future borrowings. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments, and would be required to have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of March 31, 2019 and December 31, 2018, the weighted-average interest rate under the Credit Facility was 4.45% and 4.12%, respectively.
The Credit Facility contains various customary operating covenants, including a restricted payments covenant, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of March 31, 2019, the Company was in compliance with the operating and financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in the Credit Facility) for any period of four consecutive fiscal quarters subject to a one-time right to elect, for a period of three consecutive fiscal quarters, to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of Modified FFO for each of those fiscal quarters. The Company relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 and expects to rely on it for the quarter ending June 30, 2019. As a result, the Company will not be able to rely on this exception again without seeking consent from the lenders under the Credit Facility. There is no assurance that the lenders would consent or that the Company will generate cash flows and Modified FFO in an amount sufficient to pay dividends on the outstanding equity securities including the Series A Preferred Stock and comply with the Credit Facility. Doing so depends, in part, on the Company’s ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance the Company will complete pending or future acquisitions. If the Company is not able to increase the amount of cash it has available to pay dividends, including through additional cash flows the Company expects to generate from completing acquisitions, the Company’s ability to comply with the Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, the Company may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.

Note 6 — Fair Value Measurements
Fair Value Hierarchy
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred sources of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
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
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments - Held for Sale

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The Company had impaired real estate investments held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2019 and December 31, 2018. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic regions as the impaired properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy. For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2019
Interest rate “Pay - Fixed” swaps - assets	—	—	—	—
Interest rate “Pay - Fixed” swaps - liabilities	—	(1,004)	—	(1,004)
Total	$—	$(1,004)	$—	$(1,004)

December 31, 2018
Interest rate “Pay - Fixed” swaps - assets	—	(531)	—	(531)
Total	$—	$(531)	$—	$(531)
Real Estate Investments measured at fair value on a non-recurring basis

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2019
Impaired real estate investments held for sale	$—	$43,595	$—	$43,595
Impaired real estate investments held for use	—	—	75	75
Total	$—	$43,595	$75	$43,670

December 31, 2018
Impaired real estate investments held for sale	$—	$42,848	$—	$42,848
Impaired real estate investments held for use	—	7,765	886	8,651
Total	$—	$50,613	$886	$51,499
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018.
Financial Instruments that are not Reported at Fair Value
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are reported in the following table:

		March 31, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,188,293	$1,205,830	$1,200,538	$1,209,364
Credit facilities	3	$432,700	$432,700	$324,700	$324,700
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 7 — Derivatives and Hedging Activities
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$1,004	$531
Total		$1,004	$531
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
As of March 31, 2019 and December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2019		December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate “Pay Fixed” Swaps	4	$29,887	4	$29,887

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(493)	$(365)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(20)	$(5)
Total amount of interest expense presented in the consolidated income statements	$(18,440)	$(16,107)
Non-Designated Hedges
As of March 31, 2019 and 2018, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships, therefore no gain or loss was recorded in the three months ended March 31, 2019 and 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2019	$—	$(1,004)	$—	$(1,004)	$—	$—	(1,004)
December 31, 2018	$—	$(531)	$—	$(531)	$—	$—	(531)
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.1 million. As of March 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.1 million.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Listing of the Company’s Common Stock
To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Fractional shares of Class B-2 common stock totaling approximately 19,863 shares were repurchased at a price of $13.78 per share by the Company as a result of the automatic conversion. Each share of Class B-1 common stock and Class B-2 common stock was otherwise identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all different classes of common stock received the same dividends while there were different classes of common stock outstanding.
Prior to Listing, the Company published an annual estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) which was the price at which the Company sold its shares under the Pre-Listing DRIP (as defined below) and repurchased shares under the SRP (as defined below). Following the Listing, the Company’s previously published Estimated Per-Share NAV was no longer applicable, and the Company no longer publishes Estimated Per-Share NAV.
Tender Offer
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share (the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that might have tried to exploit the illiquidity of the Company’s then unlisted common stock and acquire it from stockholders at prices substantially below the then current Estimated Per-Share NAV. In accordance with the terms of the February Offer, which expired on March 27, 2018, the Company accepted for purchase 483,716 shares for a total cost of approximately $6.9 million, excluding fees and expenses relating to the February Offer.
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock (the “Authorized Repurchase Program”) that the Company may implement through open market repurchases or in privately negotiated transaction based on the Company’s board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. As of March 31, 2019, the total of the Company’s remaining availability for future borrowings and cash and cash equivalents was $153.5 million. In accordance with the Credit Facility, if the Company make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, the Company would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if the Company decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
The Company repurchased 412,939 shares at a weighted-average price per share of $23.37 during the three months ended March 31, 2018 and has made cumulative repurchases of 3,719,803 at a weighted-average price per share of $23.90 through the SRP termination date of June 30, 2018.
Distribution Reinvestment Plan
On June 29, 2018, the Company announced that its board of directors had suspended the Company’s then effective distribution reinvestment plan (the “Pre-Listing DRIP”) effective June 30, 2018. As a result, all dividends paid for the month of June 2018 were paid in cash in July 2018. Prior to its suspension, the Company’s stockholders were able to elect to reinvest dividends by purchasing shares of common stock from the Company at the applicable Estimated Per-Share NAV. On the Listing Date, an amendment and restatement of the Pre-Listing DRIP approved by the Company’s board of directors became effective (the “Post-Listing DRIP”).
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion to Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion to Class

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the first quarter of 2019 and the year ended December 31, 2018 all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by the Company.
Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended March 31, 2019, no shares of common stock were issued pursuant to the Post-Listing DRIP and during the three months ended March 31, 2018, 503,738 shares of common stock were issued pursuant to the Pre-Listing DRIP.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 1,380,000 as authorized shares of its Series A Preferred Stock, as of March 31, 2019.
Underwriting Offering — Series A Preferred Stock
On March 26, 2019, the Company completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock, with a liquidation preference of $25.00 per share in an underwritten public offering. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by the Company. On April 10, 2019, the underwriters in the offering exercised their option to purchase additional shares of Series A Preferred Stock (see Note 14 — Subsequent Events for additional information).
Series A Preferred Stock — Terms
Series A Preferred Stock is listed on Nasdaq under the symbol “AFINP”. Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the supplementary classifying and designating the terms of the Series A Preferred Stock (the “Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Class A common stock.
The Series A Preferred Stock ranks senior to Class A common stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
Holders of Series A Preferred Stock have the right to elect two additional directors to the Company’s board of directors if six or more quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and approve amendments to the Company’s charter (which includes the Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
ATM Programs
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A ATM Program”), pursuant to which the Company may sell up to $200.0 million in shares of Class A common stock, from time to time through sales agents and an “at the market” equity offering program for Series A Preferred Stock (the “Series A ATM Program”) pursuant to which the Company may sell up to $50.0 million in shares of Series A Preferred Stock, from time to time through sales agents. See Note 14 - Subsequent Events for additional information.
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company leases land in the form of ground lease agreements related to acquisitions under leasehold interest arrangements for eight of its properties with lease durations, including assumed renewals, ranging from 18.8 years to 45.6 years as of March 31, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 - Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of March 31, 2019, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $19.2 million and $19.3 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, our estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 29.6 years and a weighted-average discount rate of 7.5% as of March 31, 2019. For the three months ended March 31, 2019, the Company paid cash of $0.4 million for amounts included in the measurement of lease liabilities and recorded expense of $1.3 million on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company did not enter into any additional ground leases during the quarter ended March 31, 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of March 31, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$1,111
2020	1,499
2021	1,538
2022	1,554
2023	1,555
Thereafter	47,427
Total lease payments	54,684
Less: Effects of discounting	(35,408)
Total present value of lease payments	$19,276
Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time the proposed Merger and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of the Company at the time of the Merger (“Additional Director Defendants”), Nicholas Radesca, the Company’s chief financial officer at the time of the Merger and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2019 or 2018.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. The Company believes the complaint is without merit and intends to defend vigorously.  The case has been stayed pending a decision on the motion to dismiss in the Carolyn St. Clair-Hibbard case discussed above. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of common stock through the Pre-Listing DRIP, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick. The complaint alleges that the April and December 2016 registration statements pursuant to which class members purchased shares contained materially incomplete and misleading information. The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act. The complaint seeks unspecified damages and either rescission of the Company’s sale of stock or rescissory damages. The Company believes the complaint is without merit and intends to defend vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On April 30, 2019, Lynda Callaway, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick. The complaint alleges that the registration statement pursuant to which plaintiff and other class members acquired shares of the Company during the Merger contained materially incomplete and misleading information. The complaint asserts violations of Section 11 of the Securities Act against the Company, Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against the Company and Mr. Weil, and control person liability under Section 15 of the Securities Act against the Advisor, AR Global, and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.3 million and $62,000 in legal costs related to the above litigation. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the first quarter of 2019, reimbursements of $1.8 million were received and recorded in other income in the consolidated statements of operations. The Company may receive additional reimbursements in the future.
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
March 31, 2019
(Unaudited)

Note 10 — Related Party Transactions and Arrangements
As of March 31, 2019, American Finance Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 4,444 shares of Class A common stock. As of December 31, 2018, the Special Limited Partner owned 2,222 shares Class A common stock and 2,222 shares of Class B-2 common stock.
On September 6, 2016, the agreement of limited partnership of the OP was amended and restated (as so amended and restated, the “A&R OP Agreement”). On the Listing Date, the A&R OP Agreement was amended and restated in connection with the Listing (as so amended and restated, the “Second A&R OP Agreement”). The amendments effected to the A&R OP Agreement pursuant to the Second A&R OP Agreement generally reflect provisions more consistent with agreements of limited partnership of other operating partnerships controlled by real estate investment trusts whose securities are publicly traded and listed and make other changes in light of the transactions entered into by the Company in connection with the Listing, including designating the units of limited partnership previously designated as “OP Units” that correspond to each share of the Company’s common stock, with respect to dividends and otherwise, as “Class A Units” and setting forth the terms of a new class of units of limited partnership designated as “LTIP Units” including the Master LTIP Unit (the “Master LTIP Unit”) issued to the Advisor on the Listing Date pursuant to the 2018 OPP. In addition, the Second A&R OP Agreement describes the procedures pursuant to which holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. The Second A&R OP Agreement also requires the Company, upon the request of a holder of Class A Units but subject to certain conditions and limitations, to register under the Securities Act the issuance or resale of the shares of Class A common stock issuable upon redemption of Class A Units in accordance with the Second A&R OP Agreement.
Holders of Class A Units have the right to redeem their Class A Units for the cash value of a corresponding number of shares of the Company’s Class A common stock or, at the option of the OP, a corresponding number of shares of the Company’s Class A common stock, in accordance with the Second A&R OP Agreement. Holders of OP Units had similar rights under the A&R OP Agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 8 — Stockholders’ Equity for additional information regarding these transactions.
On March 22, 2019, the Company, in its capacity as the general partner of the OP, entered into an amendment to the Second A&R OP Agreement which designated and classified the 7.50% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), which are units of limited partnership in the OP that have economic interests that are substantially similar to the designations, preferences and other rights of the Series A Preferred Stock.
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement
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
On September 6, 2016, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective on February 16, 2017, the effective date of the Merger. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and thereby terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor after January 1, 2018 as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor a specified Internalization fee pursuant to the terms of the Third A&R Advisory Agreement, which is equal to $15.0 million plus either (x) if the Internalization occurs on or before December 31, 2028, Subject Fees multiplied by 4.5 and (y) if the Internalization occurs on or after January 1, 2029, Subject Fees multiplied by 3.5 plus 1% of the purchase price of each acquisition or merger that occurs between the date of the notice of Internalization received by

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

the Advisor and the Internalization or 1% of the cumulative net proceeds of any equity raised by the Company between the end of the fiscal quarter in which notice was received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of common stock subject to certain conditions.
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
2019 Advisory Agreement Amendment
On March 18, 2019, the Company entered into Amendment No.2 to the Third A&R Advisory Agreement (“Amendment No. 2”), by and among the OP and the Advisor. Amendment No.2 revised the section of the Third A&R Advisory Agreement specifically related to reimbursable administrative service expenses, including reasonable salaries and wages, benefits and overhead of employees of the Advisor or its affiliates, including those of certain executive officers of the Company. See the “Professional Fees and Other Reimbursements” section below for details.
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (of which there were none) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Company has incurred $0.1 million and $0.1 million of acquisition expenses and related cost reimbursements for the three months ended March 31, 2019 and 2018, respectively.
Asset Management Fees and Variable Management/Incentive Fees
Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million for the first year starting February 16, 2017, the effective date of the Third A&R Advisory Agreement, until February 16, 2018; (ii) $22.5 million for the second year starting February 17, 2018 until February 16, 2019; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following a Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the Pre-Listing DRIP (if any) and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from a Specified Transaction) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income (loss), or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the three months ended March 31, 2019 and 2018.
Prior to the Listing, in aggregate, the Company’s board of directors had approved the cumulative issuance of 1,052,420 Class B Units to the Advisor. Pursuant to the terms of the A&R OP Agreement, the Advisor was entitled to receive dividends on unvested Class B Units equal to the dividend amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As a result of the Listing and the prior determination by the Company’s board of directors that the applicable conditions under the A&R OP Agreement had been satisfied, the Class B Units vested in accordance with their terms. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement. As a result, the Company recorded a non-cash expense of approximately $15.8 million recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2018.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (“Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017.
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for the Company’s multi-tenant properties, which are generally anchored, retail properties, such as power centers and lifestyle centers. In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s anchored, stabilized core retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, with the exception of the transition fees described below.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
The Company’s double- and triple-net leased single- tenant properties are managed by the Property Manager pursuant to the Net Lease Property Management Agreement, which permits the Property Manager to subcontract its duties to third parties and provides that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager.
The current terms of each of the Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement ends on October 1, 2019, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause due to material breach of the agreement, fraud, criminal conduct or willful misconduct, insolvency or bankruptcy of the Property Manager.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the three months ended March 31, 2019 and 2018, the Company incurred $2.7 million and $1.9 million respectively, of reimbursement expenses for the Advisor providing administrative services, which for the three months ended March 31, 2019 included $1.8 million related to salaries, wages, benefits and overhead for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln and the reimbursement includes reasonable overhead expenses, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
Pursuant to the Third A&R Advisory Agreement, including prior to Amendment No.2, the Company has been required to reimburse the Advisor for, among other things, reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs to the extent that the employees perform services for which the Advisor receives a saparate fee. Under Amendment No.2, the Company is also required to reimburse the Advisor or its affiliates for the reasonable salaries and wages, benefits and overhead of the Company’s executive officers, except for any executive officer that is also a partner, member or equity owner of AR Global. In addition, pursuant to Amendment No. 2, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), for any fiscal year, is limited to the greater of:
(a) $7.0 million (the “Fixed Component”) and
(b) the variable component (the “Variable Component”), which is defined in Amendment No. 2 as, for any fiscal year:
(i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%.
Both the Fixed Component and the Variable Component will also be increased by an annual cost of living adjustment equal to the portion of the Capped Reimbursement Amount (as determined above) multiplied by the greater of (x) 3.0% and (y) the CPI, as defined in Amendment No. 2, for the prior year ended December 31st.
In the event of a reduction in the Real Estate Cost by 25% or more pursuant to instructions from the Company’s board of directors, in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Third A&R Advisory Agreement), then within 12 months following the disposition(s), the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in investments, the Advisor and the Company will enter into good faith negotiations to reset the Fixed Component within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.
Summary of fees, expenses and related payables

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln:

	Three Months Ended March 31,		Payable as of
(In thousands)	2019	2018	March 31, 2019		December 31, 2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$91	$118	$49		$70
Vesting and conversion of Class B Units	—	—	—		—
Ongoing fees:
Asset management fees to related party	6,038	5,609	80		95
Property management and leasing fees (2)	2,690	2,073	1,288		1,272
Professional fees and other reimbursements (3)	2,870	2,103	808	(4)	1,197	(4)
Distributions on Class B Units (3) (5)	—	338	—		—
Total related party operating fees and reimbursements	$11,689	$10,241	$2,225		$2,634
_________________________________
(1) Amounts for the three months ended March 31, 2019 and 2018 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive income (loss).
(2) Amounts for the three months ended March 31, 2019 and 2018 are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).
(3) Amounts for the three months ended March 31, 2019 and 2018 are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
(4) Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at that time and prior to its bankruptcy filing was under common control with our Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
(5) Subsequent to the Listing the Class B Units were fully vested and converted to Class A Units, which were then redeemed for shares of Class A common stock. Distributions with respect to shares of Class A common stock are treated as equity distributions whereas distributions with respect to Class B Units were treated as additional compensation and expensed.
Listing Arrangements
Fees Incurred in Connection with a Listing
Pursuant to the A&R OP Agreement, in connection with the Listing, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:

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

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Credit Facility, BMO Bank. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock will not be determinable until the end of the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Because the conversion of shares of Class B-2 common stock into shares of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Class A common stock occurred on January 9, 2019, the measurement period will be the 30 trading days commencing on July 8, 2019 and ending on August 16, 2019. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The fair value of the Listing Note at issuance and at March 31, 2019 was zero and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP which, together with the Second A&R OP Agreement, superseded in all respects the general terms of the multi-year outperformance agreement and the amendment and restatement of the limited partnership agreement of the OP previously approved by the Company’s board of directors in April 2015 to be effective upon a listing of the Company’s common stock. On August 30, 2018, the Master LTIP Units automatically converted into 4,496,796 LTIP Units in accordance with its terms. For additional information on the 2018 OPP, see Note 12 — Share-Based Compensation.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
The 2018 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan, in addition to restricted shares and RSUs which were previously provided for the RSP, permits awards of options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the RSP are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the RSP.
Restricted Shares and RSUs
Restricted shares are shares of common stock awarded under terms that provide for vesting over a specified period of time. For restricted shares awarded prior to July 1, 2015 under the RSP, the awards would typically be forfeited with respect to the unvested restricted shares upon the termination of the recipient’s relationship with the Company. For restricted shares awarded on or after July 1, 2015 under the RSP and restricted shares awarded under the Individual Plan, the awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination therefor. All unvested restricted shares also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects vesting activity of restricted shares awarded for the three months ended March 31, 2019:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2018	136,234	$16.51
Granted	—	—
Vested	(496)	24.19
Forfeited	—	—
Unvested, March 31, 2019	135,738	16.49
As of March 31, 2019, the Company had $1.6 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $0.3 million and $26,000 for the three months ended March 31, 2019 and 2018, respectively. Compensation expense related to restricted shares is included in share-based compensation on the accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended March 31, 2019.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units (the “Award LTIP Units”) equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with the early adoption of ASU 2018-07 (see Note 2 — Summary of Significant Accounting Policies), the total fair value of the Award LTIP Units of $32.0 million was calculated and fixed as of the grant date, and will be recorded over the requisite service period of three years. In March 2019, the Company entered into an amendment to the 2018 OPP in light of the effectiveness of a merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment through August 30, 2021.
As a result, during the three months ended March 31, 2019, the Company recorded share-based compensation expense related to the Award LTIP Units of $2.8 million, which is recorded in share-based compensation — multi-year outperformance agreement in the unaudited consolidated statements of operations and comprehensive income (loss). As of March 31, 2019, the Company had $24.4 million of unrecognized compensation expense related the Award LTIP Units which is expected to be recognized over a period of 2.3 years.
The Award LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor during a performance period (the “Performance Period”) commencing on the Listing Date and ending on the earliest of (i) July 19, 2021, the third anniversary of the Listing Date, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
Half of the Award LTIP Units (the “Absolute TSR LTIPs”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of Award LTIPs Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR LTIPs earned is determined using linear interpolation as between those tiers, respectively.
Half of the Award LTIP Units (the “Relative TSR LTIPs”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group as of the Valuation Date consisting of Colony Capital, Inc., Lexington Realty Trust, Ramco-Gershenson Properties Trust, Spirit Realty Capital, Inc. and Office Properties Income Trust as follows:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Performance Level	Relative TSR Excess			Percentage of Relative TSR Award LTIPs Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%
If the relative TSR excess is more than -600 bps but less than 0 bps, or more than 0 bps but less than +600 bps, the percentage of the Relative TSR LTIPs earned is determined using linear interpolation as between those tiers, respectively.
Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. For the three months ended March 31, 2019, the Company recorded distributions related to the LTIP Units of $0.1 million, which is recorded in the unaudited consolidated statement of changes in equity. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Third A&R Advisory Agreement), then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be performed based on actual performance as of (and including) the effective date of the Change of Control or termination (as applicable) based on the performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIPs or Relative TSR LTIPs the Advisor would be eligible to earn to reflect the shortened period.
If the Valuation Date is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will also be performed based on actual performance as of (and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with the number of Absolute TSR LTIPss or Relative TSR LTIPs the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The award of LTIP Units under the 2018 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIPs and Relative TSR LTIPs earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIPs and Relative TSR LTIPs (or Class A Units into which they may be converted in accordance with the terms of the A&R LPA).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
The lead independent director receives an additional annual cash retainer of $100,000, the chair of the audit committee of the Company’s board of directors receives an additional annual cash retainer of $30,000, each other member of the audit committee receives an additional annual cash retainer of $15,000, the chair of each of the compensation committee and the nominating and corporate governance committee of the Company’s board of directors receives an additional annual cash retainer of $15,000, and each other member of each of the compensation committee and the nominating and corporate governance committee will receive an additional annual cash retainer of $10,000.
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2019 and 2018.
Note 13 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Net (loss) income attributable to common stockholders — Basic and Diluted	$(3,227)	$15,401

Weighted-average shares outstanding — Basic	106,076,588	105,196,387
Unvested restricted shares	—	15,212
OP Units	—	203,612
Weighted-average shares outstanding — Diluted	106,076,588	105,415,211

Net (loss) income per share attributable to common stockholders — Basic	$(0.03)	$0.15
Net (loss) income per share attributable to common stockholders — Diluted	$(0.03)	$0.15

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Diluted net income (loss) per share assumes the vesting or conversion of restricted shares and OP Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 10 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, OP Units, Class B Units and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Unvested restricted shares (1)	135,990	—
OP Units (2)	172,671	—
Class B Units (3)	—	1,052,420
LTIP Units (4)	4,496,796	—
Total	4,805,457	1,052,420
_____________________________________

(1)	Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 135,735 unvested restricted shares outstanding as of March 31, 2019.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 OP Units outstanding as of March 31, 2019.

(3)
Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of March 31, 2019 and 1,052,420 Class B Units outstanding as of March 31, 2018.

(4)	Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of March 31, 2019 and none outstanding as of March 31, 2018.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Share-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the year ended December 31, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2019 because no LTIP Units would have been earned based on the stock price at March 31, 2019. There were no LTIP Units outstanding during the three months ended March 31, 2018.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
Subsequent to March 31, 2019, the Company acquired one property with an aggregate base purchase price of $3.0 million, excluding acquisition related costs.
Dispositions
Subsequent to March 31, 2019, the Company sold two properties with an aggregate contract sale price of approximately $45.2 million.
Preferred Stock Issuance
On April 10, 2019, the underwriters of the Company’s initial offering of Series A Preferred Stock conducted during March 2019 exercised their option to purchase additional shares of Series A Preferred Stock in the offering, and the Company sold an additional 146,000 shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts.
Tenant Termination Agreement

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which contains a termination fee of approximately $8.0 million. The Company has entered into leases to replace the tenant.
Common Stock Dividend Declaration
On April 1, 2019, American Finance Trust, Inc. (the “Company”) issued a press release announcing the declaration of a dividend of $0.0916667 (based on the annualized rate of $1.10 per share) on each share of the Company’s common stock payable on April 15, 2019, May 15, 2019 and June 17, 2019 to holders of record of shares of the Company’s common stock at the close of business on April 10, 2019, May 8, 2019 and June 10, 2019, respectively.
ATM Programs
On May 8, 2019, the Company and the OP entered into an Equity Distribution Agreement for the Class A ATM Program (the “Class A Equity Distribution Agreement”) with BMO Capital Markets Corp., KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, BBVA Securities Inc., Citizens Capital Markets, Inc., B. Riley FBR, Inc. and Ladenburg Thalmann & Co. Inc.(collectively, the “Agents”), pursuant to which the Company may, from time to time, offer, issue and sell to the public, through the Agents, shares of Class A common stock having an aggregate offering price of up to $200.0 million.
On May 8, 2019, the Company and the OP also entered into an Equity Distribution Agreement for the Series A ATM Program (together with the Class A Distribution Agreement, the “Equity Distribution Agreements”) with the Agents, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through the Agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million.
Subject to the terms and conditions of the Equity Distribution Agreements, the Agents will use their commercially reasonable efforts to sell, on the Company’s behalf, shares offered by the Company under and in accordance with the Equity Distribution Agreements. The sales, if any, of shares made under the Equity Distribution Agreements will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by us from time to time.
The shares of Class A common stock and Series A Preferred Stock will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-226252). The Company will file a prospectus supplement for Class A ATM Program and the Series A ATM Program, each dated May 8, 2019, with the Securities and Exchange Commission in connection with the offer and sale of shares pursuant thereto.
The Equity Distribution Agreements contain customary representations, warranties and indemnification rights.
Articles Supplementary
On May 8, 2019, in connection with the Series A ATM Program, the Company filed an Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland, which became effective upon acceptance for record. The Articles Supplementary classified an additional 2,000,000 shares of our authorized shares of preferred stock, $0.01 par value per share, as Series A Preferred Stock.
Amendment to the Operating Partnership Agreement
On May 8, 2019, in connection with the Series A ATM Program, the Company, in its capacity as the general partner of the OP, entered into an amendment to the Second A&R OP Agreement, increasing by 2,000,000 the number of authorized Series A Preferred Units, which are units of limited partnership in the OP that have economic interests that are substantially similar to the designations, preferences and other rights of the Series A Preferred Stock.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
The trading price of our Class A common stock and 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), may fluctuate significantly.

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

•
Provisions in our revolving unsecured corporate credit facility (our “Credit Facility”) may limit our ability to pay dividends on our Class A common stock, our Series A Preferred Stock or any other stock we may issue.

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

Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased retail properties. As of March 31, 2019, we owned 682 properties, comprised of 19.2 million rentable square feet, which were 94.0% leased, including 649 single-tenant net leased commercial properties (604 of which are retail properties) and 33 multi-tenant retail properties.
We are a Maryland corporation, incorporated on January 22, 2013, that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
On July 19, 2018 (the “Listing Date”), we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock were automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of March 31, 2019, we had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information, see Note 8 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q.
In March 2019, we listed shares of Series A Preferred Stock on Nasdaq under the symbol “AFINP” in connection with the initial public offering of Series A Preferred Stock.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to Lincoln.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2018 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we own at March 31, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr. & May 2013	2	18	9.1	100.0%
Walgreens I	Jul. 2013	1	11	18.5	100.0%
Dollar General II	Jul. 2013	2	18	9.2	100.0%
AutoZone I	Jul. 2013	1	7	8.3	100.0%
Dollar General III	Jul. 2013	5	46	9.1	100.0%
BSFS I	Jul. 2013	1	9	4.8	100.0%
Dollar General IV	Jul. 2013	2	18	6.9	100.0%
Tractor Supply I	Aug. 2013	1	19	8.7	100.0%
Dollar General V	Aug. 2013	1	12	8.8	100.0%
Mattress Firm I	Aug. & Nov. 2013; Feb, Mar. 2014 & Apr. 2014	5	24	7.7	100.0%
Family Dollar I	Aug. 2013	1	8	2.3	100.0%
Lowe's I	Aug. 2013	5	671	10.3	100.0%
O'Reilly Auto Parts I	Aug. 2013	1	11	11.3	100.0%
Food Lion I	Aug. 2013	1	45	10.6	100.0%
Family Dollar II	Aug. 2013	1	8	4.3	100.0%
Walgreens II	Aug. 2013	1	14	14.0	100.0%
Dollar General VI	Aug. 2013	1	9	6.9	100.0%
Dollar General VII	Aug. 2013	1	9	9.0	100.0%
Family Dollar III	Aug. 2013	1	8	3.5	100.0%
Chili's I	Aug. 2013	2	13	6.7	100.0%
CVS I	Aug. 2013	1	10	6.8	100.0%
Joe's Crab Shack I	Aug. 2013	1	8	8.0	100.0%
Dollar General VIII	Sep. 2013	1	9	9.3	100.0%
Tire Kingdom I	Sep. 2013	1	7	6.0	100.0%
AutoZone II	Sep. 2013	1	7	4.2	100.0%
Family Dollar IV	Sep. 2013	1	8	4.3	100.0%
Fresenius I	Sep. 2013	1	6	6.3	100.0%
Dollar General IX	Sep. 2013	1	9	6.1	100.0%
Advance Auto I	Sep. 2013	1	11	4.3	100.0%
Walgreens III	Sep. 2013	1	15	7.0	100.0%
Walgreens IV	Sep. 2013	1	14	5.5	100.0%
CVS II	Sep. 2013	1	14	17.9	100.0%
Arby's I	Sep. 2013	1	3	9.3	100.0%
Dollar General X	Sep. 2013	1	9	9.0	100.0%
AmeriCold I	Sep. 2013	9	1,407	8.5	100.0%
Home Depot I	Sep. 2013	2	1,315	7.8	100.0%
New Breed Logistics I	Sep. 2013	1	390	2.6	100.0%
American Express Travel Related Services I	Sep. 2013	1	396	1.0	100.0%
SunTrust Bank I (2)	Sep. 2013	21	108	9.1	94.4%
National Tire & Battery I	Sep. 2013	1	11	4.7	100.0%
Circle K I	Sep. 2013	19	55	9.6	100.0%
Walgreens V	Sep. 2013	1	14	8.4	100.0%
Walgreens VI	Sep. 2013	1	15	10.1	100.0%
FedEx Ground I	Sep. 2013	1	22	4.2	100.0%
Walgreens VII	Sep. 2013	8	113	10.4	100.0%
O'Charley's I	Sep. 2013	20	136	12.6	100.0%
Krystal I	Sep. 2013	6	13	10.5	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (thousands)	Remaining Lease Term (1)	Percentage Leased
1st Constitution Bancorp I	Sep. 2013	1	5	4.8	100.0%
American Tire Distributors I	Sep. 2013	1	125	4.8	100.0%
Tractor Supply II	Oct. 2013	1	24	4.5	100.0%
United Healthcare I	Oct. 2013	1	400	2.3	100.0%
National Tire & Battery II	Oct. 2013	1	7	13.2	100.0%
Tractor Supply III	Oct. 2013	1	19	9.1	100.0%
Mattress Firm II	Oct. 2013	1	4	4.4	100.0%
Dollar General XI	Oct. 2013	1	9	8.1	100.0%
Talecris Plasma Resources I	Oct. 2013	1	22	4.0	100.0%
Amazon I	Oct. 2013	1	79	4.3	100.0%
Fresenius II	Oct. 2013	2	16	8.4	100.0%
Dollar General XII	Nov. 2013 & Jan. 2014	2	18	9.7	100.0%
Dollar General XIII	Nov. 2013	1	9	7.0	100.0%
Advance Auto II	Nov. 2013	2	14	4.1	100.0%
FedEx Ground II	Nov. 2013	1	49	4.3	100.0%
Burger King I	Nov. 2013	41	168	14.7	100.0%
Dollar General XIV	Nov. 2013	3	27	9.2	100.0%
Dollar General XV	Nov. 2013	1	9	9.6	100.0%
FedEx Ground III	Nov. 2013	1	24	4.4	100.0%
Dollar General XVI	Nov. 2013	1	9	6.7	100.0%
Family Dollar V	Nov. 2013	1	8	4.0	100.0%
CVS III	Dec. 2013	1	11	4.8	100.0%
Mattress Firm III	Dec. 2013	1	5	9.3	100.0%
Arby's II	Dec. 2013	1	3	9.1	100.0%
Family Dollar VI	Dec. 2013	2	17	4.8	100.0%
SAAB Sensis I	Dec. 2013	1	91	6.0	100.0%
Citizens Bank I	Dec. 2013	9	35	5.0	100.0%
SunTrust Bank II (2)	Jan. 2014	23	115	9.8	100.0%
Mattress Firm IV	Jan. 2014	1	5	5.4	100.0%
FedEx Ground IV	Jan. 2014	1	59	4.3	100.0%
Mattress Firm V	Jan. 2014	1	6	4.6	100.0%
Family Dollar VII	Feb. 2014	1	8	5.3	100.0%
Aaron's I	Feb. 2014	1	8	4.4	100.0%
AutoZone III	Feb. 2014	1	7	4.0	100.0%
C&S Wholesale Grocer I	Feb. 2014	2	1,671	4.0	100.0%
Advance Auto III	Feb. 2014	1	6	5.4	100.0%
Family Dollar VIII	Mar. 2014	3	25	4.3	100.0%
Dollar General XVII	Mar. & May 2014	3	27	9.0	100.0%
SunTrust Bank III (2)	Mar. 2014	82	478	10.6	96.3%
SunTrust Bank IV (2)	Mar. 2014	15	84	10.8	100.0%
Dollar General XVIII	Mar. 2014	1	9	9.0	100.0%
Sanofi US I	Mar. 2014	1	737	13.8	100.0%
Family Dollar IX	Apr. 2014	1	8	5.0	100.0%
Stop & Shop I	May 2014	7	492	7.8	100.0%
Bi-Lo I	May 2014	1	56	6.8	100.0%
Dollar General XIX	May 2014	1	12	9.4	100.0%
Dollar General XX	May 2014	5	49	8.1	100.0%
Dollar General XXI	May 2014	1	9	9.4	100.0%
Dollar General XXII	May 2014	1	11	8.1	100.0%
FedEx Ground V	Feb. 2016	1	46	6.3	100.0%
FedEx Ground VI	Feb. 2016	1	121	6.4	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VII	Feb. 2016	1	42	6.5	100.0%
FedEx Ground VIII	Feb. 2016	1	79	6.6	100.0%
Liberty Crossing	Feb. 2017	1	106	4.5	90.9%
San Pedro Crossing	Feb. 2017	1	202	3.4	59.9%
Tiffany Springs MarketCenter	Feb. 2017	1	265	6.1	89.6%
The Streets of West Chester	Feb. 2017	1	237	9.9	95.1%
Prairie Towne Center	Feb. 2017	1	289	4.0	40.8%
Southway Shopping Center	Feb. 2017	1	182	4.1	87.9%
Stirling Slidell Centre	Feb. 2017	1	134	2.9	48.5%
Northwoods Marketplace	Feb. 2017	1	236	2.9	96.5%
Centennial Plaza	Feb. 2017	1	234	4.4	77.8%
Northlake Commons	Feb. 2017	1	109	2.8	86.6%
Shops at Shelby Crossing	Feb. 2017	1	236	3.7	98.5%
Shoppes of West Melbourne	Feb. 2017	1	144	3.1	97.3%
The Centrum	Feb. 2017	1	271	4.1	52.5%
Shoppes at Wyomissing	Feb. 2017	1	103	3.1	90.0%
Southroads Shopping Center	Feb. 2017	1	438	4.5	71.2%
Parkside Shopping Center	Feb. 2017	1	182	4.0	92.0%
Colonial Landing	Feb. 2017	1	264	3.9	70.0%
The Shops at West End	Feb. 2017	1	382	7.6	73.7%
Township Marketplace	Feb. 2017	1	299	3.9	93.9%
Cross Pointe Centre	Feb. 2017	1	226	9.8	100.0%
Towne Centre Plaza	Feb. 2017	1	94	3.8	100.0%
Village at Quail Springs	Feb. 2017	1	100	6.5	100.0%
Pine Ridge Plaza	Feb. 2017	1	239	3.7	97.4%
Bison Hollow	Feb. 2017	1	135	4.7	100.0%
Jefferson Commons	Feb. 2017	1	206	7.3	93.7%
Northpark Center	Feb. 2017	1	318	5.4	99.2%
Anderson Station	Feb. 2017	1	244	4.2	99.0%
Patton Creek	Feb. 2017	1	491	3.8	85.9%
North Lakeland Plaza	Feb. 2017	1	171	1.5	94.9%
Riverbend Marketplace	Feb. 2017	1	143	4.9	91.6%
Montecito Crossing	Feb. 2017	1	180	3.4	93.7%
Best on the Boulevard	Feb. 2017	1	205	4.1	91.0%
Shops at RiverGate South	Feb. 2017	1	141	6.4	100.0%
Dollar General XXIII	Mar. & May 2017	8	72	10.4	100.0%
Jo-Ann Fabrics I	Apr. 2017	1	18	5.8	100.0%
Bob Evans I	Apr. 2017	23	117	18.1	100.0%
FedEx Ground IX	May 2017	1	54	7.2	100.0%
Chili's II	May 2017	1	6	8.6	100.0%
Sonic Drive In I	June 2017	2	3	13.3	100.0%
Bridgestone HOSEPower I	June 2017	2	41	10.4	100.0%
Bridgestone HOSEPower II	July 2017	1	25	10.6	100.0%
FedEx Ground X	July 2017	1	142	8.3	100.0%
Chili's III	Aug. 2017	1	6	8.6	100.0%
FedEx Ground XI	Sep. 2017	1	29	8.3	100.0%
Hardee's I	Sep. 2017	4	13	18.5	100.0%
Tractor Supply IV	Oct. 2017	2	51	7.6	100.0%
Circle K II	Nov. 2017	6	20	18.3	100.0%
Sonic Drive In II	Nov. 2017	20	30	18.7	100.0%
Bridgestone HOSEPower III	Dec. 2017	1	21	11.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (thousands)	Remaining Lease Term (1)	Percentage Leased
Sonny's BBQ I	Jan. 2018	3	19	14.9	100.0%
Mountain Express I	Jan. 2018	9	30	18.8	100.0%
Kum & Go I	Feb. 2018	1	5	9.2	100.0%
DaVita I	Feb. 2018	2	13	6.9	100.0%
White Oak I	Mar. 2018	9	22	19.6	100.0%
Mountain Express II	June 2018	15	59	19.1	100.0%
Dialysis I	July 2018	7	65	9.2	100.0%
Children of America I	Aug. 2018	2	32	14.4	100.0%
Burger King II	Aug. 2018	1	3	14.4	100.0%
White Oak II	Aug. 2018	9	18	18.6	100.0%
Bob Evans II	Aug. 2018	22	112	18.1	100.0%
Mountain Express III	Sep. 2018	14	47	19.4	100.0%
Taco John's	Sep. 2018	7	15	14.6	100.0%
White Oak III	Oct. 2018	1	4	19.6	100.0%
DaVita II	Oct. 2018	1	10	8.5	100.0%
Pizza Hut I	Oct. 2018	9	23	14.6	100.0%
Little Caesars I	Dec. 2018	11	19	19.8	100.0%
Caliber Collision I	Dec. 2018	3	48	13.0	100.0%
Tractor Supply V	Dec. 2018	4	79	12.5	100.0%
Fresenius III	Jan. 2019	6	44	7.2	100.0%
Pizza Hut II	Jan. 2019	31	90	19.9	100.0%
Mountain Express IV	Feb. 2019	8	28	19.9	100.0%
Mountain Express V	Feb. 2019	17	90	19.9	100.0%
Fresenius IV	Mar. 2019	1	9	12.7	100.0%
Tractor Supply V	Mar. 2019	1	19	12.5	100.0%
		682	19,237	8.8	94.0%
_____________________

(1)	Remaining lease term in years as of March 31, 2019. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes certain of the four properties leased to SunTrust Banks, Inc. (“SunTrust”) which were unoccupied as of March 31, 2019. As of March 31, 2019, these properties were either being marketed for sale, subject to a non-binding letter of intent (“LOI”) or subject to a definitive purchase and sale agreement (“PSA”). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
There were 488 properties that we owned for the entirety of both the three months ended March 31, 2019 and 2018 (our “Three Month Same Store”) that were 93.7% leased as of March 31, 2019. From January 1, 2018 through March 31, 2019, we acquired 194 properties (our “Acquisitions Since January 1, 2018’’) that were 100.0% leased as of March 31, 2019. From January 1, 2018 through March 31, 2019, we sold 52 properties (our “Disposals Since January 1, 2018’’).

The following table summarizes our leasing activity during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	4	9,044	$—	$164	$29	$3.21
Lease renewals/amendments (2)	30	221,874	3,393	3,247	166	$0.75
Lease terminations (3)	(4)	(174,940)	1,350	—	—	$—
_____________________________________

(1)	Rental income on a straight-line basis.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2019.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $3.2 million for the three months ended March 31, 2019, as compared to net income attributable to common stock holders of $15.4 million for the three months ended March 31, 2018. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive income (loss) in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Total		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$65,386	$66,285	$(899)	$6,224	$548	$5,676	$(69)	$3,286	$(3,355)	$71,541	$70,119	$1,422
Less: Property operating	12,743	12,620	123	98	1	97	(5)	734	(739)	12,836	13,355	(519)
NOI	$52,643	$53,665	$(1,022)	$6,126	$547	$5,579	$(64)	$2,552	$(2,616)	$58,705	$56,764	$1,941
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to rental income and operating expense reimbursements less property operating expense. NOI excludes all other financial statement amounts included in net income (loss) attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation to our net income (loss) attributable to common stockholders.
Revenue from Tenants
Revenue from tenants increased $1.4 million to $71.5 million for the three months ended March 31, 2019, compared to $70.1 million for the three months ended March 31, 2018. This increase was due to incremental income from our Acquisitions Since January 1, 2018 and an increase of approximately $5.7 million, partially offset by a decrease of $3.4 million from our Disposals Since January 1, 2018 and a decrease of $0.9 million from our Three Month Same Store properties.
Property operating expenses decreased $0.5 million to $12.8 million for the three months ended March 31, 2019 compared to $13.4 million for the three months ended March 31, 2018. This decrease was primarily driven by a decrease of $0.7 million due to our Disposals Since January 1, 2018.
Asset Management Fees to Related Party
Asset management fees paid to the Advisor, which include a fixed base management fee and a variable base management fee, increased $0.4 million to $6.0 million for the three months ended March 31, 2019, compared to $5.6 million for the three months ended March 31, 2018. We pay these fees to the Advisor for managing our day-to-day operations. The fixed portion of the base management fee is (i) $21.0 million annually until February 16, 2018; (ii) $22.5 million annually from February 17, 2018 to February 16, 2019; and (iii) $24.0 million annually for the remainder of the term. The variable portion of the base management fee is payable monthly in an amount equal to one-twelfth of 1.25%, changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised by us, including our subsidiaries, from and after February 16, 2017 (including certain convertible debt, proceeds from the Post-Listing DRIP (if any) and any cumulative Core Earnings (as defined in Note 10 - Related Party Transactions and Arrangements) in excess of dividends paid on Class A common stock but excluding equity based compensation and proceeds from a Specified Transaction) (as defined in Note 10 - Related Party Transactions and Arrangements)).

In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee. We did not incur any variable management fees during the three months ended March 31, 2019 and 2018. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recognized $0.8 million of impairment charges during the three months ended March 31, 2019, of which $0.6 million related to one property classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on a PSA. The remaining $0.2 million of impairment charges were taken on properties classified as held for sale as of March 31, 2019, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA.
We recognized $0.3 million of impairment charges during the three months ended March 31, 2018, $0.1 million of which related to properties reclassified as held for sale, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value less estimated costs to sell. The remaining $0.2 million of impairment charges were taken on properties classified as held for use as of March 31, 2018, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA.
See Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on impairment charges.
Acquisition, Transaction and Other Costs
Acquisition and transaction related expense decreased $1.2 million to $0.9 million for the three months ended March 31, 2019, compared to $2.0 million and 2018. The decrease was due to lower prepayment charges on mortgages related to our dispositions, partially offset by higher litigation costs, as compared to the prior year quarter. The prepayment charges on mortgages were $0.4 million and $1.8 million during the three month periods ended March 31, 2019 and 2018, respectively.
Share-Based Compensation
During the three months ended March 31, 2019, we recorded non-cash share based compensation expense of $3.0 million relating to restricted shares and a multi-year outperformance agreement with the Advisor, effective at the Listing (the “2018 OPP”) under which a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. There was no related charge in the three months ended March 31, 2018.
For additional details on the 2018 OPP, see Note 12 — Share-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense increased $0.7 million to $6.1 million for the three months ended March 31, 2019, compared to $5.4 million for the three months ended March 31, 2018. The increase was due to higher legal and professional fees, and general and administrative expense reimbursements to our Advisor, which increased $0.8 million to $2.9 million for three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $4.4 million to $32.1 million for the three months ended March 31, 2019, compared to $36.5 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease of $4.4 million related to our Three Month Same Store properties and a decrease of $2.0 million from our Disposals Since January 1, 2018. These increases were partially offset by an increase of $2.0 million as a result of the Acquisitions Since January 1, 2018. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $2.3 million to $18.4 million for the three months ended March 31, 2019, compared to $16.1 million for the three months ended March 31, 2018. This increase is primarily related to higher average balance on our revolving Credit Facility when compared to our prior revolving unsecured corporate credit facility (the “Prior Credit Facility”), which was repaid with the proceeds from the Credit Facility in May 2018. As of March 31, 2018, $70.0 million was outstanding under our Prior Credit Facility, and as of March 31, 2019, $432.7 million was outstanding under our Credit Facility. Also contributing to the higher interest expense was a higher weighted-average interest rate on our Credit Facility and mortgage notes payable. For the three months ended March 31, 2019 and 2018, the weighted-average interest rates on our Credit Facility were 4.45% and 3.04%, respectively, and the weighted average interest rates on our mortgage notes payable were 4.64% and 4.61%, respectively.

Other Income
Other income was $2.5 million for the three months ended March 31, 2019, compared to $22,000 for the three months ended March 31, 2018. The increase was primarily due to receipt of insurance reimbursements of approximately $1.8 million for litigation costs that we had previously paid related to the merger (the “Merger”) between us and American Realty Capital – Retail Centers of America, Inc. (“RCA”) completed in February 2017.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2019, we sold eight properties which resulted in gains on sale. These properties sold for an aggregate contract price of $15.1 million, resulting in aggregate gains on sale of $2.9 million. During the three months ended March 31, 2018, we sold six properties for an aggregate contract price of $62.8 million, resulting in aggregate gains on sale of $24.6 million.
Cash Flows from Operating Activities
Our cash flows from operating activities was $20.4 million during the three months ended March 31, 2019 and consisted of net loss of $3.2 million, adjusted for non-cash items of $31.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, the increase in the straight-line rent receivable of $1.2 million, the decrease in deferred rent of $3.9 million and the decrease in accounts payable and accrued expenses of $4.3 million were partially offset by a decrease in prepaid expenses and other assets of $0.9 million
Cash flows from operating activities was $24.1 million during the quarter ended March 31, 2018 and consisted of net income of $15.4 million, adjusted for non-cash items of $11.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, impairment charges, share-based compensation, amortization of mortgage premiums, discount accretion and premium amortization on investments, net and gain on sale of real estate investments. In addition, the increase in accounts payable and accrued expenses of $0.5 million and the increase in deferred rent of $0.8 million were partially offset by an increase in prepaid expenses and other assets of $5.7 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the three months ended March 31, 2019 of $109.9 million consisted primarily of cash paid for investments in real estate and other assets of $114.3 million and capital expenditures of $0.5 million, partially offset by cash received from the sale of real estate investments of $3.1 million and deposits for real estate acquisitions of $1.9 million.
The net cash used in investing activities during the quarter ended March 31, 2018 of $24.7 million consisted primarily of cash paid for investments in real estate and other assets of $44.2 million and capital expenditures of $2.1 million, partially offset by cash received from the sale of real estate investments of $21.8 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $106.3 million during the three months ended March 31, 2019 consisted primarily of proceeds from our Credit Facility of $108.0 million and net proceeds from the issuance of our Series A Preferred Stock of $29.0 million, partially offset by payments of mortgage notes payable of $0.6 million, prepayment charges on mortgages of $0.4 million, common stock repurchases of $0.3 million and cash dividends of $29.2 million.
The net cash used in financing activities of $37.2 million during the quarter ended March 31, 2018 consisted primarily of payments on the Credit Facility of $25.0 million, common stock repurchases of $16.6 million, cash distributions of $21.9 million, payments of deferred financing costs of $1.2 million and payments of mortgage notes payable of $0.6 million. These financing cash outflows were partially offset by proceeds from mortgage notes payable of $29.9 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our “at the market” equity offering program for Class A common stock (the “Class A ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A ATM Program”) or other offerings of debt or equity securities. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $108.0 million and $91.5 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of March 31, 2019, we had $1.2 billion of mortgage notes payable outstanding and $432.7 million outstanding under the Credit Facility, with a net debt to gross asset value ratio of 39%. Net debt is calculated as the total principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums, net) less cash and cash equivalents. Gross asset value is defined as total carrying value of our assets plus accumulated depreciation and amortization. During the three months ended March 31, 2019, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.64% and 4.45%, respectively. Future scheduled principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $1.9 million and $604.7 million, respectively.
As of March 31, 2019, we had $3.6 billion in gross real estate assets, at carrying value, and we had pledged $2.3 billion in gross real estate assets, at carrying value, as collateral for our mortgage notes payable. In addition, $1.1 billion in gross real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

Credit Facility - Terms and Capacity
On April 26, 2018, we repaid the Prior Credit Facility and entered into the Credit Facility. The Credit Facility initially provided for commitments for aggregate revolving loan borrowings of up to $415.0 million. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million. The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2019, we increased our commitments through this accordion feature by $125.0 million, leaving $375.0 million remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of March 31, 2019, we had a total borrowing capacity under the Credit Facility of $478.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $432.7 million was outstanding under the Credit Facility as of March 31, 2019 and $45.4 million remained available for future borrowings. As of December 31, 2018, $324.7 million was outstanding under the Credit Facility.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year, to April 26, 2023. Borrowings under the Credit Facility will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Acquisitions and Dispositions — Three Months Ended March 31, 2019
One of our primary uses of cash during the three months ended March 31, 2019 has been for acquisitions of properties.
During the three months ended March 31, 2019, we acquired 64 properties for $114.3 million, including capitalized acquisition costs. These acquisitions were funded through draws on the Credit Facility of $108.0 million (see Credit Facility discussion above), proceeds from dispositions of properties (see below) and available cash on hand.
During the three months ended March 31, 2019, we sold eight properties, for an aggregate contract price of $15.1 million, excluding disposition related costs. In connection with these sales, we repaid $11.6 million of mortgage debt. After all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $3.1 million.
Acquisitions and Dispositions — Subsequent to March 31, 2019
Subsequent to March 31, 2019, and through April 15, 2019, we acquired one additional property with an aggregate base purchase price of $3.0 million, excluding acquisition related costs. We have also entered into PSAs to acquire an additional 16 properties for an aggregate contract purchase price of approximately $41.3 million and LOIs to acquire an additional 17 properties for approximately $30.5 million. The PSAs are subject to conditions, and the LOIs are non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using available cash on hand, proceeds from future dispositions of properties and proceeds from borrowings (including mortgage borrowings and borrowings under the Credit Facility) to pay the consideration required to complete these acquisitions.
Subsequent to March 31, 2019, and through April 15, 2019, we sold two properties with an aggregate contract sale price of approximately $45.2 million. We also have entered into PSAs to dispose of additional ten properties (eight leased to SunTrust), for an aggregate contract sale price of approximately $49.0 million. The PSAs are subject to conditions. There can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
Preferred Stock Offering
On March 26, 2019, we completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock, in an underwritten public offering. The issuance of the Series A Preferred Stock generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by us. On April 10, 2019, the underwriters in the offering exercised their option to purchase 146,000 additional shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts.
ATM Programs
In May 2019, we established the Class A ATM Program pursuant to which we may sell up to $200.0 million in shares of Class A common stock, from time to time through our sales agents and the Series A ATM Program pursuant to which we may sell up to $50.0 million in shares of Series A Preferred Stock, from time to time through our sales agents. We intend to use any net proceeds from these offerings for general corporate purposes, including funding property acquisitions, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital. See “Item 5. Other Information” for more information.
Common Stock Repurchases
During the three months ended March 31, 2019, we repurchased 19,863 fractional shares of Class B-2 common stock in connection with the automatic conversion of all shares of Class B-2 common stock into shares of Class A common stock on January 9, 2019 at a price of $13.78 per share for a total of approximately $0.3 million, funded from cash on hand.

Authorized Repurchase Program
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. As of March 31, 2019 the total of our remaining availability for future borrowings and cash and cash equivalents was $153.5 million. In accordance with our Credit Facility, if we make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, we would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Annual Report on Form 10-Q.
Distribution Reinvestment Program
Our Pre-Listing DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date with the Post-Listing DRIP. Participants in the Pre-Listing DRIP prior to this amendment and restatement continued to be participants in the Post-Listing DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the first quarter of 2019 and the year ended December 31, 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by the Company.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on our total performance and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined here, includes an adjustment for straight-line rent which is excluded from AFFO. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income(loss), is provided below. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO, AFFO and NOI attributable to stockholders.
Funds from Operations and Adjusted Funds from Operations
Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a performance measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to net income or loss as determined under GAAP.
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper and approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from sales of certain real estate assets, gain and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for consolidated partially-owned entities (including our OP) and equity in earnings of unconsolidated affiliates are made to arrive at our proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as fees related to the Listing, non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out the Merger. These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, vesting and conversion of the Class B Units and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impact of transactions or other items that are not related to the ongoing performance of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. We believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.
The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(3,227)	$15,401
Impairment charges	823	322
Depreciation and amortization	32,086	36,499
Gain on sale of real estate investments	(2,873)	(24,637)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(49)	(24)
FFO (as defined by NAREIT) attributable to common stockholders	26,760	27,561
Acquisition, transaction and other costs [1]	854	2,016
Litigation cost reimbursements related to the Merger [2]	(1,833)	—
Amortization of market lease and other intangibles, net	(1,839)	(1,358)
Straight-line rent	(1,196)	(2,253)
Amortization of mortgage premiums on borrowings	(794)	(835)
Mark-to-market adjustments	—	(24)
Equity-based compensation [3]	3,021	26
Amortization of deferred financing costs, net and change in accrued interest	1,329	1,419
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	1	1
AFFO attributable to common stockholders	$26,303	$26,553

[1] Includes litigation costs related to the Merger which are included as an adjustment in the calculation above beginning in the fourth quarter of 2018, and were not presented as an adjustment in our Annual Report on Form 10-K for the year ended December 31, 2017 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.
[2] Included in "Other income" in the Company's consolidated statement of operations and comprehensive income (loss).
[3] Includes expense related to the amortization of restricted shares and LTIP Units related to its multi- year outperformance agreement, which were previously presented in separate lines within the table above.
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
NOI excludes certain items included in calculating net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$7,846	$3,989	$2,763	$(17,825)	$(3,227)
Asset management fees to related party	—	—	—	6,038	6,038
Impairment charges	799	—	24	—	823
Acquisition, transaction and other costs	419	2	—	433	854
Equity-based compensation	—	—	—	3,021	3,021
General and administrative	314	7	1	5,739	6,061
Depreciation and amortization	29,937	2,128	21	—	32,086
Interest expense	14,022	—	—	4,418	18,440
Gain on sale of real estate investments	—	—	(2,873)	—	(2,873)
Other income	(694)	—	—	(1,851)	(2,545)
Preferred Stock dividends	—	—	—	30	30
Net loss attributable to non-controlling interests	—	—	—	(3)	(3)
NOI	$52,643	$6,126	$(64)	$—	$58,705
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended March 31, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$1,829	$249	$24,846	$(11,523)	$15,401
Asset management fees to related party	—	—	—	5,609	5,609
Impairment charges	23	—	299	—	322
Acquisition, transaction and other costs	1,833	118	—	65	2,016
Equity-based compensation	—	—	—	26	26
General and administrative	328	23	15	5,047	5,413
Depreciation and amortization	34,313	157	2,029	—	36,499
Interest expense	15,348		—	759	16,107
Gain on sale of real estate investments	—	—	(24,637)	—	(24,637)
Other income	(9)	—	—	(13)	(22)
Net loss attributable to non-controlling interests	—	—	—	30	30
NOI	$53,665	$547	$2,552	$—	$56,764
Dividends and Distributions
In connection with the Listing, our board of directors changed the rate at which we pay dividends on our common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Also, effective July 1, 2018, we transitioned to declaring dividends on our common stock based on monthly, rather than daily, record dates and will generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Dividends are paid on shares of Class A common stock, Class B-1 common stock (which automatically converted to Class A common stock in accordance with their terms on October 10, 2018) and Class B-2 common stock (which automatically converted to Class A common stock in accordance with their terms on January 9, 2019) at the same rate. The first dividends declared on our common stock under the new rate were paid in August 2018. The amount of common stock dividends payable to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock will be payable quarterly in arrears on the 15 day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend payment date for the Series A Preferred Stock will be July 15, 2019 and will represent an accrual for more than a full quarter, covering the period from March 26, 2019 to June 30, 2019.
During the three months ended March 31, 2019, cash used to pay common stock dividends, distributions for LTIP Units and distributions for limited partnership units designated as “Class A Units” that correspond to each share of the Company’s common stock, was generated from cash flows provided by operations and cash on hand, which consists of proceeds from financings and sales of real estate investments. We have not yet paid any distributions on our Series A Preferred Stock as of March 31, 2019.
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of our Modified FFO (as defined in our Credit Facility) for any period of four consecutive fiscal quarters subject to a one-time right to elect, for a period of three consecutive fiscal quarters, to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of our Modified FFO for each of those fiscal quarters. We relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 and expect we will also rely on it for the quarter ending June 30, 2019. As a result, we will not be able to rely on this exception in the quarter ending September 30, 2019 or future periods without seeking consent from the lenders under our Credit Facility. There is no assurance that the lenders would consent or that we will generate cash flows and Modified FFO in an amount sufficient to pay dividends on our outstanding equity securities including the Series A Preferred Stock and comply with our Credit Facility. Doing so depends, in part, on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay to our stockholders. If we do not generate sufficient cash flows from our operations in the future we may have to reduce our dividend rate on the Class A common stock or continue to fund dividends from other sources, such as from borrowings or the sale of properties, loans or securities, and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time to either reduce the amount of dividends that we pay or use other sources to fund dividends such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares sold under our Post-Listing DRIP, if any. Funding dividends from borrowings could restrict the amount that we can borrow for investments. Funding dividends with the sale of assets may affect our ability to generate additional operating cash flows. Funding dividends from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the dividends payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

The following table shows the sources for the payment of dividends and other distributions:

	Three Months Ended March 31, 2019

(In thousands)	$	Percentage of Dividends
Cash dividends paid to stockholders	$29,248	99.6%
Cash distributions on LTIP Units	84	0.3%
Cash distributions on Class A Units	47	0.2%
Total dividends and distributions paid	$29,379	100.0%

Source of dividend coverage:
Cash flows provided by operations	$20,395	69.4%
Available cash on hand [1]	8,984	30.6%
Total source of dividend coverage	$29,379	100.0%

Cash flows provided by operations (GAAP basis)	$20,395
Net loss (in accordance with GAAP)	$(3,227)
[1] Consists of cash on hand including borrowings under the Credit Facility and proceeds from dispositions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2019, we were in compliance with the debt covenants under our loan agreements, including the Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at March 31, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time proposed Merger and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of ours at the time of the merger (“Additional Director Defendants”), Nicholas Radesca, our chief financial officer at the time of the Merger, and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2019 or 2018.
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
On October 26, 2018, Terry Hibbard, a purported stockholder of ours, filed a putative class action complaint in New York State Supreme Court, New York County, against us, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick.  The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of our common stock during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against us and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act.  The complaint seeks unspecified damages and rescission of our sale of stock pursuant to the registration statement. We believe the complaint is without merit and intend to defend vigorously. The case has been stayed pending a decision on the motion to dismiss in the Carolyn St. Clair-Hibbard case discussed above. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of ours, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of our common stock through our then effective distribution reinvestment plan, against us, AR Global, the Advisor, Nicholas S.

Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick. The complaint alleges that the April and December 2016 registration statements pursuant to which class members purchased shares contained materially incomplete and misleading information. The complaint asserts violations of Section 11 of the Securities Act against Messrs. Weil, Radesca, Gong and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against us and Mr. Weil, and control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under Section 15 of the Securities Act. The complaint seeks unspecified damages and either rescission of our sale of stock or rescissory damages. We believe the complaint is without merit and intend to defend vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On April 30, 2019, Lynda Callaway, a purported stockholder of ours, filed a putative class action complaint in New York State Supreme Court, New York County, against us, AR Global, the Advisor, Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Nicholas Radesca, David Gong, Stanley R. Perla, and Lisa D. Kabnick. The complaint alleges that the registration statement pursuant to which plaintiff and other class members acquired our shares during the Merger contained materially incomplete and misleading information. The complaint asserts violations of Section 11 of the Securities Act against us, Messrs. Weil, Radesca, Gong, and Perla, and Ms. Kabnick, violations of Section 12(a)(2) of the Securities Act against us and Mr. Weil, and control person liability under Section 15 of the Securities Act against the Advisor, AR Global, and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages and rescission of our sale of stock pursuant to the registration statement. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
During the three months ended March 31, 2019 and 2018, we incurred approximately $0.3 million and $62,000 in legal costs related to the above litigation. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by us, and during the first quarter of 2019, reimbursements of $1.8 million were received and recorded in other income in the consolidated statements of operations. We may receive additional reimbursements in the future.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below:
If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility may be adversely affected.
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of our Modified FFO (as defined in our Credit Facility) for any period of four consecutive fiscal quarters subject to a one-time right to elect, for a period of three consecutive fiscal quarters, to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of our Modified FFO for each of those fiscal quarters. We relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 and expect we will also rely on this exception for the quarter ending June 30, 2019. As a result, we will not be able to rely on this exception in the quarter ending September 30, 2019 or future periods without seeking consent from the lenders under our Credit Facility. There is no assurance that the lenders would consent or that we will generate cash flows and Modified FFO in an amount sufficient to pay dividends on our outstanding equity securities including the Series A Preferred Stock and comply with our Credit Facility. Doing so depends, in part, on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended March 31, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 9, 2019, we repurchased approximately 19,863 fractional shares of Class B-1 common stock in connection with the automatic conversion of all shares of Class B-2 common stock into shares of Class A common stock at a price of $13.78 per share, the closing price of Class A common stock on January 8, 2019. See Note 8 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Effective at the Listing, our board of directors authorized us to repurchase, from time to time, up to $200.0 million of Class A common stock, which we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. There have not been any purchases authorized, through open market repurchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
As of March 31, 2019 the total of our remaining availability for future borrowings and cash and cash equivalents was $153.5 million million. In accordance with our Credit Facility, if we make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, we would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. See “Item 1A. Risk Factors. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility may be adversely affected.” included in this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
ATM Programs
On May 8, 2019, we and the OP entered into an Equity Distribution Agreement for the Class A ATM Program (the “Class A Equity Distribution Agreement”) with BMO Capital Markets Corp., KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, BBVA Securities Inc., Citizens Capital Markets, Inc., B. Riley FBR, Inc. and Ladenburg Thalmann & Co. Inc.(collectively, the “Agents”), pursuant to which we may, from time to time, offer, issue and sell to the public, through the Agents, shares of our Class A common stock having an aggregate offering price of up to $200,000,000.
On May 8, 2019, we and the OP also entered into an Equity Distribution Agreement for the Series A ATM Program (together with the Class A Distribution Agreement, the “Equity Distribution Agreements”) with the Agents, pursuant to which we may, from time to time, offer, issue and sell to the public, through the Agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50,000,000.
Subject to the terms and conditions of the Equity Distribution Agreements, the Agents will use their commercially reasonable efforts to sell, on our behalf, shares offered by us under and in accordance with the Equity Distribution Agreements. The sales, if any, of shares made under the Equity Distribution Agreements will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Actual sales will depend on a variety of factors to be determined by us from time to time.
The shares of Class A common stock and Series A Preferred Stock will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-226252). The Company will file a prospectus supplement for Class A ATM Program and the Series A ATM Program, each dated May 8, 2019, with the Securities and Exchange Commission in connection with the offer and sale of shares pursuant thereto.
The Equity Distribution Agreements contain customary representations, warranties and indemnification rights.
An affiliate of BMO Capital Markets Corp. is administrative agent, as well as a lender, under the Credit Facility, and certain of the other Agents or their affiliates are also lenders under the Credit Facility. Certain of the Agents or their affiliates are lenders under certain of our mortgage loans or counterparties with respect to certain of our swaps.
The foregoing description of the Equity Distribution Agreements does not purport to be a complete description and is qualified in its entirety by reference to the Equity Distribution Agreements, each of which is filed as an Exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Articles Supplementary
On May 8, 2019, in connection with the Series A ATM Program, we filed an Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland, which became effective upon acceptance for record. The Articles Supplementary classified an additional 2,000,000 shares of our authorized shares of preferred stock, $0.01 par value per share, as Series A Preferred Stock.

The foregoing description of the Articles Supplementary does not purport to be a complete description and is qualified in its entirety by reference to the Articles Supplementary, which is filed as an Exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Amendment to the Operating Partnership Agreement
On May 8, 2019, in connection with the Series A ATM Program, we, in our capacity as the general partner of the OP, entered into an amendment to the limited partnership agreement of the OP, increasing by 2,000,0000 the number of authorized 7.50% Series A Cumulative Redeemable Perpetual Preferred Units, which are units of limited partnership in the OP that have economic interests that are substantially similar to the designations, preferences and other rights of the Series A Preferred Stock.
The foregoing description of the amendment does not purport to be a complete description and is qualified in its entirety by reference to the amendment, which is filed as an Exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 8, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)
Underwriting Agreement, dated March 22, 2019, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and the underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as representatives

1.2 *
Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Class A common stock)

1.3 *
Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock)

3.1 (2)	Articles of Amendment and Restatement
3.2 (3)	Fourth Amended and Restated Bylaws
3.3 (4)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL
3.4 (5)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.5 (5)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.6 (5)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.7 (5)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.8 (6)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.9 (7)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.10 (8)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.11 *	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
4.1 (9)	Second Amendment, dated March 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.2 *	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
5.1 *	Opinion of Venable LLP - Class A common stock
5.2 *	Opinion of Venable LLP - Series A Preferred Stock
10.1 (10)
Amendment No. 2, dated as of March 18, 2019, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

23.1	Consent of Venable LLP - Class A common stock (included in Exhibit 5.1 hereto)
23.2	Consent of Venable LLP - Series A Preferred Stock (included in Exhibit 5.2 hereto)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

EXHIBITS INDEX

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 25, 2019.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13, 2017.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2018.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 20, 2018.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2018.
(8) Filed as an exhibit to the Company’s registration statement on Form 8-A filed with the SEC on March 25, 2019.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 25, 2019.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 18, 2019.