Form 10-Q
period 2019-06-30
American Finance Trust, Inc
filed 2019-08-08
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597
American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland							90-0929989
(State or other jurisdiction of incorporation or organization)							(I.R.S. Employer Identification No.)
405 Park Ave.	,	3rd Floor	,	New York	,	New York	10022
(Address of principal executive offices)							(Zip Code)
(212) 415-6500
Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	AFIN	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	AFINP	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2019, the registrant had 106,245,645 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$649,402	$629,190
Buildings, fixtures and improvements	2,513,374	2,441,659
Acquired intangible lease assets	419,367	413,948
Total real estate investments, at cost	3,582,143	3,484,797
Less: accumulated depreciation and amortization	(476,112)	(454,614)
Total real estate investments, net	3,106,031	3,030,183
Cash and cash equivalents	91,165	91,451
Restricted cash	18,352	18,180
Deposits for real estate acquisitions	81	3,037
Goodwill	—	1,605
Deferred costs, net	16,937	16,222
Straight-line rent receivable	41,512	37,911
Operating lease right-of-use assets	19,053	—
Prepaid expenses and other assets	15,977	19,439
Assets held for sale	4,819	44,519
Total assets	$3,313,927	$3,262,547

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,313,480	$1,196,113
Credit facility	257,700	324,700
Below market lease liabilities, net	85,427	89,938
Accounts payable and accrued expenses (including $1,251 and $2,634 due to related parties as of June 30, 2019 and December 31, 2018, respectively)	27,709	28,383
Operating lease liabilities	19,280	—
Derivative liabilities, at fair value	—	531
Deferred rent and other liabilities	7,764	13,067
Dividends payable	717	80
Total liabilities	1,712,077	1,652,812

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 3,380,000 shares authorized, 1,652,600 issued and outstanding as of June 30, 2019 and no shares issued and outstanding as of December 31, 2018	17	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 106,245,619 and 106,230,901 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,063	1,063
Additional paid-in capital	2,453,814	2,412,915
Accumulated other comprehensive loss	—	(531)
Distributions in excess of accumulated earnings	(866,226)	(812,047)
Total stockholders’ equity	1,588,668	1,601,400
Non-controlling interests	13,182	8,335
Total equity	1,601,850	1,609,735
Total liabilities and equity	$3,313,927	$3,262,547
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from tenants	$79,109	$71,108	$150,650	$141,227

Operating expenses:
Asset management fees to related party	6,335	5,837	12,373	11,446
Property operating	13,137	13,157	25,973	26,512
Impairment charges	4	8,563	827	8,885
Acquisition, transaction and other costs	1,892	2,376	2,746	4,392
Equity-based compensation	3,268	65	6,289	91
General and administrative	6,441	5,358	12,502	10,771
Depreciation and amortization	30,924	35,438	63,010	71,937
Goodwill impairment	1,605	—	1,605	—
Total operating expenses	63,606	70,794	125,325	134,034
Operating income before gain on sale of real estate investments	15,503	314	25,325	7,193
Gain on sale of real estate investments	14,365	3,625	17,238	28,262
Operating income	29,868	3,939	42,563	35,455
Other (expense) income:
Interest expense	(21,995)	(16,042)	(40,435)	(32,149)
Other (expense) income	667	38	3,212	60
Total other expense, net	(21,328)	(16,004)	(37,223)	(32,089)
Net income (loss)	8,540	(12,065)	5,340	3,366
Net (income) loss attributable to non-controlling interests	(14)	24	(11)	(6)
Preferred stock dividends	(642)	—	(672)	—
Net income (loss) attributable to common stockholders	7,884	(12,041)	4,657	3,360

Other comprehensive loss:
Change in unrealized loss on derivatives	1,004	218	531	(142)
Comprehensive (loss) income attributable to common stockholders	$8,888	$(11,823)	$5,188	$3,218

Weighted-average shares outstanding — Basic	106,075,741	105,028,459	106,076,162	105,111,959
Net (loss) income per share attributable to common stockholders — Basic	$0.07	$(0.11)	$0.04	$0.03
Weighted-average shares outstanding — Diluted	106,394,277	105,028,459	106,389,912	105,330,054
Net (loss) income per share attributable to common stockholders — Diluted	$0.07	$(0.11)	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Preferred Stock, net	1,652,600	17	—	—	39,757	—	—	39,774	—	39,774
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation	—	—	34,588	1	572	—	—	573	5,717	6,290
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(58,420)	(58,420)	—	(58,420)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(672)	(672)	—	(672)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(246)	(246)	(38)	(284)
Net income	—	—	—	—	—	—	5,329	5,329	11	5,340
Other comprehensive loss	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	843	—	—	843	(843)	—
Balance, June 30, 2019	1,652,600	$17	106,245,619	$1,063	$2,453,814	$—	$(866,226)	$1,588,668	$13,182	$1,601,850

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2019	1,200,000	$12	106,211,031	$1,062	$2,441,495	$(1,004)	$(844,773)	$1,596,792	$11,037	$1,607,829
Issuance of Preferred Stock, net	452,600	5	—	—	11,173	—	—	11,178	—	11,178
Equity-based compensation	—	—	34,588	1	303	—	—	304	2,965	3,269
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(29,213)	(29,213)	—	(29,213)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(642)	(642)	—	(642)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(124)	(124)	9	(115)
Net income	—	—	—	—	—	—	8,526	8,526	14	8,540
Other comprehensive loss	—	—	—	—	—	1,004	—	1,004	—	1,004
Rebalancing of ownership percentage	—	—	—	—	843	—	—	843	(843)	—
Balance, June 30, 2019	1,652,600	$17	106,245,619	$1,063	$2,453,814	$—	$(866,226)	$1,588,668	$13,182	$1,601,850

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	(1,103,785)	(11)	(19,791)	—	—	(19,802)	—	(19,802)
Equity-based compensation, net of forfeitures	—	—	91	—	—	91	—	91
Distributions declared on Common Stock, $0.32 per share	—	—	—	—	(67,733)	(67,733)	—	(67,733)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(131)	(131)
Net income	—	—	—	—	3,360	3,360	6	3,366
Other comprehensive loss	—	—	—	(142)	—	(142)	—	(142)
Balance, June 30, 2018	105,058,793	$1,051	$2,396,775	$(47)	$(722,247)	$1,675,532	$4,421	$1,679,953

	Three Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2018	104,779,268	$1,048	$2,388,448	$(265)	$(676,157)	$1,713,074	$4,511	$1,717,585
Common stock issued through distribution reinvestment plan	486,655	5	11,470	—	—	11,475	—	11,475
Common stock repurchases	(207,130)	(2)	(3,208)	—	—	(3,210)	—	(3,210)
Equity-based compensation, net of forfeitures	—	—	65	—	—	65	—	65
Distributions declared on Common Stock, $0.32 per share	—	—	—	—	(34,049)	(34,049)	—	(34,049)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	(12,041)	(12,041)	(24)	(12,065)
Other comprehensive loss	—	—	—	218	—	218	—	218
Balance, June 30, 2018	105,058,793	$1,051	$2,396,775	$(47)	$(722,247)	$1,675,532	$4,421	$1,679,953

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,340	$3,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,637	43,949
Amortization of in-place lease assets	23,660	27,585
Amortization of deferred leasing costs	713	403
Amortization (including accelerated write-off) of deferred financing costs	4,360	2,844
Accretion of mortgage premiums on borrowings	(1,633)	(1,836)
Amortization (accretion) of market lease intangibles, net	(3,572)	(3,678)
Equity-based compensation	6,289	91
Vesting and conversion of Class B Units	—	—
Mark-to-market adjustments	—	(72)
Gain on sale of real estate investments	(17,238)	(28,262)
Impairment charges and Goodwill impairment	2,432	8,885
Prepayment costs on mortgages	1,977	2,956
Changes in assets and liabilities:
Straight-line rent receivable	(3,793)	(4,842)
Straight-line rent payable	1,031	50
Prepaid expenses and other assets	272	1,324
Accounts payable and accrued expenses	(1,585)	3,301
Deferred rent and other liabilities	(5,303)	720
Net cash, cash equivalents and restricted cash provided by operating activities	51,587	56,784
Cash flows from investing activities:
Capital expenditures	(5,816)	(2,886)
Investments in real estate and other assets	(184,427)	(71,864)
Proceeds from sale of real estate investments	22,572	21,664
Deposits for real estate dispositions	20,863	4,266
Deposits for real estate acquisitions	(17,907)	(4,726)
Net cash, cash equivalents and restricted cash used in investing activities	(164,715)	(53,546)
Cash flows from financing activities:
Proceeds from mortgage notes payable	241,930	29,887
Payments on mortgage notes payable	(31,265)	(45,994)
Proceeds from credit facility	108,000	132,300
Payments on credit facility	(175,000)	(95,000)
Payments of financing costs	(9,836)	(5,516)
Payments of prepayment costs on mortgages	(1,977)	(2,956)
Common stock repurchases	(274)	(19,802)
Distributions on LTIP Units and Class A Units	(340)
Dividends paid on common stock	(58,455)	(44,867)
Proceeds from issuance of preferred stock, net	40,231	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	113,014	(51,948)
Net change in cash, cash equivalents and restricted cash	(114)	(48,710)
Cash, cash equivalents and restricted cash beginning of period	109,631	127,254
Cash, cash equivalents and restricted cash end of period	$109,517	$78,544

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, end of period	$91,165	$58,882
Restricted cash, end of period	18,352	19,662
Cash, cash equivalents and restricted cash end of period	$109,517	$78,544

Supplemental Disclosures:
Cash paid for interest	$36,201	$30,440
Cash paid for income taxes	146	140

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$360	$—
Preferred dividend declared	$672	$—
Proceeds from real estate sales used to pay off the related mortgage notes payable	$85,488	$62,397
Mortgage notes payable released in connection with disposition of real estate	$(85,488)	$(62,397)
Common stock issued through distribution reinvestment plan	$—	$23,248
Accrued capital expenditures	$2,962	$3,452

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of June 30, 2019, the Company owned 704 properties, comprised of 17.7 million rentable square feet, which were 93.4% leased, including 671 single tenant, net leased commercial properties (633 of which are retail properties) and 33 multi-tenant retail properties.
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
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of June 30, 2019, the Company had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information see Note 8 — Stockholders’ Equity.
In March 2019, the Company listed shares of its new class of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), on Nasdaq under the symbol “AFINP” in connection with the initial public offering of Series A Preferred Stock.
The Company has no employees. The Company has retained American Finance Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties of the Company receive compensation, fees and expense reimbursements for services related to managing the Company’s business. Lincoln Retail REIT Services, LLC (“Lincoln”) and its affiliates provide services to the Advisor in connection with the Company’s multi-tenant retail properties that are not net leased. The Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company is not a party to any contract with, and has no obligation to, Lincoln.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2019.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of June 30, 2019 and December 31, 2018, the Company had no interests in entities which were not wholly owned.
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

Out-of-Period Adjustments
During the three months ended March 31, 2019, the Company identified certain historical errors in its accounting for its land leases (as lessee) which impacted the previously issued quarterly and annual financial statements. Specifically, the Company did not consider whether a penalty would be considered to exist for impairment of leasehold improvements when considering whether to include certain extension options in the lease term for accounting purposes. The land leases related to property acquired between 2013 and 2017. As of December 31, 2018, the cumulative impact of using the appropriate lease term in its straight line rent expense calculations for the operating leases was an understatement of rent expense and accrued rent liability of $0.9 million. The Company concluded that the errors noted above were not material to the current period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the first quarter of 2019.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three and six month periods ended June 30, 2019 and 2018 were asset acquisitions.
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
Goodwill
The Company had no goodwill recorded as of June 30, 2019 and $1.6 million as of December 31, 2018. The Company is required to assess whether its goodwill is impaired, which requires the Company to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company evaluates goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. The Company performed its annual assessment in December 2018 and determined that there was no impairment of goodwill. Given fluctuations in the market

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

price of the Class A common stock, the Company performed a reassessment during the three months ended June 30, 2019. Based on the assessment of relevant metrics which included estimated carrying and fair market value of the Company’s real estate and market-based factors. Based on these assessments, the Company determined that the goodwill is impaired and recorded an impairment charge of $1.6 million for the three months ended June 30, 2019.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2019, these leases had an average remaining lease term of 9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following tables present future base rent payments on a cash basis due to the Company over the periods indicated. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of June 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$118,145
2020	232,495
2021	222,380
2022	211,339
2023	198,882
Thereafter	1,307,107
$2,290,348

As of December 31, 2018:

(In thousands)	Future Base Rent Payments
2019	$232,222
2020	223,025
2021	211,918
2022	200,974
2023	185,455
Thereafter	1,084,424
$2,138,018

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the six months ended June 30, 2019 and 2018, approximately $0.5 million and $0.4 million, respectively, in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive income (loss).
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
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three and six months ended June 30, 2019, such amounts were $1.1 million and $2.1 million, respectively and for the three and six months ended June 30, 2018, such amounts were $0.7 million and $1.1 million, respectively.
On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which required the tenant to pay the Company a termination fee of $8.0 million. The Company has entered into multiple leases to replace the tenant. As a result the Company recorded termination income, net, of $7.6 million which is included in Revenue from tenants during the three and six months ended June 30, 2019.
Equity-Based Compensation
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
Effective at the Listing, the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards are market-based awards with a related required service period. The Company early adopted ASU 2018-07 at issuance. Accordingly, they were valued at their measurement date and that value will be reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
For additional information on the original terms, a March 2019 modification of the 2018 OPP and accounting for these awards, see Note 12 — Equity-Based Compensation.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which provides new guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the new standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Other Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception guidance that changes the method to determine the classification of certain financial instruments with a down round feature as liabilities or equity instruments and clarify existing disclosure requirements for equity-classified instruments. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability, rather, an entity that presents earnings per share is required to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments become effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted the new guidance in 2019 and concluded that it had an immaterial impact.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. The revised guidance became effective for the Company effective January 1, 2019 and it did not have an impact on the Company’s consolidated financial statements.
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
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company early adopted the new guidance in 2018 and applied the new rules to its non-employee award made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the new guidance will be fixed as of that date and will not be remeasured in subsequent periods (unless

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

modified). In addition, the expense will be recorded over the requisite service period. See Note 12 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP.
Pending Adoption as of June 30, 2019:
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

	Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$33,747	$30,549
Buildings, fixtures and improvements	120,143	29,757
Total tangible assets	153,890	60,306
Acquired intangible assets and liabilities: (1)
In-place leases	30,959	11,638
Above-market lease assets	414	253
Below-market lease liabilities	(836)	(333)
Total intangible assets, net	30,537	11,558
Consideration paid for acquired real estate investments, net of liabilities assumed	$184,427	$71,864
Number of properties purchased	96	39

________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the six months ended June 30, 2019 were 20.2 years, 15.5 years and 25.9 years, respectively, as of each property’s respective acquisition date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
In-place leases	$11,060	$13,487	$23,660	$27,585
Total added to depreciation and amortization	$11,060	$13,487	$23,660	$27,585

Above-market leases	$(812)	$(1,043)	$(1,680)	$(2,092)
Below-market lease liabilities	2,538	3,374	5,267	5,793
Total added to rental income	$1,726	$2,331	$3,587	$3,701

Below-market ground lease asset (1)	$2	$8	$16	$16
Above-market ground lease liability (1)	—	—	(1)	(1)
Total added to property operating expenses	$2	$8	$15	$15
______
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
The following table provides the projected amortization expenses and adjustments to revenue and property operating expenses for intangible assets and liabilities for the next five years:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases	$19,812	$35,013	$30,972	$26,983	$24,640
Total to be added to depreciation and amortization	$19,812	$35,013	$30,972	$26,983	$24,640

Above-market leases	$1,554	$2,442	$2,127	$1,752	$1,504
Below-market lease liabilities	(3,684)	(6,827)	(6,260)	(5,862)	(5,698)
Total to be added to rental income	$(2,130)	$(4,385)	$(4,133)	$(4,110)	$(4,194)

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
As of June 30, 2019 and December 31, 2018, there were three and seven properties, respectively, classified as held for sale. During the three months ended June 30, 2019, the Company sold one of the properties that was held for sale as of December 31, 2018, and seven properties that reclassified to held for sale during the quarter ended March 31, 2019. The Company, also, classified two additional properties as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Real estate investments held for sale, at cost:
Land	$2,322	$6,113
Buildings, fixtures and improvements	3,179	39,343
Acquired intangible lease assets	—	12,517
Total real estate assets held for sale, at cost	5,501	57,973
Less accumulated depreciation and amortization	(682)	(11,278)
Total real estate investments held for sale, net	4,819	46,695
Market lease liabilities, net	—	—
Impairment charges related to properties reclassified as held for sale (1)	—	(2,176)
Assets held for sale	$4,819	$44,519
Number of properties	3	7
_____
(1) Impairment charges are recorded in the period in which an asset is reclassified to held for sale.
Real Estate Sales
During the six months ended June 30, 2019, the Company sold 18 properties, including 15 properties leased to SunTrust Banks, Inc. (“SunTrust”), for an aggregate contract price of $108.8 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $17.2 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2019.
During the six months ended June 30, 2018, the Company sold 19 properties, including 13 leased to SunTrust, for an aggregate contract price of $86.8 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $28.3 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2018.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. As of June 30, 2019 and December 31, 2018, the Company owned one and seven held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. See “Impairment Charges” below for discussion of specific charges taken.
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
June 30, 2019
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
Impairment Charges
The Company recorded total impairment charges of $4 thousand and $0.8 million for the three and six months ended June 30, 2019, respectively. These amounts are comprised of impairment charges of $0.1 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal, and impairment charges of $0.7 million, which was recorded on one held for use property leased to SunTrust during the six months ended June 30, 2019.
The Company recorded total impairment charges of $8.6 million and $8.9 million for the three and six months ended June 30, 2018, respectively. These amounts are comprised of impairment charges of $14,240 and $0.2 million, respectively, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $8.5 million on held for use properties. These impairments were recorded on two and six of the Company’s held for use properties leased to SunTrust during the three and six months ended June 30, 2018, respectively.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2019 and December 31, 2018 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2019	December 31, 2018	June 30, 2019		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes		$120,899	$—	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes		121,000	—	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	202	241,899	—

SAAB Sensis I	1	6,871	7,077	5.93%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	19	11,381	13,412	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank III	82	64,757	68,080	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	13	13,028	18,113	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	36,418	36,812	5.63%		Fixed	Jun. 2041	Jun. 2021
Mortgage Loan I (5)	244	497,150	572,199	4.36%		Fixed	Sep. 2020	Sep. 2020
Shops at Shelby Crossing	1	22,361	22,581	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	39,590	40,027	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan IV (2)	—	—	29,887	—%		—	N/A	N/A
Gross mortgage notes payable	625	1,325,805	1,200,538	4.55%	(1)
Deferred financing costs, net of accumulated amortization (3)		(17,562)	(11,363)
Mortgage premiums, net (4)		5,237	6,938
Mortgage notes payable, net		$1,313,480	$1,196,113
_______

(1)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

(2)
This loan was repaid in connection with the issuance of the Net Lease Mortgage Notes (see definition below) in the second quarter of 2019 and all 39 properties which were previously encumbered under Mortgage Loan IV were added to the collateral pool for the Net Lease Mortgage Notes. As a result of repaid loan, remaining unamortized deferred financing costs of $0.8 million were written off. Also, the “pay-fixed” interest rate swap agreements that were related to Mortgage Loan IV were terminated upon repayment (see Note 7 — Derivatives and Hedging Activities).

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

(4)	Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.

(5)	In connection with repayment of these mortgage notes, the Company paid prepayment penalties of $1.6 million.
As of June 30, 2019 and December 31, 2018, the Company had pledged $2.5 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of June 30, 2019 and December 31, 2018, $0.8 billion and $1.1 billion, respectively, in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to June 30, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$1,882
2020	539,245
2021	251,518
2022	2,280
2023	2,641
Thereafter	528,239
$1,325,805

The Company’s mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. Except for the SunTrust Bank III mortgage note payable, where the Company is in the process of curing a technical default relating to an operating covenant, as of June 30, 2019, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
Net Lease Mortgage Notes
On May 30, 2019, subsidiaries of the Company completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes (the “Net Lease Mortgage Notes”), in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Net Lease Mortgage Notes have been issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross collaterized with the current Net Lease Mortgage Notes.
The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poors comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2029 and an interest rate of 4.46%. The Class A-1 Net Lease Mortgage Notes pay interest and principal amortization payments until the applicable anticipated repayment date. The Class A-2 Net Lease Mortgage Notes are interest-only until June 2020, following which principal amortization payments are also required until the applicable anticipated repayment date. The Net Lease Mortgage Notes are collectively currently amortizing at a rate of approximately 0.5% per annum. The Net Lease Mortgage Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. If any class of Net Lease Mortgage Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Net Lease Mortgage Notes. The Net Lease Mortgage Notes have a rated final payment date in May 2049.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The collateral pool for the Net Lease Mortgage Notes is comprised of 202 of the Company’s double- and triple-net leased single tenant properties that were transferred to the subsidiaries of the Company in connection with the issuance of the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. A total of $29.9 million of the indebtedness that was repaid was secured by mortgages on 39 individual properties and $175.0 million was outstanding under the Credit Facility. A total of 153 of the Company’s properties that now serve as part of the collateral pool for the Net Lease Mortgage Notes were removed from the borrowing base under the Credit Facility in connection with this repayment and ten recently acquired properties were also added to the collateral pool securing the Net Lease Mortgage Notes.
The subsidiaries of the Company may release or exchange properties from the collateral pool securing the Net Lease Mortgage Notes subject to various terms and conditions, including paying any applicable make-whole premium and limiting the total value of properties released or exchanged to not more than 35% of the aggregate collateral value. These conditions, including the make-whole premium, do not apply under certain circumstances, including a prepayment in an aggregate amount of up to 35% of the initial principal balance if the prepayment is funded with proceeds from qualifying deleveraging events, such as a firm commitment underwritten registered public equity offering by the Company that generates at least $75.0 million in net proceeds, that occur following June 2021.
The Net Lease Mortgage Notes benefit from two debt service coverage ratio tests. If the monthly debt service coverage ratio falls below 1.30x and is not cured, cash flow that would be available to pay certain subordinated expenses or be released to the Company will instead be deposited into a reserve account. If the three month average debt service coverage ratio falls below 1.20x and is not cured, all remaining cash flow after payments of interest on the Net Lease Mortgage Notes will be applied to pay principal on the Net Lease Mortgage Notes (first on the Class A-1 Net Lease Mortgage Notes and then on the Class A-2 Net Lease Mortgage Notes).
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
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of June 30, 2019, as discussed above, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2019, exclusive of the $2.7 million in letters of credit posted, the Company had a total borrowing capacity under the Credit Facility of $314.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $257.7 million was outstanding under the Credit Facility as of June 30, 2019 and $56.4 million remained available for future borrowings. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments, and would be required to have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility is interest-only. Upon the Listing, the maturity date of the Credit Facility was automatically extended from April 26, 2020 to April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of June 30, 2019 and December 31, 2018, the weighted-average interest rate under the Credit Facility was 4.55% and 4.12%, respectively.
The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of June 30, 2019, the Company was in compliance with the operating and financial covenants under the Credit Facility.
Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters subject to two limited exceptions. The Company has elected to rely on both exceptions during 2019. First, the Company exercised its one-time right to elect to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of Modified FFO for each of three consecutive fiscal quarters, and the Company relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 but subsequently revoked its election and did not rely on this exception for the quarter ended June 30, 2019. Next, the Company exercised its one-time right to elect to reset the look-back period such that (i) for the quarter ended June 30, 2019, the Company may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ending September 30, 2019, the Company may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, and (iii) for the three-quarter period ending December 31, 2019, the Company may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters. As a result, commencing with the quarter ending March 31, 2020, the Company will again not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters and will not be able to rely on either exception again without seeking consent from the lenders under the Credit Facility. There is no assurance that the lenders would consent or that the Company will generate cash flows and Modified FFO in an amount sufficient to pay dividends on the outstanding equity securities including the Series A Preferred Stock and comply with the Credit Facility. Doing so depends, in part, on the Company’s ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance the Company will complete pending or future acquisitions. If the Company is not able to increase the amount of cash it has available to pay dividends, including through additional cash flows the Company expects to generate from completing acquisitions, the Company’s ability to comply with the Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, the Company may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019 and 2018.
Financial instruments measured at fair value on a recurring basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company did not have any derivative instruments outstanding as of June 30, 2019 (see Note 7 — Derivatives and Hedging Activities for additional information).

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Interest rate “Pay - Fixed” swaps - liabilities	—	(531)	—	(531)
Total	$—	$(531)	$—	$(531)

Real Estate Investments measured at fair value on a non-recurring basis
Real Estate Investments - Held for Sale
The Company had impaired real estate investments held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2019 and December 31, 2018. Impaired real estate investments held for sale were valued using the sale price from the applicable PSA less costs to sell, which is an observable input. As a result, the Company’s impaired real estate investments held for sale are classified in Level 2 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company also had impaired real estate investments held for use (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company primarily used a market approach to estimate the future cash flows expected to be generated. This approach involved evaluating comparable sales of properties in the same geographic regions as the impaired properties in order to generate an estimated sale price, which is an unobservable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 3 of the fair value hierarchy. For some of the impaired properties, the Company had an executed LOI or PSA to sell the property. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated, which is an observable input. As a result, the impaired properties that the Company evaluated using this approach are classified in Level 2 of the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2019
Impaired real estate investments held for sale	$—	$73	$—	$73
Total	$—	$73	$—	$73

December 31, 2018
Impaired real estate investments held for sale	$—	$42,848	$—	$42,848
Impaired real estate investments held for use	—	7,765	886	8,651
Total	$—	$50,613	$886	$51,499

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Financial Instruments that are not Reported at Fair Value
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are reported in the following table:

		June 30, 2019		December 31, 2018
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable	3	$1,325,805	$1,360,809	$1,200,538	$1,209,364
Credit facilities	3	$257,700	$257,700	$324,700	$324,700

The fair value of gross mortgage notes payable is based on combinations of independent third party estimates and management’s estimates of market interest rates. Advances under the Company’s prior credit facility or the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018. The Company did not have any derivative instruments outstanding as of June 30, 2019 due to the termination of its interest rate swaps after the repayment of certain mortgages during the three months ended June 30, 2019 (see Note 4 — Mortgage Notes Payable, Net for additional information).

(In thousands)	Balance Sheet Location	December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$(531)
Total		$(531)

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Additionally, during the three months ended June 30, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings because it became probable that the hedged forecasted transactions would not occur. This acceleration resulted in a loss of $1.5 million.
As of June 30, 2019 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk. As of December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay Fixed” Swaps	4	$29,887

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives	$(485)	$271	$(979)	$(94)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (1)	$(15)	$(29)	$(36)	$(34)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$82	$—	$82
Total amount of interest expense presented in the consolidated income statements	$21,995	$16,042	$40,435	$32,149

(1) Includes a loss of $1.5 million in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 4 — Mortgage Notes Payable, Net for additional information).
Non-Designated Hedges
As of June 30, 2019 and 2018, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships, therefore no gain or loss was recorded in the three and six months ended June 30, 2019 and 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018. The Company did not have any derivatives outstanding as of June 30, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
As of June 30, 2019, the Company did not have any derivatives in a net liability position.
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2019 and December 31, 2018, the Company had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding.
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
Tender Offers

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock that the Company may implement through open market repurchases or in privately negotiated transaction based on the Company’s board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. As of June 30, 2019, the total of the Company’s remaining availability for future borrowings and cash and cash equivalents was $147.6 million. In accordance with the Credit Facility, if the Company makes any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, the Company would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if the Company decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
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
Under the SRP, repurchases at each semiannual period were limited to a maximum of 2.5% of the weighted-average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted-

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given semiannual period were funded from proceeds received during that same semiannual period through the issuance of common stock pursuant to the Pre-Listing DRIP (as defined herein), as well as any funds reserved by the Company in the sole discretion of the Company’s board of directors. Repurchases were made at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
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
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion to Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion to Class A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the first six months of 2019 and the year ended December 31, 2018 all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by the Company.
Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three and six months ended June 30, 2019, no shares of common stock were issued pursuant to the Post-Listing DRIP and during the three and six months ended June 30, 2018, 486,655 and 990,393 shares of common stock were issued pursuant to the Pre-Listing DRIP, respectively.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. There were no shares sold under the Class A Common Stock ATM Program during the three and six months ended June 30, 2019.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 3,380,000 as authorized shares of its Series A Preferred Stock, as of June 30, 2019, after classifying an additional 2,000,000 shares of the Company’s authorized shares of preferred stock as Series A Preferred Stock in May 2019 in connection with establishing the Series A Preferred Stock ATM Program (as defined below).
Underwriting Offering — Series A Preferred Stock

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On March 26, 2019, the Company completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock, with a liquidation preference of $25.00 per share in an underwritten public offering. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by the Company. On April 10, 2019, the underwriters in the offering exercised their option to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 146,000 shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million. During the three and six months ended June 30, 2019, the Company sold 306,600 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $7.7 million, before commissions paid of approximately $0.1 million and additional issuance costs of approximately $0.1 million.
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
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company leases land in the form of ground lease agreements related to acquisitions under leasehold interest arrangements for eight of its properties with lease durations, including assumed renewals, ranging from 18.5 years to 45.3 years as of June 30, 2019. On January 1, 2019, the Company adopted ASU 2016- 02 and recorded ROU assets and lease liabilities related to these ground leases, which are all considered operating leases under the new standard (see Note 2 - Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of June 30, 2019, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $19.1 million and $19.3 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 29.4 years and a weighted-average discount rate of 7.5% as of June 30, 2019. For the three and six months ended June 30, 2019, the Company paid cash of $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.8 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company did not enter into any additional ground leases during the six months ended June 30, 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table reflects the base cash rental payments due from the Company as of June 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$783
2020	1,499
2021	1,538
2022	1,554
2023	1,555
Thereafter	47,621
Total lease payments	54,550
Less: Effects of discounting	(35,270)
Total present value of lease payments	$19,280

Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time the proposed Merger and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of the Company at the time of the Merger (“Additional Director Defendants”), Nicholas Radesca, the Company’s chief financial officer at the time of the Merger and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2019 or 2018.
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
June 30, 2019
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following a decision on the motions to dismiss in the St. Clair-Hibbard litigation, plaintiffs will have 30 days to file an amended or consolidated complaint in the Consolidated Cases, and the Company will have 45 days from plaintiffs’ filing to respond.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three and six months ended June 30, 2019, the Company incurred legal costs related to the above litigation approximately $0.2 million and $0.5 million, respectively, and $1.1 million and $1.2 million the three and six months ended June 30, 2018, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the three and six months ended June 30, 2019, reimbursements of $0.1 million and $1.9 million, respectively were received and recorded in other income in the consolidated statements of operations. The Company may receive additional reimbursements in the future.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Holders of Class A Units have the right to redeem their Class A Units for the cash value of a corresponding number of shares of Class A common stock or, at the option of the OP, a corresponding number of shares of Class A common stock, in accordance with the Second A&R OP Agreement. Holders of OP Units had similar rights under the A&R OP Agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates including American Finance Special Limited Partner, LLC (the “Special Limited Partner”), were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 8 — Stockholders’ Equity for additional information regarding these transactions.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (of which there were none) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Company incurred $0.1 million and $0.2 million of acquisition expenses and related cost reimbursements for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million for the first year starting February 16, 2017, the effective date of the Third A&R Advisory Agreement, until February 16, 2018; (ii) $22.5 million for the second year starting February 17, 2018 until February 16, 2019; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following a Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the Pre-Listing DRIP (if any) and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from a Specified Transaction) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income (loss), or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur a variable management fee during the three and six months ended June 30, 2019 and 2018.
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
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for the Company’s multi-tenant properties, which are generally anchored, retail properties, such as power centers and lifestyle centers. In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, with the exception of the transition fees described below.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Property Management and Services Agreement - Net Lease Mortgage Notes
In connection with the issuance of the Net Lease Mortgage Notes, subsidiaries of the Company have entered into the Property Management and Servicing Agreement, dated May 30, 2019 (the “PMSA”), with the Property Manager, KeyBank, as back-up property manager, and Citibank, N.A. as indenture trustee. Under the PMSA, the Property Manager is responsible for servicing and administering the properties and leases securing the Net Lease Mortgage Notes under ordinary and special circumstances, and, as the back-up property manager, KeyBank is responsible for, among other things, maintaining current servicing records and systems concerning the assets securing the Net Lease Mortgage Notes in order to enable it to assume the responsibilities of the Property Manager in the event the Property Manager is no longer the property manager and special servicer. Pursuant to the PMSA, the Property Manager may also be required to make reimbursable advances of principal and interest in respect of the Net Lease Mortgage Notes and reimbursable servicing advances in respect of the collateral to preserve and protect value under certain circumstances.
Pursuant to the PMSA, subsidiaries of the Company are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes, except for specially serviced properties. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager expects to retain KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank would provide certain services the Property Manager is required to provide as property manager under the PMSA. Under the PMSA, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the PMSA.
The services provided by the Property Manager with respect to the double- and triple-net leased single tenant properties in the collateral pool and related property management fees are separate and independent from the property management services the Property Manager has provided and will continue to provide with respect to those properties pursuant to the Net lease Property Management Agreement.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the three and six months ended June 30, 2019, the Company incurred $2.4 million and $5.1 million, respectively, of reimbursement expenses for the Advisor providing administrative services, which for the three and six months ended June 30, 2019 included $2.3 million and $4.9 million, respectively, related to salaries, wages, benefits and overhead for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company. During the three and six months ended June 30, 2018, the Company incurred$2.1 million and $4.0 million, respectively, of reimbursement expenses for the Advisor providing administrative services. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln and the reimbursement includes reasonable overhead expenses, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
Pursuant to the Third A&R Advisory Agreement, including prior to Amendment No.2, the Company has been required to reimburse the Advisor for, among other things, reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. Under Amendment No.2, the Company is also required to reimburse the Advisor or its affiliates for the reasonable salaries and wages, benefits and overhead of the Company’s executive officers, except for any executive officer that is also a partner, member or equity owner of AR Global. In addition, pursuant to Amendment No. 2, the aggregate amount of expenses relating to salaries, wages and benefits, including for executive officers and all other employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”), for any fiscal year, is limited to the greater of:
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Summary of fees, expenses and related payables
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2019	2018	2019	2018	June 30, 2019		December 31, 2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$59	$53	$150	$171	$26		$70
Vesting and conversion of Class B Units	—	—	—	—	—		—
Ongoing fees:
Asset management fees to related party	6,335	5,837	12,373	11,446	11		95
Property management and leasing fees (2)	2,628	2,532	5,318	4,605	1,176		1,272
Professional fees and other reimbursements (3)	2,624	2,296	5,494	4,399	(12)	(4)	1,197	(4)
Distributions on Class B Units (3) (5)	—	340	—	678	—		—
Total related party operating fees and reimbursements	$11,646	$11,058	$23,335	$21,299	$1,201		$2,634
______
(1) Amounts for the six months ended June 30, 2019 and 2018 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive income (loss).
(2) Amounts for the six months ended June 30, 2019 and 2018 are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).
(3) Amounts for the six months ended June 30, 2019 and 2018 are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
(4) Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at that time and prior to its bankruptcy filing was under common control with the Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
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

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Credit Facility, BMO Bank. The Listing Note evidences the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which will be calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock will not be determinable until the end of the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Because the conversion of shares of Class B-2 common stock into shares of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Class A common stock occurred on January 9, 2019, the measurement period will be the 30 trading days commencing on July 8, 2019 and ending on August 16, 2019. Until the amount of the Listing Note can be determined, the Listing Note will be considered a liability which will be marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The fair value of the Listing Note at issuance and at June 30, 2019 was zero and was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. If another liquidity event occurs prior to the end of the measurement period, the Listing Note provides for appropriate adjustment to the calculation of the Listing Amount. The Special Limited Partner has the right to receive distributions of Net Sales Proceeds (as defined in the Listing Note), until the Listing Note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation, to convert its entire special limited partnership interest in the OP into Class A Units.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP which, together with the Second A&R OP Agreement, superseded in all respects the general terms of the multi-year outperformance agreement and the amendment and restatement of the limited partnership agreement of the OP previously approved by the Company’s board of directors in April 2015 to be effective upon a listing of the Company’s common stock. On August 30, 2018, the Master LTIP Units automatically converted into 4,496,796 LTIP Units in accordance with its terms. For additional information on the 2018 OPP, see Note 12 — Equity-Based Compensation.
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
Note 12 — Equity-Based Compensation
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
The 2018 Equity Plan succeeded and replaced the existing RSP. Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan, in addition to restricted shares and RSUs which were previously provided for the RSP, permits awards of options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the 2018 Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 Equity Plan.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
The following table reflects the activity of restricted shares for the six months ended June 30, 2019:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2018	136,234	$16.51
Granted	34,588	9.82
Vested	(2,531)	23.68
Forfeited	—	—
Unvested, June 30, 2019	168,291	—

As of June 30, 2019, the Company had $1.6 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 1.7 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $65,000 and $91,000 for the three and six months ended June 30, 2018. Compensation expense related to restricted shares is included in Equity-based compensation on the accompanying consolidated statements of operations and comprehensive income (loss).
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the six months ended June 30, 2019.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units (the “Award LTIP Units”) equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with the early adoption of ASU 2018-07 (see Note 2 — Summary of Significant Accounting Policies), the total fair value of the Award LTIP Units of $32.0 million was calculated and fixed as of the grant date, and will be recorded over the requisite service period of three years. In March 2019, the Company entered into an amendment to the 2018 OPP to reflect a change in the peer group resulting from the merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of Award LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through August 30, 2021.
As a result, during the three and six months ended June 30, 2019, the Company recorded equity-based compensation expense related to the Award LTIP Units of $3.0 million and $5.7 million, respectively, which is recorded in equity-based compensation — multi-year outperformance agreement in the unaudited consolidated statements of operations and comprehensive income (loss). As of June 30, 2019, the Company had $21.5 million of unrecognized compensation expense related the Award LTIP Units which is expected to be recognized over a period of 2.1 years.
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
Half of the Award LTIP Units (the “Relative TSR LTIPs”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR on the Valuation Date exceeds the average TSR of a peer group as of the Valuation Date consisting of Colony Capital, Inc., Lexington Realty Trust, RPT Realty (formerly known as Ramco-Gershenson Properties Trust), Spirit Realty Capital, Inc. and Office Properties Income Trust as follows:

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
Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. For the six months ended June 30, 2019, the Company recorded distributions related to the LTIP Units of $0.2 million, which is recorded in the unaudited consolidated statement of changes in equity. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
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
Director Compensation
Effective on the Listing Date, the Company’s board of directors approved a new director compensation program, which replaced the Company’s existing director compensation program and superseded in all respects the director compensation previously approved by the Company’s board of directors in April 2015. Under the new director compensation program, each of the Company’s directors received a one-time retention grant on September 5, 2018 of 21,234 restricted shares, representing the number of restricted shares equal to the quotient of $340,000 divided by the Initial Share Price, vesting annually over a three-year period commencing on the Listing Date in equal installments. In addition, under the new director compensation program, on a regular basis, each independent director receives an annual cash retainer of $60,000 and, in connection with each of the Company’s annual meetings of stockholders, a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting. Also, members of the Company’s board of directors will no longer be receiving fees for attending meetings or taking actions by written consent. Because the independent directors did not receive an annual grant of restricted shares in connection with the Company’s 2018 annual meeting of stockholders pursuant to the Company’s existing director compensation program, on September 5, 2018 the independent directors received a grant of 5,308 restricted shares pursuant to the new director compensation program, representing the number of restricted shares equal to the quotient of $85,000 divided by the Initial Share price, vesting on the first anniversary of the Listing Date.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2019 and 2018.
Note 13 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Net (loss) income attributable to common stockholders — Basic and Diluted	$7,884	$(12,041)	$4,657	$3,360

Weighted-average shares outstanding — Basic	106,075,741	105,028,459	106,076,162	105,111,959
Unvested restricted shares	145,615	—	140,829	14,483
OP Units	172,921	—	172,921	203,612
Weighted-average shares outstanding — Diluted	106,394,277	105,028,459	106,389,912	105,330,054

Net (loss) income per share attributable to common stockholders — Basic	$0.07	$(0.11)	$0.04	$0.03
Net (loss) income per share attributable to common stockholders — Diluted	$0.07	$(0.11)	$0.04	$0.03

Diluted net income (loss) per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 10 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, Class A Units, Class B Units and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested restricted shares (1)	—	13,455	—	—
Class A Units (2)	—	203,612	—	—
Class B Units (3)	—	1,052,420	—	1,052,420
LTIP Units (4)	4,496,796	—	4,496,796	—
Total	4,496,796	1,269,487	4,496,796	1,052,420

_______

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 169,032 and 9,088 unvested restricted shares outstanding as of June 30, 2019 and 2018, respectively.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 and 203,612 Class A Units outstanding as of June 30, 2019 and 2018, respectively.

(3)	Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of June 30, 2019 and 1,052,420 Class B Units outstanding as of June 30, 2018.

(4)	Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of June 30, 2019 and none outstanding as of June 30, 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the year ended December 31, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2019 because no LTIP Units would have been earned based on the stock price at June 30, 2019. There were no LTIP Units outstanding during the three and six months ended June 30, 2018.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Dispositions
Subsequent to June 30, 2019, the Company sold one property with an aggregate contract sale price of approximately $80 thousand.
Common Stock Dividend Declaration
On July1, 2019, the Company declared a dividend of $0.0916667 (based on the annualized rate of $1.10 per share) on each share of Class A common stock payable on July 15, 2019, August 15, 2019 and September 16, 2019 to holders of record of shares of the Class A common stock at the close of business on July 11, 2019, August 8, 2019 and September 9, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Finance Trust, Inc. and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to American Finance Trust, Inc., a Maryland corporation, including, as required by context, American Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and its subsidiaries. We are externally managed by American Finance Advisors, LLC (our “Advisor”), a Delaware limited liability company.
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

Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of June 30, 2019, we owned 704 properties, comprised of 17.7 million rentable square feet, which were 93.4% leased, including 671 single-tenant net leased commercial properties (633 of which are retail properties) and 33 multi-tenant retail properties.
We are a Maryland corporation, incorporated on January 22, 2013, that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
On July 19, 2018 (the “Listing Date”), we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of June 30, 2019, we had 106.2 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information, see Note 8 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Properties
The following table represents certain additional information about the properties we own at June 30, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	8.8	100.0%
Walgreens I	Jul 2013	1	11	18.3	100.0%
Dollar General II	Jul 2013	2	18	8.9	100.0%
AutoZone I	Jul 2013	1	7	8.1	100.0%
Dollar General III	Jul 2013	5	46	8.9	100.0%
BSFS I	Jul 2013	1	9	4.6	100.0%
Dollar General IV	Jul 2013	2	18	6.7	100.0%
Tractor Supply I	Aug 2013	1	19	8.4	100.0%
Dollar General V	Aug 2013	1	12	8.6	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	7.6	100.0%
Family Dollar I	Aug 2013	1	8	2.0	100.0%
Lowe's I	Aug 2013	5	671	9.9	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	11.0	100.0%
Food Lion I	Aug 2013	1	45	10.3	100.0%
Family Dollar II	Aug 2013	1	8	4.0	100.0%
Walgreens II	Aug 2013	1	14	13.8	100.0%
Dollar General VI	Aug 2013	1	9	6.7	100.0%
Dollar General VII	Aug 2013	1	9	8.8	100.0%
Family Dollar III	Aug 2013	1	8	3.3	100.0%
Chili's I	Aug 2013	2	13	6.4	100.0%
CVS I	Aug 2013	1	10	6.6	100.0%
Joe's Crab Shack I	Aug 2013	1	8	7.8	100.0%
Dollar General VIII	Sep 2013	1	9	9.1	100.0%
Tire Kingdom I	Sep 2013	1	7	5.8	100.0%
AutoZone II	Sep 2013	1	7	3.9	100.0%
Family Dollar IV	Sep 2013	1	8	4.0	100.0%
Fresenius I	Sep 2013	1	6	6.0	100.0%
Dollar General IX	Sep 2013	1	9	5.8	100.0%
Advance Auto I	Sep 2013	1	11	4.0	100.0%
Walgreens III	Sep 2013	1	15	6.8	100.0%
Walgreens IV	Sep 2013	1	14	5.3	100.0%
CVS II	Sep 2013	1	14	17.6	100.0%
Arby's I	Sep 2013	1	3	9.0	100.0%
Dollar General X	Sep 2013	1	9	8.8	100.0%
AmeriCold I	Sep 2013	9	1,407	8.2	100.0%
Home Depot I	Sep 2013	2	1,315	7.6	100.0%
New Breed Logistics I	Sep 2013	1	390	2.3	100.0%
SunTrust Bank I	Sep 2013	19	102	8.9	100.0%
National Tire & Battery I	Sep 2013	1	11	4.4	100.0%
Circle K I	Sep 2013	19	55	9.3	100.0%
Walgreens V	Sep 2013	1	14	8.2	100.0%
Walgreens VI	Sep 2013	1	15	9.8	100.0%
FedEx Ground I	Sep 2013	1	22	3.9	100.0%
Walgreens VII	Sep 2013	8	113	10.0	100.0%
O'Charley's I	Sep 2013	20	136	12.3	100.0%
Krystal I	Sep 2013	6	13	10.2	100.0%
1st Constitution Bancorp I	Sep 2013	1	5	4.6	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
American Tire Distributors I	Sep 2013	1	125	4.6	100.0%
Tractor Supply II	Oct 2013	1	24	4.3	100.0%
United Healthcare I	Oct 2013	1	400	2.0	100.0%
National Tire & Battery II	Oct 2013	1	7	12.9	100.0%
Tractor Supply III	Oct 2013	1	19	8.8	100.0%
Mattress Firm II	Oct 2013	1	4	10.3	100.0%
Dollar General XI	Oct 2013	1	9	7.8	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	3.8	100.0%
Amazon I	Oct 2013	1	79	4.1	100.0%
Fresenius II	Oct 2013	2	16	8.1	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	9.5	100.0%
Dollar General XIII	Nov 2013	1	9	6.8	100.0%
Advance Auto II	Nov 2013	2	14	3.9	100.0%
FedEx Ground II	Nov 2013	1	49	4.1	100.0%
Burger King I	Nov 2013	41	168	14.4	100.0%
Dollar General XIV	Nov 2013	3	27	8.9	100.0%
Dollar General XV	Nov 2013	1	9	9.3	100.0%
FedEx Ground III	Nov 2013	1	24	4.2	100.0%
Dollar General XVI	Nov 2013	1	9	6.4	100.0%
Family Dollar V	Nov 2013	1	8	3.8	100.0%
CVS III	Dec 2013	1	11	4.6	100.0%
Mattress Firm III	Dec 2013	1	5	9.0	100.0%
Arby's II	Dec 2013	1	3	8.8	100.0%
Family Dollar VI	Dec 2013	2	17	4.6	100.0%
SAAB Sensis I	Dec 2013	1	91	5.8	100.0%
Citizens Bank I	Dec 2013	9	35	4.5	100.0%
SunTrust Bank II	Jan 2014	19	94	9.3	100.0%
Mattress Firm IV	Jan 2014	1	5	5.2	100.0%
FedEx Ground IV	Jan 2014	1	59	4.0	100.0%
Mattress Firm V	Jan 2014	1	6	4.3	100.0%
Family Dollar VII	Feb 2014	1	8	5.0	100.0%
Aaron's I	Feb 2014	1	8	4.2	100.0%
AutoZone III	Feb 2014	1	7	3.8	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	3.0	100.0%
Advance Auto III	Feb 2014	1	6	5.2	100.0%
Family Dollar VIII	Mar 2014	3	25	4.1	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	8.8	100.0%
SunTrust Bank III	Mar 2014	82	478	10.4	89.0%
SunTrust Bank IV	Mar 2014	13	75	10.7	100.0%
Dollar General XVIII	Mar 2014	1	9	8.8	100.0%
Sanofi US I	Mar 2014	1	737	13.5	100.0%
Family Dollar IX	Apr 2014	1	8	4.8	100.0%
Stop & Shop I	May 2014	7	492	7.5	100.0%
Bi-Lo I	May 2014	1	56	6.5	100.0%
Dollar General XIX	May 2014	1	12	9.2	100.0%
Dollar General XX	May 2014	5	49	7.8	100.0%
Dollar General XXI	May 2014	1	9	9.2	100.0%
Dollar General XXII	May 2014	1	11	7.8	100.0%
FedEx Ground V	Feb 2016	1	46	6.1	100.0%
FedEx Ground VI	Feb 2016	1	121	6.2	100.0%
FedEx Ground VII	Feb 2016	1	42	6.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VIII	Feb 2016	1	79	6.3	100.0%
Liberty Crossing	Feb 2017	1	106	4.3	90.9%
San Pedro Crossing	Feb 2017	1	202	3.5	59.9%
Tiffany Springs MarketCenter	Feb 2017	1	265	5.9	87.6%
The Streets of West Chester	Feb 2017	1	237	9.7	93.8%
Prairie Towne Center	Feb 2017	1	289	3.9	40.8%
Southway Shopping Center	Feb 2017	1	182	3.8	88.5%
Stirling Slidell Centre	Feb 2017	1	134	3.1	48.5%
Northwoods Marketplace	Feb 2017	1	236	2.8	96.5%
Centennial Plaza	Feb 2017	1	234	4.2	77.8%
Northlake Commons	Feb 2017	1	109	2.6	86.6%
Shops at Shelby Crossing	Feb 2017	1	236	3.5	97.6%
Shoppes of West Melbourne	Feb 2017	1	144	2.9	97.3%
The Centrum	Feb 2017	1	271	4.9	58.4%
Shoppes at Wyomissing	Feb 2017	1	103	3.0	89.4%
Southroads Shopping Center	Feb 2017	1	438	4.2	71.2%
Parkside Shopping Center	Feb 2017	1	182	4.1	96.1%
Colonial Landing	Feb 2017	1	264	5.8	81.9%
The Shops at West End	Feb 2017	1	382	7.5	73.0%
Township Marketplace	Feb 2017	1	299	3.9	86.5%
Cross Pointe Centre	Feb 2017	1	226	9.6	100.0%
Towne Centre Plaza	Feb 2017	1	94	3.8	100.0%
Village at Quail Springs	Feb 2017	1	100	7.9	100.0%
Pine Ridge Plaza	Feb 2017	1	239	3.6	97.5%
Bison Hollow	Feb 2017	1	135	4.4	100.0%
Jefferson Commons	Feb 2017	1	206	7.1	93.7%
Northpark Center	Feb 2017	1	318	5.5	99.2%
Anderson Station	Feb 2017	1	244	4.0	99.5%
Patton Creek	Feb 2017	1	491	3.7	85.9%
North Lakeland Plaza	Feb 2017	1	171	1.2	96.3%
Riverbend Marketplace	Feb 2017	1	143	4.6	91.6%
Montecito Crossing	Feb 2017	1	180	3.6	92.9%
Best on the Boulevard	Feb 2017	1	205	3.9	91.0%
Shops at RiverGate South	Feb 2017	1	141	6.3	100.0%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	72	10.1	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	5.6	100.0%
Bob Evans I	Apr 2017	23	117	17.8	100.0%
FedEx Ground IX	May 2017	1	54	6.9	100.0%
Chili's II	May 2017	1	6	8.3	100.0%
Sonic Drive In I	Jun 2017	2	3	13.0	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	10.1	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	10.3	100.0%
FedEx Ground X	Jul 2017	1	142	8.0	100.0%
Chili's III	Aug 2017	1	6	8.3	100.0%
FedEx Ground XI	Sep 2017	1	29	8.0	100.0%
Hardee's I	Sep 2017	4	13	18.3	100.0%
Tractor Supply IV	Oct 2017	2	51	7.4	100.0%
Circle K II	Nov 2017	6	20	18.0	100.0%
Sonic Drive In II	Nov 2017	20	31	18.4	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	11.0	100.0%
Sonny's BBQ I	Jan 2018	3	19	14.6	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Mountain Express I	Jan 2018	9	30	18.5	100.0%
Kum & Go I	Feb 2018	1	5	8.9	100.0%
DaVita I	Feb 2018	2	13	6.7	100.0%
White Oak I	Mar 2018	9	22	18.8	100.0%
Mountain Express II	Jun 2018	15	59	18.8	100.0%
Dialysis I	Jul 2018	7	65	8.9	100.0%
Children of America I	Aug 2018	2	33	14.2	79.7%
Burger King II	Aug 2018	1	3	14.2	100.0%
White Oak II	Aug 2018	9	18	18.4	100.0%
Bob Evans II	Aug 2018	22	112	17.8	100.0%
Mountain Express III	Sep 2018	14	47	19.1	100.0%
Taco John's	Sep 2018	7	15	14.3	100.0%
White Oak III	Oct 2018	1	4	19.4	100.0%
DaVita II	Oct 2018	1	10	8.2	100.0%
Pizza Hut I	Oct 2018	9	23	14.3	100.0%
Little Caesars I	Dec 2018	11	19	19.5	100.0%
Caliber Collision I	Dec 2018	3	48	12.8	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	12.2	100.0%
Fresenius III	Jan 2019	6	44	7.9	100.0%
Pizza Hut II	Jan 2019	31	90	19.6	100.0%
Mountain Express IV	Feb 2019	8	28	19.6	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	19.7	93.6%
Fresenius IV	Mar 2019	1	9	12.4	100.0%
Mountain Express VI	Jun 2019	1	3	19.6	100.0%
IMTAA	May 2019	11	37	19.9	100.0%
Pizza Hut III	May 2019; Jun 2019	13	45	19.9	100.0%
Fresenius V	Jun 2019	2	19	12.9	100.0%
Fresenius VI	Jun 2019	1	10	7.5	100.0%
Fresenius VII	Jun 2019	3	59	11.2	50.1%
		704	17,674	9.0	93.4%
________

(1)	Remaining lease term in years as of June 30, 2019. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes certain of the two properties leased to SunTrust Banks, Inc. (“SunTrust”) which were unoccupied as of June 30, 2019. As of June 30, 2019, these properties were either being marketed for sale, subject to a non-binding letter of intent (“LOI”) or subject to a definitive purchase and sale agreement (“PSA”). There can be no guarantee that these properties will be sold on the terms contemplated by any applicable LOI or PSA, or at all. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
There were 502 properties that we owned for the entirety of both the three months ended June 30, 2019 and 2018 (our “Three Month Same Store”) that were 93.2% leased as of June 30, 2019. From April 1, 2018 through June 30, 2019, we acquired 202 properties (our “Acquisitions Since April 1, 2018’’) that were 100.0% leased as of June 30, 2019. From April 1, 2018 through June 30, 2019, we sold 56 properties (our “Disposals Since April 1, 2018’’).

The following table summarizes our leasing activity during the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	9	73,950	$—	$1,091	$722	$9.76
Lease renewals/amendments (2)	27	202,235	2,635	2,761	211	$1.04
Lease terminations (3)	(8)	(44,792)	762	—	—	$—
______

(1)	Rental income on a straight-line basis.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended June 30, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended June 30, 2019.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $7.9 million for the three months ended June 30, 2019, as compared to net loss attributable to common stock holders of $12.0 million for the three months ended June 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive income (loss) in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$71,744	$66,443	$5,301	$7,397	$109	$7,288	$(32)	$4,556	$(4,588)	$79,109	$71,108	$8,001
Less: Property operating	12,751	12,530	221	367	—	367	19	627	(608)	13,137	13,157	(20)
NOI	$58,993	$53,913	$5,080	$7,030	$109	$6,921	$(51)	$3,929	$(3,980)	$65,972	$57,951	$8,021
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
Revenue from Tenants
Revenue from tenants increased $8.0 million to $79.1 million for the three months ended June 30, 2019, compared to $71.1 million for the three months ended June 30, 2018. This increase was due to a $5.3 million increase in our Three Month Same Store properties and incremental income from our Acquisitions Since April 1, 2018 of approximately $7.3 million, partially offset by a decrease of $4.6 million from our Disposals Since April 1, 2018. The increase in our Three Month Same Store Revenue from tenants was impacted by the recording of a termination fee, net of related adjustments, as a result of our entering into a termination agreement with a tenant at one of our multi-tenant properties. The termination agreement required the tenant to pay us a termination fee of $8.0 million. As a result, we recorded termination income, net, of $7.6 million in Revenue from tenants during the three months ended June 30, 2019. We have entered into multiple leases to replace the tenant, with payment of rent on these replacement leases expected to commence during the quarters ending June 30, 2020 and September 30, 2020. We also estimate we will be required to fund an estimated $6.6 million in buildout costs for these tenants, which are expected to be completed by February 2020.
Property Operating Expenses
Property operating expenses decreased $20,000 to $13.1 million for the three months ended June 30, 2019 compared to $13.2 million for the three months ended June 30, 2018. This decrease was primarily driven by a decrease of $0.6 million due to our Disposals Since April 1, 2018, partially offset by a $0.2 million increase in our Three Month Same Store properties.

Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor, which include a fixed base management fee and a variable base management fee, increased $0.5 million to $6.3 million for the three months ended June 30, 2019, compared to $5.8 million for the three months ended June 30, 2018. We pay these fees to the Advisor for managing our day-to-day operations. The fixed portion of the base management fee (i) was $21.0 million annually from February 16, 2017 until February 16, 2018, (ii) was $22.5 million annually from February 17, 2018 to February 16, 2019, and (iii) is $24.0 million annually for the remainder of the term. From and after February 16, 2017, the variable portion of the base management fee is payable monthly in an amount equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us, (including certain convertible debt, proceeds from the Post-Listing DRIP (if any) and any cumulative Core Earnings (as defined in Note 10 - Related Party Transactions and Arrangements) in excess of dividends paid on Class A common stock but excluding equity based compensation and proceeds from a Specified Transaction) (as defined in Note 10 - Related Party Transactions and Arrangements)).
In addition, under the Third A&R Advisory Agreement, we are required to pay the Advisor a variable management fee. We did not incur any variable management fees during the three months ended June 30, 2019 and 2018. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recognized $4 thousand of impairment charges during the three months ended June 30, 2019, which were recorded upon reclassification of properties to assets held for sale during the quarter ended June 30, 2019, to adjust the properties to their fair value less estimated cost of disposal.
We recognized $8.6 million of impairment charges during the three months ended June 30, 2018. This amount is comprised of impairment charges of $8.5 million related to properties classified as held for use as of June 30, 2018, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value. The remaining $14,240 of impairment charges were recorded upon reclassification of properties to assets held for sale during the quarter ended June 30, 2018, to adjust the properties to their fair value less estimated cost of disposal.
See Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $0.5 million to $1.9 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018. The decrease was due to lower litigation costs, partially offset by higher prepayment charges on mortgages related to our dispositions in the second quarter of 2019, as compared to the prior year quarter. The prepayment charges on mortgages were $1.6 million and $1.2 million during the three month periods ended June 30, 2019 and 2018, respectively.
Equity-Based Compensation
During the three months ended June 30, 2019, we recorded non-cash equity-based compensation expense of $3.3 million relating to restricted shares and a multi-year outperformance agreement with the Advisor, effective at the Listing (the “2018 OPP”) under which a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. Since the LTIP Units were issued in the third quarter of 2018, there was no related expense in the three months ended June 30, 2018. For additional details on the 2018 OPP, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense increased $1.1 million to $6.4 million for the three months ended June 30, 2019, compared to $5.4 million for the three months ended June 30, 2018. The increase was due to higher legal and professional fees, and general and administrative expense reimbursements to our Advisor, which increased $0.3 million to $2.6 million for three months ended June 30, 2019, compared to $2.3 million for the three months ended June 30, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $4.5 million to $30.9 million for the three months ended June 30, 2019, compared to $35.4 million for the three months ended June 30, 2018. The decrease was primarily due to a decrease of $4.8 million related to our Three Month Same Store properties and a decrease of $2.1 million from our Disposals Since April 1, 2018. These decreases were partially offset by an increase of $2.4 million as a result of the Acquisitions Since April 1, 2018. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Goodwill Impairment
During the three months ended June 30, 2019, we fully impaired the $1.6 million of goodwill recorded in connection with the completion of the merger (the “Merger”) between us and American Realty Capital–Retail Centers of America, Inc. (“RCA”) in February 2017, as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of the our real estate and market-based factors.
Interest Expense
Interest expense increased $6.0 million to $22.0 million for the three months ended June 30, 2019, compared to $16.0 million for the three months ended June 30, 2018. This increase is primarily related to higher average balance on our revolving Credit Facility when compared to our prior revolving unsecured corporate credit facility (the “Prior Credit Facility”), which was repaid with the proceeds from our Credit Facility in May 2018 which resulted in higher interest expense in the amount of $2.8 million and higher deferred financing costs amortization of $1.6 million due to write-off on repaid mortgage loans and new mortgage loans issued. As of June 30, 2018, $132.3 million was outstanding under our Credit Facility, and as of June 30, 2019, $257.7 million was outstanding under our Credit Facility. Also contributing to the higher interest expense was a higher weighted-average interest rate on our Credit Facility and mortgage notes payable. For the three months ended June 30, 2019 and 2018, the weighted-average interest rates on our Credit Facility were 4.55% and 3.91%, respectively, and the weighted average interest rates on our mortgage notes payable were 4.55% and 4.65%, respectively. Additionally, the increase is due to $1.5 million recorded during the three months ended June 30, 2019 as a result of the termination of interest rate swaps after repayment of certain mortgages.
Other (Expense) Income
Other (expense) income was income of $0.6 million for the three months ended June 30, 2019, compared to income of $38,000 for the three months ended June 30, 2018. The increase was primarily due to insurance reimbursements related to litigation arising out of the Merger and claims on property damage.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2019, we sold ten properties which resulted in gains on sale. These properties sold for an aggregate contract price of $93.6 million, resulting in aggregate gains on sale of $14.4 million. During the three months ended June 30, 2018, we sold 13 properties for an aggregate contract price of $24.0 million, resulting in aggregate gains on sale of $3.6 million.
Comparison of the Six Months Ended June 30, 2019 and 2018
There were 478 properties that we owned for the entirety of both the six months ended June 30, 2019 and 2018 (our “Six Month Same Store”), that were 93.2% leased as of June 30, 2019. Additionally, during 2018 and the first two quarters of 2019, we acquired 226 properties (our “Acquisitions Since January 1, 2018”), that were 100% leased as of June 30, 2019. During 2018 and the first two quarters of 2019, we sold 62 properties (our “Disposals Since January 1, 2018”).
The following table summarizes our leasing activity during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	13	82,994	$—	$1,255	$751	$9.05
Lease renewals/amendments (2)	57	424,109	6,028	6,008	377	$0.89
Lease terminations (3)	(12)	(219,732)	2,112	—	—	$—
________

(1)	Rental income on a straight-line basis

(2)
New leases reflect leases in which a new tenant took possession of the space during the six months ended June 30, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the six months ended June 30, 2019.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to stockholders increased $1.3 million to $4.7 million for the six months ended June 30, 2019 from $3.4 million for the six months ended June 30, 2018. The change in net income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.

Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$133,902	$129,510	$4,392	$14,566	$1,582	$12,984	$2,182	$10,135	$(7,953)	$150,650	$141,227	$9,423
Less: Property operating	25,449	25,130	319	476	3	473	48	1,379	(1,331)	25,973	26,512	(539)
NOI	$108,453	$104,380	$4,073	$14,090	$1,579	$12,511	$2,134	$8,756	$(6,622)	$124,677	$114,715	$9,962
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
Revenue from Tenants
Revenue from tenants increased $9.4 million to $150.7 million for the six months ended June 30, 2019, compared to $141.2 million for the six months ended June 30, 2018. This increase was due to incremental income from our Acquisitions Since January 1, 2018 of approximately $13.0 million and an increase from our Six Month Same Store properties of $4.4 million, partially offset by a decrease of $8.0 million from our Disposals Since January 1, 2018. The increase in our Six Month Same Store Revenue from tenants was impacted by the recording of a termination fee, net of related adjustments, as a result of us entering into a termination agreement with a tenant at one of its multi-tenant properties. The termination agreement required the tenant to pay us a termination fee of approximately $8.0 million. As a result we recorded termination income, net, of $7.6 million Revenue from tenants during the six months ended June 30, 2019. We have entered into multiple leases to replace the tenant, with payment of rent on these replacement leases expected to commence during the quarters ending June 30, 2020 and September 30, 2020. We also estimate we will be required to fund an estimated $6.6 million in buildout costs for these tenants, which are expected to be completed by February 2020.
Property Operating Expenses
Property operating expense decreased $0.5 million to $26.0 million for the six months ended June 30, 2019, compared to $26.5 million for the six months ended June 30, 2018. This decrease was primarily driven by a decrease of $1.3 million from our Disposals Since January 1, 2018, partially offset by an increase of $0.5 million from our Acquisitions Since January 1, 2018 and an increase of $0.3 million from our Six Month Same Store properties.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.0 million to $12.4 million for the six months ended June 30, 2019, compared to $11.4 million for the six months ended June 30, 2018 (see “Quarterly Results of Operations” above and Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.)
Impairment Charges
We incurred $0.8 million of impairment charges during the six months ended June 30, 2019, of which $0.6 million related to one property classified as held for use June 30, 2019, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.2 million of impairment charges were recorded upon reclassification of properties to assets held for sale during the six months ended June 30, 2019, to adjust the properties to their fair value less estimated cost of disposal.
We recognized $8.9 million of impairment charges during the six months ended June 30, 2018, the majority of which related to two multi-tenant properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value.
See Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on impairment charges.

Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $1.7 million to $2.7 million for the six months ended June 30, 2019, compared to $4.4 million for the six months ended June 30, 2018. The decrease was due to lower litigation costs, partially offset by higher prepayment charges on mortgages related to our dispositions during the first six months of 2019, as compared to the prior year period. The prepayment charges on mortgages were $2.0 million and $3.0 million during the six month periods ended June 30, 2019 and 2018, respectively.
Equity-Based Compensation
During the six months ended June 30, 2019, we recorded non-cash equity-based compensation expense of $6.3 million relating to restricted shares and the 2018 OPP. Since the LTIP Units were issued in the third quarter of 2018, there was no expense related to the 2018 OPP recorded in the six months ended June 30, 2018. For additional details on the 2018 OPP, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense increased $1.7 million to $12.5 million for the six months ended June 30, 2019, compared to $10.8 million for the six months ended June 30, 2018. The increase was due to higher legal fees, transfer agent fees and general and administrative expense reimbursements to our Advisor, which increased $1.0 million to $5.5 million for six months ended June 30, 2019, compared to $4.4 million for the six months ended June 30, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $8.9 million to $63.0 million for the six months ended June 30, 2019, compared to $71.9 million for the six months ended June 30, 2018. Depreciation and amortization expense was impacted by decreases of $4.8 million from our Disposals Since January 1, 2018 and $8.4 million from our Six Month Same Store properties, partially offset by an increase of $4.3 million related to our Acquisitions Since January 1, 2018. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Goodwill Impairment
During the six months ended June 30, 2019, fully impaired the $1.6 million of goodwill recorded in connection with the completion of the Merger as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of the our real estate and market-based factors.
Other (Expense) Income
Other (expense) income was income of $3.2 million for the six months ended June 30, 2019, compared to income of $0.1 million for the six months ended June 30, 2018. The increase was primarily due to insurance reimbursements related to litigation arising out of the Merger and claims on property damage.
Interest Expense
Interest expense increased $8.3 million to $40.4 million for the six months ended June 30, 2019, compared to $32.1 million for the six months ended June 30, 2018. This increase is primarily related to higher average balance on our revolving Credit Facility when compared to our Prior Credit Facility, which was repaid with the proceeds from our Credit Facility in May 2018 which resulted in higher interest expense in the amount of $5.2 million and $1.5 million of higher deferred financing costs amortization as a result of new mortgage notes issued and write-offs resulting from repaid mortgage notes. As of June 30, 2018, $132.3 million was outstanding under our Credit Facility, and as of June 30, 2019, $257.7 million was outstanding under our Credit Facility. Also contributing to the higher interest expense was a higher weighted-average interest rate on our Credit Facility and mortgage notes payable. As of June 30, 2019 and 2018, the weighted-average interest rates on our Credit Facility was 4.55% and 3.91%, respectively, and the weighted-average interest rate on our mortgage notes payable were 4.55% and 4.65%, respectively. Additionally, the increase is due to $1.5 million recorded during the three months ended June 30, 2019 as a result of the termination of interest rate swaps after repayment of certain mortgages.
Gain on Sale of Real Estate Investments
During the six months ended June 30, 2019, we sold 18 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $108.8 million, resulting in aggregate gains on sale of $17.2 million. During the six months ended June 30, 2018, we sold 19 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $86.8 million, resulting in aggregate gains on sale of $28.3 million.

Cash Flows from Operating Activities
Our cash flows from operating activities was $51.6 million during the six months ended June 30, 2019 and consisted of net income of $5.3 million, adjusted for non-cash items of $53.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, the increase in the straight-line rent receivable, net, of $2.8 million, the increase in deferred rent of $5.3 million and the decrease in accounts payable and accrued expenses of $1.6 million were partially offset by a decrease in prepaid expenses and other assets of $0.3 million
Cash flows from operating activities was $56.8 million during the six months ended June 30, 2018 and consisted of net income of $3.4 million, adjusted for non-cash items of $49.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, the decrease in prepaid and other expenses of $1.3 million, the increase in accounts payable and accrued expenses of $3.3 million and the increase in deferred rent of $0.7 million were partially offset by an increase in the straight-line rent receivable of $4.8 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the six months ended June 30, 2019 of $164.7 million consisted primarily of cash paid for investments in real estate and other assets of $184.4 million, capital expenditures of $5.8 million and deposits for real estate acquisitions of $17.9 million, partially offset by cash received from the sale of real estate investments of $22.6 million and deposits for real estate dispositions of $20.9 million.
The net cash used in investing activities during the six months ended June 30, 2018 of $53.5 million consisted primarily of cash paid for investments in real estate and other assets of $71.9 million and capital expenditures of $2.9 million, partially offset by proceeds received from the sale of real estate investments of $21.7 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $113.0 million during the six months ended June 30, 2019 consisted primarily of proceeds received from mortgage notes payable (net of principal repayments) of $210.7 million and net proceeds received from the issuance of Series A Preferred Stock of $40.2 million, partially offset by net repayments on our Credit Facility of $67.0 million, cash dividends of $58.5 million, payments of financing costs of $9.8 million and prepayment charges on mortgages of $2.0 million.
The net cash used in financing activities of $52.0 million during the six months ended June 30, 2018 consisted primarily of payments on our Credit Facility of $95.0 million, common stock repurchases of $19.8 million, cash distributions of $44.9 million, payments of deferred financing costs of $5.5 million, payments of mortgage notes payable of $46.0 million and payments of prepayment costs on mortgages of $3.0 million. These financing cash outflows were partially offset by proceeds from our Credit Facility of $132.3 million and proceeds from mortgage notes payable of $29.9 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our Class A Common Stock ATM Program our Series A Preferred Stock ATM Program or other offerings of debt or equity securities. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $91.2 million and $91.5 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of June 30, 2019, we had $1.3 billion of mortgage notes payable outstanding and $257.7 million outstanding under our Credit Facility. On May 30, 2019, we completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes (the “Net Lease Mortgage Notes”) (see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of June 30, 2019, our net debt to gross asset value ratio was 39%. Net debt is calculated as the total principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums, net) less cash and cash equivalents. Gross asset value is defined as total carrying value of our assets plus accumulated depreciation and amortization. During the six months ended June 30, 2019, the weighted-average interest rate on the mortgage notes payable and Credit Facility was 4.55% and 4.55%, respectively. Based on debt outstanding as of June 30, 2019, future anticipated principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $1.9 million and $539.2 million, respectively.

As of June 30, 2019, we had $3.6 billion in gross real estate assets, at carrying value, and we had pledged $2.5 billion in gross real estate assets, at carrying value, as collateral for our mortgage notes payable. In addition, $0.8 billion in gross real estate investments were included in the unencumbered asset pool comprising the borrowing base under our Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under our Credit Facility.
Net Lease Mortgage Notes
On May 30, 2019, certain of our subsidiaries completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poors comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2029 and an interest rate of 4.46% (see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
The collateral pool for the Net Lease Mortgage Notes is comprised of 202 of our double- and triple-net leased single tenant properties that were transferred to the subsidiaries of ours in connection with the issuance of the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to us for general corporate purposes, including to fund acquisitions. A total of $29.9 million of the indebtedness that was repaid was secured by mortgages on 39 individual properties and $175.0 million was outstanding under our Credit Facility. A total of 153 of our properties that now serve as part of the collateral pool for the Net Lease Mortgage Notes were removed from the borrowing base under our Credit Facility in connection with this repayment and ten recently acquired properties were also added to the collateral pool securing the Net Lease Mortgage Notes.
Credit Facility - Terms and Capacity
On April 26, 2018, we repaid the Prior Credit Facility and entered into our Credit Facility, which provides for commitments for aggregate revolving loan borrowings. Our Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under our Credit Facility may be increased from the initial level of $415.0 million by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of June 30, 2019, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under our Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2019, exclusive of the $2.7 million in letters of credit posted, we had a total borrowing capacity under our Credit Facility of $314.1 million based on the value of the borrowing base under our Credit Facility. Of this amount, $257.7 million was outstanding under our Credit Facility as of June 30, 2019 and $56.4 million remained available for future borrowings. As of December 31, 2018, $324.7 million was outstanding under our Credit Facility.
Our Credit Facility is interest-only. Upon the Listing, the maturity date of our Credit Facility was automatically extended from April 26, 2020 to April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year, to April 26, 2023. Borrowings under our Credit Facility bear interest at either (i) the Base Rate (as defined in our Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Acquisitions and Dispositions — Three and Six Months Ended June 30, 2019
One of our primary uses of cash during the three and six months ended June 30, 2019 was for acquisitions of properties.
During the six months ended June 30, 2019, we acquired 96 properties for an aggregate purchase price of $184.4 million, including capitalized acquisition costs. The acquisitions of 32 of these properties for $70.1 million, including capitalized acquisitions costs, was completed during the three months ended June 30, 2019. These acquisitions were funded through a combination of draws on the Credit Facility, proceeds from dispositions of properties (see below), proceeds from the Net Lease Mortgage Notes and available cash on hand.

During the six months ended June 30, 2019, we sold 18 properties, for an aggregate contract price of $108.8 million, excluding disposition related costs, of which ten properties were sold during the three months ended June 30, 2019 for an aggregate contract price of $93.6 million, excluding disposition related costs. In connection with sales made during the six months ended June 30, 2019, we repaid $85.5 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $22.6 million. In connection with sales made during the three months ended June 30, 2019, $73.9 million was used to repay related debt and net proceeds from these dispositions were $19.5 million
Acquisitions and Dispositions — Subsequent to June 30, 2019
Subsequent to June 30, 2019, and through July 15, 2019, we acquired no additional properties. We have entered into PSAs to acquire an additional 12 properties for an aggregate contract purchase price of approximately $18.6 million and LOIs to acquire an additional nine properties for approximately $19.8 million. The PSAs are subject to conditions, and the LOIs are non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using available cash on hand, proceeds from future dispositions of properties, proceeds from borrowings (including mortgage borrowings and borrowings under our Credit Facility) and net proceeds received from our Class A Common Stock ATM Program and Series A Preferred Stock ATM Program to pay the consideration required to complete these acquisitions.
Subsequent to June 30, 2019, and through July 15, 2019, we sold one property with an aggregate contract sale price of approximately $0.1 million. We also have entered into PSAs to dispose of an additional three properties (two leased to SunTrust), for an aggregate contract sale price of approximately $10.6 million and LOIs to dispose of three properties for approximately $10.8 million. The PSAs are subject to conditions, and the LOIs are non-binding. There can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
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
ATM Programs
In May 2019, we established the Class A Common Stock ATM Program pursuant to which we may sell up to $200.0 million in shares of Class A common stock, from time to time through our sales agents and the Series A Preferred Stock ATM Program, pursuant to which we may sell up to $50.0 million in shares of Series A Preferred Stock, from time to time through our sales agents. We intend to use any net proceeds from these offerings for general corporate purposes, including funding property acquisitions, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital. See “Item 5. Other Information” for more information.
During the three and six months ended June 30, 2019, we sold 306,600 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $7.7 million, before commissions paid of approximately $0.1 million and additional issuance costs of approximately $0.1 million. There were no shares sold under the Class A Common Stock ATM Program during the three and six months ended June 30, 2019.
Common Stock Repurchases
During the six months ended June 30, 2019, we repurchased 19,863 fractional shares of Class B-2 common stock in connection with the automatic conversion of all shares of Class B-2 common stock into shares of Class A common stock on January 9, 2019 at a price of $13.78 per share for a total of approximately $0.3 million, funded from cash on hand.
Authorized Repurchase Program
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. As of June 30, 2019 the total of our remaining availability for future borrowings and cash and cash equivalents was $147.6 million. In accordance with our Credit Facility, if we make any restricted payments, which would include payments for this authorized repurchase program, or certain other payments, we would be required to maintain a combination of cash and availability for future borrowings totaling $40.0 million following such payments. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Annual Report on Form 10-Q.
Distribution Reinvestment Program

Our Pre-Listing DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date with the Post-Listing DRIP. Participants in the Pre-Listing DRIP prior to this amendment and restatement continued to be participants in the Post-Listing DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as fees related to the Listing, non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the Merger. These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, vesting and conversion of the Class B Units and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impact of transactions or other items that are not related to the ongoing performance of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently.
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
The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$7,884	$(12,041)	$4,657	$3,360
Impairment charges	4	8,563	827	8,885
Depreciation and amortization	30,924	35,438	63,010	71,937
Gain on sale of real estate investments	(14,365)	(3,625)	(17,238)	(28,262)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(27)	(78)	(76)	(102)
FFO (as defined by NAREIT) attributable to common stockholders [5]	24,420	28,257	51,180	55,818
Acquisition, transaction and other costs [1]	1,892	2,376	2,746	4,392
Litigation cost reimbursements related to the Merger [2]	(115)	—	(1,948)	—
Listing fees	—	—	—	—
Vesting and conversion of Class B Units	—	—	—	—
Amortization of market lease and other intangibles, net	(1,723)	(2,320)	(3,562)	(3,678)
Straight-line rent	(1,566)	(2,540)	(2,762)	(4,793)
Amortization of mortgage premiums on borrowings	(839)	(1,001)	(1,633)	(1,836)
Mark-to-market adjustments	—	(48)	—	(72)
Equity-based compensation [3]	3,268	65	6,289	91
Amortization of deferred financing costs, net and change in accrued interest	3,062	2,126	4,391	3,545
Goodwill impairment [4]	1,605	—	1,605	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(7)	3	(6)	4
AFFO attributable to common stockholders [5]	$29,997	$26,918	$56,300	$53,471
_________
[1] Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger which are included as an adjustment in the calculation above beginning in the fourth quarter of 2018, and were not presented as an adjustment in our Annual Report on Form 10-

K for the year ended December 31, 2017 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.
[2] Included in “Other income” in our consolidated statement of operations and comprehensive income (loss).
[3] Includes expense related to the amortization of restricted shares and LTIP Units related to its multi- year outperformance agreement, which were previously presented in separate lines within the table above.

[4]	This is a non-cash item and is added back as it is not considered a part of operating performance.
[5] FFO and AFFO for the three and six months ended June 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO, consistent with what we believe to be general industry practice.
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

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended June 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,792	$4,630	$13,758	$(24,296)	$7,884
Asset management fees to related party	—	—	—	6,335	6,335
Impairment charges	—	—	4	—	4
Acquisition, transaction and other costs	1,606	1	—	285	1,892
Equity-based compensation	—	—	—	3,268	3,268
General and administrative	394	29	4	6,014	6,441
Depreciation and amortization	28,006	2,370	548	—	30,924
Goodwill impairment	—	—	—	1,605	1,605
Interest expense	15,729	—	—	6,266	21,995
Gain on sale of real estate investments	—	—	(14,365)	—	(14,365)
Other income	(534)	—	—	(133)	(667)
Preferred Stock dividends	—	—	—	642	642
Net loss attributable to non-controlling interests	—	—	—	14	14
NOI [1]	$58,993	$7,030	$(51)	$—	$65,972
[1] NOI for the three months ended June 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes .
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$4,427	$37	$(3,638)	$(12,867)	$(12,041)
Asset management fees to related party	—	—	—	5,837	5,837
Impairment charges	—	—	8,563	—	8,563
Acquisition, transaction and other costs	1,230	30	2	1,114	2,376
Equity-based compensation	—	—	—	65	65
General and administrative	490	—	19	4,849	5,358
Depreciation and amortization	32,767	42	2,629	—	35,438
Interest expense	15,003		—	1,039	16,042
Gain on sale of real estate investments	—	—	(3,625)	—	(3,625)
Other income	(4)	—	(21)	(13)	(38)
Net loss attributable to non-controlling interests	—	—	—	(24)	(24)
NOI	$53,913	$109	$3,929	$—	$57,951

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$19,631	$9,264	$17,885	$(42,123)	$4,657
Asset management fees to related party	—	—	—	12,373	12,373
Impairment charges	699	—	128	—	827
Acquisition and transaction related	2,025	2	—	719	2,746
Listing fees	—	—	—	—	—
Vesting and conversion of Class B Units	—	—	—	—	—
Equity-based compensation	—	—	—	6,289	6,289
General and administrative	706	37	5	11,754	12,502
Depreciation and amortization	56,866	4,787	1,357	—	63,010
Goodwill impairment	—	—	—	1,605	1,605
Interest expense	29,751	—	—	10,684	40,435
Gain on sale of real estate investments	—	—	(17,238)	—	(17,238)
Other income	(1,225)	—	(3)	(1,984)	(3,212)
Preferred Stock dividends	—	—	—	672	672
Net income attributable to non-controlling interests	—	—	—	11	11
NOI [1]	$108,453	$14,090	$2,134	$—	$124,677
________
[1] NOI for the six months ended June 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes .
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$4,868	$908	$21,974	$(24,390)	$3,360
Asset management fees to related party	—	—	—	11,446	11,446
Impairment charges	—	—	8,885	—	8,885
Acquisition and transaction related	3,040	171	3	1,178	4,392
Equity-based compensation	—	—	—	91	91
General and administrative	827	13	36	9,895	10,771
Depreciation and amortization	65,306	488	6,143	—	71,937
Interest expense	30,351	—	—	1,798	32,149
Gain on sale of real estate investments	—	—	(28,262)	—	(28,262)
Other income	(12)	(1)	(23)	(24)	(60)
Net income attributable to non-controlling interests	—	—	—	6	6
NOI	$104,380	$1,579	$8,756	$—	$114,715
Dividends and Distributions
In connection with the Listing, our board of directors changed the rate at which we pay dividends on our common stock from an annualized rate equal to $1.30 per share to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Also, effective July 1, 2018, we transitioned to declaring dividends on our common stock based on monthly, rather than daily, record dates and will generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Dividends are paid on shares of Class A common stock, Class B-1 common stock (which automatically converted to Class A common stock in accordance with their terms on October 10, 2018) and Class B-2 common stock (which automatically converted to Class A common stock in accordance with their terms on January 9, 2019) at the same rate. The first dividends declared on our common stock under the new rate were paid in August 2018. The amount of dividends payable on our common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock will be payable quarterly in arrears on the 15 day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend payment date for the Series A Preferred Stock was made on July 15, 2019 and it represented an accrual for more than a full quarter, covering the period from March 26, 2019 to June 30, 2019.
During the six months ended June 30, 2019, cash used to pay dividends on our common stock, distributions for LTIP Units and distributions for limited partnership units designated as “Class A Units” that correspond to each share of our common stock, was generated from cash flows provided by operations and cash on hand, which consists of proceeds from financings and sales of real estate investments. We had not yet paid any distributions on our Series A Preferred Stock as of June 30, 2019.
Pursuant to the Credit Facility, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters subject to two limited exceptions. We have elected to rely on both exceptions during 2019. First we exercised our one-time right to elect to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of Modified FFO for each of three consecutive fiscal quarters and we relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 but subsequently revoked its election and did not rely on this exception for the quarter ended June 30, 2019. Next, we exercised our one-time right to elect to reset the look-back period such that (i) for the quarter ended June 30, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ending September 30, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, and (iii) for the three-quarter period ending December 31, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters. As a result, commencing with the quarter ending March 31, 2020, we will again not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters and will not be able to rely on either exception again without seeking consent from the lenders under the Credit Facility. There is no assurance that the lenders would consent or that we will generate cash flows and Modified FFO in an amount sufficient to pay dividends on the outstanding equity securities including the Series A Preferred Stock and comply with the Credit Facility. Doing so depends, in part, on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with the Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay to our stockholders. If we do not generate sufficient cash flows from our operations in the future we may have to reduce our dividend rate on the Class A common stock or continue to fund dividends from other sources, such as from borrowings or the sale of properties, loans or securities, and available cash on hand, which consists of proceeds from sale of real estate investments and proceeds from financings. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time to either reduce the amount of dividends that we pay or use other sources to fund dividends such as borrowing monies, using the proceeds from asset sales or using the proceeds from the sale of shares, including shares we sold under our Post-Listing DRIP, if any. Funding dividends from borrowings could restrict the amount that we can borrow for investments. Funding dividends with the sale of assets may affect our ability to generate additional operating cash flows. Funding dividends from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the dividends payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.

The following table shows the sources for the payment of dividends and other cash distributions:

	Three Months Ended				Six Months Ended June 30, 2019
	March 31, 2019		June 30, 2019
(In thousands)	$	Percentage of Dividends	$	Percentage of Dividends	$	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,248	99.6%	$29,207	99.4%	$58,455	99.4%
Cash distributions on LTIP Units	84	0.3%	161	0.5%	245	0.4%
Cash distributions on Class A Units	47	0.1%	48	0.1%	95	0.2%
Total dividends and other cash distributions paid	$29,379	100.0%	$29,416	100.0%	$58,795	100.0%

Source of dividend coverage:
Cash flows provided by operations [1]	$20,395	69.4%	$29,416	100.0%	$49,811	84.7%
Available cash on hand [2]	8,984	30.6%	—	—%	8,984	15.3%
Total source of dividend coverage	$29,379	100.0%	$29,416	100.0%	$58,795	100.0%

Cash flows provided by operations (GAAP basis) [1]	$20,395		$31,192		$51,587
Net (loss) Income (in accordance with GAAP)	$(3,227)		$7,884		$4,657
_____

[1] For the three and six month periods ended June 30, 2019, cash flows provided by operations includes a lease termination income of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes. Excluding the termination fee income, the percentage of the dividends covered by the cash flows provided by operations would have been 74% and 72% for the three and six month periods ended June 30, 2019, respectively.
[2] Consists of cash on hand including borrowings under our Credit Facility and proceeds from dispositions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2019, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at June 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time proposed Merger and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of ours at the time of the merger (“Additional Director Defendants”), Nicholas Radesca, our chief financial officer at the time of the Merger, and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2019 or 2018.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following a decision on the motions to dismiss in the St. Clair-Hibbard litigation, plaintiffs will have 30 days to file an amended or consolidated complaint in the Consolidated Cases, and we will have 45 days from plaintiffs’ filing to respond.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
During the three and six months ended June 30, 2019, we incurred approximately $0.2 million and $0.5 million in legal costs related to the above litigation and during the three and six months ended June 30, 2018, we incurred $1.1 million and $1.2 million, respectively, in legal costs related to the litigation above. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by us, and during the three and six months ended June 30, 2019, reimbursements of $0.1 million and $1.8 million were received and recorded in other income in the consolidated statements of operations. We may receive additional reimbursements in the future.
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
Pursuant to our Credit Facility, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in our Credit Facility) for periods that will vary over the upcoming fiscal quarters, such that (i) for the quarter ended June 30, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ending September 30, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, (iii) for the three-quarter period ending December 31, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters, and (iv) commencing with the quarter ending March 31, 2020, we will again not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters. During the fiscal quarters ended December 31, 2018 and March 31, 2019, we relied on an exception under our Credit Facility permitting us to pay distributions in an aggregate amount exceeding 110% of Modified FFO for each of those fiscal quarters. We will not be able to rely on this exception again without seeking consent from the lenders under our Credit Facility. There is no assurance that the lenders would consent or that we will generate cash flows and Modified FFO in an amount sufficient to pay dividends on the outstanding equity securities including the Series A Preferred Stock and comply with our Credit Facility. Doing so depends, in part, on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended June 30, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares purchased during the three months ended June 30, 2019.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 8, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (3)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL
3.4 (4)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.5 (4)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.6 (4)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.7 (4)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.8 (5)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.9 (6)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.10 (7)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.11 (8)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
4.1 (8)	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.2 *	Master Indenture, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.3 (9)	Series 2019 I Indenture Supplement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee.
10.1 (8)
 Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Class A common stock)

10.2 (8)
 Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock).

10.3 (9)	Guaranty, dated as of May 30, 2019, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee
10.4 (9)
Property Management and Servicing Agreement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee

10.5 (10)
Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A Common Stock)

10.6 (10)
Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)

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

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.

EXHIBITS INDEX

Exhibit No.	Description
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________

*	Filed herewith.
(1) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.
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
(7) Filed as an exhibit to our registration statement on Form 8-A filed with the SEC on March 25, 2019.
(8) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019.
(9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 31, 2019.
(10) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2019.