Form 10-Q
period 2019-09-30
American Finance Trust, Inc
filed 2019-11-07
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 1, 2019, the registrant had 106,762,003 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$669,879	$629,190
Buildings, fixtures and improvements	2,637,538	2,441,659
Acquired intangible lease assets	443,468	413,948
Total real estate investments, at cost	3,750,885	3,484,797
Less: accumulated depreciation and amortization	(502,215)	(454,614)
Total real estate investments, net	3,248,670	3,030,183
Cash and cash equivalents	76,838	91,451
Restricted cash	19,665	18,180
Deposits for real estate investments	115	3,037
Goodwill	—	1,605
Deferred costs, net	17,063	16,222
Straight-line rent receivable	44,253	37,911
Operating lease right-of-use assets	19,083	—
Prepaid expenses and other assets	21,267	19,439
Assets held for sale	10,108	44,519
Total assets	$3,457,062	$3,262,547

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,309,852	$1,196,113
Credit facility	317,700	324,700
Below market lease liabilities, net	83,308	89,938
Accounts payable and accrued expenses (including $958 and $2,634 due to related parties as of September 30, 2019 and December 31, 2018, respectively)	28,452	28,383
Operating lease liabilities	19,315	—
Derivative liabilities, at fair value	—	531
Deferred rent and other liabilities	9,952	13,067
Dividends payable	2,830	80
Total liabilities	1,771,409	1,652,812

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 6,796,000 shares authorized, 6,036,056 issued and outstanding as of September 30, 2019 and no shares issued and outstanding as of December 31, 2018	60	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 106,677,866 and 106,230,901 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,067	1,063
Additional paid-in capital	2,567,059	2,412,915
Accumulated other comprehensive loss	—	(531)
Distributions in excess of accumulated earnings	(898,493)	(812,047)
Total stockholders’ equity	1,669,693	1,601,400
Non-controlling interests	15,960	8,335
Total equity	1,685,653	1,609,735
Total liabilities and equity	$3,457,062	$3,262,547
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from tenants	$72,863	$74,888	$223,513	$216,115

Operating expenses:
Asset management fees to related party	6,545	5,849	18,918	17,295
Property operating expense	12,398	13,497	38,371	40,009
Impairment of real estate investments	—	1,172	827	10,057
Acquisition, transaction and other costs	489	1,549	3,235	5,941
Listing fees	—	4,988	—	4,988
Vesting and conversion of Class B Units	—	15,786	—	15,786
Equity-based compensation	3,217	2,240	9,506	2,331
General and administrative	3,573	6,086	16,075	16,857
Depreciation and amortization	29,901	35,332	92,911	107,269
Goodwill impairment	—	—	1,605	—
Total operating expenses	56,123	86,499	181,448	220,533
Operating income before gain on sale of real estate investments	16,740	(11,611)	42,065	(4,418)
Gain on sale of real estate investments	1,933	1,328	19,171	29,590
Operating income	18,673	(10,283)	61,236	25,172
Other (expense) income:
Interest expense	(18,569)	(17,017)	(59,004)	(49,166)
Other income	48	9	3,260	69
Total other expense, net	(18,521)	(17,008)	(55,744)	(49,097)
Net income (loss)	152	(27,291)	5,492	(23,925)
Net (income) loss attributable to non-controlling interests	(4)	46	(15)	40
Preferred stock dividends	(3,079)	—	(3,751)	—
Net (loss) income attributable to common stockholders	(2,931)	(27,245)	1,726	(23,885)

Other comprehensive (loss) income:
Change in unrealized loss on derivatives	—	269	531	127
Comprehensive (loss) income attributable to common stockholders	$(2,931)	$(26,976)	$2,257	$(23,758)

Weighted-average shares outstanding — Basic and Diluted	106,139,668	105,905,281	106,097,597	105,379,306
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.03)	$(0.26)	$0.01	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Common Stock, net	—	—	432,247	4	5,732	—	—	5,736	—	5,736
Issuance of Preferred Stock, net	6,036,056	60	—	—	146,900	—	—	146,960	—	146,960
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation	—	—	34,588	1	825	—	—	826	8,681	9,507
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(87,632)	(87,632)	—	(87,632)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(3,751)	(3,751)	—	(3,751)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(370)	(370)	(111)	(481)
Net income	—	—	—	—	—	—	5,477	5,477	15	5,492
Other comprehensive loss	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	960	—	—	960	(960)	—
Balance, September 30, 2019	6,036,056	$60	106,677,866	$1,067	$2,567,059	$—	$(898,493)	$1,669,693	$15,960	$1,685,653

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2019	1,652,600	$17	106,245,619	$1,063	$2,453,814	$—	$(866,226)	$1,588,668	$13,182	$1,601,850
Issuance of Common Stock, net	—	—	432,247	4	5,732	—	—	5,736	—	5,736
Issuance of Preferred Stock, net	4,383,456	43	—	—	107,143	—	—	107,186	—	107,186
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	253	—	—	253	2,964	3,217
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(29,212)	(29,212)	—	(29,212)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(3,079)	(3,079)	—	(3,079)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(124)	(124)	(73)	(197)
Net income	—	—	—	—	—	—	148	148	4	152
Rebalancing of ownership percentage	—	—	—	—	117	—	—	117	(117)	—
Balance, September 30, 2019	6,036,056	$60	106,677,866	$1,067	$2,567,059	$—	$(898,493)	$1,669,693	$15,960	$1,685,653

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	(1,122,245)	(11)	(20,226)	—	—	(20,237)	—	(20,237)
Vesting and conversion of Class B Units	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	30,691	—	736	—	—	736	(736)	—
Equity-based compensation, net of forfeitures	127,402	1	180	—	—	181	2,150	2,331
Distributions declared on Common Stock, $0.32 per share	—	—	—	—	(97,052)	(97,052)	—	(97,052)
Distributions to non-controlling interest holders	—	—	—	—	(101)	(101)	(182)	(283)
Net income	—	—	—	—	(23,885)	(23,885)	(40)	(23,925)
Other comprehensive loss	—	—	—	127	—	127	—	127
Balance, September 30, 2018	106,250,846	$1,063	$2,412,940	$222	$(778,912)	$1,635,313	$5,738	$1,641,051

	Three Months Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2018	105,058,793	$1,051	$2,396,775	$(47)	$(722,247)	$1,675,532	$4,421	$1,679,953
Common stock issued through distribution reinvestment plan	—	—	—	—	—	—	—	—
Common stock repurchases	(18,460)	—	(435)	—	—	(435)	—	(435)
Vesting and conversion of Class B Units	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	30,691	—	736	—	—	736	(736)	—
Equity-based compensation, net of forfeitures	127,402	1	89	—	—	90	2,150	2,240
Distributions declared on Common Stock, $0.32 per share	—	—	—	—	(29,319)	(29,319)	—	(29,319)
Distributions to non-controlling interest holders	—	—	—	—	(101)	(101)	(51)	(152)
Net income	—	—	—	—	(27,245)	(27,245)	(46)	(27,291)
Other comprehensive loss	—	—	—	269	—	269	—	269
Balance, September 30, 2018	106,250,846	$1,063	$2,412,940	$222	$(778,912)	$1,635,313	$5,738	$1,641,051

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,492	$(23,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57,920	65,522
Amortization of in-place lease assets	33,887	41,084
Amortization of deferred leasing costs	1,104	663
Amortization (including accelerated write-off) of deferred financing costs	5,972	4,253
Accretion of mortgage discounts (premiums) on borrowings	(2,472)	(2,693)
Amortization (accretion) of market lease intangibles, net	(6,065)	(9,444)
Equity-based compensation	9,506	2,331
Vesting and conversion of Class B Units	—	15,786
Mark-to-market adjustments	—	(72)
Gain on sale of real estate investments	(19,171)	(29,590)
Impairment of real estate investments and goodwill impairment	2,432	10,057
Payments of prepayment costs on mortgages	2,235	3,421
Changes in assets and liabilities:
Straight-line rent receivable	(6,591)	(7,454)
Straight-line rent payable	1,113	73
Prepaid expenses and other assets	(3,445)	(3,723)
Accounts payable and accrued expenses	(612)	9,478
Deferred rent and other liabilities	(3,115)	(2,006)
Net cash, cash equivalents and restricted cash provided by operating activities	78,190	73,761
Cash flows from investing activities:
Capital expenditures	(9,194)	(7,783)
Acquisitions of investments in real estate and other assets	(365,431)	(192,630)
Proceeds from sale of real estate investments	25,772	37,177
Deposits	2,923	(85)
Net cash, cash equivalents and restricted cash used in investing activities	(345,930)	(163,321)
Cash flows from financing activities:
Proceeds from mortgage notes payable	241,930	29,887
Payments on mortgage notes payable	(32,173)	(46,586)
Proceeds from credit facility	198,000	260,700
Payments on credit facility	(205,000)	(95,000)
Payments of financing costs	(9,865)	(7,031)
Payments of prepayment costs on mortgages	(2,235)	(3,421)
Common stock repurchases	(274)	(20,237)
Distributions on LTIP Units and Class A Units	(316)	(101)
Dividends paid on common stock	(87,875)	(75,580)
Dividends paid on preferred stock	(921)	—
Proceeds from issuance of common stock, net	5,736	—
Proceeds from issuance of preferred stock, net	147,605	—
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	254,612	42,631
Net change in cash, cash equivalents and restricted cash	(13,128)	(46,929)
Cash, cash equivalents and restricted cash beginning of period	109,631	127,254
Cash, cash equivalents and restricted cash end of period	$96,503	$80,325

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents, end of period	$76,838	$60,265
Restricted cash, end of period	19,665	20,060
Cash, cash equivalents and restricted cash end of period	$96,503	$80,325

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$54,888	$46,580
Cash paid for income taxes	145	925

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$645	$—
Preferred dividend declared	$3,751	$—
Proceeds from real estate sales used to pay off related mortgage notes payable	$88,636	$74,546
Mortgage notes payable released in connection with disposition of real estate	$(88,636)	$(74,546)
Common stock issued through distribution reinvestment plan	$—	$23,248
Accrued capital expenditures	$1,192	$2,192

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2019, the Company owned 771 properties, comprised of 18.2 million rentable square feet, which were 95.2% leased, including 738 single tenant, net leased commercial properties (700 of which are retail properties) and 33 multi-tenant retail properties.
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
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of September 30, 2019, the Company had 106.7 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information see Note 8 — Stockholders’ Equity.
In March 2019, the Company listed shares of its new class of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), on Nasdaq under the symbol “AFINP”.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2019.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of September 30, 2019 and December 31, 2018, the Company had no interests in entities that were not wholly owned.
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
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three and nine month periods ended September 30, 2019 and 2018 were asset acquisitions.
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
Goodwill
The Company had no goodwill recorded as of September 30, 2019 and $1.6 million as of December 31, 2018. The Company is required to assess whether its goodwill is impaired, which requires the Company to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company evaluates goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. The Company performed its annual assessment in December 2018 and determined that there was no impairment of goodwill. Given fluctuations in the market

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

price of the Class A common stock, the Company performed a reassessment as of June 30, 2019, which included the assessment of relevant metrics such as estimated carrying and fair market value of the Company’s real estate and market-based factors. Based on these assessments, the Company determined that goodwill was impaired and recorded an impairment charge of $1.6 million for the nine months ended September 30, 2019.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2019, these leases had an average remaining lease term of nine years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenues, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future base rent payments on a cash basis due to the Company for the remainder of 2019 and each of the subsequent five years thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of September 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$62,146
2020	247,664
2021	239,127
2022	228,306
2023	215,826
2024	197,069
Thereafter	1,208,313
$2,398,451

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the nine months ended September 30, 2019 and 2018, approximately $0.7 million and $0.6 million, respectively, in contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the three and nine months ended September 30, 2019, such amounts were $0.4 million and $2.5 million, respectively and for the three and nine months ended September 30, 2018, such amounts were $0.3 million and $1.4 million, respectively.
On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which required the tenant to pay the Company a termination fee of $8.0 million. The Company has entered into two leases to replace the tenant one of which commenced during the three months ended September 30, 2019. As a result, the Company recorded termination income, net, of $7.6 million during the second quarter of 2019, which is included in Revenue from tenants during the nine months ended September 30, 2019.
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2019:
ASU No. 2016-02 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which provides guidance related to the accounting for leases, as well as the related disclosures. For lessors of real estate, leases are accounted for using an approach substantially the same as previous accounting guidance for operating leases and direct financing leases. For lessees, the standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction.
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because: (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases will continue to be classified as operating leases under the standard. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.
The Company assessed the impact of adoption from both a lessor and lessee perspective, which is discussed in more detail below, and adopted the guidance prospectively on January 1, 2019, using a prospective transition approach under which the Company elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for the Company’s presentation of lease revenue discussed below).
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASC 842. The following is a summary of the most significant impacts to the Company of the lease accounting guidance, as lessor:

•
Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.

•
Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.

•	Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under ground leases for eight properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the accounting guidance, as lessee:

•
Upon adoption of the standard, the Company recorded ROU assets and lease liabilities equal to $19.3 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.

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

Other Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

exceeds the reporting unit’s fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The Company adopted early this guidance in 2019, in connection with the reassessments and impairment of goodwill during the nine months ended September 30, 2019.
In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the amended guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The Company adopted early the amended guidance in 2018 and applied it to non-employee awards made to the Advisor pursuant to the 2018 OPP. As a result, total equity-based compensation expense calculated as of adoption of the amended guidance was fixed as of that date and will not be remeasured in subsequent periods (unless modified). In addition, the expense will be recorded over the expected term. See Note 12 — Equity-Based Compensation for additional information on the awards to the Advisor pursuant to the 2018 OPP.
Pending Adoption as of September 30, 2019:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the amended standard requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for the Company beginning on January 1, 2020. The Company is currently evaluating the potential impact of this new guidance.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020. The Company is currently evaluating the potential impact of this new guidance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018
Real estate investments, at cost:
Land	$59,942	$54,132
Buildings, fixtures and improvements	248,628	106,560
Total tangible assets	308,570	160,692
Acquired intangible assets and liabilities: (1)
In-place leases	56,929	32,451
Above-market lease assets	1,974	644
Below-market lease liabilities	(2,042)	(1,157)
Total intangible assets, net	56,861	31,938
Consideration paid for acquired real estate investments, net of liabilities assumed	$365,431	$192,630
Number of properties purchased	165	101

________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the nine months ended September 30, 2019 were 15.0 years, 11.6 years and 16.9 years, respectively, as of each property’s respective acquisition date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table presents amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
In-place leases, included in depreciation and amortization	$10,227	$13,499	$33,887	$41,084

Above-market lease intangibles	$(810)	$(1,012)	$(2,490)	$(3,104)
Below-market lease liabilities	3,325	6,791	8,592	12,584
Total included in revenue from tenants	$2,515	$5,779	$6,102	$9,480

Below-market ground lease asset (1)	$8	$8	$24	$24
Above-market ground lease liability (1)	—	—	(1)	(1)
Total included in property operating expenses	$8	$8	$23	$23
______
(1) Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the consolidated balance sheet with no change to placement of the amortization expense of such balances. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.
The following table provides the projected amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	2019 (remainder)	2020	2021	2022	2023
In-place leases, to be included in depreciation and amortization	$10,561	$38,246	$34,205	$30,194	$27,784

Above-market lease intangibles	$792	$2,618	$2,303	$1,928	$1,680
Below-market lease liabilities	(1,777)	(6,581)	(6,013)	(5,616)	(5,451)
Total to be included in revenue from tenants	$(985)	$(3,963)	$(3,710)	$(3,688)	$(3,771)

Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, for those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below.
As of September 30, 2019 and December 31, 2018, there were five and seven properties, respectively, classified as held for sale. During the three months ended September 30, 2019, the Company sold two properties that were reclassified to held for sale during the quarter ended June 30, 2019. The Company also classified four additional properties as held for sale during the three months period ended September 30, 2019. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

(In thousands)	September 30, 2019	December 31, 2018
Real estate investments held for sale, at cost:
Land	$6,122	$6,113
Buildings, fixtures and improvements	4,775	39,343
Acquired lease intangible assets	—	12,517
Total real estate assets held for sale, at cost	10,897	57,973
Less accumulated depreciation and amortization	(789)	(11,278)
Total real estate investments held for sale, net	10,108	46,695
Impairment charges related to properties reclassified as held for sale (1)	—	(2,176)
Assets held for sale	$10,108	$44,519
Number of properties	5	7
_____
(1) Impairment charges are recorded in the period in which an asset is reclassified to held for sale.
Real Estate Sales
During the nine months ended September 30, 2019, the Company sold 20 properties, including 17 properties leased to SunTrust Banks, Inc. (“SunTrust”), for an aggregate contract price of $115.4 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $19.2 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, the Company sold 25 properties, including 17 leased to SunTrust, for an aggregate contract price of $115.1 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $29.6 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2018.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. As of September 30, 2019 and December 31, 2018, the Company owned one and seven held for use single-tenant net lease properties leased to SunTrust, which had lease terms that expired between December 31, 2017 and March 31, 2018. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over the intended holding period. See “Impairment Charges” below for discussion of specific charges taken.
For held for use assets, the Company primarily uses a market approach to estimate the future cash flows expected to be generated. This approach involves evaluating comparable sales of properties in the same geographic region as the held for use properties in order to determine an estimated sale price. The Company makes certain assumptions including, among others, the properties in the comparable sales used in the analysis share similar characteristics to the held for use properties and market and economic conditions at the time of any potential sales of these properties, such as discount rates; demand for space; competition for tenants; changes in market rental rates; and costs to operate the property, would be similar to those in the comparable sales analyzed. Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or additional impairment may be realized in the future.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

For some of the held for use properties, the Company had executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties, however, these did not meet the criteria for held for sale treatment at September 30, 2019. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee the sales of these properties will close under these terms or at all.
Impairment Charges
The Company did not record any impairment charges for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recorded total impairment charges of $0.8 million. These amounts are comprised of impairment charges of $0.1 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal, and impairment charges of $0.7 million, which was recorded on one held for use property leased to SunTrust during the nine months ended September 30, 2019.
The Company recorded total impairment charges of $1.2 million and $10.1 million for the three and nine months ended September 30, 2018, respectively. These amounts are comprised of impairment charges of $0.3 million and $0.5 million, respectively, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.9 million and $9.6 million on held for use properties. These impairments were recorded on two and eight of the Company’s held for use properties leased to SunTrust during the three and nine months ended September 30, 2018, respectively.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2019 and December 31, 2018 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2019	December 31, 2018	September 30, 2019		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes		$120,597	$—	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes		121,000	—	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	202	241,597	—

SAAB Sensis I	1	6,766	7,077	5.93%		Fixed	Apr. 2025	Apr. 2025
SunTrust Bank II	12	6,626	13,412	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank III	81	65,722	68,080	5.50%		Fixed	Jul. 2031	Jul. 2021
SunTrust Bank IV	19	13,671	18,113	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop I	4	36,222	36,812	5.63%		Fixed	Jun. 2041	Jun. 2021
Mortgage Loan I (1)	244	497,150	572,199	4.36%		Fixed	Sep. 2020	Sep. 2020
Shops at Shelby Crossing	1	22,252	22,581	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	39,373	40,027	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan IV (2)	—	—	29,887	—%		—	N/A	N/A
Gross mortgage notes payable	623	1,321,729	1,200,538	4.55%	(3)
Deferred financing costs, net of accumulated amortization (4)		(16,273)	(11,363)
Mortgage premiums, net (5)		4,396	6,938
Mortgage notes payable, net		$1,309,852	$1,196,113
_______

(1)
In connection with repayment a portion of this mortgage note, the Company paid prepayment penalties of $1.6 million in the second quarter of 2019, which are included in the acquisition, transaction and other costs on the consolidated statement of operations and comprehensive (loss) income.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

(2)
This loan was repaid in connection with the issuance of the Net Lease Mortgage Notes (see definition below) in the second quarter of 2019 and all 39 properties, which were previously encumbered under Mortgage Loan IV were added to the collateral pool for the Net Lease Mortgage Notes. As a result of repaying the loan, remaining unamortized deferred financing costs of $0.8 million were written off. Also, the “pay-fixed” interest rate swap agreements related to Mortgage Loan IV were terminated upon repayment (see Note 7 — Derivatives and Hedging Activities).

(3)	Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2019.

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

(5)	Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
As of September 30, 2019 and December 31, 2018, the Company had pledged $2.1 billion and $2.3 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2019 and December 31, 2018, $1.1 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to September 30, 2019 and thereafter:

(In thousands)	Future Principal Payments
2019 (remainder)	$952
2020	539,245
2021	248,371
2022	2,311
2023	2,643
2024	22,287
Thereafter	505,920
$1,321,729

The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2019, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
Net Lease Mortgage Notes
On May 30, 2019, subsidiaries of the Company completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes (the “Net Lease Mortgage Notes”), in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Net Lease Mortgage Notes have been issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross collateralized with the current Net Lease Mortgage Notes.
The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2029 and an interest rate of 4.46%. The Class A-1 Net Lease Mortgage Notes require interest and principal amortization payments until the applicable anticipated repayment date. The Class A-2 Net Lease Mortgage Notes are interest-only until June 2020, when principal amortization payments are required until the applicable anticipated repayment date. The Net Lease Mortgage Notes are collectively currently amortizing at a rate of approximately 0.5% per annum. The Net Lease Mortgage Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. If any class of Net Lease Mortgage Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Net Lease Mortgage Notes. The Net Lease Mortgage Notes have a rated final payment date in May 2049.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The collateral pool for the Net Lease Mortgage Notes is comprised of 202 of the Company’s double- and triple-net leased single tenant properties that were transferred to subsidiaries of the Company in connection with the issuance of the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. At closing, the Company repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under the Credit Facility. The Company removed 153 of its properties from the borrowing base under the Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and added ten recently acquired properties to the collateral pool securing the Net Lease Mortgage Notes.
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
The Net Lease Mortgage Notes benefit from two debt service coverage ratio tests. If the monthly debt service coverage ratio falls below 1.3x and is not cured, cash flow that would be available to pay certain subordinated expenses or be released to the Company will instead be deposited into a reserve account. If the three month average debt service coverage ratio falls below 1.2x and is not cured, all remaining cash flow after payments of interest on the Net Lease Mortgage Notes will be applied to pay principal on the Net Lease Mortgage Notes (first on the Class A-1 Net Lease Mortgage Notes and then on the Class A-2 Net Lease Mortgage Notes).
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
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2019, as discussed above, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of September 30, 2019, the Company had a total borrowing capacity under the Credit Facility of $496.3 million based on the value of the borrowing base under the Credit Facility. Of this amount, $317.7 million was outstanding under the Credit Facility as of September 30, 2019 and $178.6 million remained available for future borrowings. In addition, in accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility requires payments of interest only. Upon the Listing, the maturity date of the Credit Facility was extended from April 26, 2020 to April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of September 30, 2019 and December 31, 2018, the weighted-average interest rate under the Credit Facility was 4.16% and 4.12%, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of September 30, 2019, the Company was in compliance with the operating and financial covenants under the Credit Facility.
Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters subject to three limited exceptions. The third limited exception was added to the Credit Facility pursuant to an amendment entered into on November 4, 2019 (the “November Amendment”). The Company has elected to rely on all three of these exceptions during 2019. First, the Company exercised its one-time right to elect to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of Modified FFO for each of three consecutive fiscal quarters, and the Company relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 but subsequently revoked its election and did not rely on this exception for the quarter ended June 30, 2019. Next, the Company exercised its one-time right to elect to reset the look-back period such that (i) for the quarter ended June 30, 2019, the Company could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ended September 30, 2019, the Company could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, and (iii) for the three-quarter period ending December 31, 2019, the Company may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters. As a result, commencing with the quarter ending March 31, 2020, the Company will again not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters and will not be able to rely on either of these exceptions again without seeking consent from the lenders under the Credit Facility. Pursuant to the November Amendment, the Company is now permitted to pay distributions in an aggregate amount not exceeding 105% of Modified FFO for any applicable period (commencing with the period of two consecutive fiscal quarters ended on September 30, 2019) if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. As of September 30, 2019, the Company satisfied the maximum leverage ratio requirement and the total of the remaining availability for future borrowings and cash and cash equivalents was $255.4 million. The Company was therefore able to rely on this exception for the period of two consecutive fiscal quarters ended on September 30, 2019. The Company also expects to rely on this exception in future periods.
There is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility. Moreover, the Company’s ability to maintain compliance with the Credit Facility depends on its ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance the Company will complete pending or future acquisitions. If the Company is not able to increase the amount of cash it has available to pay dividends, including through additional cash flows the Company expects to generate from completing acquisitions, the Company’s ability to comply with the Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, the Company may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019 and 2018.
Financial instruments measured at fair value on a recurring basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company did not have any derivative instruments outstanding as of September 30, 2019 (see Note 7 — Derivatives and Hedging Activities for additional information).

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Interest rate “Pay - Fixed” swaps - liabilities	—	(531)	—	(531)
Total	$—	$(531)	$—	$(531)

Real Estate Investments measured at fair value on a non-recurring basis
Real Estate Investments - Held for Sale
The Company had no impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which would be carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2019 and December 31, 2018. Impaired real estate investments held for sale generally are classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company had no impaired real estate investments classified as held for use (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company), which would be carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2019 and December 31, 2018. The Company primarily uses a market

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

approach to estimate the future cash flows expected to be generated. Impaired real estate investment held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature. The carrying value of advances under the Credit Facility approximates their fair value, because the interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets. The fair value of the Company’s mortgage notes payable as of September 30, 2019 and December 31, 2018 were $1.4 billion and $1.2 billion, respectively, compared to carrying value of $1.3 billion and $1.2 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018. The Company did not have any derivative instruments outstanding as of September 30, 2019 due to the termination of its interest rate swaps after the repayment of certain mortgages during the nine months ended September 30, 2019 (see Note 4 — Mortgage Notes Payable, Net for additional information).

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Additionally, during the three months ended June 30, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings because it became probable that the hedged forecasted transactions would not occur. This acceleration resulted in a loss of $1.5 million during the nine months ended September 30, 2019.
As of September 30, 2019 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk. As of December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

	December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay Fixed” Swaps	4	$29,887

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019 (1)	2018
Amount of gain (loss) recognized in accumulated other comprehensive loss on interest rate derivatives	$—	$215	$(979)	$121
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$—	$(53)	$(36)	$(88)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$—	$82
Total amount of interest expense presented in the consolidated income statements	$18,569	$17,017	$59,004	$49,166

(1) Excludes a loss of $1.5 million in the Company’s consolidated statements of operations for the nine months ended September 30, 2019 recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 4 — Mortgage Notes Payable, Net for additional information).
Non-Designated Hedges
As of September 30, 2019 and 2018, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships, therefore no gain or loss was recorded in the three and nine months ended September 30, 2019 and 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018. The Company did not have any derivatives outstanding as of September 30, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2018	$—	$(531)	$—	$(531)	$—	$—	(531)

Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2019 and December 31, 2018, the Company had 106.7 million and 106.2 million shares of Class A common stock outstanding, respectively, representing all shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

In connection with the Listing, the Company’s board of directors changed the rate at which the Company pays dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Additionally, effective July 1, 2018, the Company transitioned to declaring dividends based on monthly, rather than daily, record dates and will generally pay dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
Dividend payments are dependent on the availability of funds. The Company’s board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividends payments are not assured.
Listing of the Company’s Common Stock
To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Fractional shares of Class B-2 common stock totaling approximately 19,870 shares were repurchased at a price of $13.78 per share by the Company as a result of the automatic conversion. Each share of Class B-1 common stock and Class B-2 common stock was otherwise identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all different classes of common stock received the same dividends while there were different classes of common stock outstanding.
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
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock that the Company may implement through open market repurchases or in privately negotiated transaction based on the Company’s board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. As of September 30, 2019, the total of the Company’s remaining availability for future borrowings and cash and cash equivalents was $255.4 million. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, the Company would be required to satisfy a maximum leverage

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. Accordingly, if the Company decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
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
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion to Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion to Class A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the first nine months of 2019 and the year ended December 31, 2018 all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by the Company.
Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three and nine months ended September 30, 2019, no shares of common stock were issued pursuant to the Post-Listing DRIP and during the three and nine months ended September 30, 2018, 486,655 and 990,393 shares of common stock were issued pursuant to the Pre-Listing DRIP, respectively.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company sold 432,247 shares sold under the Class A Common Stock ATM Program for gross proceeds of $6.1 million, before commissions paid and additional issuance costs of approximately $0.1 million, during the three and nine months ended September 30, 2019.

Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 6,796,000 as authorized shares of its Series A Preferred Stock as of September 30, 2019.
Underwritten Offerings — Series A Preferred Stock
On March 26, 2019, the Company completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by the Company. On April 10, 2019, the underwriters in the offering exercised their option to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 146,000 shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts.
On September 9, 2019, the Company completed the issuance and sale of 3,450,000 shares of Series A Preferred Stock (including 450,000 shares issued and sold pursuant to the underwriter’s exercise of its option to purchase additional shares in full) in an

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

underwritten public offering at a public offering price equal to $25.25 per share. The offering generated gross proceeds of $87.1 million and net proceeds of $83.5 million, after deducting underwriting discounts and offering costs paid by the Company.
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million, which was subsequently increased to $100.0 million in October 2019 (see Note 14 — Subsequent Events). During the three months ended June 30, 2019, the Company sold 306,600 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $7.8 million, before commissions paid of approximately $0.1 million.
During the three months ended September 30, 2019, the Company sold 933,456 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $23.8 million, before commissions paid of approximately $0.4 million.
Series A Preferred Stock — Terms
Series A Preferred Stock is listed on Nasdaq under the symbol “AFINP.” Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the supplementary classifying and designating the terms of the Series A Preferred Stock (the “Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Class A common stock.
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
Note 9 — Commitments and Contingencies

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for eight of its properties. The ground leases have lease durations, including assumed renewals, ranging from 18.3 years to 45.1 years as of September 30, 2019. On January 1, 2019, the Company adopted ASC 842 and recorded ROU assets and lease liabilities related to these ground leases, which are classified as operating leases under the lease standard (see Note 2 - Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of September 30, 2019, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $19.1 million and $19.3 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 29.2 years and a weighted-average discount rate of 7.5% as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company paid cash of $0.5 million and $1.1 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $2.2 million, respectively, on a straight-line basis in accordance with the standard which included an out-of-period adjustment of $0.9 million (see Note 2 - Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company did not enter into any additional ground leases during the nine months ended September 30, 2019.
The following table reflects the base cash rental payments due from the Company as of September 30, 2019:

(In thousands)	Future Base Rent Payments
2019 (remainder)	$331
2020	1,498
2021	1,537
2022	1,554
2023	1,555
Thereafter	47,621
Total lease payments	54,096
Less: Effects of discounting	(34,781)
Total present value of lease payments	$19,315

Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time the proposed Merger and an amendment to RCA’s charter. The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of the Company at the time of the Merger (“Additional Director Defendants”), Nicholas Radesca, the Company’s chief financial officer at the time of the Merger and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

and counts for breach of contract and unjust enrichment. The Company, RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2019 or 2018.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal from that order. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 24, 2019 plaintiffs filed amended complaints in each of the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company has not yet responded to the amended complaints.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three and nine months ended September 30, 2019, the Company incurred legal costs related to the above litigation approximately $0.2 million and $0.7 million, respectively, and $0.4 million and $1.5 million during the three and nine months ended September 30, 2018, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the nine months ended September 30, 2019, reimbursements of $1.9 million were received and recorded in other income in the consolidated statements of operations. The Company did not receive any reimbursements during the three months ended September 30, 2019. The Company may receive additional reimbursements in the future.
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
September 30, 2019
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
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition fees and financing coordination fees (of which there were none) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

assets acquired. The Company incurred $38,000 and $0.2 million of acquisition expenses and related cost reimbursements for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million for the first year starting February 16, 2017, the effective date of the Third A&R Advisory Agreement, until February 16, 2018; (ii) $22.5 million for the second year starting February 17, 2018 until February 16, 2019; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031, 0.0047 and 0.0062 for years one, two and three and thereafter, respectively, following a Specified Transaction. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the Pre-Listing DRIP (if any) and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from a Specified Transaction) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company or its subsidiaries from and after February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income (loss), or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company recorded $0.1 million in variable management fees during the three and nine months ended September 30, 2019. The Company did not incur any variable management fees during the three and nine months ended September 30, 2018.
Prior to the Listing, in aggregate, the Company’s board of directors had approved the cumulative issuance of 1,052,420 Class B Units to the Advisor. Pursuant to the terms of the A&R OP Agreement, the Advisor was entitled to receive dividends on unvested Class B Units equal to the dividend amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As a result of the Listing and the prior determination by the Company’s board of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

directors that the applicable conditions under the A&R OP Agreement had been satisfied, the Class B Units vested in accordance with their terms. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement. As a result, the Company recorded a non-cash expense of approximately $15.8 million recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services. During the three and nine months ended September 30, 2019, the Company incurred $2.0 million and $7.1 million, respectively, of reimbursement expenses for the Advisor providing administrative services, which for the three and nine months ended September 30, 2019 included $1.8 million and $6.7 million, respectively, related to salaries, wages, benefits and overhead for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company. During the three and nine months ended September 30, 2018, the Company incurred $2.2 million and $6.2 million, respectively, of reimbursement expenses for the Advisor providing administrative services. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln and the reimbursement includes reasonable overhead expenses, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2019	2018	2019	2018	September 30, 2019		December 31, 2018
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$38	$77	$188	$248	$38		$70
Vesting and conversion of Class B Units	—	15,786	—	15,786	—		—
Ongoing fees:
Asset management fees to related party	6,545	5,849	18,918	17,295	—		95
Property management and leasing fees (2)	2,089	1,966	7,407	6,571	640		1,272
Professional fees and other reimbursements (3)	2,209	2,347	7,703	6,746	280	(4) (5)	1,197	(4)
Distributions on Class B Units (3) (6)	—	58	—	736	—		—
Total related party operating fees and reimbursements	$10,881	$26,083	$34,216	$47,382	$958		$2,634
______
(1) Amounts for the three and nine months ended September 30, 2019 and 2018 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive income (loss).
(2) Amounts for the three and nine months ended September 30, 2019 and 2018 are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).
(3) Amounts for the three and nine months ended September 30, 2019 and 2018 are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Includes amounts for directors and officers insurance.
(4) Balance includes costs which were incurred and accrued due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”) in the amount of $0.8 million as of September 30, 2019, which at that time and prior to its bankruptcy filing was under common control with the Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
(5) Balance includes a receivable of $0.7 million from the Advisor as of September 30, 2019 previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020.
(6) Subsequent to the Listing the Class B Units were fully vested and converted to Class A Units, which were then redeemed for shares of Class A common stock. Distributions with respect to shares of Class A common stock are treated as equity distributions whereas distributions with respect to Class B Units were treated as additional compensation and expensed.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of the Company’s common stock in an Offering prior to the Listing, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.
Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Credit Facility, BMO Bank. The Listing Note evidenced the OP’s obligation to distribute to the Special Limited Partner the Listing Amount, which is calculated based on the Market Value of the Company’s common stock. The measurement period used to calculate the Market Value of the Company’s common stock was the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock convert into shares of Class A common stock. Because the conversion of shares of Class B-2 common stock into shares of Class A common stock occurred on January 9, 2019, the measurement period was the 30 trading days commencing on July 8, 2019 and ending on August 16, 2019. Based on the actual Market Value calculated following the measurement period, the Listing Amount was zero, and the Company has no distribution obligation to the Special Limited Partner related to the Listing Note. The final fair value of the Listing Note is zero, the same fair value the Listing Note had at issuance. The fair value at issuance was determined using a Monte Carlo simulation, which used a combination of observable and unobservable inputs.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
September 30, 2019
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
The following table reflects the activity of restricted shares for the nine months ended September 30, 2019:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2018	136,234	$16.51
Granted	34,588	9.82
Vested	(59,401)	16.37
Forfeited	—	—
Unvested, September 30, 2019	111,421	$14.51

As of September 30, 2019, the Company had $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 1.6 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018. Compensation expense related to restricted shares is included in Equity-based compensation on the accompanying consolidated statements of operations and comprehensive income (loss).
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the nine months ended September 30, 2019.
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
September 30, 2019
(Unaudited)

approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through August 30, 2021.
As a result, during the three and nine months ended September 30, 2019, the Company recorded equity-based compensation expense related to the Award LTIP Units of $3.0 million and $8.7 million, respectively, which is recorded in equity-based compensation — multi-year outperformance agreement in the unaudited consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, the Company had $18.5 million of unrecognized compensation expense related to the Award LTIP Units which is expected to be recognized over a period of 1.8 years.
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
Until an LTIP Unit is earned in accordance with the provisions of the 2018 OPP, the holder of the LTIP Unit will be entitled to distributions on the LTIP Unit equal to 10% of the distributions made per Class A Unit (other than distribution of sale proceeds). Distributions paid with respect to an LTIP Unit are not subject to forfeiture, even if the LTIP Unit is ultimately forfeited because it is not earned in accordance with the 2018 OPP. Moreover, the Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of Award LTIP Units. For the nine months ended September 30, 2019, the Company recorded distributions related to the LTIP Units of $0.4 million, which is recorded in the unaudited consolidated statement of changes in equity. After an LTIP Unit is earned, the holder will be entitled to a priority catch-up distribution per earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions as are paid on Class A Units. At the time the Advisor’s capital account with respect to an LTIP Unit is economically

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP Unit into a Class A Unit in accordance with the Second A&R OP Agreement. In accordance with, and subject to the terms of, the Second A&R OP Agreement, Class A Units may be redeemed on a one-for-one basis for, at the Company’s election, shares of Class A common stock or the cash equivalent thereof.
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
If the Valuation Date is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will also be performed based on actual performance as of (and including) the effective date of the termination based on the performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with the number of Absolute TSR LTIPs or Relative TSR LTIPs the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2019 and 2018.
Note 13 — Net Income (Loss) Per Share
The Company’s restricted shares awards receive non-forfeitable dividends similar to shares of Class A common stock prior to vesting. The Company’s LTIP Unit awards also receive a non-forfeitable dividend based on dividends paid to Class A common shareholders. These dividends are not forfeited if the awards fail to vest. Therefore, the unvested shares of Class A common stock related to these awards are participating securities. The effect of participating securities is included in basic and diluted net income (loss) per share computations using the two-class method of allocating distributed and undistributed earnings. The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Net income (loss) attributable to the Company	$148	$(27,245)	$5,477	$(23,885)
Preferred stock dividends	(3,079)	—	(3,751)	—
Adjustments to net loss for common share equivalents	(278)	(113)	(517)	(122)
Net (loss) income attributable to common stockholders - basic and diluted	$(3,209)	$(27,358)	$1,209	$(24,007)

Weighted-average shares outstanding — basic and diluted	106,139,668	105,905,281	106,097,597	105,379,306

Net (loss) income per share attributable to common stockholders — basic and diluted	$(0.03)	$(0.26)	$0.01	$(0.23)

Diluted net income (loss) per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 10 - Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. The Company had the following restricted shares, Class A Units, Class B Units and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted shares (1)	123,114	44,933	134,700	24,744
Class A Units (2)	172,921	179,259	172,921	195,405
Class B Units (3)	—	205,908	—	767,149
LTIP Units (4)	4,496,796	1,515,225	4,496,796	510,625
Total	4,792,831	1,945,325	4,804,417	1,497,923

_______

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 111,430 and 136,238 unvested restricted shares outstanding as of September 30, 2019 and 2018, respectively.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 and 172,921 Class A Units outstanding as of September 30, 2019 and 2018, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

(3)
Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of September 30, 2019 and 1,052,420 Class B Units outstanding as of September 30, 2018.

(4)	Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of September 30, 2019 and 4,496,796 outstanding as of September 30, 2018.
Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) are included in the computation of fully diluted EPS on a weighted average basis for the year ended December 31, 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2019 because no LTIP Units would have been earned based on the stock price at September 30, 2019.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Dispositions
Subsequent to September 30, 2019, the Company sold three properties with an aggregate contract sale price of approximately $10.8 million.
Common Stock Dividend Declaration
On October 1, 2019, the Company declared a dividend of $0.0916667 (based on the annualized rate of $1.10 per share) on each share of Class A common stock payable on October 15, 2019, November 15, 2019 and December 16, 2019 to holders of record of shares of the Class A common stock at the close of business on October 11, 2019, November 8, 2019 and December 9, 2019, respectively.
Equity Distribution Agreement Amendment
On October 4, 2019, the Company and the OP entered into a second amendment to the equity distribution agreement related to Series A Preferred Stock ATM Program, solely for the purpose of increasing the maximum aggregate offering price of the Series A Preferred Stock that may be offered and sold by the Company from time to time from $50.0 million to $100.0 million.
Credit Facility Amendment
On November 4, 2019, the Company entered into the November Amendment with BMO Harris Bank N.A., the agent under the Credit Facility, and the other lenders thereto. Pursuant to the November Amendment, effective for the fiscal period ended September 30, 2019, the Company is now permitted to pay distributions in an aggregate amount exceeding 105% of Modified FFO for any applicable period (commencing with the period of two consecutive fiscal quarters ended on September 30, 2019) if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. The November Amendment also included revisions to the provisions governing the composition of the borrowing base, as well as other ministerial revisions.

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

•
Provisions in our revolving unsecured corporate credit facility (our “Credit Facility”) may limit our ability to pay dividends on our Class A common stock, our Series A Preferred Stock or any other equity interests we may issue.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our Series A Preferred Stock, Class A common stock and our cash available for dividends.

Overview
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2019, we owned 771 properties, comprised of 18.2 million rentable square feet, which were 95.2% leased, including 738 single-tenant net leased commercial properties (700 of which are retail properties) and 33 multi-tenant retail properties.
We are a Maryland corporation, incorporated on January 22, 2013, that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP.
On July 19, 2018 (the “Listing Date”), we listed shares of our common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, we listed only shares of Class A common stock, which represented approximately 50% of our outstanding shares of common stock, on Nasdaq on the Listing Date. Our two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of our outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of September 30, 2019, we had 106.7 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information, see Note 8 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q.
In March 2019, we listed shares of Series A Preferred Stock on Nasdaq under the symbol “AFINP.”
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

Properties
The following table represents certain additional information about the properties we own at September 30, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	8.6	100.0%
Walgreens I	Jul 2013	1	11	18.0	100.0%
Dollar General II	Jul 2013	2	18	8.7	100.0%
AutoZone I	Jul 2013	1	7	7.8	100.0%
Dollar General III	Jul 2013	5	46	8.6	100.0%
BSFS I	Jul 2013	1	9	4.3	100.0%
Dollar General IV	Jul 2013	2	18	6.4	100.0%
Tractor Supply I	Aug 2013	1	19	8.2	100.0%
Dollar General V	Aug 2013	1	12	8.3	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	7.4	100.0%
Family Dollar I	Aug 2013	1	8	1.8	100.0%
Lowe's I	Aug 2013	5	671	9.6	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	10.8	100.0%
Food Lion I	Aug 2013	1	45	10.1	100.0%
Family Dollar II	Aug 2013	1	8	3.8	100.0%
Walgreens II	Aug 2013	1	14	13.5	100.0%
Dollar General VI	Aug 2013	1	9	6.4	100.0%
Dollar General VII	Aug 2013	1	9	8.5	100.0%
Family Dollar III	Aug 2013	1	8	3.0	100.0%
Chili's I	Aug 2013	2	13	6.2	100.0%
CVS I	Aug 2013	1	10	6.3	100.0%
Joe's Crab Shack I	Aug 2013	1	8	7.5	100.0%
Dollar General VIII	Sep 2013	1	9	8.8	100.0%
Tire Kingdom I	Sep 2013	1	7	5.5	100.0%
AutoZone II	Sep 2013	1	7	3.7	100.0%
Family Dollar IV	Sep 2013	1	8	3.8	100.0%
Fresenius I	Sep 2013	1	6	5.8	100.0%
Dollar General IX	Sep 2013	1	9	5.6	100.0%
Advance Auto I	Sep 2013	1	11	3.8	100.0%
Walgreens III	Sep 2013	1	15	6.5	100.0%
Walgreens IV	Sep 2013	1	14	5.0	100.0%
CVS II	Sep 2013	1	14	17.4	100.0%
Arby's I	Sep 2013	1	3	8.8	100.0%
Dollar General X	Sep 2013	1	9	8.5	100.0%
AmeriCold I	Sep 2013	9	1,407	8.0	100.0%
Home Depot I	Sep 2013	2	1,315	7.3	100.0%
New Breed Logistics I	Sep 2013	1	390	2.1	100.0%
SunTrust Bank I	Sep 2013	19	102	8.6	100.0%
National Tire & Battery I	Sep 2013	1	11	4.2	100.0%
Circle K I	Sep 2013	19	55	9.1	100.0%
Walgreens V	Sep 2013	1	14	7.9	100.0%
Walgreens VI	Sep 2013	1	15	9.6	100.0%
FedEx Ground I	Sep 2013	1	22	3.7	100.0%
Walgreens VII	Sep 2013	8	113	9.8	100.0%
O'Charley's I	Sep 2013	20	136	12.1	100.0%
Krystal I	Sep 2013	6	13	10.0	100.0%
1st Constitution Bancorp I	Sep 2013	1	5	4.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
American Tire Distributors I	Sep 2013	1	125	4.3	100.0%
Tractor Supply II	Oct 2013	1	24	4.0	100.0%
United Healthcare I	Oct 2013	1	400	1.8	100.0%
National Tire & Battery II	Oct 2013	1	7	12.7	100.0%
Tractor Supply III	Oct 2013	1	19	8.6	100.0%
Mattress Firm II	Oct 2013	1	4	10.0	100.0%
Dollar General XI	Oct 2013	1	9	7.6	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	3.5	100.0%
Amazon I	Oct 2013	1	79	3.8	100.0%
Fresenius II	Oct 2013	2	16	7.9	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	9.2	100.0%
Dollar General XIII	Nov 2013	1	9	6.5	100.0%
Advance Auto II	Nov 2013	2	14	3.6	100.0%
FedEx Ground II	Nov 2013	1	49	3.8	100.0%
Burger King I	Nov 2013	41	168	14.2	100.0%
Dollar General XIV	Nov 2013	3	27	8.7	100.0%
Dollar General XV	Nov 2013	1	9	9.1	100.0%
FedEx Ground III	Nov 2013	1	24	3.9	100.0%
Dollar General XVI	Nov 2013	1	9	6.2	100.0%
Family Dollar V	Nov 2013	1	8	3.5	100.0%
CVS III	Dec 2013	1	11	4.3	100.0%
Mattress Firm III	Dec 2013	1	5	8.8	100.0%
Arby's II	Dec 2013	1	3	8.6	100.0%
Family Dollar VI	Dec 2013	2	17	4.3	100.0%
SAAB Sensis I	Dec 2013	1	91	5.5	100.0%
Citizens Bank I	Dec 2013	9	35	4.3	100.0%
SunTrust Bank II	Jan 2014	19	94	9.1	100.0%
Mattress Firm IV	Jan 2014	1	5	4.9	100.0%
FedEx Ground IV	Jan 2014	1	59	3.8	100.0%
Mattress Firm V	Jan 2014	1	6	4.1	100.0%
Family Dollar VII	Feb 2014	1	8	4.8	100.0%
Aaron's I	Feb 2014	1	8	3.9	100.0%
AutoZone III	Feb 2014	1	7	3.5	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	2.8	100.0%
Advance Auto III	Feb 2014	1	6	4.9	100.0%
Family Dollar VIII	Mar 2014	3	25	3.8	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	8.5	100.0%
SunTrust Bank III (2)	Mar 2014	81	464	10.1	91.6%
SunTrust Bank IV	Mar 2014	12	67	9.8	100.0%
Dollar General XVIII	Mar 2014	1	9	8.5	100.0%
Sanofi US I	Mar 2014	1	737	13.3	100.0%
Family Dollar IX	Apr 2014	1	8	4.5	100.0%
Stop & Shop I	May 2014	7	492	7.3	100.0%
Bi-Lo I	May 2014	1	56	6.3	100.0%
Dollar General XIX	May 2014	1	12	8.9	100.0%
Dollar General XX	May 2014	5	49	7.6	100.0%
Dollar General XXI	May 2014	1	9	8.9	100.0%
Dollar General XXII	May 2014	1	11	7.6	100.0%
FedEx Ground V	Feb 2016	1	46	5.8	100.0%
FedEx Ground VI	Feb 2016	1	121	5.9	100.0%
FedEx Ground VII	Feb 2016	1	42	6.0	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VIII	Feb 2016	1	79	6.1	100.0%
Liberty Crossing	Feb 2017	1	106	4.0	90.9%
San Pedro Crossing	Feb 2017	1	202	3.1	59.9%
Tiffany Springs MarketCenter	Feb 2017	1	265	5.9	87.6%
The Streets of West Chester	Feb 2017	1	237	9.9	93.8%
Prairie Towne Center	Feb 2017	1	289	5.9	40.8%
Southway Shopping Center	Feb 2017	1	182	3.6	88.5%
Stirling Slidell Centre	Feb 2017	1	134	2.8	48.5%
Northwoods Marketplace	Feb 2017	1	236	2.8	96.5%
Centennial Plaza	Feb 2017	1	234	3.9	77.8%
Northlake Commons	Feb 2017	1	109	2.4	86.6%
Shops at Shelby Crossing	Feb 2017	1	236	3.3	97.6%
Shoppes of West Melbourne	Feb 2017	1	144	2.6	97.3%
The Centrum	Feb 2017	1	271	4.5	58.4%
Shoppes at Wyomissing	Feb 2017	1	103	3.2	89.4%
Southroads Shopping Center	Feb 2017	1	438	4.1	71.2%
Parkside Shopping Center	Feb 2017	1	182	3.9	96.1%
Colonial Landing	Feb 2017	1	264	6.2	81.9%
The Shops at West End	Feb 2017	1	382	7.2	73.0%
Township Marketplace	Feb 2017	1	299	3.7	86.5%
Cross Pointe Centre	Feb 2017	1	226	9.4	100.0%
Towne Centre Plaza	Feb 2017	1	94	3.6	100.0%
Village at Quail Springs	Feb 2017	1	100	7.7	100.0%
Pine Ridge Plaza	Feb 2017	1	239	3.5	97.5%
Bison Hollow	Feb 2017	1	135	5.1	100.0%
Jefferson Commons	Feb 2017	1	206	7.0	93.7%
Northpark Center	Feb 2017	1	318	5.8	99.2%
Anderson Station	Feb 2017	1	244	3.7	99.5%
Patton Creek	Feb 2017	1	491	3.5	85.9%
North Lakeland Plaza	Feb 2017	1	171	3.1	96.3%
Riverbend Marketplace	Feb 2017	1	143	4.4	91.6%
Montecito Crossing	Feb 2017	1	180	4.1	92.9%
Best on the Boulevard	Feb 2017	1	205	3.6	91.0%
Shops at RiverGate South	Feb 2017	1	141	6.1	100.0%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	72	9.9	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	5.3	100.0%
Bob Evans I	Apr 2017	23	117	17.6	100.0%
FedEx Ground IX	May 2017	1	54	6.7	100.0%
Chili's II	May 2017	1	6	8.1	100.0%
Sonic Drive In I	Jun 2017	2	3	12.8	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	9.9	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	10.1	100.0%
FedEx Ground X	Jul 2017	1	142	7.8	100.0%
Chili's III	Aug 2017	1	6	8.1	100.0%
FedEx Ground XI	Sep 2017	1	29	7.8	100.0%
Hardee's I	Sep 2017	4	13	18.0	100.0%
Tractor Supply IV	Oct 2017	2	51	7.1	100.0%
Circle K II	Nov 2017	6	20	17.8	100.0%
Sonic Drive In II	Nov 2017	20	31	18.2	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	10.8	100.0%
Sonny's BBQ I	Jan 2018	3	19	14.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Mountain Express I	Jan 2018	9	30	18.3	100.0%
Kum & Go I	Feb 2018	1	5	8.7	100.0%
DaVita I	Feb 2018	2	13	6.4	100.0%
White Oak I	Mar 2018	9	22	18.5	100.0%
Mountain Express II	Jun 2018	15	59	18.6	100.0%
Dialysis I	Jul 2018	7	65	8.6	100.0%
Children of America I	Aug 2018	2	33	13.9	79.7%
Burger King II	Aug 2018	1	3	13.9	100.0%
White Oak II	Aug 2018	9	18	18.1	100.0%
Bob Evans II	Aug 2018	22	112	17.6	100.0%
Mountain Express III	Sep 2018	14	47	18.8	100.0%
Taco John's	Sep 2018	7	15	14.1	100.0%
White Oak III	Oct 2018	1	4	19.1	100.0%
DaVita II	Oct 2018	1	10	8.0	100.0%
Pizza Hut I	Oct 2018	9	23	14.0	100.0%
Little Caesars I	Dec 2018	11	19	19.3	100.0%
Caliber Collision I	Dec 2018	3	48	12.5	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	11.9	100.0%
Fresenius III	Jan 2019	6	44	7.7	100.0%
Pizza Hut II	Jan 2019	31	90	19.4	100.0%
Mountain Express IV	Feb 2019	8	28	19.4	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	19.4	93.6%
Fresenius IV	Mar 2019	1	9	12.2	100.0%
Mountain Express VI	Jun 2019	1	3	19.4	100.0%
IMTAA	May 2019	11	37	19.7	100.0%
Pizza Hut III	May 2019; Jun 2019	13	45	19.7	100.0%
Fresenius V	Jun 2019	2	19	12.6	100.0%
Fresenius VI	Jun 2019	1	10	7.3	100.0%
Fresenius VII	Jun 2019	3	59	11.0	50.1%
Caliber Collision II	Aug 2019	1	19	9.5	100.0%
Dollar General XXV	Sep 2019	5	44	11.2	100.0%
Dollar General XXIV	Sep 2019	8	72	14.8	100.0%
Mister Carwash I	Sep 2019	3	13	20.0	100.0%
Checkers I	Sep 2019	1	1	19.8	100.0%
DaVita III	Sep 2019	1	13	9.7	100.0%
Dialysis II	Sep 2019	50	433	8.2	100.0%

		771	18,247	8.9	95.2%
________

(1)	Remaining lease term in years as of September 30, 2019. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes one property leased to SunTrust Banks, Inc. (“SunTrust”) which was unoccupied as of September 30, 2019 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
We owned 515 properties for the entirety of both the three months ended September 30, 2019 and 2018 (our “Three Month Same Store”) that were 93.1% leased as of September 30, 2019. From July 1, 2018 through September 30, 2019, we acquired 256 properties (our “Acquisitions Since July 1, 2018’’) that were 97.3% leased as of September 30, 2019. From July 1, 2018 through September 30, 2019, we sold 45 properties (our “Disposals Since July 1, 2018’’).

The following table summarizes our leasing activity during the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	22	489,384	$—	$1,971	$814	$1.66
Lease renewals/amendments (2)	24	242,768	$2,870	$2,900	$166	$0.68
Lease terminations (3)	(4)	(12,136)	$180	$—	$—	$—
______

(1)	Rental income on a straight-line basis.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended September 30, 2019. Annualized SLR for new leases excludes rent received during the three months ended September 30, 2019 for eight new short term leases of approximately 295,000 rentable square feet.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $2.9 million for the three months ended September 30, 2019, as compared to net loss attributable to common stock holders of $27.2 million for the three months ended September 30, 2018. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive income (loss) in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$65,149	$69,847	$(4,698)	$7,713	$880	$6,833	$1	$4,161	$(4,160)	$72,863	$74,888	$(2,025)
Less: Property operating	12,257	12,805	(548)	162	16	146	(21)	676	(697)	12,398	13,497	(1,099)
NOI	$52,892	$57,042	$(4,150)	$7,551	$864	$6,687	$22	$3,485	$(3,463)	$60,465	$61,391	$(926)
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
Revenue from Tenants
Revenue from tenants decreased $2.0 million to $72.9 million for the three months ended September 30, 2019, compared to $74.9 million for the three months ended September 30, 2018. This decrease was due to a $4.7 million decrease in our Three Month Same Store properties, the result of the write off of a below market lease liability, which is recognized in revenue, during the three months ended September 30, 2018 in excess of similar activity during the three months ended September 30, 2019, and a decrease of $4.2 million from our Disposals Since July 1, 2018, partially offset by incremental income from our Acquisitions Since July 1, 2018 of approximately $6.8 million. We acquired 69 properties during the three months ended September 30, 2019. Based upon leases in place at acquisition, we expect these acquisitions to result in rent revenue of approximately $3.3 million on a quarterly basis.
Property Operating Expenses
Property operating expenses decreased $1.1 million to $12.4 million for the three months ended September 30, 2019 compared to $13.5 million for the three months ended September 30, 2018. This decrease was primarily driven by a decrease of $0.7 million due to our Disposals Since July 1, 2018 and a $0.5 million decrease in our Three Month Same Store properties.

Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees, which include a base management fee, which has a fixed and variable portion and a variable incentive management fee, increased $0.7 million to $6.5 million for the three months ended September 30, 2019, compared to $5.8 million for the three months ended September 30, 2018, primarily due to an increase in the variable portion of the base management fee due to our issuances of equity securities during 2019. The variable portion of the base management fee is calculated on a monthly basis as an amount equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us, which includes common stock, preferred stock, certain convertible debt, and proceeds from the Post-Listing DRIP (if any). The variable portion of the base management fee will increase in connection with future issuances of equity securities. Additionally, the fixed portion of the base management fee increased by $0.4 million pursuant to an increase in the fixed portion of the base management fee in February 2019 in accordance with the terms of the advisory agreement.
During the three months ended September 30, 2019, we also incurred our first variable incentive management fee of $0.1 million. This fee is based on Core Earnings per share in excess of $0.0275 per share for the three months ended June 30, 2019. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We recognized $1.2 million of impairment charges during the three months ended September 30, 2018. This amount is comprised of impairment charges of $0.9 million related to properties classified as held for use as of September 30, 2018, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value. The remaining $0.3 million of impairment charges were recorded upon reclassification of properties to assets held for sale during the quarter ended September 30, 2018, to adjust the properties to their fair value less estimated cost of disposal. We did not recognize impairment charges during the three months ended September 30, 2019.
Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $1.1 million to $0.5 million for the three months ended September 30, 2019, compared to $1.5 million for the three months ended September 30, 2018. The decrease was due to lower prepayment charges on mortgages related to our dispositions during the three months ended September 30, 2019 and lower litigation costs, as compared to the prior year quarter. The prepayment charges on mortgages were $0.3 million and $0.5 million during the three month periods ended September 30, 2019 and 2018, respectively.
Listing Fees
During the three months ended September 30, 2018, we paid $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to BMO Capital Markets Corp., our financial advisor for the Listing.
Vesting and Conversion of Class B Units
During the three months ended September 30, 2018, we recorded a non-cash expense of $15.8 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units, which were previously issued to the Advisor, were satisfied upon completion of the Listing. The Class B Units were then converted into an equal number of Class A Units and redeemed for an equal number of newly issued shares of Class A common stock. For additional details regarding the Class B Units, please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on From 10-Q.
Equity-Based Compensation
During the three months ended September 30, 2019 and 2018, we recorded non-cash equity-based compensation expense of $3.2 million and $2.2 million, respectively, relating to restricted shares granted to our board of directors and units granted pursuant to a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of limited partnership designated as “LTIP Units” (“LTIP Units”) were awarded to the Advisor, effective at the Listing. For additional details on the 2018 OPP, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense decreased $2.5 million to $3.6 million for the three months ended September 30, 2019, compared to $6.1 million for the three months ended September 30, 2018. The decrease was due to lower legal and professional fees, primarily lower transfer agent costs, following the Listing, as well as lower general and administrative expense reimbursements to our Advisor, which decreased $0.1 million to $2.2 million for three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.4 million to $29.9 million for the three months ended September 30, 2019, compared to $35.3 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease of $5.6 million related to our Three Month Same Store properties and a decrease of $2.3 million from our Disposals Since July 1, 2018. These decreases were partially offset by an increase of $2.5 million in depreciation related to the Acquisitions Since July 1, 2018. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2019, we sold two properties which resulted in gains on sale. These properties sold for an aggregate contract price of $6.6 million, resulting in aggregate gains on sale of $1.9 million. During the three months ended September 30, 2018, we sold six properties for an aggregate contract price of $28.3 million, resulting in aggregate gains on sale of $1.3 million.
Interest Expense
Interest expense increased $1.6 million to $18.6 million for the three months ended September 30, 2019, compared to $17.0 million for the three months ended September 30, 2018. This increase is primarily due to higher average balance on our revolving Credit Facility when compared to the average balance for the three months ended September 30, 2018. As of September 30, 2018, $260.7 million was outstanding under our Credit Facility, and as of September 30, 2019, $317.7 million was outstanding under our Credit Facility. Also contributing to the higher interest expense was an increase in mortgage notes payable. For the three months ended September 30, 2019 and 2018, the weighted-average interest rates on our Credit Facility were 4.16% and 4.04%, respectively, and the weighted average interest rates on our mortgage notes payable were 4.55% and 4.65%, respectively.
Comparison of the Nine Months Ended September 30, 2019 and 2018
We owned 476 properties for the entirety of both the nine months ended September 30, 2019 and 2018 (our “Nine Month Same Store”), that were 93.0% leased as of September 30, 2019. Additionally, during 2018 and the three quarters of 2019, we acquired 295 properties (our “Acquisitions Since January 1, 2018”), that were 97.5% leased as of September 30, 2019. During 2018 and the nine months ended September 30, 2019, we sold 64 properties (our “Disposals Since January 1, 2018”).
The following table summarizes our leasing activity during the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	35	572,378	$—	$3,226	$1,565	$2.73
Lease renewals/amendments (2)	81	666,877	8,898	8,908	543	$0.81
Lease terminations (3)	(16)	(231,868)	2,292	—	—	$—
________

(1)	Rental income on a straight-line basis

(2)
New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the life or change the rental terms of the lease during the nine months ended September 30, 2019. Annualized SLR for new leases excludes rent received during the nine months ended September 30, 2019 for eight new short term leases of approximately 295,000 rentable square feet.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Income (Loss) Attributable to Common Stockholders
Net income attributable to stockholders increased $25.6 million to income of $1.7 million for the nine months ended September 30, 2019 compared to loss of $23.9 million for the nine months ended September 30, 2018. The change in net income (loss) attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.

Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$197,547	$197,853	$(306)	$23,784	$3,966	$19,818	$2,182	$14,296	$(12,114)	$223,513	$216,115	$7,398
Less: Property operating	37,700	37,904	(204)	645	21	624	26	2,084	(2,058)	38,371	40,009	(1,638)
NOI	$159,847	$159,949	$(102)	$23,139	$3,945	$19,194	$2,156	$12,212	$(10,056)	$185,142	$176,106	$9,036
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
Revenue from Tenants
Revenue from tenants increased $7.4 million to $223.5 million for the nine months ended September 30, 2019, compared to $216.1 million for the nine months ended September 30, 2018. This increase was due to incremental income from our Acquisitions Since January 1, 2018 of approximately $19.8 million, partially offset by decreases in revenue from our Disposals Since January 1, 2018 of $12.1 million and from our Nine Month Same Store properties of $0.3 million. The decrease in our Nine Month Same Store Revenue from tenants was primarily due to a decrease in the balances of below market lease liabilities written off and recognized as revenue during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2019. This decrease was nearly offset by the recording of a termination fee, net of related adjustments, as a result of us entering into a termination agreement with a tenant at one of our multi-tenant properties. The termination agreement required the tenant to pay us a termination fee of approximately $8.0 million. As a result we recorded termination income, net, of $7.6 million in revenue from tenants during the nine months ended September 30, 2019. We have entered into two leases to replace the tenant, with payment of rent on these replacement leases expected to commence during early 2020. We also estimate we will be required to fund an estimated $6.6 million in build out costs for these tenants, which are expected to be completed in the fourth quarter 2019.
Property Operating Expenses
Property operating expense decreased $1.6 million to $38.4 million for the nine months ended September 30, 2019, compared to $40.0 million for the nine months ended September 30, 2018. This decrease was primarily driven by decreases of $2.1 million from our Disposals Since January 1, 2018 and from our Nine Month Same Store properties of $0.2 million, offset by an increase of $0.6 million from our Acquisitions Since January 1, 2018.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.6 to $18.9 million for the nine months ended September 30, 2019, compared to $17.3 million for the nine months ended September 30, 2018 primarily due to an increase in the fixed portion of the base management fee from $21.0 million annually to $22.5 million annually on February 17, 2018 and to $24.0 million annually on February 17, 2019, as well as an increase in the variable portion of the fee related to our equity issuances. Please see “Comparison of the Three Months Ended September 30, 2019 and 2018” above and Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $0.8 million of impairment charges during the nine months ended September 30, 2019, of which $0.7 million related to one property classified as held for use September 30, 2019, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.1 million of impairment charges were recorded upon classification of properties as assets held for sale during the nine months ended September 30, 2019, to adjust the properties to their fair value less estimated cost of disposal.
We recognized $10.1 million of impairment charges during the nine months ended September 30, 2018, the majority of which related to 11 properties classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed LOI and PSA.
Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.

Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $2.7 million to $3.2 million for the nine months ended September 30, 2019, compared to $5.9 million for the nine months ended September 30, 2018. The decrease was due to lower litigation costs and lower prepayment charges on mortgages related to our dispositions during the nine months of 2019, as compared to the prior year period. The prepayment charges on mortgages were $2.2 million and $3.4 million during the nine month periods ended September 30, 2019 and 2018, respectively.
Listing Fees
During the nine months ended September 30, 2018, we paid $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to BMO Capital Markets Corp., our financial advisor for the Listing.
Vesting and Conversion of Class B Units
During the nine months ended September 30, 2018, we recorded a non-cash expense of $15.8 million related to the vesting and conversion of Class B Units. The vesting conditions relating to the Class B Units, which were previously issued to the Advisor, were satisfied upon completion of the Listing. The Class B Units were then converted into an equal number of Class A Units and redeemed for an equal number of newly issued shares of Class A common stock. For additional details regarding the Class B Units, please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Equity-Based Compensation
During the nine months ended September 30, 2019 and 2018, we recorded non-cash equity-based compensation expense of $9.5 million and $2.3 million, respectively, relating to restricted shares granted to our board of directors and the units granted pursuant to the 2018 OPP. For additional details regarding the 2018 OPP, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense increased $0.8 million to $16.1 million for the nine months ended September 30, 2019, compared to $16.9 million for the nine months ended September 30, 2018. The increase was due to higher general and administrative expense reimbursements to our Advisor, which increased $1.0 million to $7.7 million for nine months ended September 30, 2019, compared to $6.7 million for the nine months ended September 30, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $14.4 million to $92.9 million for the nine months ended September 30, 2019, compared to $107.3 million for the nine months ended September 30, 2018. Depreciation and amortization expense was impacted by decreases of $7.1 million from our Disposals Since January 1, 2018 and $14.1 million from our Nine Month Same Store properties, partially offset by an increase of $6.8 million related to our Acquisitions Since January 1, 2018. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Goodwill Impairment
During the nine months ended September 30, 2019, we fully impaired the $1.6 million of goodwill recorded in connection with the completion of the merger (the “Merger”) between us and American Realty Capital–Retail Centers of America, Inc. (“RCA”) in February 2017, as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of the our real estate and market-based factors.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2019, we sold 20 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $115.4 million, resulting in aggregate gains on sale of $19.2 million. During the nine months ended September 30, 2018, we sold 25 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $115.1 million, resulting in aggregate gains on sale of $29.6 million.
Interest Expense
Interest expense increased $9.8 million to $59.0 million for the nine months ended September 30, 2019, compared to $49.2 million for the nine months ended September 30, 2018. This increase is primarily related to higher average balance on our revolving Credit Facility when compared to our prior credit facility, which was repaid with the proceeds from our Credit Facility in May 2018. Outstanding balances on our Credit Facility were $317.7 million and $260.7 million, respectively, as of September 30, 2019 and 2018. Also contributing to the higher interest expense was an increase in mortgage notes payable and higher weighted-average interest rates on our Credit Facility. As of September 30, 2019 and 2018, the weighted-average interest rates on our Credit Facility were 4.16% and 4.04%, respectively, and the weighted-average interest rates on our mortgage notes payable were 4.55% and 4.65%, respectively. Additionally, the increase is due to $1.5 million recorded during the nine months ended September 30, 2019 as a result of the termination of interest rate swaps after repayment of certain mortgages.
Other (Expense) Income
Other (expense) income was income of $3.3 million for the nine months ended September 30, 2019, compared to income of $0.1 million for the nine months ended September 30, 2018. The increase was primarily due to insurance reimbursements related to litigation arising out of the Merger and claims on property damage.
Cash Flows from Operating Activities
Our cash flows from operating activities increased $4.4 million to $78.2 million during the nine months ended September 30, 2019, from $73.8 million during the nine months ended September 30, 2018, primarily due to the results of property operations driven by contributions from our Acquisitions Since January 1, 2018, which were partially offset by the loss of income from properties sold during the same period.
Cash Flows from Investing Activities
The net cash used in investing activities during the nine months ended September 30, 2019 of $345.9 million consisted primarily of cash paid for investments in real estate and other assets of $365.4 million, capital expenditures of $9.2 million, partially offset by cash received from the sale of real estate investments, (net of mortgage loans repaid) of $25.8 million and deposits for real estate acquisitions of $2.9 million.
The net cash used in investing activities during the nine months ended September 30, 2018 of $163.3 million consisted primarily of cash paid for investments in real estate and other assets of $192.6 million and capital expenditures of $7.8 million, partially offset by proceeds received from the sale of real estate investments of $37.2 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $254.6 million during the nine months ended September 30, 2019 consisted primarily of proceeds received from mortgage notes payable (net of principal repayments) of $209.8 million and net proceeds received from the issuance of Series A Preferred Stock of $147.6 million, partially offset by net repayments on our Credit Facility of $7.0 million, cash dividends paid to holders of Class A Common Stock of $87.9 million, payments of financing costs of $9.9 million and prepayment charges on mortgages of $2.2 million.
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
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our Class A Common Stock ATM Program our Series A Preferred Stock ATM Program or other offerings of debt or equity securities. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $76.8 million and $91.5 million, respectively. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of September 30, 2019, we had $1.3 billion of mortgage notes payable outstanding and $317.7 million outstanding under our Credit Facility. On May 30, 2019, we completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes (the “Net Lease Mortgage Notes”). Please see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2019, our net debt to gross asset value ratio was 39%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums, net) less cash and cash equivalents. Gross asset value is defined as carrying value of our real estate assets excluding the effect of accumulated depreciation and amortization. As of September 30, 2019, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.55% and 4.16% respectively. Based on debt outstanding as of September 30, 2019, future anticipated principal payments on our mortgage notes payable for the remainder of 2019 and the year ended December 31, 2020 are $1.0 million and $539.2 million, respectively.
As of September 30, 2019, we had $3.8 billion in gross real estate assets, at carrying value, and we had pledged $2.1 billion in gross real estate assets, at carrying value, as collateral for our mortgage notes payable. In addition, $1.1 billion in gross real estate investments were included in the unencumbered asset pool comprising the borrowing base under our Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under our Credit Facility, which would reduce the amount available to us on the Credit Facility.
Net Lease Mortgage Notes
On May 30, 2019, certain of our subsidiaries completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poors comprised of $121.0 million initial principal amount with an anticipated repayment date in May 2029 and an interest rate of 4.46%. Please see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
The collateral pool for the Net Lease Mortgage Notes is comprised of 202 of our double- and triple-net leased single tenant properties that were transferred to our issuer subsidiaries in connection with the issuance of the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to us for general corporate purposes, including to fund acquisitions. At closing, we repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under our Credit Facility. We removed 153 of our properties from the borrowing base under our Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and we added ten recently acquired properties to the collateral pool securing the Net Lease Mortgage Notes.
Credit Facility - Terms and Capacity
On April 26, 2018, we repaid our prior credit facility and entered into our Credit Facility, which provides for commitments for aggregate revolving loan borrowings. Our Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under our Credit Facility may be increased from the initial level of $415.0 million by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2019, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under our Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of September 30, 2019, exclusive of the $2.7 million in letters of credit posted, we had a total borrowing capacity under our Credit Facility of $496.3 million based on the value of the borrowing base under our Credit Facility. Of this amount, $317.7 million was outstanding under our Credit Facility as of September 30, 2019 and $178.6 million remained available for future borrowings. As of December 31, 2018, $324.7 million was outstanding under our Credit Facility.
Our Credit Facility requires payments of interest only. Upon the Listing, the maturity date of our Credit Facility was extended from April 26, 2020 to April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year, to April 26, 2023. Borrowings under our Credit Facility bear interest at either (i) the Base Rate (as defined in our Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
Acquisitions and Dispositions — Three and Nine Months Ended September 30, 2019
One of our primary uses of cash during the three and nine months ended September 30, 2019 was for acquisitions of properties.

During the nine months ended September 30, 2019, we acquired 165 properties for an aggregate purchase price of $365.4 million, including capitalized acquisition costs. The acquisitions of 69 of these properties for $181.0 million, including capitalized acquisitions costs, were completed during the three months ended September 30, 2019. These acquisitions were funded through a combination of draws on the Credit Facility, proceeds from the issuance and sale of Series A Preferred Stock and Class A Common Stock (discussed below), proceeds from dispositions of properties (discussed below), and proceeds from the Net Lease Mortgage Notes.
During the nine months ended September 30, 2019, we sold 20 properties, for an aggregate contract price of $115.4 million, excluding disposition related costs, of which two properties were sold during the three months ended September 30, 2019 for an aggregate contract price of $6.6 million, excluding disposition related costs. In connection with sales made during the nine months ended September 30, 2019, we repaid $89.3 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $25.8 million. In connection with sales made during the three months ended September 30, 2019, $3.8 million was used to repay related debt and net proceeds from these dispositions were $3.2 million.
Acquisitions and Dispositions — Subsequent to September 30, 2019
Subsequent to September 30, 2019, and through October 15, 2019, we acquired no additional properties. We have entered into PSAs to acquire an additional 31 properties for an aggregate contract purchase price of approximately $46.0 million and an LOI to acquire an additional 17 properties for approximately $11.9 million. The PSAs are subject to conditions, and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using proceeds from future dispositions of properties, proceeds from borrowings (including mortgage borrowings and borrowings under our Credit Facility) and net proceeds received from our Class A Common Stock ATM Program and Series A Preferred Stock ATM Program to fund the consideration required to complete these acquisitions.
Subsequent to September 30, 2019, and through October 15, 2019, we sold three properties with an aggregate contract sale price of approximately $10.8 million. In connection with these sales made, we repaid $4.1 million of mortgage debt. We have also entered into PSAs to dispose of an additional three properties (leased to SunTrust), for an aggregate contract sale price of approximately $6.0 million and LOIs to dispose of two properties for approximately $5.4 million. The PSAs are subject to conditions, and the LOIs are non-binding. There can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
Preferred Stock Underwritten Offerings
On March 26, 2019, we completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock, in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by us. On April 10, 2019, the underwriters in the offering exercised their option to purchase additional shares of Series A Preferred Stock, and we sold an additional 146,000 shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts.
On September 9, 2019, we completed the issuance and sale of 3,450,000 shares of Series A Preferred Stock, (including 450,000 shares issued and sold pursuant to the underwriter’s exercise of its option to purchase additional shares in full) in an underwritten public offering at a public offering price equal to $25.25 per share. The offering generated gross proceeds of $87.1 million and net proceeds of $83.5 million, after deducting underwriting discounts and offering costs paid by us.
ATM Programs
In May 2019, we established the Class A Common Stock ATM Program pursuant to which we may sell up to $200.0 million in shares of Class A common stock, from time to time through our sales agents and the Series A Preferred Stock ATM Program, pursuant to which, following a $50.0 million increase in the maximum aggregate offering amount in October 2019, we may sell up to $100.0 million in shares of Series A Preferred Stock, from time to time through our sales agents. We intend to use any net proceeds from these offerings for general corporate purposes, including funding property acquisitions, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital.
We sold 432,247 shares under the Class A Common Stock ATM Program for gross proceeds of $6.1 million, before commissions and other issuance costs of approximately $0.1 million, during the three and nine months ended September 30, 2019.
During the nine months ended September 30, 2019, we sold 1,240,056 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $31.6 million, before commissions paid of approximately $0.5 million. During the three months ended September 30, 2019, we sold 933,456 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $23.8 million, before commissions paid of approximately $0.4 million.

Common Stock Repurchases
During the nine months ended September 30, 2019, we repurchased 19,870 fractional shares of Class B-2 common stock in connection with the automatic conversion of all shares of Class B-2 common stock into shares of Class A common stock on January 9, 2019 at a price of $13.78 per share for a total of approximately $0.3 million, funded from cash on hand.
Authorized Repurchase Program
Effective at the Listing, our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock we may implement through open market repurchases or in privately negotiated transaction based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. As of September 30, 2019 the total of our remaining availability for future borrowings and cash and cash equivalents was $255.4 million. In accordance with the Credit Facility, in order for us to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, we would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. Accordingly, if we decide to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any repurchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
Distribution Reinvestment Program
Our Pre-Listing DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date with the Post-Listing DRIP. Participants in the Pre-Listing DRIP prior to this amendment and restatement continued to be participants in the Post-Listing DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the nine months ended September 30, 2019 and the year ended December 31, 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. Detail related to our capital expenditures is as follows:

(In thousands)	Nine Months Ended September 30, 2019
Capital Expenditures
Revenue enhancing	$5,278
Maintenance	3,916
Total Capital Expenditures	9,194
Leasing commissions	3,059
Total	$12,253
We define revenue enhancing capital expenditures as improvements to our properties that will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue.
Also, as of September 30, 2019 and December 31, 2018, we had $4.0 million and $0.9 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(2,931)	$(27,245)	$1,726	$(23,885)
Impairment charges	—	1,172	827	10,057
Depreciation and amortization	29,901	35,332	92,911	107,269
Gain on sale of real estate investments	(1,933)	(1,328)	(19,171)	(29,590)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(45)	(59)	(121)	(161)
FFO (as defined by NAREIT) attributable to common stockholders [5]	24,992	7,872	76,172	63,690
Acquisition, transaction and other costs [1]	489	1,549	3,235	5,941
Litigation cost reimbursements related to the Merger [2]	—	—	(1,948)	—
Listing fees	—	4,988	—	4,988
Vesting and conversion of Class B Units	—	15,786	—	15,786
Amortization (accretion) of market lease and other intangibles, net	(2,503)	(5,766)	(6,065)	(9,444)
Straight-line rent	(2,716)	(2,589)	(5,478)	(7,382)
Amortization of mortgage discounts (premiums) on borrowings	(839)	(857)	(2,472)	(2,693)
Mark-to-market adjustments	—	—	—	(72)
Equity-based compensation [3]	3,217	2,240	9,506	2,331
Amortization of deferred financing costs, net and change in accrued interest	725	1,734	5,116	5,279
Goodwill impairment [4]	—	—	1,605	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	3	(29)	(3)	(25)
AFFO attributable to common stockholders [5]	$23,368	$24,928	$79,668	$78,399
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
[5] FFO and AFFO for the nine months ended September 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO, consistent with what we believe to be general industry practice.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unleveraged basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
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
The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,364	$4,781	$21	$(19,097)	$(2,931)
Asset management fees to related party	—	—	—	6,545	6,545
Acquisition, transaction and other costs	266	—	—	223	489
Equity-based compensation	—	—	—	3,217	3,217
General and administrative	307	2	1	3,263	3,573
Depreciation and amortization	27,098	2,803	—	—	29,901
Interest expense	15,800	—	—	2,769	18,569
Gain on sale of real estate investments	(1,933)	—	—	—	(1,933)
Other income	(10)	(35)	—	(3)	(48)
Preferred Stock dividends	—	—	—	3,079	3,079
Net loss attributable to non-controlling interests	—	—	—	4	4
NOI	$52,892	$7,551	$22	$—	$60,465
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the three months ended September 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$8,786	$561	$1,329	$(37,921)	$(27,245)
Asset management fees to related party	—	—	—	5,849	5,849
Impairment charges	—	—	1,172	—	1,172
Acquisition, transaction and other costs	489	—	15	1,045	1,549
Listing fees	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	15,786	15,786
Equity-based compensation	—	—	—	2,240	2,240
General and administrative	307	—	15	5,764	6,086
Depreciation and amortization	32,747	303	2,282	—	35,332
Interest expense	14,722		—	2,295	17,017
Gain on sale of real estate investments	—	—	(1,328)	—	(1,328)
Other income	(9)	—	—	—	(9)
Net loss attributable to non-controlling interests	—	—	—	(46)	(46)
NOI	$57,042	$864	$3,485	$—	$61,391
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$29,912	$15,128	$17,906	$(61,220)	$1,726
Asset management fees to related party	—	—	—	18,918	18,918
Impairment charges	700	—	127	—	827
Acquisition and transaction related	2,291	3	—	941	3,235
Equity-based compensation	—	—	—	9,506	9,506
General and administrative	1,012	39	7	15,017	16,075
Depreciation and amortization	83,549	8,005	1,357	—	92,911
Goodwill impairment	—	—	—	1,605	1,605
Interest expense	45,551	—	—	13,453	59,004
Gain on sale of real estate investments	(1,933)	—	(17,238)	—	(19,171)
Other income	(1,235)	(36)	(3)	(1,986)	(3,260)
Preferred Stock dividends	—	—	—	3,751	3,751
Net income attributable to non-controlling interests	—	—	—	15	15
NOI [1]	$159,847	$23,139	$2,156	$—	$185,142
________
[1] NOI for the nine months ended September 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes.
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$12,603	$2,555	$23,273	$(62,316)	$(23,885)
Asset management fees to related party	—	—	—	17,295	17,295
Impairment charges	—	—	10,057	—	10,057
Acquisition and transaction related	3,529	171	17	2,224	5,941
Listing fees	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	15,786	15,786
Equity-based compensation	—	—	—	2,331	2,331
General and administrative	1,134	13	52	15,658	16,857
Depreciation and amortization	97,638	1,206	8,425	—	107,269
Interest expense	45,073	—	—	4,093	49,166
Gain on sale of real estate investments	—	—	(29,590)	—	(29,590)
Other income	(28)	—	(22)	(19)	(69)
Net income attributable to non-controlling interests	—	—	—	(40)	(40)
NOI	$159,949	$3,945	$12,212	$—	$176,106
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
During the nine months ended September 30, 2019, cash used to pay dividends on our common stock, preferred stock, distributions for LTIP Units and distributions for limited partnership units designated as “Class A Units” that correspond to each share of our common stock, was generated from cash flows provided by operations and cash on hand, which consists of proceeds from financings and sales of real estate investments.
Pursuant to the Credit Facility, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters subject to three limited exceptions. The third limited exception was added to the Credit Facility pursuant to an amendment entered into on November 4, 2019 (the “November Amendment”). We have elected to rely on all three of these exceptions during 2019. First we exercised our one-time right to elect to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of Modified FFO for each of three consecutive fiscal quarters and we relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 but subsequently revoked its election and did not rely on this exception for the quarter ended June 30, 2019. Next, we exercised our one-time right to elect to reset the look-back period such that (i) for the quarter ended June 30, 2019, we could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ended September 30, 2019, we could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, and (iii) for the three-quarter period ending December 31, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters. As a result, commencing with the quarter ending March 31, 2020, we will again not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters and will not be able to rely on any of these exceptions again without seeking consent from the lenders under the Credit Facility. Pursuant to the November Amendment, we are now permitted to pay distributions in an aggregate amount not exceeding 105% of Modified FFO for any applicable period (commencing with the period of two consecutive fiscal quarters ended on September 30, 2019) if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. As of September 30, 2019, we satisfied the maximum leverage ratio requirement and the total of the remaining availability for future borrowings and cash and cash equivalents was $255.4 million. We were therefore able to rely on this exception for the period of two consecutive fiscal quarters ended on September 30, 2019. We also expect to will rely on this exception in future periods. There is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility. Moreover, our ability, to maintain compliance with the Credit Facility depends on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with the Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all.
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

The following table shows the sources for the payment of dividends and other cash distributions:

	Three Months Ended						Nine Months Ended September 30, 2019
	March 31, 2019		June 30, 2019		September 30, 2019
(In thousands)	$	Percentage of Dividends	$	Percentage of Dividends		Percentage of Dividends	$	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,248		$29,207		$29,420		$87,875
Cash dividends paid to preferred stockholders	—		—		921		921
Cash distributions on LTIP Units	84		161		115		360
Cash distributions on Class A Units	47		48		16		111
Total dividends and other cash distributions paid	$29,379		$29,416		$30,472		$89,267

Source of dividend coverage:
Cash flows provided by operations [1]	$20,395	69.4%	$29,416	100.0%	$26,603	87.3%	$78,190	87.6%
Available cash on hand [2]	8,984	30.6%	—	—%	3,869	12.7%	11,077	12.4%
Total source of dividend coverage	$29,379	100.0%	$29,416	100.0%	$30,472	100.0%	$89,267	100.0%

Cash flows provided by operations (GAAP basis) [1]	$20,395		$31,192		$26,603		$78,190
Net (loss) income (in accordance with GAAP)	$(3,227)		$7,884		$(2,931)		$1,726
_____

[1] For the three month period ended June 30, 2019 and the nine month period ended September 30, 2019, cash flows provided by operations includes a lease termination income of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes. Excluding the termination fee income, the percentage of the dividends covered by the cash flows provided by operations would have been 74% and 81% for the three month period ended June 30, 2019 and September 30, 2019, respectively.
[2] Consists of cash on hand including borrowings under our Credit Facility and proceeds from dispositions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2019, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at September 30, 2019, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, RCA, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time proposed Merger and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of ours at the time of the merger (“Additional Director Defendants”), Nicholas Radesca, our chief financial officer at the time of the Merger, and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2019 or 2018.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intend to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal from that order. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following a federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 24, 2019 plaintiffs filed amended complaints in each of the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company has not yet responded to the amended complaints.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
During the three and nine months ended September 30, 2019, we incurred approximately $0.2 million and $0.7 million in legal costs related to the above litigation and during the three and nine months ended September 30, 2018, we incurred $0.4 million and $1.5 million, respectively, in legal costs related to the litigation above. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by us, and during the nine months ended September 30, 2019, reimbursements of $1.9 million were received and recorded in other income in the consolidated statements of operations. The Company did not receive any reimbursements during the three months ended September 30, 2019. We may receive additional reimbursements in the future.
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
Pursuant to our Credit Facility and subject to limited exceptions, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of Modified FFO (as defined in our Credit Facility) for periods that will vary over the upcoming fiscal quarters, such that (i) for the quarter ended June 30, 2019, we could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter, (ii) for the two-quarter period ended September 30, 2019, we could not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior fiscal quarter, (iii) for the three-quarter period ending December 31, 2019, we may not pay distributions in an aggregate amount exceeding 95% of Modified FFO for that fiscal quarter and the prior two fiscal quarters, and (iv) commencing with the quarter ending March 31, 2020, we will not be able to pay distributions in an aggregate amount exceeding 95% of Modified FFO for any look-back period of four consecutive fiscal quarters. During the fiscal quarters ended December 31, 2018 and March 31, 2019, we relied on an exception under our Credit Facility permitting us to pay distributions in an aggregate amount exceeding 110% of Modified FFO for each of those fiscal quarters. We will not be able to rely on this exception again without seeking consent from the lenders under our Credit Facility. Commencing with the period of two consecutive fiscal quarters ended on September 30, 2019, we are also permitted to pay distributions in an aggregate amount exceeding 105% of Modified FFO for any applicable period if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million. We were able to rely on this exception for the period of two consecutive fiscal quarters ended on September 30, 2019, and we expect we will continue to rely on this exception in future periods. There is no assurance that the lenders will consent to any additional amendments to our Credit Facility that may become necessary to maintain compliance with our Credit Facility. Moreover, our ability to maintain compliance with our Credit Facility depends on our ability, and the time needed, to invest in new cash flow generating acquisitions. There is no assurance we will complete pending or future acquisitions. If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, our ability to comply with our Credit Facility or the terms of the Series A Preferred Stock in future periods may be adversely affected. Further, we may have to identify other financing sources to fund dividends. There can be no assurance that other sources will be available on favorable terms, or at all. Funding dividends from other sources could restrict the amount we can borrow for property acquisitions and investments.
The shares of the Series A Preferred Stock could be treated as “fast-pay stock,” which could subject our stockholders to adverse tax consequences.
Under United States Treasury regulations promulgated under Code Section 7701(1) (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of such stockholder’s investment (rather than a return on such stockholder’s investment), then the stock is characterized as “fast-pay stock,” and is subject to adverse tax treatment, described below. We did not structure the Series A Preferred Stock such that dividends paid by us are economically a return of our stockholders’ investment. However, under the Fast Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is issued for an amount that exceeds (by more than a de minimis amount, as determined under certain other Treasury regulations), the amount at which the stockholder can be compelled to dispose of the stock. Shares of the Series A Preferred Stock could be issued with a premium that is more than a de minimis amount.
If shares of the Series A Preferred Stock are determined to be fast-pay stock, then the treatment of the holders of shares of the Series A Preferred Stock would be treated for United States federal income tax purposes as having purchased a financial instrument from our other stockholders that has the same terms (other than the issuer) as the Series A Preferred Stock. Payments on the Series A Preferred Stock would be deemed to be made to our other stockholders and those stockholders would be deemed to pay equal amounts to the holders of the Series A Preferred Stock under the deemed financial instrument. However, because payments would be deemed to be made to the holders of Series A Preferred Stock under the deemed financial instrument rather than on the shares of the Series A Preferred Stock, dividends received by the holders of the Series A Preferred Stock generally would be treated as ordinary income (and no portion of those dividends would be treated as a capital gain distribution). In addition, if any Series A Preferred Stock we issue in an offering is determined to be fast-pay stock, it would not be fungible with previously issued shares of the Series A Preferred Stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for United Stated federal income tax purposes. If any Series A Preferred Stock is treated as fast-pay stock, we and all holders of such Series A Preferred Stock would be required to report our and their participation in the transaction on Internal Revenue Service Form 8886 on an annual basis with our and their United States federal income tax returns and would also be required to mail a copy of that form to the Internal Revenue Service Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the Internal Revenue Service of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Internal Revenue Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of United States federal income tax. Additionally, certain of our material advisors would also be required to file a disclosure statement with the Internal Revenue Service.
Therefore, if we issue shares of Series A Preferred Stock for an amount that exceeds the Liquidation Preference plus accrued and unpaid dividends (by more than a de minimis amount, as determined under the Treasury regulations described above), we may file a “protective” Form 8886, and certain of our material advisors may file a “protective” disclosure statement, to avoid the risk of penalties in the event that the Series A Preferred Stock is treated as fast-pay stock. Holders of shares of the Series A Preferred Stock should consult their own tax advisors regarding whether to file a “protective” Form 8886.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares purchased during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Credit Facility Amendment
On November 4, 2019, we entered into the November Amendment with BMO Harris Bank N.A., the agent under our Credit Facility, and the other lenders thereto. Pursuant to the November Amendment, effective for the fiscal period ended September 30, 2019, we are now permitted to pay distributions in an aggregate amount exceeding 105% of Modified FFO for any applicable period (commencing with the period of two consecutive fiscal quarters ended on September 30, 2019) if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. The November Amendment also included revisions to the provisions governing the composition of the borrowing base, as well as other administrative revisions.
An affiliate of BMO Harris Bank N.A. and certain of the other lenders or their affiliates are also agents under either or both of our “at the market” equity offering programs.
The foregoing description of the November Amendment does not purport to be a complete description and is qualified in its entirety by reference to the November Amendment, a copy of which will be filed as an exhibit to a future filing with the SEC.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 7, 2019

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (3)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL
3.4 (4)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.5 (4)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.6 (4)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.7 (4)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.8 (5)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.9 (6)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.10 (7)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.11 (8)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated May 8, 2019.
3.12 (9)	Articles Supplementary classifying additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, dated September 6, 2019
3.13 (10)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated October 4, 2019
10.1 (9)
Underwriting Agreement, dated September 4, 2019, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and the underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. acted as representative.

10.2 (9)	Fourth Amendment, dated September 6, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
10.3 (10)
Amendment No. 2, dated as of October 4, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co.

10.4 (10)	Fifth Amendment, dated October 4, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

EXHIBITS INDEX

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
(9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2019.
(10) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2019.