Form 10-K
period 2019-12-31
American Finance Trust, Inc
filed 2020-02-27
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597
American Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Ave., 30th Floor, New York, NY                 10019
________________________________________________________________________________ ___________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	AFIN	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	AFINP	The Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.2 billion based on the closing sales price on the Nasdaq Global Select Market as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 20, 2020, the registrant had 108,475,266 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2019

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Finance Trust, Inc. (“we” “our” or “us”), American Finance Advisors, LLC (our “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

ii

PART I
Item 1. Business.
Overview
We were incorporated on January 22, 2013 as Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Our initial public offering closed in October 2013 and, on July 19, 2018, we listed our Class A common stock on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN.”
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries.
Pursuant to our advisory agreement with the Advisor, we have retained the Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln. For additional information on our advisory agreement with the Advisor, see Note 11 — Related Party Transactions and Agreements to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2019, we owned 819 properties, comprised of 18.5 million rentable square feet, which were 94.6% leased, including 786 single-tenant net leased commercial properties (748 of which are leased to retail tenants) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2019, the total single-tenant properties comprised 66.9% of our total portfolio and were 69.2% leased to service retail tenants, and the total multi-tenant properties comprised 33.1% of our total portfolio and were 49% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Common Stock Offerings
ATM Program — Class A Common Stock
In May 2019, we established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which we may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. We sold 2,229,647 shares sold under the Class A Common Stock ATM Program for gross proceeds of $32.4 million and net proceeds of $31.6 million, after commissions paid and additional issuance costs of approximately $0.8 million during the year ended December 31, 2019.

Preferred Stock Offerings
Underwritten Offerings — Series A Preferred Stock
On March 26, 2019, we completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The Series A Preferred Stock is listed on Nasdaq under the symbol “AFINP.” The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts paid by us.
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
ATM Program — Series A Preferred Stock
In May 2019, we established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which we may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million, which was subsequently increased to $100.0 million in October 4, 2019 as a result of us and the OP entering into a second amendment to the Series A Preferred Stock ATM Program. During the year ended December 31, 2019, we sold 2,121,230 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $54.0 million and net proceeds of $53.2 million, after commissions paid of approximately $0.8 million.
Investment Objectives
We seek to preserve and protect capital, provide attractive and stable cash dividends and increase the value of our assets in order to generate capital appreciation by using the following strategies:

•
Retail Focused Portfolio, Including Single-Tenant Net Leased Properties — Acquiring freestanding single-tenant properties net leased to investment grade and other creditworthy tenants, with a focus for future acquisitions primarily on service retail tenants;

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
Acquisition and Investment Policies
Primary Investment Focus
We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of retail properties consisting primarily of power centers and lifestyle centers.
Our investment objectives are (a) to provide current income for investors through the payment of cash dividends and (b) to preserve and return investors’ capital and to maximize risk-adjusted returns. We do not expect to make investments outside of the United States or the Commonwealth of Puerto Rico.
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
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) from which we derive annualized rental income on a straight-line basis constituting 5.0% or more of our consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2019:

Tenant	December 31, 2019
Truist Bank (formerly known as SunTrust Bank, “Truist Bank”)	6.9%
Sanofi US	6.4%
Mountain Express	5.0%
AmeriCold	5.0%
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
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. We do not have any of these arrangements as of December 31, 2019.
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
Financing Strategies and Policies
We have and expect to continue to use debt financing, when necessary, for acquisitions, property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. We have been able, and expect to continue to be able to secure various forms of fixed- and floating-rate debt financing, including financing secured by individual properties in our portfolio and corporate-level bank financing.
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
Mortgage Notes Payable
We have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear a fixed rate of interest (see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional detail on our mortgage loans.
Credit Facility
We have a revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Harris Bank N.A. (“BMO Bank”), as administrative agent. See Note 6 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for additional detail on our Credit Facility.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurance that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, and federal income and excise taxes on our undistributed income.
Competition
The net leased property and retail real estate markets are highly competitive. We compete for tenants in all of our markets with other owners and operators of retail real estate. We compete based on various factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
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
Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Regulations - General
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
Regulation - Environmental
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
Employees
As of December 31, 2019, we had no employees. The employees of the Advisor and its affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, and investor relations services.
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
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, ability to pay dividends and the trading price of our shares.

Risks Related to Our Properties and Operations
We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:

•	competition from other real estate investors with significant capital resources;

•	we may acquire properties that are not accretive;

•	we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•	we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, but there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable or limited in our ability to pay dividends, and we may not be able to meet our investment objectives.
The trading prices of our Class A common stock and Series A Preferred Stock may fluctuate significantly.
The trading prices of our Class A common stock and Series A Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and they are impacted by various factors, many of which are outside our control. Among the factors that could affect these trading prices are:

•	our financial condition and performance;

•	our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;

•	the financial condition of our tenants, including tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	the amount and frequency of our payment of dividends;

•	additional sales of equity securities, including Class A common stock or Series A Preferred Stock, or the perception that additional sales may occur;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;

•	our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates and exchange rates;

•
changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analyst revenue or earnings estimates;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of investment in our shares by institutional investors;

•	the extent of short-selling of our shares;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	failure to maintain our REIT status;

•	changes in tax laws;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019.
Moreover, although shares of Series A Preferred Stock are listed on Nasdaq, there can be no assurance that the trading volume for shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of Series A Preferred Stock carry a fixed dividend rate, the trading price in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of shares of Series A Preferred Stock to demand a higher yield on their purchase price, which could adversely affect the market price of those shares.

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
Thus, our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chairman and chief executive officer, and Katie P. Kurtz, our chief financial officer. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel, and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.

On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corp. (“RCAP”), which prior to its bankruptcy filing was under common control with our Advisor, filed suit against AR Global, our Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil).  The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services our Advisor provides to us. Our Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. On November 5, 2018, the defendants moved for leave to amend their answers and for partial summary judgment on certain of the claims at issue in the case. On January 18, 2019, the defendants requested that the scheduling order governing the case be modified to bifurcate liability and damages issues for discovery purposes and trial. On February 6, 2019, the court withheld determination of this motion, instructing the parties to engage in further consultation and renew the issue if necessary. After further consultation, the parties resolved the issue without the need for bifurcation. Discovery is currently underway. Also, on February 6, 2019, the creditor trust opposed the motion for leave to amend their answers and for partial summary judgment on certain of the claims at issue in the case. On April 4, 2019, the court granted defendants’ motion for leave to amend and denied defendants’ motion for partial summary judgment.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, including the litigation described above, could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor, or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
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
If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock, our Series A Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares.
Pursuant to our Credit Facility and subject to limited exceptions, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of our MFFO (as defined in our Credit Facility, which is different from AFFO as disclosed in this Annual Report on Form 10-K) for the applicable period.
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay. During the fiscal quarters ended December 31, 2018 and March 31, 2019, we relied on an exception under our Credit Facility permitting us to pay distributions in an aggregate amount exceeding 110% of MFFO for each of those fiscal quarters. We will not be able to rely on this exception again without seeking consent from the lenders under our Credit Facility. We are also permitted to pay distributions in an aggregate amount exceeding 105% of MFFO for any applicable period if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million. We relied on this exception for the two applicable periods since this exception became effective following an amendment to the Credit Facility in November 2019 - the two consecutive fiscal quarters ended September 30, 2019 and the three consecutive fiscal quarters ended December 31, 2019. We also expect we will rely on this exception in future periods. There is no assurance that we will be able to continue to rely on this exception or that the lenders will consent to any additional amendments to our Credit Facility.
Our cash flows provided by operations were $105.6 million for the year ended December 31, 2019. During the year ended December 31, 2019, we paid dividends of $121.8 million, which includes payments to holders of our Class A common stock and Series A Preferred Stock and distributions to holders of units of limited partnership designated as LTIP Units (“LTIP Units”) and holders of units of limited partnership designated as Class A Units (“Class A Units”). Of these payments to holders of our Class A common stock $105.6 million, or 86.7% was funded from cash flows provided by operations and $16.2 million, or 13.3% was funded from available cash on hand, consisting of proceeds from financings and sales of real estate investments. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Further, to the extent we continue to rely on the exception to the restriction on the payment of dividends in our Credit Facility that requires us to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million, our ability to incur additional indebtedness and use cash that would otherwise be available to us will be limited. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.
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
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our Advisor and other parties that provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
We may in the future acquire or originate mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:

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

•	use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;

•	risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and

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
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of these individuals are also the executive officers or key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, GNL seeks, like us, to invest in sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S and we are party to an investment opportunity allocation agreement with GNL pursuant to which each opportunity to acquire one or more domestic office or industrial properties will be presented first to GNL, and each opportunity to acquire one or more domestic retail or distribution properties will be presented first to us. However, there can be no assurance the executive officers and real estate professionals at our Advisor will not direct attractive investment opportunities for which we do not have contractual priority to GNL, or other entities advised by affiliates of AR Global.
We and other entities advised by affiliates of AR Global also rely on these executive officers and other real estate professionals to supervise the property management and leasing of properties. These individuals, as well as AR Global, as an entity, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other businesses and ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in entities related AR Global, which could hinder our ability to implement our business strategy.
All of our executive officers, and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager or other entities under common control with AR Global. In addition, all of our executive officers and some of our directors serve in similar capacities for other entities advised by affiliates of our Advisor. As a result, they have duties to each of these entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor, (c) investments with entities advised by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. Conflicts of interest may hinder our ability to implement our business strategy, and, if we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay dividends to our stockholders and to maintain or increase the value of our assets.
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
We have limited rights to terminate our Advisor. Our advisory agreement with our Advisor does not expire until April 29, 2035, is automatically extended for successive 20-year terms upon expiration and may only be terminated under limited circumstances. The limited termination rights of our advisory agreement will make it difficult for us to renegotiate the terms of our advisory agreement or replace our Advisor even if the terms of our advisory agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.

Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation, and under the multi-year outperformance award agreement (the “2018 OPP”) we entered into with the Advisor in connection with the listing of our Class A common stock on Nasdaq (the “Listing”), the Advisor is entitled to earn LTIP Units. In addition, the variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. See Note 11 —Related Party Transactions and Arrangements and Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend.

Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Our board of directors may change our investment policies in its sole discretion. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders’ investments could change without their consent.
We may issue additional equity securities in the future.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350,000,000 shares of stock, consisting of 300,000,000 shares of Class A common stock, par value $0.01 per share and 50,000,000 shares of preferred stock, par value of $0.01 per share. As of December 31, 2019, we had the following stock issued and outstanding: (i) 108,475,266 shares of Class A common stock; and (ii) 6,917,230 shares of Series A Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Class A common stock could dilute the interests of the holders of our Class A common stock, and any issuance of shares of preferred stock senior to our Class A common stock, such as our Series A Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Class A common stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A Preferred Stock, including preferred stock convertible into shares of our Class A common stock, could dilute the interests of the holders of Class A common stock, Series A Preferred Stock and any issuance of shares of preferred stock senior to our Series A Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. These issuances could also adversely affect the trading price of our Class A common stock and our Series A Preferred Stock.
We may issue shares in public or private offerings in the future, including shares of our Class A common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder, pursuant to our DRIP or in connection with the Advisor earning LTIP Units pursuant to the 2018 OPP. LTIP Units are convertible into Class A Units after they have been earned and subject to several other conditions. We may also issue Class A Units to sellers of properties we acquire. We also may issue shares of our Class A common stock or Series A Preferred Stock pursuant to our existing at-the-market programs or any similar future program.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.
The terms of our Series A Preferred Stock, and the terms other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The change of control conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem shares of Series A Preferred Stock. These features of our Series A Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
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
We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through our OP, and, accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our other obligations. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and meet our obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
We indemnify our officers, directors, the Advisor and its affiliates against claims or liability they may become subject to due to their service to us, and our rights and the rights of our stockholders to recover claims against our officers, directors, the Advisor and its affiliates are limited.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and permits us to indemnify our directors and officers from liability and advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us, and we are not restricted from indemnifying our Advisor or its affiliates on a similar basis. We have entered into indemnification agreements consistent with Maryland law and our charter with our directors and officers, certain former directors and officers, our Advisor and AR Global. We and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce the recovery of our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases. Subject to conditions and exceptions, we also indemnify our Advisor and its affiliates from losses arising in the performance of their duties under the advisory agreement and have agreed to advance certain expenses to them in connection with claims or liability they may become subject to due to their service to us.

General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.
Our operating results and value of our properties are subject to risks generally incident to the ownership of real estate, including:

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
We rely significantly on four major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2019, the following major tenants (including, for this purpose, their affiliates) accounted for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Tenant	December 31, 2019
Truist Bank	6.9%
Sanofi US	6.4%
Mountain Express	5.0%
AmeriCold	5.0%
Therefore, a default or lease termination by any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant’s financial condition or a decline in the credit rating of the tenant may result in a decline in the value of our investments.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2019, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2019
Georgia	10.2%
Florida	7.2%
New Jersey	7.0%
North Carolina	6.9%
Ohio	6.4%
Alabama	5.5%
South Carolina	5.3%
As of December 31, 2019, our tenants operated in 46 states and the District of Columbia. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	climate change;

•	increased telecommuting and use of alternative workplaces;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing (post-bankruptcy rent would be payable in full). This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends or other distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease and that our cash flow and the amounts available for dividends or other distributions to our stockholders will not be adversely affected.
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
We generally obtain only limited warranties when we purchase a property and would therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs.
We may be required to expend substantial funds for tenant improvements and tenant refurbishments to retain existing tenants or attract new tenants. In addition, we are responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops at all of our properties. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources such as borrowings, property sales or future equity offerings, to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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

We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
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
Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or, earthquakes.
These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.
In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.
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
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
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
We own properties in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. Because many of our properties are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
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
Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash that we have available to pay dividends.
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
In some instances, we may sell our properties by providing financing to purchasers. In these cases, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash dividends to our stockholders.
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
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our financial resources, including cash available to pay dividends.
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
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If there is a disruption in the debt markets, our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.

Based on annualized rental income on a straight-line basis as of December 31, 2019, 18.4% of our single-tenant portfolio and 62.7% of our anchor tenants in our multi-tenant portfolio are not evaluated or ranked by credit rating agencies, or are ranked below "investment grade," which includes both actual investment grade ratings of the tenant and “implied investment grade,” which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. “Implied investment grade” ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants for our single-tenant portfolio, 46.0% have actual investment grade ratings and 35.6% have “implied investment grade” ratings. Of our “investment grade” tenants for our anchor tenants in the multi-tenant portfolio, 23.4% have actual investment grade ratings and 13.9% have “implied investment grade” ratings.
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
Moreover, inflation could erode the value of long-term leases that do not contain indexed escalation provisions.
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
We own a portfolio of 33 multi-tenant retail properties that are not subject to net leases representing 33.1% of our annualized rental income on a straight-line basis as of December 31, 2019. Multi-tenant retail properties are subject to increased risk relating to the operation and management of the property, including:
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
Our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our multi-

tenant retail properties also compete with our properties for customers, affecting their tenant cash flows and thus affecting their ability to pay rent. In addition, in some cases our leases may require tenants to pay rent based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and cash flows will decrease.
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. There can be no assurance that our strategy of building a diverse portfolio focused on properties leased to service retail and experiential retail tenants, to better insulate us from the effects online commerce has had on some retail operators that lease space in properties like ours, will be successful. The shift to online shopping may nonetheless cause declines in brick and mortar sales generated by certain of our tenants and may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
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
Certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2019, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2019
Restaurant	15.9%
Specialty Retail	11.6%
Healthcare	9.0%
Retail Banking	8.0%
Gas/Convenience	7.5%
Pharmaceuticals	6.4%
Discount Retail	5.8%
Grocery	5.0%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.

Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Any anchor tenant, which we define as a tenant that occupy over 10,000 square feet of one of our multi-tenant properties, or a tenant that is an anchor tenant at more than one of our multi-tenant properties, may become insolvent, may suffer a downturn in its business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could threaten their ongoing ability to continue paying rent and remain solvent. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant, or the bankruptcy, insolvency or downturn in business of any of our anchor tenants, could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.
If an anchor tenant vacates its space for any reason and we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant. There can be no assurance that any re-leasing of a vacated space, either to a single new anchor tenant or to more than one tenant, will be on comparable terms to the prior lease, which could adversely affect our results of operations and cash available for dividends.

Risks Related to Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2019, we had total gross outstanding indebtedness of approximately $1.7 billion. In addition, we may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
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
In most instances, we acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge the underlying property as security for that debt to obtain funds to acquire additional real properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status.
The Credit Facility, and certain of our other indebtedness, contains restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
The Credit Facility (as defined herein) contains various customary operating covenants, including a restricted payments covenant that limits our ability to declare or pay dividends or other distributions on, or to purchase or redeem, any of our equity interests, with certain permitted exceptions as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in the nature of our business. The Credit Facility also contains financial covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
As of December 31, 2019, approximately 20% of our $1.7 billion in total gross outstanding debt was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”) and not fixed by swap. In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate (as defined in the Credit Facility) or negotiate a replacement reference rate for LIBOR with the lenders.
The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our shares.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we make with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, our taxable REIT subsidiary may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for U.S. federal income tax purposes, our OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our common stock that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
The taxation of distributions can be complex; however, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our shares. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our shares generally will be taxable as capital gain.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares. Tax rates could be changed in future legislation.

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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our shares.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interest.

The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our shares will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our outstanding shares of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares, or (c) a holder of our shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table represents certain additional information about the properties we owned at December 31, 2019:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
Dollar General I	Apr 2013; May 2013	2	18	8.3	100.0%
Walgreens I	Jul 2013	1	11	17.8	100.0%
Dollar General II	Jul 2013	2	18	8.4	100.0%
AutoZone I	Jul 2013	1	7	7.6	100.0%
Dollar General III	Jul 2013	5	46	8.4	100.0%
BSFS I	Jul 2013	1	9	4.1	100.0%
Dollar General IV	Jul 2013	2	18	6.2	100.0%
Tractor Supply I	Aug 2013	1	19	7.9	100.0%
Dollar General V	Aug 2013	1	12	8.1	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	7.1	100.0%
Family Dollar I	Aug 2013	1	8	1.5	100.0%
Lowe's I	Aug 2013	5	671	9.4	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	10.5	100.0%
Food Lion I	Aug 2013	1	45	9.8	100.0%
Family Dollar II	Aug 2013	1	8	3.5	100.0%
Walgreens II	Aug 2013	1	14	13.3	100.0%
Dollar General VI	Aug 2013	1	9	6.2	100.0%
Dollar General VII	Aug 2013	1	9	8.3	100.0%
Family Dollar III	Aug 2013	1	8	2.8	100.0%
Chili's I	Aug 2013	2	13	5.9	100.0%
CVS I	Aug 2013	1	10	6.1	100.0%
Joe's Crab Shack I	Aug 2013	1	8	7.3	100.0%
Dollar General VIII	Sep 2013	1	9	8.6	100.0%
Tire Kingdom I	Sep 2013	1	7	5.3	100.0%
AutoZone II	Sep 2013	1	7	3.4	100.0%
Family Dollar IV	Sep 2013	1	8	3.5	100.0%
Fresenius I	Sep 2013	1	6	5.5	100.0%
Dollar General IX	Sep 2013	1	9	5.3	100.0%
Advance Auto I	Sep 2013	1	11	3.5	100.0%
Walgreens III	Sep 2013	1	15	6.3	100.0%
Walgreens IV	Sep 2013	1	14	4.8	100.0%
CVS II	Sep 2013	1	14	17.1	100.0%
Arby's I	Sep 2013	1	3	8.5	100.0%
Dollar General X	Sep 2013	1	9	8.3	100.0%
AmeriCold I	Sep 2013	9	1,407	7.7	100.0%
Home Depot I	Sep 2013	2	1,315	7.1	100.0%
New Breed Logistics I	Sep 2013	1	390	1.8	100.0%
Truist Bank I	Sep 2013	19	102	8.4	100.0%
National Tire & Battery I	Sep 2013	1	11	3.9	100.0%
Circle K I	Sep 2013	19	55	8.8	100.0%
Walgreens V	Sep 2013	1	14	7.7	100.0%
Walgreens VI	Sep 2013	1	15	9.3	100.0%
FedEx Ground I	Sep 2013	1	22	3.4	100.0%
Walgreens VII	Sep 2013	8	113	9.5	100.0%
O'Charley's I	Sep 2013	20	136	11.8	100.0%
Krystal I	Sep 2013	6	13	9.7	100.0%
1st Constitution Bancorp I	Sep 2013	1	5	4.1	100.0%
American Tire Distributors I	Sep 2013	1	125	4.1	100.0%
Tractor Supply II	Oct 2013	1	24	3.8	100.0%
United Healthcare I	Oct 2013	1	400	1.5	100.0%

Portfolio		Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
National Tire & Battery II		Oct 2013	1	7	12.4	100.0%
Tractor Supply III		Oct 2013	1	19	8.3	100.0%
Verizon Wireless		Oct 2013	1	4	9.8	100.0%
Dollar General XI		Oct 2013	1	9	7.3	100.0%
Talecris Plasma Resources I		Oct 2013	1	22	3.2	100.0%
Amazon I		Oct 2013	1	79	3.6	100.0%
Fresenius II		Oct 2013	2	16	7.6	100.0%
Dollar General XII		Nov 2013; Jan 2014	2	18	9.0	100.0%
Dollar General XIII		Nov 2013	1	9	6.3	100.0%
Advance Auto II		Nov 2013	2	14	3.4	100.0%
FedEx Ground II		Nov 2013	1	49	3.6	100.0%
Burger King I		Nov 2013	41	168	13.9	100.0%
Dollar General XIV		Nov 2013	3	27	8.4	100.0%
Dollar General XV		Nov 2013	1	9	8.8	100.0%
FedEx Ground III		Nov 2013	1	24	3.7	100.0%
Dollar General XVI		Nov 2013	1	9	5.9	100.0%
Family Dollar V		Nov 2013	1	8	3.2	100.0%
CVS III		Dec 2013	1	11	4.1	100.0%
Mattress Firm III		Dec 2013	1	5	8.5	100.0%
Arby's II		Dec 2013	1	3	8.3	100.0%
Family Dollar VI		Dec 2013	2	17	4.1	100.0%
SAAB Sensis I		Dec 2013	1	91	5.3	100.0%
Citizens Bank I		Dec 2013	9	35	4.0	100.0%
Truist Bank II		Jan 2014	17	85	9.0	100.0%
Mattress Firm IV		Jan 2014	1	5	4.7	100.0%
FedEx Ground IV		Jan 2014	1	59	3.5	100.0%
Mattress Firm V		Jan 2014	1	6	3.8	100.0%
Family Dollar VII		Feb 2014	1	8	4.5	100.0%
Aaron's I		Feb 2014	1	8	3.7	100.0%
AutoZone III		Feb 2014	1	7	3.2	100.0%
C&S Wholesale Grocer I		Feb 2014	1	360	2.5	100.0%
Advance Auto III		Feb 2014	1	6	4.7	100.0%
Family Dollar VIII		Mar 2014	3	25	3.6	100.0%
Dollar General XVII		Mar 2014; May 2014	3	27	8.3	100.0%
Truist Bank III [2]		Mar 2014	77	372	9.9	98.8%
Truist Bank IV		Mar 2014	11	64	9.7	100.0%
Draper Aden Associates		Mar 2014	1	78	10.8	56.0%
Church of Jesus Christ		Mar 2014	1	3	3.8	100.0%
Dollar General XVIII		Mar 2014	1	9	8.3	100.0%
Sanofi US I		Mar 2014	1	737	13.0	100.0%
Family Dollar IX		Apr 2014	1	8	4.3	100.0%
Stop & Shop I		May 2014	7	492	7.0	100.0%
Bi-Lo I		May 2014	1	56	6.0	100.0%
Dollar General XIX		May 2014	1	12	8.7	100.0%
Dollar General XX		May 2014	5	49	7.3	100.0%
Dollar General XXI		May 2014	1	9	8.7	100.0%
Dollar General XXII		May 2014	1	11	7.3	100.0%
FedEx Ground V		Feb 2016	1	46	5.6	100.0%
FedEx Ground VI		Feb 2016	1	121	5.7	100.0%
FedEx Ground VII		Feb 2016	1	42	5.8	100.0%
FedEx Ground VIII		Feb 2016	1	79	5.8	100.0%
Liberty Crossing	(3)	Feb 2017	1	106	3.8	90.9%
San Pedro Crossing	(3)	Feb 2017	1	202	3.0	59.9%
Tiffany Springs MarketCenter	(3)	Feb 2017	1	265	5.7	86.9%
The Streets of West Chester	(3)	Feb 2017	1	237	9.7	93.8%

Portfolio		Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
Prairie Towne Center	(3)	Feb 2017	1	264	8.3	97.0%
Southway Shopping Center	(3)	Feb 2017	1	182	3.3	88.5%
Stirling Slidell Centre	(3)	Feb 2017	1	134	2.9	48.5%
Northwoods Marketplace	(3)	Feb 2017	1	236	3.3	98.3%
Centennial Plaza	(3)	Feb 2017	1	234	3.9	78.6%
Northlake Commons	(3)	Feb 2017	1	109	2.2	86.6%
Shops at Shelby Crossing	(3)	Feb 2017	1	236	3.9	86.9%
Shoppes of West Melbourne	(3)	Feb 2017	1	144	2.6	96.3%
The Centrum	(3)	Feb 2017	1	271	4.2	60.7%
Shoppes at Wyomissing	(3)	Feb 2017	1	103	3.1	83.6%
Southroads Shopping Center	(3)	Feb 2017	1	438	4.2	73.3%
Parkside Shopping Center	(3)	Feb 2017	1	183	4.0	96.9%
Colonial Landing	(3)	Feb 2017	1	264	6.2	93.6%
The Shops at West End	(3)	Feb 2017	1	382	7.1	72.3%
Township Marketplace	(3)	Feb 2017	1	299	3.6	85.6%
Cross Pointe Centre	(3)	Feb 2017	1	226	9.3	100.0%
Towne Centre Plaza	(3)	Feb 2017	1	94	3.3	100.0%
Village at Quail Springs	(3)	Feb 2017	1	100	7.4	100.0%
Pine Ridge Plaza	(3)	Feb 2017	1	239	3.2	97.5%
Bison Hollow	(3)	Feb 2017	1	135	4.9	100.0%
Jefferson Commons	(3)	Feb 2017	1	206	7.1	98.7%
Northpark Center	(3)	Feb 2017	1	318	5.7	97.2%
Anderson Station	(3)	Feb 2017	1	244	3.5	99.5%
Patton Creek	(3)	Feb 2017	1	491	3.4	84.7%
North Lakeland Plaza	(3)	Feb 2017	1	171	2.8	100.0%
Riverbend Marketplace	(3)	Feb 2017	1	143	4.6	89.4%
Montecito Crossing	(3)	Feb 2017	1	180	4.0	79.7%
Best on the Boulevard	(3)	Feb 2017	1	205	3.6	88.5%
Shops at RiverGate South	(3)	Feb 2017	1	141	5.8	100.0%
Dollar General XXIII		Mar 2017; May 2017; Jun 2017	8	72	9.6	100.0%
Jo-Ann Fabrics I		Apr 2017	1	18	5.1	100.0%
Bob Evans I		Apr 2017	23	117	17.3	100.0%
FedEx Ground IX		May 2017	1	54	6.4	100.0%
Chili's II		May 2017	1	6	7.8	100.0%
Sonic Drive In I		Jun 2017	2	3	12.5	100.0%
Bridgestone HOSEPower I		Jun 2017	2	41	9.6	100.0%
Bridgestone HOSEPower II		Jul 2017	1	25	9.8	100.0%
FedEx Ground X		Jul 2017	1	142	7.5	100.0%
Chili's III		Aug 2017	1	6	7.8	100.0%
FedEx Ground XI		Sep 2017	1	29	7.5	100.0%
Hardee's I		Sep 2017	4	13	17.8	100.0%
Tractor Supply IV		Oct 2017	2	51	6.9	100.0%
Circle K II		Nov 2017	6	20	17.5	100.0%
Sonic Drive In II		Nov 2017	20	31	17.9	100.0%
Bridgestone HOSEPower III		Dec 2017	1	21	10.5	100.0%
Sonny's BBQ I		Jan 2018	3	19	14.1	100.0%
Mountain Express I		Jan 2018	9	30	18.0	100.0%
Kum & Go I		Feb 2018	1	5	8.4	100.0%
DaVita I		Feb 2018	2	13	6.2	100.0%
White Oak I		Mar 2018	9	22	18.3	100.0%
Mountain Express II		Jun 2018	15	59	18.3	100.0%
Dialysis I		Jul 2018	7	65	8.4	100.0%
Children of America I		Aug 2018	2	33	13.7	79.7%
Burger King II		Aug 2018	1	3	13.7	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
White Oak II	Aug 2018	9	18	17.8	100.0%
Bob Evans II	Aug 2018	22	112	17.3	100.0%
Mountain Express III	Sep 2018	14	47	18.6	100.0%
Taco John's	Sep 2018	7	15	13.8	100.0%
White Oak III	Oct 2018	1	4	18.8	100.0%
DaVita II	Oct 2018	1	10	7.7	100.0%
Pizza Hut I	Oct 2018	9	23	13.8	100%
Little Caesars I	Dec 2018	11	19	19	100%
Caliber Collision I	Dec 2018	3	48	12.3	100%
Tractor Supply V	Dec 2018; Mar 2019	5	97	11.7	100%
Fresenius III	Jan 2019	6	44	7.4	100%
Pizza Hut II	Jan 2019	31	90	19.1	100%
Mountain Express IV	Feb 2019	8	28	19.1	100%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	19.2	100%
Fresenius IV	Mar 2019	1	9	11.9	100%
Mountain Express VI	Jun 2019	1	3	19.1	100%
IMTAA	May 2019	11	37	19.4	100%
Pizza Hut III	May 2019; Jun 2019	13	45	19.4	100%
Fresenius V	Jun 2019	2	19	12.4	100%
Fresenius VI	Jun 2019	1	10	7.0	100%
Fresenius VII	Jun 2019	3	59	10.7	50.1%
Caliber Collision II	Aug 2019	1	19	9.3	100%
Dollar General XXV	Sep 2019	5	44	11.0	100%
Dollar General XXIV	Sep 2019 & Oct 2019	9	82	14.6	100%
Mister Carwash I	Sep 2019	3	12	19.8	100%
Checkers I	Sep 2019	1	1	19.7	100%
DaVita III	Sep 2019	1	12	9.5	100%
Dialysis II	Sep 2019	50	433	8.6	100%
Mister Carwash II	Nov 2019	2	7	19.9	100%
Advance Auto IV	Dec 2019	13	89	9.5	100%
Advance Auto V	Dec 2019	11	72	9	100%
Dollar General XXVI	Dec 2019	12	113	12.4	100%
Pizza Hut IV	Dec 2019	14	44	20	100%
		819	18,533	8.8	94.6%
__________

[1]
Remaining lease term in years as of December 31, 2019. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.

[2]
Includes one property leased to Truist Bank which was unoccupied as of December 31, 2019 and was being marketed for sale. Please see Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

[3]	Multi-tenant properties. All other properties are single-tenant.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2019:

State	Number of Properties	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
Alabama	38	$14,735	5.5%	1,362	7.2%
Alaska	1	409	0.2%	9	0.1%
Arizona	1	352	0.1%	22	0.1%
Arkansas	15	2,284	0.9%	85	0.5%
California	1	228	0.1%	9	0.1%
Colorado	6	776	0.3%	51	0.3%
Connecticut	2	1,640	0.6%	84	0.5%
Delaware	1	176	0.1%	5	0.1%
District of Columbia	1	236	0.1%	3	0.1%
Florida	61	19,161	7.2%	1,159	6.2%
Georgia	96	27,186	10.2%	1,924	10.3%
Idaho	3	331	0.1%	14	0.1%
Illinois	42	9,937	3.7%	706	3.7%
Indiana	14	2,015	0.8%	89	0.5%
Iowa	25	2,752	1.0%	166	0.9%
Kansas	10	3,098	1.2%	264	1.4%
Kentucky	23	9,734	3.6%	626	3.4%
Louisiana	27	5,119	1.9%	316	1.7%
Maine	1	202	0.1%	12	0.1%
Maryland	6	1,239	0.5%	36	0.2%
Massachusetts	6	6,069	2.3%	589	3.2%
Michigan	37	6,223	2.3%	373	2.0%
Minnesota	9	11,350	4.2%	761	4.0%
Mississippi	29	3,522	1.3%	178	1.0%
Missouri	10	5,831	2.2%	486	2.6%
Montana	13	1,243	0.5%	44	0.2%
Nebraska	3	514	0.2%	12	0.1%
Nevada	4	6,696	2.5%	408	2.2%
New Hampshire	1	127	—%	6	0.1%
New Jersey	4	18,655	7.0%	818	4.4%
New Mexico	3	629	0.2%	47	0.3%
New York	10	2,351	0.9%	172	0.9%
North Carolina	50	18,514	6.9%	1,521	8.2%
North Dakota	3	1,222	0.5%	170	0.9%
Ohio	72	17,020	6.4%	906	4.9%
Oklahoma	15	8,920	3.3%	849	4.6%
Pennsylvania	25	9,423	3.5%	543	2.9%
Rhode Island	2	2,419	0.9%	149	0.8%
South Carolina	22	14,062	5.3%	1,446	7.8%
South Dakota	2	339	0.1%	47	0.3%
Tennessee	32	4,239	1.6%	299	1.6%
Texas	33	12,422	4.6%	822	4.4%
Utah	2	189	0.1%	7	0.1%
Virginia	24	3,418	1.3%	211	1.1%
West Virginia	16	1,876	0.7%	100	0.5%
Wisconsin	8	7,028	2.6%	560	3.0%
Wyoming	10	1,318	0.5%	67	0.4%
Total	819	267,229	100.0%	18,533	100.0%
__________

[1]
Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2019, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2019. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2020	$252,892
2021	244,424
2022	233,507
2023	220,928
2024	202,147
2025	184,409
2026	172,421
2027	150,103
2028	123,513
2029	115,357
Thereafter	505,726
$2,405,427
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
2020	101	$7,107	2.7%	398	2.3%
2021	83	16,717	6.3%	1,441	8.2%
2022	93	12,110	4.5%	1,134	6.5%
2023	111	16,784	6.3%	1,185	6.8%
2024	105	20,377	7.6%	1,478	8.4%
2025	95	22,056	8.3%	1,681	9.6%
2026	43	15,603	5.8%	1,017	5.8%
2027	94	32,796	12.3%	3,549	20.2%
2028	72	9,570	3.6%	740	4.2%
2029	135	23,670	8.8%	1,306	7.4%
	932	$176,790	66.2%	13,929	79.4%
__________

[1]
Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2019, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.

Tenant Concentration
There were no tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2019.
Significant Portfolio Properties
The annualized rental income on a straight-line basis of the following property represents 5.0% or more of our total portfolio’s annualized rental income on a straight-line basis as of December 31, 2019. No single property had rentable square footage that exceeded 5.0% or more of our total portfolio’s rentable square feet.

Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2019, the tenant has 13.0 years remaining on its lease which expires in December 2032. The lease has annualized rental income on a straight-line basis of $17.1 million which represents 6.4% of the total portfolio and contains two five-year renewal options.
Property Financings
See Note 5 — Mortgage Notes Payable, Net and Note 6 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2019 and 2018.
Item 3. Legal Proceedings.
On January 13, 2017, four affiliated stockholders of RCA filed in the United States District Court for the District of Maryland a putative class action lawsuit against us, American Realty Capital — Retail Centers of America, Inc. (“RCA”), Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and us in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time proposed merger of RCA with and into one of our wholly owned subsidiaries and merger of American Realty Capital Retail Operating Partnership, L.P. with and into the OP (together, the “Merger”) and an amendment to RCA’s charter.  The complaint sought on behalf of the putative class rescission of the Merger, which was voted on and approved by RCA stockholders on February 13, 2017, and closed on February 16, 2017, together with unspecified rescissory damages, unspecified actual damages, and costs and disbursements of the action. RCA was sponsored and advised by affiliates of the Advisor. On April 26, 2017, the Court appointed a lead plaintiff. Lead plaintiff, along with other stockholders of RCA, filed an amended complaint on June 19, 2017. The amended complaint named additional individuals and entities as defendants (David Gong, Stanley Perla, Lisa Kabnick, all of whom were independent directors of ours at the time of the Merger which closed on February 16, 2017 (“Additional Director Defendants”), Nicholas Radesca, our chief financial officer at the time of the Merger, and RCA’s advisor), added counts alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Registration Statement for the proposed merger, under Section 13(e) of the Exchange Act, and counts for breach of contract and unjust enrichment. We, in addition to RCA, the Director Defendants, the Additional Director Defendants and Nicholas Radesca deny wrongdoing and liability and intend to vigorously defend the action. On August 14, 2017, defendants moved to dismiss the amended complaint. On March 29, 2018, the Court granted defendants’ motion to dismiss and dismissed the amended complaint. On April 26, 2018, the plaintiffs filed a notice of appeal of the court’s order. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint. On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 or 2017.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intend to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has appealed that order. Appellate briefing is ongoing and oral argument on the appeal is not yet scheduled. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following a federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. The briefing with respect to the motion to dismiss is ongoing and the Court has not yet ruled on the motion.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
During the years ended December 31, 2019 and 2018, the Company incurred legal costs related to the above litigation of approximately $1.3 million and $1.9 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the year ended December 31, 2019, reimbursements of $2.3 million were received and recorded in other income in the consolidated statements of operations and comprehensive loss. The Company may receive additional reimbursements in the future.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the Nasdaq under the symbol “AFIN” as of July 19, 2018. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT"), Modern Index Strategy Indexes ("MSCI"), and the Nasdaq Index for the period commencing July 19, 2018, the date on which we listed our Class A common stock on the Nasdaq and ending December 31, 2019. The graph assumes an investment of $100 on July 19, 2018 with the reinvestment of dividends.

Holders
As of February 20, 2020, we had 108.5 million shares of Class A common stock outstanding held by a total of 8,894 stockholders of record.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required, among other things, to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements.
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time prior to dividends being declared. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock must be paid upon redemption of those shares. Therefore, dividend payments are not assured. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Item 1A, “Risk Factors – If we are not able to increase the amount of cash we have available to pay dividends, including through additional cash flows we expect to generate from completing acquisitions, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels” and Note 6 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K.

The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2019, 2018 and 2017. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income for tax purposes.

	Year Ended December 31,
(In thousands)	2019		2018		2017
Return of capital	90.2%	$0.99	93.2%	$1.03	82.7%	$1.22
Ordinary dividend income	9.8%	0.11	6.8%	0.07	17.3%	0.25
Total	100.0%	$1.10	100.0%	$1.10	100.0%	$1.47
Dividends to Common Stockholders
Since August 2018, we have paid dividends on our common stock on a monthly basis at an annualized rate equal to $1.10 per share, or $0.0916667 per share per month. We generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend payment date for the Series A Preferred Stock was made on July 15, 2019 and it represented an accrual for more than a full quarter, covering the period from March 26, 2019 to June 30, 2019.
Equity-Based Compensation
Prior to the Listing, our board of directors had adopted an employee and director restricted share plan (the “RSP”). Effective on July 19, 2018 (the “Listing Date”), our board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). The 2018 Equity Plan succeeded and replaced the existing RSP. Also, we have granted an award of LTIP Units to the Advisor pursuant to the 2018 OPP under the Advisor Plan.
The following table sets forth information regarding securities authorized for issuance under the 2018 Equity Plan and the 2018 OPP as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	4,496,796	[1]	—	6,160,549	[2]
Total	4,496,796	[1]	—	6,160,549	(2)
__________

[1]
Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2018 OPP. These LTIP Units may be earned by the Advisor based on our achievement of threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period commencing on July 19, 2018 and ending on the earliest of (i) July 19, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2018 OPP, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

[2]
We have the Advisor Plan and the Individual Plan which we refer to together as the 2018 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Participation in the Individual Plan is open to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. By contrast, participation in the Advisor Plan is only open to the Advisor. The number of shares that may be subject to awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of our outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan will reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. As of December 31, 2019, we had 108,475,266 shares of Class A common stock issued and outstanding on a fully diluted basis, and 4,686,978 shares of Class A common stock had been issued under or were subject to awards under the 2018 Equity Plan (including unearned LTIP Units). For additional information on the 2018 Equity Plan, please see Note 13 — Share-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

Recent Sale of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

	Historical
	December 31,
Balance sheet data (In thousands)	2019	2018	2017	2016	2015
Total real estate investments, at cost	$3,815,549	$3,484,797	$3,510,907	$2,024,387	$2,218,127
Commercial mortgage loans, held for investment, net	—	—	—	17,175	17,135
Assets held for sale	1,176	44,519	4,682	137,602	56,884
Total assets	3,490,188	3,262,547	3,296,650	2,064,459	2,237,088
Mortgage notes payable, net	1,310,943	1,196,113	1,303,433	1,032,956	1,048,474
Credit Facility	333,147	324,700	95,000	—	—
Total liabilities	1,787,958	1,652,812	1,555,594	1,079,593	1,110,339
Total stockholders’ equity	1,702,230	1,609,735	1,741,056	984,866	1,126,749

	Historical
	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2019	2018	2017	2016	2015
Revenue from tenants	$299,744	$291,207	$270,910	$177,668	$174,498
Operating expenses	(244,904)	(294,528)	(272,548)	(178,287)	(141,347)
Gain on sale of real estate investments	23,690	31,776	15,128	454	—
Operating income (loss)	78,530	28,455	13,490	(165)	33,151
Total other expenses, net	(74,367)	(65,926)	(60,067)	(54,090)	(54,268)
Net income (loss)	4,163	(37,471)	(46,577)	(54,255)	(21,117)
Net (income) loss attributable to non-controlling interests	(16)	62	83	—	—
Preferred stock dividends	$(7,248)	$—	$—	$—	$—
Net loss attributable to common stockholders	$(3,101)	$(37,409)	$(46,494)	$(54,255)	$(21,117)

Other data:
Cash flows provided by operating activities	$105,570	$95,037	$92,464	$73,369	$89,458
Cash flows (used in) provided by investing activities	(404,826)	(188,215)	(19,159)	37,830	(61,718)
Cash flows provided by (used in) by financing activities	289,465	75,555	(85,156)	(110,481)	35,887
Per share data:
Common stock dividends declared per share	$1.10	$1.10	$1.47	$1.65	$1.65
Net loss per common share attributable to common stockholders - basic and diluted	$(0.03)	$(0.35)	$(0.47)	$(0.83)	$(0.32)
Basic and diluted weighted-average shares outstanding	106,397,296	105,560,053	99,649,471	65,450,432	66,028,245

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
Overview
We were incorporated on January 22, 2013 as a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Our initial public offering closed in October 2013 and, on July 19, 2018, we listed our Common Stock on Nasdaq under the symbol “AFIN.” In March 2019, we listed shares of Series A Preferred Stock on Nasdaq under the symbol “AFINP”.
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2019, we owned 819 properties, comprised of 18.5 million rentable square feet, which were 94.6% leased, including 786 of single-tenant net leased commercial properties (748 which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2019, the total single-tenant properties comprised 66.9% of our total portfolio and were 69.2% leased to service retail tenants, and the total multi-tenant properties comprised 33.1% of our total portfolio and were 49% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others. Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
We have no employees. Pursuant to our advisory agreement with the Advisor, we have retained the Advisor to manage our affairs on a day-to-day basis. The Property Manager serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln. For additional information on our advisory agreement with the Advisor, see Note 11 — Related Party Transactions and Agreements to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of nine years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2019, approximately $0.9 million in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion),we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If we determine that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine that it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2019, 2018 and 2017, such amounts were $2.9 million, $2.7 million and $1.1 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section below for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 or 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019 and 2018, we had one and seven properties classified as held for sale, respectively, (see Note 4 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. We will evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2019, we have no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.

We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see Note 3 — Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K), all our acquisitions, including the Merger, were accounted for as business combinations.
For acquired properties with leases classified as operating leases, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired (including those acquired in the Merger) and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates, and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
Goodwill and Goodwill Impairment

We had no goodwill recorded as of December 31, 2019 and $1.6 million of goodwill recorded as of December 31, 2018. We are required to assess whether goodwill is impaired, which requires us to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We evaluate goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. We performed our annual assessment in December 2018 and determined that there was no impairment of goodwill. Given fluctuations in the market price of the Class A common stock, we performed a reassessment as of June 30, 2019, which included the assessment of relevant metrics such as estimated carrying and fair market value of our real estate and market-based factors. Based on these assessments, we determined that goodwill was impaired and recorded an impairment charge of $1.6 million for the year ended December 31, 2019.
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
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
Equity-Based Compensation
We have a stock-based award plan for our directors, which is accounted for under the guidance for share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such award is included in equity-based compensation, recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the Listing, we entered into the 2018 OPP with the Advisor under which LTIP Units were issued to the Advisor. These awards are market-based awards with a related required service period. We early adopted ASU 2018-07 at issuance. Accordingly, LTIP Units were valued at their measurement date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
Recently Issued Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2019 and 2018. Please see the “Results of Operations” section located on page 43 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for comparison of our results of operations for the year ended December 31, 2018 to 2017.

Comparison of the Year Ended December 31, 2019 to 2018
We owned 471 properties for the entirety of the years ended December 31, 2019 and 2018 (our “2018-2019 Same Store”), that were 94.2% leased as of December 31, 2019. Additionally, during 2019 and 2018, we acquired 348 properties (our “Acquisitions Since January 1, 2018”) that were 98.2% leased as of December 31, 2019. During the years ended December 31, 2019 and 2018, we sold 69 properties (our “Disposals Since January 1, 2018”).
The following table summarizes our leasing activity during the year ended December 31, 2019:

	Year Ended December 31, 2019
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR [1] prior to Lease Execution/Renewal	Annualized SLR [1] after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases [2]	99	995,780	$—	$8,312	$2,495	$2.51
Lease renewals/amendments [2]	99	760,276	10,529	11,251	670	0.88
Lease terminations [3]	(16)	(231,868)	2,292	—	—	—
__________

[1]
Annualized rental income on a straight-line basis as of December 31, 2019. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.

[2]
New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2019, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2019. Annualized SLR excludes rent received during the three months ended September 30, 2019 for eight short term leases of approximately 191,045 rentable square feet which expired during the fourth quarter of 2019.

[3]	Represents leases that were terminated prior to their contractual lease expiration dates.

Net Loss Attributable to Common Stockholders
Net loss attributable to stockholders decreased $34.2 million to $3.1 million for the year ended December 31, 2019 from $37.4 million for the year ended December 31, 2018. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2019	2018		$2019	2018		$2019	2018		$2019	2018	$
Revenue from tenants	$260,042	$260,101	$(59)	$36,675	$8,350	$28,325	$3,027	$22,756	$(19,729)	$299,744	$291,207	$8,537
Less: Property operating expenses	51,599	51,024	575	1,057	152	905	59	2,892	(2,833)	52,715	54,068	(1,353)
NOI	$208,443	$209,077	$(634)	$35,618	$8,198	$27,420	$2,968	$19,864	$(16,896)	$247,029	$237,139	$9,890
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating expense. NOI excludes all other financial statement amounts included in net loss attributable to stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Annual Report for additional disclosure and a reconciliation to our net loss attributable to stockholders.
Revenue from Tenants
Revenue from tenants increased $8.5 million to $299.7 million for the year ended December 31, 2019, compared to $291.2 million for the year ended December 31, 2018. This increase in revenue from tenants was primarily due to incremental rental income from our Acquisitions Since January 1, 2018 of $28.3 million, partially offset by decreases from our Disposals Since January 1, 2018 of $19.7 million. The 2018-2019 Same Store Revenue from tenants was impacted by the recording of a termination fee, net of related adjustments, as a result of us entering into a termination agreement with a tenant at one of our multi-tenant properties. The termination agreement required the tenant to pay us a termination fee of approximately $8.0 million. As a result we recorded termination income, net, of $7.6 million revenue from tenants during the year ended December 31, 2019 which was offset with decrease of the 2018-2019 Same Store revenue from tenants as a result of lower multi-tenant occupancy as compared to the results in prior year. We have entered into multiple leases to replace the tenant, with payment of rent on these replacement leases expected to commence during the quarters ending June 30, 2020 and September 30, 2020.
Property Operating Expenses

Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense decreased $1.4 million to $52.7 million for the year ended December 31, 2019, compared to $54.1 million for the year ended December 31, 2018. This decrease was primarily driven by decreases of $2.8 million from our Disposals Since January 1, 2018 offset by an increase in our 2018-2019 Same Store properties of $0.6 million and $0.9 million from our Acquisitions Since January 1, 2018.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.6 million to $25.7 million for the year ended December 31, 2019, compared to $23.1 million for the year ended December 31, 2018, primarily due to an increase in the fixed portion of the base management fee from $21.0 million annually to $22.5 million annually on February 17, 2018 and to $24.0 million annually on February 17, 2019, as well as an increase in the variable portion of the fee which increased as a result of our equity issuances. The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity based compensation) from and after February 16, 2017, the effective date of the advisory agreement. The variable portion of the base management fee will increase in connection with future issuances of equity securities. Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.
Impairment Charges
We incurred $0.8 million of impairment charges during the year ended December 31, 2019, of which $0.7 million related to an impairment charge recorded on one property when it was classified as held for use and subsequently sold in 2019, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.1 million of impairment charges were recorded upon classification of properties as assets held for sale during the year ended December 31, 2019, to adjust the properties to their fair value less estimated cost of disposal.
We incurred $21.1 million of impairment charges during the year ended December 31, 2018. This amount is comprised of impairment charges of $11.0 million, which were recorded upon reclassification of 25 properties (20 leased to Truist Bank) to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $10.1 million, related to 12 properties (nine leased to Truist Bank) classified as held for use, as the carrying amount of the long-lived assets associated with these properties was greater than our estimate of their fair value based on an executed letter of intent (“LOI”) and purchase and sale agreement (“PSA”).
See Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs related expense decreased $1.3 million to $6.3 million for the year ended December 31, 2019, compared to $7.6 million for the year ended December 31, 2018. The decrease was due to lower litigation costs of $0.6 million and lower acquisition and transaction related costs in the amount of $1.0 million offset with an increase in prepayment charges on mortgages related to our dispositions and refinancing of $0.3 million during the year ended December 31, 2019, as compared to the prior year period. The prepayment charges on mortgages and refinancing were $4.5 million and $4.2 million during the years ended December 31, 2019 and 2018, respectively.
Listing Fees
During the year ended December 31, 2018, we paid approximately $5.0 million in fees associated with the Listing. Of this amount, approximately $4.0 million was paid to our financial advisor for the Listing.
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
Equity-Based Compensation

During the years ended December 31, 2019 and 2018, we recorded non-cash equity-based compensation expense of $12.7 million and $5.3 million, respectively, relating to restricted shares granted to the members of our board of directors and the LTIP Units granted to our Advisor pursuant to the 2018 OPP associated with the Listing which represented only a portion of the annual expense in 2018 as the LTIP Units were granted on the Listing date in July 2018. For additional details on the 2018 OPP, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
General and Administrative Expense
General and administrative expense decreased $2.3 million to $20.4 million for the year ended December 31, 2019, compared to $22.7 million for the year ended December 31, 2018. This was primarily due to a $2.0 million decrease in transfer agent fees, as a result of change in transfer agent. Also, the decrease was due to lower general and administrative expense reimbursements to our Advisor, which decreased $0.4 million to $9.7 million for the year ended December 31, 2019, compared to $10.1 million for the year ended December 31, 2018.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $15.2 million to $124.7 million for the year ended December 31, 2019, compared to $139.9 million for the year ended December 31, 2018. Depreciation and amortization expense was impacted by decreases of $8.5 million from our Disposals Since January 1, 2018 and $17.1 million from our 2018-2019 Same Store properties due to fully depreciated assets, partially offset by an increase of $10.3 million from our Acquisitions Since January 1, 2018.
Goodwill Impairment
During the year ended December 31, 2019, we fully impaired the $1.6 million of goodwill recorded in connection with the completion of the Merger, as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of our real estate and market-based factors.
Gain on Sale of Real Estate Investments
During the year ended December 31, 2019, we sold 25 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $131.7 million, resulting in aggregate gains on sale of $23.7 million. During the year ended December 31, 2018, we sold 44 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $161.5 million, resulting in aggregate gains on sale of $31.8 million. For additional information on real estate sales, see Note 4 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Interest Expense
Interest expense increased $11.2 million to $78.0 million for the year ended December 31, 2019, compared to $66.8 million for the year ended December 31, 2018. This increase is primarily related to a higher average balance on our revolving Credit Facility when compared to our prior credit facility, which was repaid with the proceeds from our Credit Facility in May 2018 as well as higher average mortgage notes payable in 2019. The increase is also due to higher amortization of deferred financing costs which were incurred in connection with the Credit Facility. Average outstanding balances on our Credit Facility was $286.2 million during the year ended December 31, 2019 compared to $150.9 million under our Credit Facility and prior credit facility during the year ended December 31, 2018. Additionally, the increase is due to $1.5 million recorded as a result of the termination of interest rate swaps after repayment of certain mortgages during the year ended December 31, 2019.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash flows provided by operating activities of $105.6 million during the year ended December 31, 2019 included a net income of $4.2 million, adjusted for non-cash items of $117.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and discounts on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash provided by operating activities was impacted by an increase in straight-line rent receivable of $9.5 million, the increase in prepaid expenses and other assets of $3.2 million, a decrease in accounts payable and accrued expenses of $1.5 million and a decrease in deferred rent and other liabilities of $2.7 million.

Cash flows provided by operating activities of $95.0 million during the year ended December 31, 2018 included a net loss of $37.5 million, adjusted for non-cash items of $140.8 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, vesting and conversion of Class B Units, mark-to-market adjustments, gain on sale of real estate investments and impairment charges. In addition, the net increase in straight-line rent receivable and payable of $9.5 million and the increase in prepaid expenses and other assets of $4.1 million were partially offset by an increase in accounts payable and accrued expenses of $1.7 million and an increase in deferred rent and other liabilities of $3.6 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the year ended December 31, 2019 of $404.8 million consisted primarily of cash paid for investments in real estate and other assets of $428.9 million, capital expenditures of $13.7 million, partially offset by deposits for real estate investments of $3.0 million and cash received from the sale of real estate investments (net of mortgage loans repaid) of $34.8 million.
The net cash used in investing activities during the year ended December 31, 2018 of $188.2 million consisted primarily of cash paid for investments in real estate and other assets of $241.8 million, capital expenditures of $10.4 million and deposits for real estate investments of $2.5 million, partially offset by cash received from the sale of real estate investments of $66.5 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $289.5 million during the year ended December 31, 2019 consisted primarily of net proceeds from mortgage notes payable of $217.8 million, net proceeds received from the issuance of Series A Preferred Stock of $169.0 million, net proceeds received from the issuance of Class A common stock of $31.6 million, net draw downs on our Credit Facility of $8.4 million, partially offset by cash dividends paid to holders of Class A common stock of $117.1 million, cash dividends paid to holders of Series A Preferred Stock of $3.9 million, payments of financing costs of $10.8 million and prepayment charges on mortgages of $4.5 million.
The net cash provided by financing activities of $75.6 million during the year ended December 31, 2018 consisted primarily of proceeds from mortgage notes payable of $29.9 million and proceeds from the Credit Facility of $324.7 million, partially offset by payments of mortgage notes payable of $47.2 million, payments on our prior credit facility of $95.0 million, payments of deferred financing costs of $7.0 million, prepayment charges on mortgages of $4.2 million, common stock repurchases of $20.5 million and cash dividends of $104.8 million.
Liquidity and Capital Resources
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRIP and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our Class A common stock ATM Program, our Series A Preferred Stock ATM Program or other offerings of debt or equity securities. As of December 31, 2019 and 2018, we had cash and cash equivalents of $81.9 million and $91.5 million, respectively. To the extent we continue to rely on the exception to the restriction on the payment of dividends in our Credit Facility that we have relied on for the last two quarters and expect to rely on in future periods (see “—Dividends” for further details), we will be required to satisfy a maximum leverage ratio after giving effect to any dividend payment and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million in order to continue paying dividends at our current rate, which could limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our common and preferred stockholders and share repurchases, if any, as authorized by our board of directors.
Mortgage Notes Payable and Credit Facility
As of December 31, 2019, we had $1.3 billion of mortgage notes payable, net outstanding and $333.1 million outstanding under our Credit Facility. As of December 31, 2019, our net debt to gross asset value ratio of 39.2%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of December 31, 2019, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.5% and 3.8%, respectively.
As of December 31, 2019, we had $3.8 billion in real estate investments, at cost and we had pledged approximately $2.5 billion of these real estate investments, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.2 billion of these real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.

Stop & Shop Loan
On December 18, 2019, certain of our subsidiaries entered into a loan agreement for a principal amount of $45.0 million at a fixed interest rate of 3.445% per annum. The loan requires monthly interest-only payments, with the principal balance due on the maturity date in January 2030, and is secured by mortgage interests in four of our properties leased to Stop & Shop, three of which are located in the state of Massachusetts, totaling approximately 0.3 million square feet. All of the proceeds of the loan were used to repay the individual mortgage loans that had encumbered each property. The loan permits the lender to securitize the loan or any portion thereof.
Net Lease Mortgage Notes
On May 30, 2019, certain of our subsidiaries completed the issuance of $242.0 million aggregate principal amount of Net Lease Mortgage Notes (the “Net Lease Mortgage Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes are rated AAA (sf) by Standard & Poor’s and had an initial principal amount of $121.0 million with an anticipated repayment date in May 2026 and an interest rate of 3.78% per annum. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poor’s and had an initial principal amount of $121.0 million with an anticipated repayment date in May 2029 and an interest rate of 4.46% per annum. As of December 31, 2019, $120.3 million in principal amount of Class A-1 Net Lease Mortgage Notes and $121.0 million in principal amount of Class A-2 Net Lease Mortgage Notes were outstanding. Please see Note 5 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
As of December 31, 2019, the collateral pool for the Net Lease Mortgage Notes was comprised of 201 of our double- and triple-net leased single tenant properties that had been transferred to our subsidiaries that issued the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties then in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to us for general corporate purposes, including to fund acquisitions. At closing, we repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under our Credit Facility. We removed 153 of our properties from the borrowing base under our Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and we added ten recently acquired properties to the collateral pool securing the Net Lease Mortgage Notes.
Credit Facility - Terms and Capacity
On April 26, 2018, we repaid amounts outstanding on our prior credit facility and entered into our existing Credit Facility, which provides for commitments for aggregate revolving loan borrowings. Our Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of December 31, 2019, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million and leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of December 31, 2019, we had a total borrowing capacity under the Credit Facility of $484.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $333.1 million was outstanding under the Credit Facility as of December 31, 2019 and $150.9 million remained available for future borrowings. As of December 31, 2018, $324.7 million was outstanding under our Credit Facility.
Our Credit Facility requires payments of interest only and matures on April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio.
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders. Please see “Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends, and we may be adversely affected by uncertainty surrounding the LIBOR”section in Item 1A. Risk Factors for additional information.
Acquisitions and Dispositions — Year Ended December 31, 2019

One of our primary uses of cash during the year ended December 31, 2019 has been for acquisitions of properties.
During the year ended December 31, 2019, we acquired 218 properties for an aggregate purchase price of $428.9 million, including capitalized acquisition costs. The acquisitions of 53 of these properties for $63.5 million, including capitalized acquisition costs, were completed during the three months ended December 31, 2019. These acquisitions were funded through a combination of draws on the Credit Facility, proceeds from the issuance and sale of Series A Preferred Stock and Class A common stock (discussed below), proceeds from dispositions of properties (discussed below), and proceeds from the Net Lease Mortgage Notes.
During the year ended December 31, 2019, we sold 25 properties, for an aggregate contract price of $131.7 million, excluding disposition related costs, of which five properties were sold during the three months ended December 31, 2019 for an aggregate contract price of $16.3 million, excluding disposition related costs. In connection with sales made during the year ended December 31, 2019, we repaid approximately $94.9 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $34.8 million. In connection with the sales made during the three months ended December 31, 2019, we repaid approximately $6.3 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions were $9.0 million.
Acquisitions and Dispositions — Subsequent to December 31, 2019
Subsequent to December 31, 2019, we purchased an additional two properties with an aggregate contract purchase price of $5.3 million. We also have entered into PSAs to acquire an additional 20 properties for an aggregate contract purchase price of approximately $44.7 million and an LOI to acquire an additional 32 properties for approximately $32.5 million. The PSAs are subject to conditions, and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using proceeds from future dispositions of properties, proceeds from borrowings (including borrowings under our Credit Facility) and net proceeds received from our Class A Common Stock ATM Program and Series A Preferred Stock ATM Program to fund the consideration required to complete these acquisitions.
Subsequent to December 31, 2019, we sold one property, with an aggregate contract sale price of $2.4 million. In connection with these sales, we repaid approximately $0.8 million of mortgage debt. We also have entered into PSAs to dispose of an additional four properties (all leased to Truist Bank), for an aggregate contract sale price of approximately $8.6 million and an LOI to dispose of one property for approximately $5.0 million. The PSAs are subject to conditions, and the LOIs are non-binding. There can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
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
During the year ended December 31, 2019, we sold 2,229,647 shares under the Class A common stock ATM Program for gross proceeds of $32.4 million and net proceeds of $31.6 million, after commissions paid and additional issuance costs of approximately $0.8 million. During the three months ended December 31, 2019, we sold 1,797,374 shares under the Class A common stock ATM Program for gross proceeds of $26.4 million and net proceeds of $25.9 million, after commissions paid and additional issuance costs of approximately $0.5 million.
During the year ended December 31, 2019, we sold 2,121,230 shares under the Series A Preferred Stock ATM Program for gross proceeds of $54.0 million and net proceeds of $53.2 million, after commissions paid of approximately $0.8 million. During the three months ended December 31, 2019, we sold 881,174 shares under the Series A Preferred Stock ATM Program for gross proceeds of $22.4 million and net proceeds of $22.1 million, after commissions paid of approximately $0.3 million.
Common Stock Repurchases
During the year ended December 31, 2019, we repurchased 19,870 fractional shares of Class B-2 common stock in connection with the automatic conversion of all shares of Class B-2 common stock into shares of Class A common stock on January 9, 2019 at a price of $13.78 per share for a total of approximately $0.3 million, funded from cash on hand.
Authorized Repurchase Program
Effective at the Listing, our board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock that we may implement from time to time through open market repurchases or in privately negotiated transactions based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at our discretion, subject to authorization by our board of directors prior to any such repurchase. In accordance with the Credit Facility, in order for us to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, we would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. See “—Dividends” for further details regarding other restrictive covenants in the Credit Facility. Accordingly, if we decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Annual Report on Form 10-K.
Distribution Reinvestment Program
Our Pre-Listing DRIP was suspended on June 29, 2018 in anticipation of the Listing, and reinstated, amended and restated, effective on the Listing Date with the Post-Listing DRIP. Participants in the Pre-Listing DRIP prior to this amendment and restatement continued to be participants in the Post-Listing DRIP. Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), our stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of each class of our common stock reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the years ended December 31, 2019 and 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Further detail related to our capital expenditures is as follows:

(In thousands)	Year Ended December 31, 2019
Capital Expenditures
Revenue enhancing	$9,614
Maintenance	4,038
Total Capital Expenditures	13,652
Leasing commissions	4,001
Total	$17,653
Also, as of December 31, 2019 and December 31, 2018, we had $3.1 million and $0.9 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on our total performance and therefore reflects the impact of other items not specifically associated with NOI such as, interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined herein, does not reflect an adjustment for straight-line rent but AFFO does. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income(loss), is provided below. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO, AFFO and NOI attributable to stockholders.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to better assess the sustainability of our ongoing operating performance without the impact of transactions or other items that are not related to the ongoing performance of our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.

The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net loss attributable to common stockholders (in accordance with GAAP)	$(3,101)	$(37,409)	$(46,494)
Impairment of real estate investments	827	21,080	25,049
Depreciation and amortization	124,713	139,907	154,027
Gain on sale of real estate investments	(23,690)	(31,776)	(15,128)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(165)	(228)	(291)
FFO attributable to stockholders [1]	98,584	91,574	117,163
Acquisition, transaction and other costs [2]	6,257	7,557	10,152
Litigation cost reimbursements related to the Merger [3]	(2,264)	—	—
Listing fees	—	4,988	—
Vesting and conversion of Class B Units	—	15,786	—
Amortization (accretion) of market lease and other intangibles, net	(7,372)	(15,498)	(5,173)
Straight-line rent	(8,325)	(9,501)	(7,744)
Amortization of mortgage premiums and discounts on borrowings	(3,816)	(3,790)	(4,096)
Discount accretion on investment	—	—	(25)
Mark-to-market adjustments	—	(72)	(130)
Equity-based compensation [4]	12,717	5,266	128
Amortization of deferred financing costs, net and change in accrued interest	7,510	6,740	7,384
Goodwill impairment [5]	1,605	—	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(8)	(19)	5
AFFO attributable to common stockholders [1]	$104,888	$103,031	$117,664
__________

[1]
FFO and AFFO for the year ended December 31, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO, consistent with what we believe to be general industry practice.

[2]
Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger, which was previously presented in a separate line within the table above.

[3]	Included in “Other income” in our consolidated statement of operations and comprehensive income (loss).

[4]	Includes expense related to the amortization of restricted shares and LTIP Units, which were previously presented in separate lines within the table above.

[5]	This is a non-cash item and is added back as it is not considered a part of operating performance.
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

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2019:

(In thousands)	Same Store [1]	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$34,196	$22,648	$23,111	$—	$(83,056)	$(3,101)
Asset management fees to related party	—	—	—	—	25,695	25,695
Impairment of real estate investments	700	—	127	—	—	827
Acquisition and transaction related	4,599	21	—	—	1,637	6,257
Equity-based compensation	—	—	—	—	12,717	12,717
General and administrative	1,172	45	(18)	—	19,176	20,375
Depreciation and amortization	110,267	12,939	1,507	—	—	124,713
Goodwill impairment	—	—	—	—	1,605	1,605
Interest expense	60,716	—	—	—	17,278	77,994
Gain on sale of real estate investments	(1,933)	—	(21,757)	—	—	(23,690)
Other income	(1,274)	(35)	(2)	—	(2,316)	(3,627)
Preferred stock dividends	—	—	—	—	7,248	7,248
Net loss attributable to non-controlling interests	—	—	—	—	16	16
NOI	$208,443	$35,618	$2,968	$—	$—	$247,029
________

[1]
NOI for the year ended December 31, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes.

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2018:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$16,627	$5,377	$21,103	$—	$(80,516)	$(37,409)
Asset management fees to related party	—	—	—	—	23,143	23,143
Impairment of real estate investments	635	—	20,445	—	—	21,080
Acquisition and transaction related	4,498	171	38	—	2,850	7,557
Listing fees	—	—	—	—	4,988	4,988
Vesting and conversion of Class B Units	—	—	—	—	15,786	15,786
Equity-based compensation	—	—	—	—	5,266	5,266
General and administrative	1,519	17	61	—	21,136	22,733
Depreciation and amortization	127,251	2,632	10,024	—	—	139,907
Interest expense	59,398	—	—	—	7,391	66,789
Gain on sale of real estate investments	—	—	(31,776)	—	—	(31,776)
Other income	(851)	1	(31)	—	18	(863)
Net loss attributable to non-controlling interests	—	—	—	—	(62)	(62)
NOI	$209,077	$8,198	$19,864	$—	$—	$237,139

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the year ended December 31, 2017:

(In thousands)	Same Store	Acquisitions	Disposals	Merger	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(2,885)	$1,785	$824	$7,334	$(53,552)	$(46,494)
Asset management fees to related party	—	—	—	—	20,908	20,908
Impairment of real estate investments	2,721	—	22,328	—	—	25,049
Acquisition and transaction related	2,180	1,631	1	1	6,338	10,151
Equity-based compensation	—	—	—	—	128	128
General and administrative	254	6	54	849	18,528	19,691
Depreciation and amortization	76,382	2,190	12,376	63,079	—	154,027
Interest expense	47,313	—	1,183	4,013	7,796	60,305
Gain on sale of real estate investments	—	—	(14,865)	(263)	—	(15,128)
Other income	(1,104)	—	(45)	(112)	(63)	(1,324)
Net loss attributable to non-controlling interests	—	—	—	—	(83)	(83)
NOI	$124,861	$5,612	$21,856	$74,901	$—	$227,230
Dividends
Since August 2018, we have paid dividends on our common stock on a monthly basis at an annualized rate equal to $1.10 per share, or $0.0916667 per share per month. We generally pay dividends on the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date. The amount of dividends payable on our common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
Dividends on our Series A Preferred Stock accrue in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend payment date for the Series A Preferred Stock was made on July 15, 2019 and it represented an accrual for more than a full quarter, covering the period from March 26, 2019 to June 30, 2019.
Pursuant to our Credit Facility and subject to limited exceptions, we may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of our MFFO (as defined in our Credit Facility, which is different from AFFO as disclosed in this Annual Report on Form 10-K) for the applicable period.
Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay. During the fiscal quarters ended December 31, 2018 and March 31, 2019, we relied on an exception under our Credit Facility permitting us to pay distributions in an aggregate amount exceeding 110% of MFFO for each of those fiscal quarters. We will not be able to rely on this exception again without seeking consent from the lenders under our Credit Facility. We are also permitted to pay distributions in an aggregate amount exceeding 105% of MFFO for any applicable period if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million. We relied on this exception for the two applicable periods since this exception became effective following an amendment to the Credit Facility in November 2019 - the two consecutive fiscal quarters ended September 30, 2019 and the three consecutive fiscal quarters ended December 31,

2019. We also expect we will rely on this exception in future periods. There is no assurance that we will be able to continue to rely on this exception or that the lenders will consent to any additional amendments to our Credit Facility.
During the year ended December 31, 2019, cash used to pay dividends on our common stock, preferred stock, distributions for LTIP Units and distributions for Class A Units that correspond to each share of our common stock, was generated from cash flows provided by operations and cash on hand, which consists of proceeds from financings and sales of real estate investments. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Further, to the extent we continue to rely on the exception to the restriction on the payment of dividends in our Credit Facility that requires us to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million, our ability to incur additional indebtedness and use cash that would otherwise be available to us will be limited. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares, for the periods indicated:

	Three Months Ended								Year Ended December 31, 2019
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount		Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,248		$29,207		$29,420		$29,265		$117,140
Cash dividends paid to preferred stockholders	—		—		921		3,027		3,948
Cash distributions on LTIP Units	84		161		115		177		537
Cash distributions on Class A Units	47		48		16		46		157
Total dividends and other cash distributions paid	$29,379		$29,416		$30,472		$32,515		$121,782

Source of dividend and other cash distributions coverage:
Cash flows provided by operations [1]	$20,395	69.4%	$29,416	100.0%	$26,603	87.3%	$27,380	84.2%	$105,570	[2]	86.7%
Available cash on hand	8,984	30.6%	—	—%	3,869	12.7%	5,135	15.8%	16,212	[2]	13.3%
Total sources of dividend and other cash distributions coverage	$29,379	100.0%	$29,416	100.0%	$30,472	100.0%	$32,515	100.0%	$121,782		100.0%

Cash flows provided by operations (GAAP basis) [1]	$20,395		$31,192		$26,603		$27,380		$105,570
Net (loss) income (in accordance with GAAP)	$(3,227)		$7,884		$(2,931)		$(4,827)		$(3,101)
________

[1]
For the quarter ended June 30, 2019 and the year ended December 31, 2019, cash flows provided by operations includes a lease termination income of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes. Excluding the termination fee income, the percentage of the dividends covered by the cash flows provided by operations would have been 74% and 78% for the quarter ended June 30, 2019 and year ended December 31, 2019, respectively.

[2]	Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2019, we were in compliance with the debt covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2019. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ending December 31,
(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Principal on mortgage notes payable	$1,323,454	$538,411	$209,193	$24,930	$550,920
Interest on mortgage notes payable	196,568	50,141	44,366	40,178	61,883
Principal on Credit Facility [1]	333,147	—	—	333,147	—
Interest on Credit Facility	42,043	12,696	25,323	4,024	—
Ground lease rental payments due	53,765	1,498	3,091	3,121	46,055
	$1,948,977	$602,746	$281,973	$405,400	$658,858
__________

[1]	The Credit Facility was matures on April 26, 2022 and we have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023.
Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but can provide no assurances that we will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
As of December 31, 2019, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.3 billion and a fair value of $1.4 billion. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $44.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $47.6 million.
As of December 31, 2019, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $333.1 million. Interest rate volatility associated with the Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2019 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Credit Facility would increase or decrease our interest expense by $3.3 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2019 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective December 31, 2019 at a reasonable level of assurance..
Management’s Annual Reporting on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.americanfinancetrust.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

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
The following financial statement schedules are included herein beginning at page F-36 of this report:
Schedule III — Real Estate and Accumulated Depreciation — Part I
Schedule III — Real Estate and Accumulated Depreciation — Part II
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (2)	Articles of Amendment and Restatement
3.2 (8)	Fourth Amended and Restated Bylaws
3.3 (4)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL.
3.4 (9)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.5 (9)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.6 (9)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.7 (9)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.8 (7)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.9 (5)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.10 (12)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.11 (13)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated May 8, 2019
3.12 (14)	Articles Supplementary classifying additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, dated September 6, 2019
3.13 (15)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated October 4, 2019
4.1 (8)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.2 (6)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of November 6, 2018
4.3 (18)	Second Amendment, dated March 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.4 (13)	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.5 (14)	Fourth Amendment, dated September 6, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.6 (15)	Fifth Amendment, dated October 4, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.7 (8)	Amended and Restated Distribution Reinvestment Plan
4.8 (16)	Master Indenture, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.9 (17)	Series 2019 I Indenture Supplement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.10 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit No.	Description
10.1 (18)
Underwriting Agreement, dated March 22, 2019, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and the underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as representatives

10.2 (14)
Underwriting Agreement, dated September 4, 2019, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and the underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. acted as representative

10.3 (13)
Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Class A common stock)

10.4 (22)
Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A Common Stock)

10.5 (13)
Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock)

10.6 (22)
Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)

10.7 (15)
Amendment No. 2, dated as of October 4, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)

10.8 (3)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.9 (8)
Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

10.10 (19)
Amendment No. 2, dated as of March 18, 2019, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

10.11 (3)
Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.12 (3)
Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)

10.13 (3)
Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC

10.14 (17)
Property Management and Servicing Agreement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee

10.15 *
Amendment, dated as of February 3, 2020, to the Property Management and Servicing Agreement, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee

10.16 (17)	Guaranty, dated as of May 30, 2019, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee
10.17 (2)	Form of Restricted Stock Unit Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of American Finance Trust, Inc. (Pre-Listing)
10.18 (1)
Indemnification Agreement by and among American Finance Trust, Inc., Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

Exhibit No.	Description
10.19 (10)
Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders from time to time party thereto, Citizens Bank N.A. and SunTrust Robinson Humphrey, Inc., as syndication agents, and BMO Harris Bank N.A., as administrative agent

10.20 (6)
First Amendment to Credit Agreement, dated as of September 24, 2018, among American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Finance Trust, Inc., the lenders party thereto and BMO Harris Bank N.A.

10.21 (20)
Second Amendment, dated as of November 4, 2019, to Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, and BMO Harris Bank N.A., as administrative agent

10.22 (11)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.23 (11)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.24 (11)
First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP

10.25 (11)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.26*
Property Management and Leasing Agreement, dated as of December 17, 2019, by and among American Finance
Properties, LLC, ARC HR5SSRI001, LLC, ARC HR5SSMA003, LLC, ARC HR5SSMA001, LLC and
ARC HR5SSMA002, LLC

10.26 (6)	Form of Restricted Stock Award Agreement (Post-Listing)
10.27 (8)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC
10.28 (21)
First Amendment, dated as of March 6, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC

10.29 (8)	2018 Advisor Omnibus Incentive Compensation Plan
10.30 (8)	2018 Omnibus Incentive Compensation Plan
10.31 (8)	Form of Indemnification Agreement (Post-Listing)
16.1 (19)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019
21.1 *	List of Subsidiaries
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP
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

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________
*     Filed herewith.

(1)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2016.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13, 2017.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2018.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 6, 2018.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 20, 2018.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2018.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2018.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.

(12)	Filed as an exhibit to our registration statement on Form 8-A filed with the SEC on March 25, 2019.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2019.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2019.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 31, 2019.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 25, 2019.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 18, 2019.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 7, 2019.

(21)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2019.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2020.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2020
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
Katie P. Kurtz

/s/ Lisa D. Kabnick	Lead Independent Director	February 27, 2020
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	February 27, 2020
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	February 27, 2020
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	February 27, 2020
Edward G. Rendell

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Finance Trust, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of American Finance Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for the year then ended, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Reporting on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Purchase Price Allocations for Property Acquisitions
As described in Notes 3 and 4 to the consolidated financial statements, the Company completed real estate acquisitions with consideration paid for acquired real estate investments, net of liabilities assumed of $428.9 million for the year ended December 31, 2019. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made by management using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are that there was significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed, which in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence relating to these fair value estimates. In addition, significant audit effort was necessary in evaluating the significant assumptions relating to the fair value estimates of tangible and intangible assets acquired and liabilities assumed, including capitalization rates, fair market lease rates, discount rates and land values per square foot. The audit effort also included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s valuation of tangible and intangible assets acquired and liabilities assumed and controls over development of the assumptions related to the valuation of tangible and intangible assets acquired and liabilities assumed, including capitalization rates, fair market lease rates, discount rates and land values per square foot. These procedures also included, among others, (i) reading the executed purchase agreements and lease documents and (ii) testing management’s process for estimating the fair value of tangible and intangible assets acquired and liabilities assumed, including testing management’s projected cash flows used to estimate the fair value of tangible and intangible assets acquired and liabilities assumed and evaluating the accuracy of valuation outputs. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions, including capitalization rates, fair market lease rates, discount rates and land values per square foot for the tangible and intangible assets acquired and liabilities assumed. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain assumptions utilized by management, such as capitalization rates, fair market lease rates, discount rates and land values per square foot.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Finance Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of American Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedule titled Schedule III - Real Estate and Accumulated Depreciation - Part II, for each of the years in the two-year period ended December 31, 2018 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2015 to 2019.
New York, New York
March 7, 2019

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments, at cost:
Land	$685,889	$629,190
Buildings, fixtures and improvements	2,681,485	2,441,659
Acquired intangible lease assets	448,175	413,948
Total real estate investments, at cost	3,815,549	3,484,797
Less: accumulated depreciation and amortization	(529,052)	(454,614)
Total real estate investments, net	3,286,497	3,030,183
Cash and cash equivalents	81,898	91,451
Restricted cash	17,942	18,180
Deposits for real estate investments	85	3,037
Goodwill	—	1,605
Deferred costs, net	17,467	16,222
Straight-line rent receivable	46,976	37,911
Operating lease right-of-use assets	18,959	—
Prepaid expenses and other assets (including $503 and $0 due from related parties as of December 31, 2019 and 2018, respectively)	19,188	19,439
Assets held for sale	1,176	44,519
Total assets	$3,490,188	$3,262,547

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,310,943	$1,196,113
Credit facility	333,147	324,700
Below-market lease liabilities, net	84,041	89,938
Accounts payable and accrued expenses (including $1,153 and $2,634 due to related parties as of December 31, 2019 and 2018, respectively)	26,817	28,383
Operating lease liabilities	19,318	—
Derivative liabilities, at fair value	—	531
Deferred rent and other liabilities	10,392	13,067
Dividends payable	3,300	80
Total liabilities	1,787,958	1,652,812

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 8,796,000 shares authorized, 6,917,230 issued and outstanding as of December 31, 2019 and no shares issued and outstanding as of December 31, 2018	69	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 108,475,266 and 106,230,901 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,085	1,063
Additional paid-in capital	2,615,089	2,412,915
Accumulated other comprehensive loss	—	(531)
Distributions in excess of accumulated earnings	(932,912)	(812,047)
Total stockholders’ equity	1,683,331	1,601,400
Non-controlling interests	18,899	8,335
Total equity	1,702,230	1,609,735
Total liabilities and equity	$3,490,188	$3,262,547

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue from tenants	$299,744	$291,207	$270,910

Operating expenses:
Asset management fees to related party	25,695	23,143	20,908
Property operating expense	52,715	54,068	42,594
Impairment of real estate investments	827	21,080	25,049
Acquisition, transaction and other costs	6,257	7,557	10,151
Listing fees	—	4,988	—
Vesting and conversion of Class B Units	—	15,786	—
Equity-based compensation	12,717	5,266	128
General and administrative	20,375	22,733	19,691
Depreciation and amortization	124,713	139,907	154,027
Goodwill impairment	1,605	—	—
Total operating expenses	244,904	294,528	272,548
Operating income (loss) before gain on sale of real estate investments	54,840	(3,321)	(1,638)
Gain on sale of real estate investments	23,690	31,776	15,128
Operating income (loss)	78,530	28,455	13,490
Other (expense) income:
Interest expense	(77,994)	(66,789)	(60,305)
Other income	3,627	863	238
Total other expense, net	(74,367)	(65,926)	(60,067)
Net income (loss)	4,163	(37,471)	(46,577)
Net (income) loss attributable to non-controlling interests	(16)	62	83
Preferred stock dividends	(7,248)	—	—
Net loss attributable to common stockholders	(3,101)	(37,409)	(46,494)

Other comprehensive (loss) income:
Change in unrealized (loss) gain on derivative	531	(626)	95
Comprehensive loss attributable to common stockholders	$(2,570)	$(38,035)	$(46,399)

Weighted-average shares outstanding — Basic and Diluted	106,397,296	105,560,053	99,649,471
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.03)	$(0.35)	$(0.47)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	—	$—	65,805,184	$658	$1,449,662	$—	$(465,454)	$984,866	$—	$984,866
Issuance of common stock	—	—	38,210,213	382	916,664	—	—	917,046	—	917,046
Common stock issued through distribution reinvestment plan	—	—	2,373,256	24	55,829	—	—	55,853	—	55,853
Common stock repurchases	—	—	(1,225,365)	(12)	(29,046)	—	—	(29,058)	—	(29,058)
Share-based compensation	—	—	8,897	—	128	—	—	128	—	128
Distributions declared on Common Stock, $1.47 per share	—	—	—	—	—	—	(145,926)	(145,926)	—	(145,926)
Issuances of operating partnership units	—	—	—	—	—	—	—	—	4,887	4,887
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(258)	(258)
Net loss	—	—	—	—	—	—	(46,494)	(46,494)	(83)	(46,577)
Other comprehensive income	—	—	—	—	—	95	—	95	—	95
Balance, December 31, 2017	—	—	105,172,185	1,052	2,393,237	95	(657,874)	1,736,510	4,546	1,741,056
Common stock issued through distribution reinvestment plan	—	—	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	—	—	(1,142,190)	(11)	(20,520)	—	—	(20,531)	—	(20,531)
Vesting and conversion of Class B Units	—	—	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	—	—	30,691	—	736		—	736	(736)	—
Share-based compensation, net of forfeitures	—	—	127,402	1	449	—	—	450	4,816	5,266
Distributions declared on Common Stock, $1.10 per share	—	—	—	—	—	—	(116,539)	(116,539)	—	(116,539)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(225)	(225)	(229)	(454)
Net loss	—	—	—	—	—	—	(37,409)	(37,409)	(62)	(37,471)
Other comprehensive income	—	—	—	—	—	(626)	—	(626)	—	(626)
Balance, December 31, 2018	—	—	106,230,901	1,063	2,412,915	(531)	(812,047)	1,601,400	8,335	1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 3)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Common Stock, net	—	—	2,229,647	22	31,579	—	—	31,601	—	31,601
Issuance of Preferred Stock, net	6,917,230	69	—	—	168,860	—	—	168,929	—	168,929
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation	—	—	34,588	1	1,071	—	—	1,072	11,645	12,717
Dividends declared on Common Stock, $1.10 per share	—	—	—	—	—	—	(117,100)	(117,100)	—	(117,100)
Dividends declared on Preferred Stock, $1.875 per share	—	—	—	—	—	—	(7,248)	(7,248)	—	(7,248)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(494)	(494)	(160)	(654)
Net income	—	—	—	—	—	—	4,147	4,147	16	4,163
Other comprehensive loss	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	937	—	—	937	(937)	—
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,163	$(37,471)	$(46,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,396	84,482	85,175
Amortization of in-place lease assets	44,795	54,439	68,477
Amortization of deferred leasing costs	1,522	986	375
Amortization (including accelerated write-off) of deferred financing costs	7,598	5,648	6,693
Accretion of mortgage premiums and discounts on borrowings	(3,816)	(3,790)	(4,096)
Discount accretion and premium amortization on investments, net	—	—	(25)
Amortization (accretion) of market lease and other intangibles, net	(7,372)	(15,518)	(5,173)
Equity-based compensation	12,717	5,266	128
Vesting and conversion of Class B Units	—	15,786	—
Mark-to-market adjustments	—	(72)	(130)
Gain on sale of real estate investments	(23,690)	(31,776)	(15,128)
Impairment of real estate investments and goodwill impairment	2,432	21,080	25,049
Payments of prepayment costs on mortgages	4,491	4,224	—
Changes in assets and liabilities:
Straight-line rent receivable	(9,521)	(9,596)	(7,840)
Straight-line rent payable	1,196	95	96
Prepaid expenses and other assets	(3,208)	(4,086)	2,575
Accounts payable and accrued expenses	(1,458)	1,694	(7,780)
Deferred rent and other liabilities	(2,675)	3,646	(9,355)
Net cash provided by operating activities	105,570	95,037	92,464
Cash flows from investing activities:
Proceeds from the settlement of CMBS	—	—	17,200
Capital expenditures	(13,652)	(10,426)	(8,917)
Acquisitions of investments in real estate and other assets	(428,939)	(241,772)	(149,337)
Proceeds from sale of real estate investments	34,813	66,455	190,801
Deposits	2,952	(2,472)	(565)
Cash paid in merger transaction	—	—	(94,504)
Cash acquired in merger transaction	—	—	26,163
Net cash used in investing activities	(404,826)	(188,215)	(19,159)
Cash flows from financing activities:
Proceeds from mortgage notes payable	286,930	29,887	267,350
Payments on mortgage notes payable	(69,144)	(47,197)	(21,841)
Proceeds from credit facility	233,000	324,700	85,000
Payments on credit facility	(224,553)	(95,000)	(294,000)
Payments of financing costs	(10,778)	(7,031)	(4,948)
Payments of prepayment costs on mortgages	(4,491)	(4,224)	—
Common stock repurchases	(274)	(20,531)	(29,058)
Distributions on LTIP Units and Class A Units	(694)	(225)	—
Dividends paid on common stock	(117,140)	(104,824)	(87,659)
Dividends paid on preferred stock	(3,948)	—	—
Proceeds from issuance of common stock, net	31,601	—	—
Proceeds from issuance of preferred stock, net	168,956	—	—
Net cash provided by (used in) financing activities	289,465	75,555	(85,156)
Net change in cash, cash equivalents and restricted cash	(9,791)	(17,623)	(11,851)
Cash, cash equivalents and restricted cash, beginning of period	109,631	127,254	139,105
Cash, cash equivalents and restricted cash, end of period	$99,840	$109,631	$127,254

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents, end of period	$81,898	$91,451	$107,666
Restricted cash, end of period	17,942	18,180	19,588
Cash, cash equivalents and restricted cash, end of period	$99,840	$109,631	$127,254

Supplemental Disclosures:
Cash paid for interest	$72,826	$63,839	$57,017
Cash paid for income taxes	$217	$1,100	$827

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$27	$—	$—
Preferred dividend declared but not yet paid	$3,300	$—	$—
Equity issued in the merger transaction	$—	$—	$921,930
Credit facility assumed or used to acquire investments in real estate	$—	$—	$304,000
Proceeds from real estate sales used to pay off related mortgage notes payable	$94,940	$90,038	$103,041
Mortgage notes payable released in connection with disposition of real estate	$(94,940)	$(90,038)	$(103,041)
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$—	$127,651
Premiums on assumed mortgage notes payable	$—	$—	$4,143
Common stock issued through distribution reinvestment plan	$—	$23,248	$55,853
Accrued capital expenditures (payable)	$355	$341	$933

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1 — Organization
American Finance Trust, Inc. (the “Company”) is a diversified real estate investment trust for U.S. federal income tax purposes (“REIT”) focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2019, the Company owned 819 properties, comprised of 18.5 million rentable square feet, which were 94.6% leased, including 786 single tenant, net leased commercial properties (748 of which are retail properties) and 33 multi-tenant retail properties.
The Company, incorporated on January 22, 2013, is a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2013. Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries.
On July 19, 2018 (the “Listing Date”), the Company listed shares of its common stock, which had been renamed “Class A common stock” in connection with a series of corporate actions effected earlier in July 2018, on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN” (the “Listing”). In March 2019, the Company listed shares of its new class of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), on Nasdaq under the symbol “AFINP.” For additional information see Note 9 — Stockholders’ Equity.
To effect the Listing, and to address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. As of December 31, 2019, the Company had 108.5 million shares of Class A common stock outstanding, representing all shares of common stock outstanding. For additional information see Note 9 — Stockholders’ Equity.
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
December 31, 2019

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
Prior to the Merger, the Company and RCA each were sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide investment and advisory services to the Company, and previously provided such services to RCA, pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of the Merger Agreement, RCA OP units held by AR Global and its affiliates were exchanged for units of our limited partnership previously designated as “OP Units” (“OP Units”) and certain special limited partner interests in the RCA OP held by AR Global and its affiliates were, consistent with the terms of the RCA OP partnership agreement, redeemed for a cash payment of approximately $2.8 million.
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
December 31, 2019

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
December 31, 2019

Principles of Consolidation
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation:

•	The Company currently presents Straight-line rent receivable on its own line item in the consolidated statements of cash flows, which was previously included within prepaid expenses and other assets.

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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2019, these leases had an average remaining lease term of nine years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company has also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

(In thousands)	Future Base Rent Payments
2020	$252,892
2021	244,424
2022	233,507
2023	220,928
2024	202,147
Thereafter	1,251,529
$2,405,427

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2019, 2018 and 2017, approximately $0.9 million, $0.9 million and $0.8 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
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
Under ASC 842, uncollectable amounts are reflected as reductions in revenue. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. During the years ended December 31, 2019, 2018 and 2017, such amounts were $2.9 million, $2.7 million and $1.1 million, respectively.
On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which required the tenant to pay the Company a termination fee of $8.0 million. The Company has entered into two leases to replace the tenant one of which commenced during the third quarter of 2019. As a result, the Company recorded termination income, net, of $7.6 million during the second quarter of 2019, which is included in revenue from tenants during the year ended December 31, 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section in this Note for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2019, 2018 or 2017. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2019 and 2018, the Company had one and seven properties classified as held for sale, respectively, (see Note 4 — Real Estate Investments, Net for additional information).
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance. The Company will evaluate new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three year period ended December 31, 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2019 and 2018 were asset acquisitions. During 2017, prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805) (see Summary of Significant Accounting Policies below), all our acquisitions, including the Merger, were accounted for as business combinations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired (including those acquired in the Merger) and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the year ended December 31, 2019.
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate after January 1, 2018 are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in and ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations and comprehensive (loss) to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Goodwill and Goodwill Impairment
The Company had no goodwill recorded as of December 31, 2019 and $1.6 million of goodwill recorded as of December 31, 2018. The Company is required to assess whether its goodwill is impaired, which requires the Company to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company evaluates goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. The Company performed its annual assessment in December 2018 and determined that there was no impairment of goodwill. Given fluctuations in the market price of the Class A common stock, the Company performed a reassessment as of June 30, 2019, which included the assessment of relevant metrics such as estimated carrying and fair market value of the Company’s real estate and market-based factors. Based on these assessments, the Company determined that goodwill was impaired and recorded an impairment charge of $1.6 million for the year ended December 31, 2019.
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
The value of customer relationship intangibles, if any, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Above and Below-Market Lease Amortization
Capitalized above-market lease values are amortized as a reduction of revenue from tenants over the remaining terms of the respective leases and the capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Non-controlling interests resulted from the issuance of OP Units in conjunction with the Merger and were recognized at fair value as of the Effective Time. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. Please see Note 2 — Merger Transaction for additional information on the Merger. In addition, under the multi-year outperformance agreement with the Advisor (the “2018 OPP”), the OP issued a new class of units of limited partnership designated as LTIP Units (“LTIP Units”), which are also reflected as part of non-controlling interest as of December 31, 2019 and 2018. Please see Note 9 — Stockholders’ Equity and Note 13 — Equity-Based Compensation for additional information on transactions that impacted the amounts recorded for non-controlling interests during the year ended December 31, 2019.
Commercial Mortgage Loans
The Company did not own any commercial mortgage loans as of December 31, 2019, 2018 and 2017. As of December 31, 2016, the Company owned a commercial mortgage loan with a balance of $17.2 million which was repaid by the borrower during the year ended December 31, 2017.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2019, the Company had cash and cash equivalents of $81.9 million of which $80.0 million were in excess of the amount insured by the FDIC. As of December 31, 2018, the Company had cash and cash equivalents of $91.5 million of which $89.7 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Deferred Financing and Leasing Costs
Deferred costs, net consists of debt issuance costs associated with the Credit Facility (as defined in Note 6 — Credit Facility) and deferred leasing costs, net of accumulated amortization. Deferred financing costs relating to the mortgage notes payable (see Note 5 — Mortgage Notes Payable, Net) are reflected net of the related financing on our balance sheet.
Deferred financing costs associated with the Credit Facility and the mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized as additional interest expense over the term of the financing agreement on a straight-line basis for the Credit Facility and using effective interest method over the expected term for the mortgage notes payable.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Equity-Based Compensation
The Company has a stock-based award plan for its directors, which is accounted for under the guidance for share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in equity-based compensation and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the Listing, the Company entered into the 2018 OPP under which the LTIP Units were issued to the Advisor. These awards are market-based awards with a related required service period. The Company early adopted ASU 2018-07 at issuance. Accordingly, the LTIP Units were valued at their measurement date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
For additional information on these awards, see Note 13 — Equity-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. The Company believes that, commencing with such taxable year, it has been organized and has operated in a manner so that it qualifies for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but can provide no assurance that it will operate in a manner so as to remain qualified as a REIT. To continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax on the portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
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
December 31, 2019

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2019 and 2018 were capitalized since our acquisitions during the years were all classified as asset acquisitions.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being recognized at the time of the partial sale. During the year ended December 31, 2019 or 2018 the Company did not retain any interest in properties in which it sold.
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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718 (“ASU 2018-07”). ASU 2018-07 specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance was effective for the Company in annual periods beginning after December 15, 2018 and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2018-07 on July 1, 2018 as it relates to the award made to the Advisor pursuant to the 2018 OPP (see Note 13 - Share-Based Compensation for additional details).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

•
The Company also reclassified $0.3 million related to amounts previously reported as a straight-line rent liability, $1.1 million, net related to amounts previously reported as above and below market ground lease intangibles and $0.1 million of prepaid rent to the ROU assets. For additional information and disclosures related to these operating leases, see Note 10 — Commitments and Contingencies.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Other Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The Company adopted early this guidance in 2019 and in connection with the reassessments, goodwill was impaired during the year ended December 31, 2019.
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
Pending Adoption as of December 31, 2019:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the amended standard requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors (including unbilled straight-line rent) are explicitly excluded from the scope of ASU 2016-13. The new guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amended guidance is effective for the Company beginning on January 1, 2020. The Company adopted the new guidance on January 1, 2020 and determined it did not have a material impact on its consolidated financial statements.
Note 4 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2019, 2018 and 2017. All acquisitions in 2019 and 2018 were considered asset acquisitions for accounting purposes. During 2017, prior to adoption of ASU No. 2017-01, Business Combinations (Topic 805) (See Note 3 — Summary of Significant Accounting Policies - Recent Accounting Pronouncements), all of the Company’s acquisitions, including the Merger, were accounted for as business combinations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Real estate investments, at cost:
Land	$76,610	$61,745	$313,423
Buildings, fixtures and improvements	288,549	140,151	1,176,909
Total tangible assets	365,159	201,896	1,490,332
Acquired intangible assets and liabilities: [1]
In-place leases	66,787	39,978	177,152
Above-market lease assets	1,973	1,055	22,934
Below-market ground lease asset	—	—	1,233
Above-market ground lease liability	—	—	—
Below-market lease liabilities	(4,980)	(1,157)	(106,513)
Total intangible assets, net	63,780	39,876	94,806
Prior Credit Facility assumed in the Merger	—	—	(304,000)
Mortgage notes payable assumed in the Merger	—	—	(127,651)
Premiums on mortgage notes payable assumed in the Merger	—	—	(4,143)
Other assets acquired and (liabilities assumed) in the Merger, net	—	—	16,427
Consideration paid for acquired real estate investments, net of liabilities assumed	$428,939	$241,772	$1,165,771
Number of properties purchased	218	130	110

__________

[1]
Weighted-average remaining amortization periods for in-place leases, above-market lease assets, below-market ground lease asset, and below-market lease liabilities acquired during the year ended December 31, 2019 were 14.7 years, 11.6 years, and 16.8 years, respectively, as of each property’s respective acquisition date.

The following table presents unaudited pro forma information as if the acquisitions, including the Merger, during the year ended December 31, 2017 had been consummated on January 1, 2016:

Year Ended December 31,
(In thousands, except per share data)	2017[1]
Pro forma revenues	$293,768
Pro forma net loss	$(38,113)
Basic and diluted pro forma net loss per share	$(0.36)
__________

[1]
For the year ended December 31, 2017, aggregate revenues and net income derived from the Company’s 2017 acquisitions (for the Company’s period of ownership) were $121.3 million and $11.6 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$424,509	$151,474	$273,035	$388,323	$135,864	$252,459
Above-market lease assets	23,666	8,152	15,514	24,392	7,477	16,915
Below-market ground lease assets [1]	—	—	—	1,233	60	1,173
Total acquired intangible lease assets	$448,175	$159,626	$288,549	$413,948	$143,401	$270,547

Intangible liabilities:
Above-market ground lease liability [1]	$—	$—	$—	$85	$5	$80
Below-market lease liabilities	106,435	22,394	84,041	107,401	17,543	89,858
Total acquired intangible lease liabilities	$106,435	$22,394	$84,041	$107,486	$17,548	$89,938
__________

[1]
Upon adoption of ASC 842 effective January 1, 2019, intangible assets related to ground leases were reclassified to be included as part of Operating lease right-of-use assets presented on the Company’s consolidated balance sheet. See Note 3 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements for additional information.

The following table presents amortization expenses and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
In-place leases, included in depreciation and amortization	$44,795	$54,439	$68,477

Above-market lease intangibles	$(3,375)	$(4,441)	$(6,007)
Below-market lease liabilities	10,796	19,989	11,212
Total included in revenue from tenants	$7,421	$15,548	$5,205

Below-market ground lease asset [1]	$32	$32	$(28)
Above-market ground lease liability [1]	(2)	(2)	(2)
Total included in property operating expenses	$30	$30	$(30)
__________

[1]
Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the Company’s consolidated balance sheet with no change to placement of the amortization expense of such balances. See Note 3 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements for additional information.

The following table provides the projected amortization expenses and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2020	2021	2022	2023	2024
In-place leases, to be included in depreciation and amortization	$39,025	$34,988	$31,041	$28,634	$25,944

Above-market lease intangibles	$2,604	$2,289	$1,914	$1,666	$1,529
Below-market lease liabilities	(6,891)	(6,324)	(5,962)	(5,801)	(5,587)
Total to be included in revenue from tenants	$(4,287)	$(4,035)	$(4,048)	$(4,135)	$(4,058)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
As of December 31, 2019 and 2018, there were one and seven properties, respectively, classified as held for sale. During the year ended December 31, 2019, the Company sold five of the properties that were held for sale as of December 31, 2018 and had classified one additional property as held for sale. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of the properties sold remain classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018
Real estate investments held for sale, at cost:
Land	$563	$6,113
Buildings, fixtures and improvements	750	39,343
Acquired intangible lease assets	—	12,517
Total real estate assets held for sale, at cost	1,313	57,973
Less accumulated depreciation and amortization	(137)	(11,278)
Total real estate investments held for sale, net	1,176	46,695
Impairment charges related to properties reclassified as held for sale [1]	—	(2,176)
Assets held for sale	$1,176	$44,519
__________

[1]	Impairment charges are recorded in the period in which an asset is reclassified to held for sale.
Real Estate Sales
During the year ended December 31, 2019, the Company sold 25 properties, including 22 properties leased to Truist Bank (formerly known as SunTrust Bank, “Truist Bank”), for an aggregate contract price of $131.7 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $23.7 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2019.
During the year ended December 31, 2018, the Company closed on the sale of 44 properties, including 31 properties leased to Truist Bank which had lease terms that expired between December 31, 2017 and March 31, 2018, for an aggregate contract price of $161.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $31.8 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.
During the year ended December 31, 2017, the Company closed on the sale of 25 properties, including 18 properties operated by Truist Bank for an aggregate contract price of $291.5 million, exclusive of closing costs. As discussed later in this footnote, the Company had previously taken impairment charges on certain of these properties. These sales resulted in aggregate gains of $15.1 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. As of December 31, 2019 and December 31, 2018, the Company owned one and seven held for use single-tenant net lease properties leased to SunTrust,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

which had lease terms that expired between December 31, 2017 and March 31, 2018. The one held for use property as of December 31, 2019 is vacant. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators and where appropriate, the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over the intended holding period. See “Impairment Charges” below for discussion of specific charges taken.
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
For some of the held for use properties, the Company had executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties, however, these did not meet the criteria for held for sale treatment at December 31, 2019. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee the sales of these properties will close under these terms or at all.
Impairment Charges
The Company recorded total impairment charges of $0.8 million for the year ended December 31, 2019. These amounts are comprised of impairment charges of $0.1 million, which were recorded upon classification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.7 million, which was recorded on one held for use property leased to Truist Bank during the year ended December 31, 2019.
The Company recorded total impairment charges of $21.1 million for the year ended December 31, 2018. This amount is comprised of impairment charges of $11.0 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $10.1 million, which were recorded on 12 (including impairments of $1.7 million on nine properties leased to Truist Bank) of the Company’s held for use properties. The majority of the impairment charges on the held for use properties related to two multi-tenant properties.
The Company recorded total impairment charges of $25.0 million for the year ended December 31, 2017. This amount is comprised of impairment charges of $4.5 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $20.5 million were recorded on 38 (including impairments of $17.2 million on 36 properties leased to Truist Bank) the Company’s held for use properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 5 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of December 31, 2019 and 2018 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2019	2018	2019		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes	95	$120,294	$—	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes	106	121,000	—	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	201	241,294	—

SAAB Sensis I	1	$6,660	$7,077	5.93%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	17	10,860	13,412	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	78	62,228	68,080	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	12	6,626	18,113	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop [1]	4	45,000	36,812	3.49%		Fixed	Jan. 2030	Jan. 2030
Mortgage Loan I [2]	244	497,150	572,199	4.36%		Fixed	Sep. 2020	Sep. 2020
Shops at Shelby Crossing	1	22,139	22,581	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	39,147	40,027	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan IV [3]	—	—	29,887	—%		—	N/A	N/A
Gross mortgage notes payable	617	1,323,454	1,200,538	4.48%	(4)
Deferred financing costs, net of accumulated amortization [5]		(15,564)	(11,363)
Mortgage premiums, net [6]		3,053	6,938
Mortgage notes payable, net		$1,310,943	$1,196,113

__________

[1]
The prior Stop & Shop loan was refinanced on December 19, 2019 with a new loan (see Stop&Shop Loan discussion in this Note). In connection with the prior loan, the Company paid prepayment penalties of approximately $2.0 million, which are included in the acquisition, transaction and other costs on the consolidated statement of operations and comprehensive (loss) income.

[2]
In connection with repayment a portion of this mortgage note, the Company paid prepayment penalties of $1.6 million in the second quarter of 2019, which are included in the acquisition, transaction and other costs on the consolidated statement of operations and comprehensive (loss) income.

[3]
This loan was repaid in connection with the issuance of the Net Lease Mortgage Notes (see definition below) in the second quarter of 2019 and all 39 properties, which were previously encumbered under Mortgage Loan IV were added to the collateral pool for the Net Lease Mortgage Notes. As a result of repaying the loan, remaining unamortized deferred financing costs of $0.8 million were written off, which is included in interest expense in the consolidated statement of operations. Also, the “pay-fixed” interest rate swap agreements related to Mortgage Loan IV were terminated upon repayment (see Note 8 — Derivatives and Hedging Activities), which is included in interest expense in the consolidated statement of operations.

[4]	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2019.

[5]
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

[6]	Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
As of December 31, 2019 and 2018, the Company had pledged $2.5 billion and $2.3 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2019, $1.2 billion in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 6 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on stated maturity dates for the five years subsequent to December 31, 2019 and thereafter:

(In thousands)	Future Principal Payments
2020	$538,411
2021	206,882
2022	2,311
2023	2,643
2024	22,287
Thereafter	550,920
$1,323,454

The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2019, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Stop & Shop Loan
On December 18, 2019, subsidiaries of the Company entered into a loan agreement (“Stop&Shop Loan”) with Morgan Stanley Bank, N.A., (“Lender”) for a principal amount of $45.0 million at a fixed interest rate of 3.445% per annum. The Stop&Shop Loan requires monthly interest-only payments, with the principal balance due on the maturity date in January 2030 and is secured by mortgage interests in four of the Company’s properties, three of which are located in the state of Massachusetts, totaling approximately 0.3 million square feet. The Stop&Shop Loan permits the Lender to securitize the loan or any portion thereof.
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
The Net Lease Mortgage Notes were issued in two classes, Class A-1 (the “Class A-1 Net Lease Mortgage Notes”) and Class A-2 (the “Class A-2 Net Lease Mortgage Notes”). The Class A-1 Net Lease Mortgage Notes are rated AAA (sf) by Standard & Poor’s and had an initial principal amount of $121.0 million with an anticipated repayment date in May 2026 and an interest rate of 3.78% per annum. The Class A-2 Net Lease Mortgage Notes are rated A (sf) by Standard & Poor’s and had an initial principal amount of $121.0 million initial principal amount with an anticipated repayment date in May 2029 and an interest rate of 4.46% per annum. The Class A-1 Net Lease Mortgage Notes require interest and principal amortization payments until the applicable anticipated repayment date. The Class A-2 Net Lease Mortgage Notes are interest-only until June 2020, when principal amortization payments are required until the applicable anticipated repayment date. The Net Lease Mortgage Notes are collectively currently amortizing at a rate of approximately 0.5% per annum. The Net Lease Mortgage Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. If any class of Net Lease Mortgage Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Net Lease Mortgage Notes. The Net Lease Mortgage Notes have a rated final payment date in May 2049.
As of December 31, 2019, the collateral pool for the Net Lease Mortgage Notes was comprised of 201 of the Company’s double- and triple-net leased single tenant properties that had been transferred to the subsidiaries of the Company that issued the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties then in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. At closing, the Company repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under the Credit Facility. The Company removed 153 of its properties from the borrowing base under the Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and added ten recently acquired properties to the collateral pool securing the Net Lease Mortgage Notes.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Mortgage Loan II
On December 8, 2017, certain subsidiaries of the Company entered into a loan agreement (“Mortgage Loan II”) with Societe Generale and UBS AG (collectively, the “Lenders II”). The Mortgage Loan II requires monthly interest-only payments, with the principal balance due on the maturity date in January 2028 and is secured by mortgage interests in 12 of the Company’s properties in eight states totaling approximately 2.4 million rentable square feet. The Mortgage Loan II permits the Lenders II to securitize the loan or any portion thereof.
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
On April 26, 2018, the Company repaid the amounts outstanding on Prior Credit Facility in full and entered into a $415.0 million revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of December 31, 2019, as discussed above, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of December 31, 2019, the Company had a total borrowing capacity under the Credit Facility of $484.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $333.1 million was outstanding under the Credit Facility as of December 31, 2019 and $150.9 million remained available for future borrowings. In addition, in accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility requires payments of interest only and matures on April 26, 2022. The Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of December 31, 2019 and December 31, 2018, the weighted-average interest rate under the Credit Facility and Prior Credit Facility was 3.80% and 4.12%, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of December 31, 2019, the Company was in compliance with the financial covenants under the Credit Facility.
Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters subject to three limited exceptions. The third limited exception was added to the Credit Facility pursuant to an amendment entered into on November 4, 2019 (the “November Amendment”). The Company elected to rely on all three of these exceptions during 2019. First, the Company exercised its one-time right to elect to pay cash dividends or redeem or repurchase equity securities in an aggregate amount equal to no more than 110% of MFFO for each of three consecutive fiscal quarters, and the Company relied on this exception for the quarters ended December 31, 2018 and March 31, 2019 but subsequently revoked its election and did not rely on this exception for the quarter ended June 30, 2019. Next, the Company exercised its one-time right to elect to reset the look-back period such that (i) for the quarter ended June 30, 2019, the Company could not pay distributions in an aggregate amount exceeding 95% of MFFO for that fiscal quarter, (ii) for the two-quarter period ended September 30, 2019, the Company could not pay distributions in an aggregate amount exceeding 95% of MFFO for that fiscal quarter and the prior fiscal quarter, and (iii) for the three-quarter period ended December 31, 2019, the Company could not pay distributions in an aggregate amount exceeding 95% of MFFO for that fiscal quarter and the prior two fiscal quarters. Commencing with the quarter ending March 31, 2020, the Company may not pay distributions in an aggregate amount exceeding 95% of MFFO for any look-back period of four consecutive fiscal quarters and will not be able to rely on either of these exceptions again without seeking consent from the lenders under the Credit Facility. Pursuant to the November Amendment, the Company is permitted to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. As of December 31, 2019, the Company satisfied the maximum leverage ratio requirement and the total of the remaining availability for future borrowings of $150.9 million and cash and cash equivalents was $81.9 million. The Company was therefore able to rely on this exception for the period of three consecutive fiscal quarters ended December 31, 2019. The Company also relied on this exception for the period of two consecutive fiscal quarters ended September 30, 2019 and expects it will rely on this exception in future periods.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company did not have any derivative instruments outstanding as of December 31, 2019 (see Note 8 — Derivatives and Hedging Activities for additional information).

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2018
Interest rate “Pay-fixed” swaps - liabilities	—	(531)	—	(531)
Total	$—	$(531)	$—	$(531)

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Sale
The Company has had impaired real estate investments classified as held for sale (see Note 4 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of December 31, 2019. The carrying value of impaired real estate investments held for sale was $42.8 million as of December 31, 2018. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The Company has had impaired real estate investments classified as held for use (see Note 4 — Real Estate Investments for additional information on impairment charges incurred by the Company). There were no impaired real estate investments held for use as of December 31, 2019. The carrying value of impaired real estate investments held for use was $8.7 million as of December 31, 2018. The carrying value of impaired real estate investments held for use on the consolidated balance sheet represents their estimated fair value. The Company primarily uses a market approach to estimate future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature. The carrying value of advances under the Credit Facility approximates their fair value, because the interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets. The fair value of the Company’s mortgage notes payable as of December 31, 2019 and 2018 were $1.4 billion and $1.2 billion, respectively, compared to carrying value of $1.3 billion and $1.2 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2018. The Company did not have any derivative instruments outstanding as of December 31, 2019 due to the termination of its interest rate swaps after the repayment of certain mortgages during the third quarter of 2019 (see Note 5 — Mortgage Notes Payable, Net for additional information).

(In thousands)	Balance Sheet Location	As of December 31, 2018
Derivatives designated as hedging instruments:
Interest Rate “Pay fixed” Swaps	Derivative liabilities, at fair value	$531

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily has used, and may use in the future, interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
Effective January 1, 2019 and upon adoption of ASU No. 2017-12 (see Note 3 — Summary of Significant Accounting Policies), all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the years ended December 31, 2019, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Additionally, during the year ended December 31, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings because it became probable that the hedged forecasted amounts would not occur. This acceleration resulted in a loss of $1.5 million during the year ended December 31, 2019, which is included in interest expense in the consolidated statement of operations and comprehensive (loss) income.
As of December 31, 2019 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk. As of December 31, 2018, the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2018
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay fixed” Swaps	4	$29,887

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Amount of (loss) gain recognized in accumulated other comprehensive (loss) income on interest rate derivatives (effective portion) [1]	$(979)	$(670)	$56
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	$(36)	$(125)	$(39)
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$81	$—
Total interest expense recorded in the consolidated statement of operations	$77,994	$66,789	$60,305

__________

[1]
Excludes a loss of $1.5 million in the Company’s consolidated statements of operations for the year ended December 31, 2019 recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 5 — Mortgage Notes Payable, Net for additional information).

Non-Designated Hedges
As of December 31, 2019, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. A gain of approximately $21,000 is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017. There were no gains or losses on non-designated hedging relationships during the years ended December 31, 2019 and 2018.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018. The Company did not have any derivatives outstanding as of December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2019	$—	$—	$—	$—	$—	$—	$—
December 31, 2018	$—	$(531)	$—	$(531)	$—	$—	$(531)

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 9 — Stockholders’ Equity
Common Stock
As of December 31, 2019, the Company had 108.5 million shares of Class A common stock outstanding and no shares of Class B-1 common stock or Class B-2 common stock outstanding. As of December 2018, the Company had 106.2 million shares of common stock outstanding which were comprised of 80.0 million shares of Class A common stock and 26.2 million shares of Class B-2 common stock.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The table below provides details of the Company’s outstanding shares of common stock as of June 30, 2018 (prior to the Listing) and December 31, 2018:

	June 30, 2018 (prior to the Listing)	As of December 31, 2018
	Shares Outstanding	Class A Common Stock	Class B-2 Common Stock	Shares Outstanding
Shares of common stock [1]	105,049,705	78,749,079	26,262,477	105,011,556
Vesting and conversion of Class B Units [2] [3]	—	1,052,420	—	1,052,420
Redemption of Class A Units (formerly known as OP Units) [3] [4]	—	30,691	—	30,691
Unvested restricted shares [5]	9,088	134,025	2,209	136,234
Total	105,058,793	79,966,215	26,264,686	106,230,901
__________

[1]
See “Corporate Actions” above for a description of the reverse stock split and classification of shares as Class A common stock, Class B-1 common stock and Class B-2 common stock. Fractional shares of Class A common stock totaling 18,460 were repurchased by the Company as a result of the reverse stock split. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. As a result of this conversion, on October 10, 2018, all fractional shares of Class B-1 common stock totaling approximately 19,945 shares were repurchased by the Company. Amount at June 30, 2018 included 8,888 shares of common stock owned by American Finance Special Limited Partner, LLC (the “Special Limited Partner”). During the second half of 2018, 4,444 shares of Class A common stock owned by the Special Limited Partner were distributed to individual members of the entity and, as a result, the Special Limited Partner owned 2,222 shares of Class A common stock and 2,222 shares of Class B-2 common stock as of December 31, 2018.

[2]
The performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units” (“Class B Units”) vested and were converted into an equal number of units of limited partnership designated as “Class A Units” (“Class A Units”). In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP (see Note 11 — Related Party Transactions and Arrangements for additional information).

[3]
Following the Listing, all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer.

[4]
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

[5]
Fractional unvested restricted shares of common stock (“restricted shares”) held by the Company’s independent directors totaled approximately seven, and these fractional shares were forfeited in connection with the reverse stock split effected prior to the Listing. Also, during the three months ended September 30, 2018, the Company issued 127,402 restricted shares in the aggregate to members of the Company’s board of directors (see Note 13 — Equity-Based Compensation).

Tender Offers
On February 15, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $13.66 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $14.35 per share (the “February Offer”). The Company made the February Offer in order to deter an unsolicited bidder and other potential future bidders that might have tried to exploit the illiquidity of the Company’s then unlisted common stock. In accordance with the terms of the February Offer, which expired on March 27, 2018, the Company accepted for purchase 483,716 shares for a total cost of approximately $6.9 million, excluding fees and expenses relating to the February Offer.
On May 1, 2018, in response to an unsolicited offer to the Company’s stockholders to purchase 1,000,000 shares of the Company’s common stock at a price of $15.35 per share, the Company commenced a tender offer for up to 1,000,000 shares at a price of $15.45 per share (the “May Offer”). The Company made the May Offer in order to deter an unsolicited bidder and other potential future bidders that might have tried to exploit the illiquidity of the Company’s then unlisted common stock. In accordance with the May Offer, which expired on May 31, 2018, the Company accepted for purchase 207,713 shares for a total cost of approximately $3.2 million, excluding fees and expenses relating to the May Offer.
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock that the Company may implement from time to time through open market repurchases or in privately negotiated transactions based on the Company’s board of directors and management’s assessment of, among other things, market

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. As of December 31, 2019, the total of the Company’s remaining availability for future borrowings and cash and cash equivalents was $232.8 million. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. Accordingly, if the Company decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Annual Report on Form 10-K.
Terminated Share Repurchase Program
In anticipation of the Listing, the Company’s board of directors terminated the Company’s previous share repurchase program (the “SRP”) in accordance with its terms, effective June 30, 2018. The Company’s board of directors had previously authorized the Company to repurchase shares pursuant to the SRP, which permitted investors to offer to sell their shares back to the Company at a price based on the then-current Estimated Per-Share NAV after they held them for at least one year, subject to certain conditions and limitations. The Company repurchased shares on a semiannual basis, at the sole discretion of the Company’s board of directors, with respect to each six-month period ending June 30 and December 31.
When a stockholder requested repurchases and the repurchases were approved, the Company reclassified such an obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased had the status of authorized but unissued shares.
The following table summarizes the repurchases of shares under the SRP cumulatively through the SRP termination date of June 30, 2018:

	Number of Shares		Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	303,907		$24.01
Year ended December 31, 2015	1,769,738		24.13
Year ended December 31, 2016	7,854		24.17
Year ended December 31, 2017	1,225,365	[1]	23.71
Year ended December 31, 2018	412,939	[2]	23.37
Cumulative repurchases as of December 31, 2018	3,719,803		23.90
__________

[1]
Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July 2017, following the effectiveness of an amendment and restatement of the SRP pursuant to which only repurchase requests made following the death or qualifying disability of a stockholder were eligible for repurchase, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.

[2]	During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
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
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion in Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion in Class

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During 2019 and 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the year ended December 31, 2019, no shares of common stock were issued pursuant to the Post-Listing DRIP and during the year ended December 31, 2018, approximately 1.0 million shares of common stock were issued by the Company pursuant to the Pre-Listing DRIP, and no shares were issued by the Company pursuant to the Post-Listing DRIP.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company sold 2,229,647 shares sold under the Class A Common Stock ATM Program for gross proceeds of $32.4 million and net proceeds of $31.6 million, after commissions paid and additional issuance costs of approximately $0.8 million during the year ended December 31, 2019.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 8,796,000 as authorized shares of its Series A Preferred Stock as of December 31, 2019.
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
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million, which was subsequently increased to $100.0 million in October 4, 2019. During the year ended December 31, 2019, the Company sold 2,121,230 shares under the Series A Preferred Stock ATM Program for gross proceeds of $54.0 million and net proceeds of $53.2 million, after commissions paid of approximately $0.8 million.
Series A Preferred Stock — Terms
The Series A Preferred Stock is listed on Nasdaq under the symbol “AFINP.” Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series A Preferred Stock is redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control, each as defined in the articles supplementary classifying and designating the terms of the Series A Preferred Stock (the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

“Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Class A common stock.
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
Dividends
In April 2013, the Company’s board of directors authorized a monthly dividend equivalent to $1.65 per annum, per share of common stock. Effective July 1, 2017, the Company’s board of directors authorized a decrease in the daily accrual of dividends to an annualized rate of $1.30 per annum, per share of common stock. In connection with the Listing, the Company’s board of directors changed the rate at which the Company pays dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis, effective as of July 1, 2018. Additionally, effective July 1, 2018, the Company transitioned to declaring dividends based on quarterly basis with one month in arrears using monthly, rather than daily, record dates and generally pays dividends on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stockholders of record on the applicable record date of such month. Prior to July 1, 2018, dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. In January 2019, the Company declared a dividend for December 2018, January 2019 and February 2019 resulting in only 11 months declared dividends during the year ended December 31, 2018. Notwithstanding the changes to the declaration dates, the Company paid 12 months of dividends during the year ended December 31, 2018. Dividend payments are dependent on the availability of funds. The Company’s board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividends payments are not assured.
Dividends on our Series A Preferred Stock accrue at an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend payment date for the Series A Preferred Stock was made on July 15, 2019 and it represented an accrual for more than a full quarter, covering the period from March 26, 2019 to June 30, 2019.
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2019, 2018 and 2017. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income for tax purposes.

	Year Ended December 31,
	2019		2018		2017
Return of capital	90.2%	$0.99	93.2%	$1.03	82.7%	$1.22
Ordinary dividend income	9.8%	0.11	6.8%	0.07	17.3%	0.25
Total	100.0%	$1.10	100.0%	$1.10	100.0%	$1.47

Note 10 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for eight of its properties. The ground leases have lease durations, including assumed renewals, ranging from 18.0 years to 44.8 years as of December 31, 2019. On January 1, 2019, the Company

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

adopted ASC 842 and recorded ROU assets and lease liabilities related to these ground leases, which are classified as operating leases under the lease standard (see Note 3 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of December 31, 2019, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $19.0 million and $19.3 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 28.9 years and a weighted-average discount rate of 7.5% as of December 31, 2019. For the year ended December 31, 2019, the Company paid cash of $1.5 million, for amounts included in the measurement of lease liabilities and recorded expense of $2.7 million, on a straight-line basis in accordance with the standard which included an out-of-period adjustment of $0.9 million (see Note 3 — Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company did not enter into any additional ground leases during the nine months ended December 31, 2019.
The following table reflects the base cash rental payments due from the Company as of December 31, 2019:

(In thousands)	Future Base Rent Payments
2020	$1,498
2021	1,537
2022	1,554
2023	1,555
2024	1,566
Thereafter	46,055
Total lease payments	53,765
Less: Effects of discounting	$(34,447)
Total present value of lease payments	$19,318

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2019.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has appealed that order. Appellate briefing is ongoing and oral argument on the appeal is not yet scheduled. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 31, 2019. The briefing with respect to the motion to dismiss is ongoing, and the Court has not yet ruled on the motion.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the years ended December 31, 2019 and 2018, the Company incurred legal costs related to the above litigation of approximately $1.3 million and $1.9 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the year ended December 31, 2019, reimbursements of $2.3 million were received and recorded in other income in the consolidated statements of operations and comprehensive loss. The Company may receive additional reimbursements in the future.
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
On September 6, 2016, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective on February 16, 2017. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and to terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor an Internalization fee equal to (1) $15.0 million plus (2) either (x) if the Internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5, or (y) if the Internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (3) 1% multiplied by (x) the purchase price of properties or other investments acquired after the end of the fiscal quarter in which the notice of Internalization is received by the Advisor and prior to the Internalization and (y) without duplication, the cumulative net proceeds of any equity raised by the Company during the period following the end of the fiscal quarter in which notice is received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee (including both the fixed and variable portion thereof) plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of Class A common stock subject to certain conditions.
The initial term of the Third A&R Advisory Agreement expires on April 29, 2035. This term is automatically renewed for successive 20-year terms upon expiration unless the Third A&R Advisory Agreement is terminated (1) in accordance with an Internalization, (2) by the Company or the Advisor with cause, without penalty, with 60 days’ notice, (3) by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Third A&R Advisory Agreement or (b) any material breach of the Third A&R Advisory Agreement of any nature whatsoever by

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

the Company, or (4) by the Advisor in connection with a change of control of the Company. Upon the termination of the Third A&R Advisory Agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, as well as the then-present fair market value of the Advisor’s interest in the Company.
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
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. Under the Second A&R Advisory Agreement, the aggregate amount of acquisition fees and financing coordination fees (of which there were none) were not to exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. The Company incurred $0.2 million, $0.3 million and $0.2 million of acquisition expenses and related cost reimbursements for the years ended December 31, 2019, 2018 and 2017, respectively. Under the Third A&R Advisory Agreement, following February 16, 2017, the aggregate amount of acquisition expenses, including in-sourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2019.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Second A&R Advisory Agreement, the Company was required to pay a fixed base management fee of $18.0 million annually. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the first year following February 16, 2017 until February 16, 2018; (ii) $22.5 million annually for the second year starting February 17, 2018 until February 16, 2019; and (iii) $24.0 million annually thereafter. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee changed from a quarterly fee equal to 0.375% of the cumulative net proceeds of any equity raised (including certain convertible debt, proceeds from the Pre-Listing DRIP (if any) and any cumulative Core Earnings (as defined below) in excess of dividends paid on common stock but excluding equity based compensation and proceeds from a Specified Transaction) after the Company lists its common stock on a national securities exchange to a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Third A&R Advisory Agreement on February 16, 2017). Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.
In addition, under the Third A&R Advisory Agreement, the Company is required to pay the Advisor a variable management fee. Prior to the Listing Date, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. On the Listing Date, the Company entered into an amendment to the Third A&R Advisory Agreement (the “Listing Amendment") which lowered the quarterly thresholds of Core Earnings per share the Company must reach in a particular quarter for the Advisor to receive a variable management fee from $0.375 and $0.50 to $0.275 and $0.3125. The Listing Amendment also revised the definition of Adjusted Outstanding Shares (as defined in the Third A&R Advisory Agreement), which is used to calculate Core Earnings per share, so that it is now based on the Company’s reported diluted weighted-average shares outstanding. The Company’s board of directors unanimously approved the Listing Amendment upon the unanimous recommendation of the Company’s nominating and corporate governance committee, which is comprised entirely of independent directors.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive income or loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company recorded $0.1 million in variable management fees during the year ended December 31, 2019. The Company did not incur any variable management fees during the years ended December 31, 2018 and 2017.
Prior to the Listing, in aggregate, the Company’s board of directors had approved and the OP had issued 1,052,420 Class B Units to the Advisor. Pursuant to the terms of the amended and restated agreement of limited partnership of the OP (the “A&R OP Agreement”), the Advisor was entitled to receive distributions on unvested Class B Units equal to the dividend amount received on the same number of shares of the Company’s common stock. Such distributions on issued Class B Units were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As a result of the Listing and the prior determination by the Company’s board of directors that the applicable conditions under the A&R OP Agreement had been satisfied, the Class B Units vested in accordance with their terms. The Class B Units were converted into an equal number of Class A Units. In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the Second A&R OP Agreement. As a result, the Company recorded a non-cash expense of approximately $15.8 million, which is recorded in vesting and conversion of Class B Units in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (the “Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017. In connection with the issuance of the Net Lease Mortgage Notes, subsidiaries of the Company have entered into the Property Management and Servicing Agreement, dated May 30, 2019 (the “ABS Property Management Agreement”), with the Property Manager, KeyBank, as back-up property manager, and Citibank, N.A. as indenture trustee.
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for the Company’s multi-tenant properties, which are generally, retail properties, such as power centers and lifestyle centers. In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s anchored, stabilized core retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, except they do not provide for the transition fees described below.
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
In addition, the Property Manager is entitled to transition fees of up to $2,500 for each multi-tenant property managed, a construction fee equal to 6% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the multi-tenant property.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Pursuant to the Multi-Tenant Leasing Agreement, the Company may, under certain circumstances and subject to certain conditions, pay the Property Manager a leasing fee for services in leasing multi-tenant properties to third parties.
The Company’s double- and triple-net leased single- tenant properties are managed by the Property Manager pursuant to the Net Lease Property Management Agreement, which permits the Property Manager to subcontract its duties to third parties and provides that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager. In December 2019, in connection with the Stop&Shop Loan, the Company entered into a property management and leasing agreement with the Property Manager with respect to the four properties securing the Stop & Shop Loan, the substantive terms of which are substantially identical to the terms of the Net Lease Property Management Agreement, except that it limits the fees payable to the Property Manager and any subcontractor to 3% of operating income in the event that the Property Manager subcontracts its duties under the agreement.
The current term of each of the Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement ends on October 1, 2020, with automatic renewal for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause.
Property Management and Services Agreement - Net Lease Mortgage Notes
Under the ABS Property Management Agreement, the Property Manager is responsible for servicing and administering the properties and leases securing the Net Lease Mortgage Notes under ordinary and special circumstances, and KeyBank, as the back-up property manager, is responsible for, among other things, maintaining current servicing records and systems for the assets securing the Net Lease Mortgage Notes in order to enable it to assume the responsibilities of the Property Manager in the event the Property Manager is no longer the property manager and special servicer. Pursuant to the ABS Property Management Agreement, the Property Manager may also be required to advance principal and interest payments on the Net Lease Mortgage Notes to preserve and protect the value of the applicable assets. The Company’s subsidiaries are required to reimburse any of these payments or advances.
Pursuant to the ABS Property Management Agreement, subsidiaries of the Company are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes, except for specially serviced properties. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager has retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, including among other things, reasonable allocation of salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. The reimbursement includes reasonable overhead expenses, including the reimbursement of an allocated portion of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $9.8 million, $8.6 million and $7.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services, which is included in Professional

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

fees and other reimbursements in the table below. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Prior to Amendment No. 2, the Company had not reimbursed the Advisor or its affiliates, including the Property Manager, for salaries, wages, or benefits paid to the Company’s executive officers. Starting in 2019, under Amendment No. 2, the Company began to reimburse the Advisor for a portion of the salary, wages, and benefits paid to the Company’s chief financial officer as part of the aggregate reimbursement for salaries, wages and benefits of employees of the Advisor or its affiliates, excluding any executive officer who is also a partner, member or equity owner of AR Global and subject to certain limitations.
Beginning in 2019, under Amendment No. 2, the aggregate amount that may be reimbursed in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) is limited to the greater of:
(a) $7.0 million (the “Fixed Component”); and
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
For the year ended December 31, 2019, the total amount of reimbursements by the Company to the Advisor for salaries, wages and benefits that were subject to the Capped Reimbursement Amount was $7.2 million, which was less than the $7.4 million Variable Component of the Capped Reimbursement Amount.
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

	Year Ended December 31,			Payable (Receivable) as of December 31,
(In thousands)	2019	2018	2017	2019		2018
One-time fees and reimbursements:
Acquisition related cost reimbursements [1]	$241	$318	$180	$53		$70
Vesting and conversion of Class B Units	—	15,786	—	—		—
Ongoing fees:
Asset management fees to related party	25,695	23,143	20,908	9		95
Property management and leasing fees [2]	9,921	9,620	7,167	1,153		1,272
Professional fees and other reimbursements [3]	9,732	9,314	8,540	(565)	[5]	1,197	[4] [5]
Distributions on Class B Units [3] [6]	—	736	1,551	—		—
Total related party operation fees and reimbursements	$45,589	$58,917	$38,346	$650		$2,634
__________

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

[1]	Amounts included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.

[2]	Amounts included in property operating expenses in the consolidated statements of operations and comprehensive loss.

[3]
Amounts included in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $0.8 million related to the reversal of a payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at the time the payable balance was recorded and prior to its bankruptcy filing was under common control with the Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.

[4]
Balance includes costs which were incurred and accrued due to RCAP in the amount of $0.8 million as of December 31, 2018. These costs were recognized as income within the general and administrative in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2019.

[5]
Balance includes a receivable of $0.7 million from the Advisor as of December 31, 2019 previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020.

[6]
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

Effective at the Listing, the OP entered into a listing note agreement with respect to this obligation (the “Listing Note”) with the Special Limited Partner and entered into a related subordination agreement (the “Subordination Agreement”) with the administrative agent under the Credit Facility, BMO Bank. The Listing Note evidenced the OP’s obligation to distribute to the Special Limited Partner the Listing Amount. The measurement period used to calculate the average Market Value of the Company’s common stock was from July 8, 2019 to August 16, 2019, the 30 consecutive trading days commencing on the 180th day following the date on which shares of Class B-2 common stock converted into shares of Class A common stock. Based on the actual Market Value during the measurement period, the Listing Amount was zero, and the Company has no distribution obligation to the Special Limited Partner related to the Listing Note. The final fair value of the Listing Note is zero, the same fair value the Listing Note had at issuance. The fair value at issuance was determined using a Monte Carlo simulation, which used a combination of observable and unobservable inputs.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit (the “Master LTIP Unit”) pursuant to the 2018 OPP which, together with the Second A&R OP Agreement, superseded in all respects the general terms of the multi-year outperformance agreement and the amendment and restatement of the limited partnership agreement of the OP previously approved by the Company’s board of directors in April 2015 to be effective upon a listing of the Company’s common stock. On August 30, 2018, the Master LTIP Units automatically converted into 4,496,796 LTIP Units in accordance with its terms. For additional information on the 2018 OPP, see Note 13 — Equity-Based Compensation.
Class A Unit Redemptions
Holders of Class A Units have the right to redeem their Class A Units for the cash value of a corresponding number of shares of Class A common stock, or at the option of the OP, a corresponding number of shares of Class A common stock in accordance with the Second A&R OP Agreement. Holders of OP Units had similar rights under the prior A&R OP Agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 19 — Stockholders’ Equity for additional information regarding these transactions.
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
Note 13 — Equity-Based Compensation
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
Restricted Shares and RSUs
Restricted shares are shares of common stock awarded under terms that provide for vesting over a specified period of time. For restricted shares awarded to the Company’s directors, the awards provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination therefor. All unvested restricted shares also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

that the restrictions on the restricted shares have lapsed. Any dividends to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects the activity of restricted shares for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	9,367	$23.70
Granted	8,897	23.59
Vested	(2,556)	23.47
Unvested, December 31, 2017	15,708	23.67
Granted	127,402	16.01
Vested	(6,869)	23.58
Forfeited	(7)	—
Unvested, December 31, 2018	136,234	16.51
Granted	34,588	9.83
Vested	(59,401)	16.36
Forfeited	—	—
Unvested, December 31, 2019	111,421	14.52

As of December 31, 2019, the Company had $1.1 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding during the year ended December 31, 2019.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with the early adoption of ASU 2018-07 (see Note 3 — Summary of Significant Accounting Policies), the total fair value of the LTIP Units of $32.0 million was calculated and fixed as of the grant date, and is being recorded over the requisite service period of three years. In March 2019, the Company entered into an amendment to the 2018 OPP to reflect a change in the peer group resulting from the merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through August 30, 2021.
As a result, during the years ended December 31, 2019 and 2018, the Company recorded share-based compensation expense related to the LTIP Units of $11.6 million and $4.8 million, which is recorded in equity-based compensation in the consolidated

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

statements of operations and comprehensive loss. As of December 31, 2019, the Company had $18.4 million of unrecognized compensation expense related the LTIP Units which is expected to be recognized over a period of 2.4 years.
LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor during a performance period commencing on July 19, 2018 and ending on the earliest of (i) July 19, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company (the “Performance Period”).
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of LTIP Units Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%

If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the Absolute TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the LTIP Units (the “Relative TSR LTIP Units”) are eligible to be earned as of the Valuation Date if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR for the Performance Period exceeds the average TSR of a peer group for the Performance Period consisting of Colony Capital, Inc., Lexington Realty Trust, RPT Realty (formerly known as Ramco-Gershenson Properties Trust), Spirit Realty Capital, Inc. and Office Properties Income Trust as follows:

Performance Level	Relative TSR Excess			Percentage of Relative TSR LTIP Units Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%

If the relative TSR excess is more than -600 basis points but less than 0 basis points, or more than 0 basis points but less than +600 basis points, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
The Advisor, as the holder of the LTIP Units, is entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. For the year ended December 31, 2019, the Company paid distributions on the LTIP Units of $0.5 million, which is recorded in the consolidated statement of changes in equity. If any LTIP Units are earned, the holder will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions paid on the Class A Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, as the holder of the earned LTIP Unit in its sole discretion, will, in accordance with the Second A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Third A&R Advisory Agreement), then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be based on actual performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the Valuation Date is the effective date of a termination of the Advisor with Cause, then calculations relating to the number of LTIP Units earned pursuant to the 2018 OPP will be based on actual performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The award of LTIP Units under the 2018 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or Class A Units into which they may be converted in accordance with the terms of the A&R LPA).
LTIP Units earned as of the Valuation Date will also become vested as of the Valuation Date. Any LTIP Units that are not earned and vested after the compensation committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the Valuation Date.
Director Compensation
Effective on the Listing Date, the Company’s board of directors approved a new director compensation program, which replaced the Company’s existing director compensation program and superseded in all respects the director compensation previously approved by the Company’s board of directors in April 2015. Under the new director compensation program, in addition to cash compensation, each of the Company’s directors received a one-time retention grant on September 5, 2018 of 21,234 restricted shares, representing the number of restricted shares equal to the quotient of $340,000 divided by the Initial Share Price, vesting annually over a three-year period commencing on the Listing Date in equal installments. In addition, in connection with each of the Company’s annual meetings of stockholders, each independent director receives a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting. Because the independent directors did not receive an annual grant of restricted shares in connection with the Company’s 2018 annual meeting of stockholders pursuant to the Company’s existing director compensation program, on September 5, 2018 the independent directors received a grant of 5,308 restricted shares pursuant to the new director compensation program, representing the number of restricted shares equal to the quotient of $85,000 divided by the Initial Share price, vesting on the first anniversary of the Listing Date.
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2019, 2018 and 2017.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 14 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Basic and diluted net loss attributable to common stockholders (in thousands)	$(3,101)	$(37,409)	$(46,494)
Net loss attributable to common stockholders - basic and diluted	(3,101)	(37,409)	(46,494)

Basic and diluted weighted-average shares outstanding	106,397,296	105,560,053	99,649,471

Basic and diluted net loss per share	$(0.03)	$(0.35)	$(0.47)

Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of common stock and the conversion of Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 11 — Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. If dilutive, conditionally issuable shares relating to the 2018 OPP award (see Note 13 — Share-Based Compensation) would be included in the computation of fully diluted EPS on a weighted-average basis for the year ended December 31, 2019 and 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2019 and 2018 because no LTIP Units would have been earned based on the trading price of Class A common stock at December 31, 2019 and 2018.
The Company had the following restricted shares, Class A Units, Class B Units and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented, or in the case of Class B Units, certain contingencies had not been met as of December 31, 2017:

	December 31,
	2019	2018	2017
Unvested restricted shares [1]	128,959	52,847	12,957
Class A Units [2]	172,921	189,737	177,962
Class B Units [3]	—	573,785	1,052,420
LTIP Units [4]	4,496,796	1,515,359	—
Total	4,798,676	2,331,728	1,243,339

__________

[1]
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 111,421, 136,234 and 15,708 unvested restricted shares outstanding as of December 31, 2019, 2018 and 2017, respectively.

[2]	Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921, 172,921 and 203,612 OP Units outstanding as of December 31, 2019, 2018 and 2017, respectively.

[3]
Weighted-average number of Class B Units outstanding for the periods presented. There were no Class B Units outstanding as of December 31, 2019 and 2018 and 1,052,420 Class B Units outstanding as of December 31, 2017.

[4]	Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of December 31, 2019 and 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 15 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue from tenants	$71,541	$79,109	$72,863	$76,231
Net (loss) income attributable to common stockholders	$(3,227)	$7,884	$(2,931)	$(4,827)

Basic weighted-average shares outstanding	106,076,588	106,075,741	106,139,668	107,286,620
Diluted weighted-average shares outstanding	106,076,588	106,394,277	106,139,668	107,286,620
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.03)	$0.07	$(0.03)	$(0.04)

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue from tenants	$70,119	$71,108	$74,888	$75,092
Net income (loss) attributable to common stockholders	15,401	(12,041)	(27,245)	$(13,524)

Basic weighted-average shares outstanding	105,196,387	105,028,459	105,905,281	106,096,401
Diluted weighted-average shares outstanding	105,415,211	105,028,459	105,905,281	106,096,401
Basic and diluted net income (loss) per share attributable to common stockholders	$0.15	$(0.11)	$(0.26)	$(0.13)

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
Subsequent to December 31, 2019, the Company acquired two properties with an aggregate base purchase price of $5.3 million, excluding acquisition related costs.
Dispositions
Subsequent to December 31, 2019, the Company sold one property with an aggregate contract sale price of $2.4 million.

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General I		Retail	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$265
Dollar General I		Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	270
Walgreens I		Retail	Pine Bluff	AR	7/8/2013	—	(1)	159	3,016	—	—	3,175	1,041
Dollar General II		Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	1	1,073	312
Dollar General II		Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	281
AutoZone I		Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	411
Dollar General III		Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	291
Dollar General III		Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	302
Dollar General III		Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	296
Dollar General III		Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	301
Dollar General III		Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	272
BSFS I		Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	621
Dollar General IV		Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	224
Dollar General IV		Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	226
Tractor Supply I		Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	921
Dollar General V		Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	422
Mattress Firm I		Retail	Tallahassee	FL	8/7/2013	—	(1)	1,015	1,241	—	—	2,256	398
Family Dollar I		Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	228
Lowe's I	(16)	Retail	Fayetteville	NC	8/19/2013	—	—	—	6,422	—	—	6,422	1,833
Lowe's I	(16)	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	2,403
Lowe's I		Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	2,931
Lowe's I		Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	3,122
O'Reilly Auto Parts I		Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	242
Food Lion I		Retail	Charlotte	NC	8/20/2013	—	(1)	3,132	4,697	—	—	7,829	1,350
Family Dollar II		Retail	Danville	AR	8/21/2013	—	(1)	170	679	—	—	849	216
Lowe's I	(16)	Retail	Aiken	SC	8/22/2013	—	(1)	1,764	7,056	—	—	8,820	2,010
Dollar General VII		Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	316
Dollar General VI		Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	281
Walgreens II	(16)	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	858
Family Dollar III		Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	263
Chili's I		Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	684
Chili's I		Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	745
CVS I		Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	641
Joe's Crab Shack I		Retail	Westminster	CO	8/30/2013	—	(1)	1,136	2,650	—	—	3,786	1,041
Tire Kingdom I		Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	438

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
AutoZone II		Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	272
Dollar General VIII		Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	334
Family Dollar IV		Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	218
Fresenius I		Retail	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	465
Dollar General IX		Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	230
Advance Auto I		Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	212
Arby's I		Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	568
CVS II	(16)	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	762
Walgreens III		Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,384
Walgreens IV		Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	673
AmeriCold I		Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	6,267
AmeriCold I		Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	4,194
AmeriCold I		Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	5,105
AmeriCold I		Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	2,485
AmeriCold I		Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	1,990
AmeriCold I		Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	4,860
AmeriCold I		Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	9,333
AmeriCold I		Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	8,454
AmeriCold I		Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	6,376
Dollar General X		Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	325
Home Depot I		Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	9,486
Home Depot I		Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	8,605
National Tire & Battery I		Retail	San Antonio	TX	9/24/2013	—	(1)	577	577	—	—	1,154	193
New Breed Logistics I		Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	6,734
Truist Bank I		Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	348
Truist Bank I		Retail	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	254
Truist Bank I		Retail	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	—	1,001	236
Truist Bank I		Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	154
Truist Bank I		Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	410
Truist Bank I		Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	201
Truist Bank I		Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	287
Truist Bank I		Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	865
Truist Bank I		Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	—	1,777	386
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	628

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank I	Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	928
Truist Bank I	Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	357
Truist Bank I	Retail	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	176
Truist Bank I	Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	183
Truist Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	307
Truist Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	111
Truist Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	715
Truist Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	431
Truist Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	264
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	540
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	222
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	187
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	185
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	165
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	159
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	246
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	262
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	150
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	259
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	236
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	357
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	166
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	260
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	252
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	590
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	171
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	311
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	382
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	944
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	1,311
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	445
American Tire Distributors I	Distribution	Chattanooga	TN	9/30/2013	—	(1)	401	7,626	—	—	8,027	2,679
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	906

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	(1)	285	855	—	—	1,140	334
Krystal I	Retail	Cleveland	TN	9/30/2013	—	(1)	207	1,171	—	—	1,378	457
Krystal I	Retail	Columbus	GA	9/30/2013	—	(1)	143	1,288	—	—	1,431	503
Krystal I	Retail	Ft. Oglethorpe	GA	9/30/2013	—	(1)	181	1,024	—	—	1,205	400
Krystal I	Retail	Jacksonville	FL	9/30/2013	—	(1)	533	799	—	—	1,332	312
Krystal I	Retail	Madison	TN	9/30/2013	—	(1)	416	624	—	—	1,040	244
O'Charley's I	Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	416
O'Charley's I	Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	565
O'Charley's I	Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	537
O'Charley's I	Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	598
O'Charley's I	Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	824
O'Charley's I	Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	575
O'Charley's I	Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	497
O'Charley's I	Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	583
O'Charley's I	Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	462
O'Charley's I	Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	603
O'Charley's I	Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	—	2,064	644
O'Charley's I	Retail	Kennesaw	GA	9/30/2013	—	(1)	142	1,280	—	—	1,422	499
O'Charley's I	Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	533
O'Charley's I	Retail	Lexington	KY	9/30/2013	—	(1)	409	955	—	—	1,364	373
O'Charley's I	Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,898	—	—	2,233	741
O'Charley's I	Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	433
O'Charley's I	Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	400
O'Charley's I	Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	544
O'Charley's I	Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	606
O'Charley's I	Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	579
Walgreens VII	Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	1,172
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	442
Walgreens VII	Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	480
Walgreens VII	Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	897
Walgreens VII	Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	905
Walgreens VII	Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,077	—	—	4,396	1,039
Walgreens VII	Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	711
Walgreens VII	Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	976
Tractor Supply II	Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	325

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
National Tire & Battery II	(16)	Retail	Mundelein	IL	10/4/2013	—	(1)	—	1,742	—	—	1,742	584
United Healthcare I		Office	Howard (Green Bay)	WI	10/7/2013	—	(1)	3,805	47,565	—	—	51,370	7,919
Tractor Supply III		Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	620

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	237
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	241
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	693
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	—	8,432	2,400
Fresenius II	Retail	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	606
Fresenius II	Retail	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	526
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	278
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	546
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	327
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	274
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,458
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	—	—	1,596	254
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	150
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	398
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	242
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	202
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	297
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	158
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	238
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	277
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	339
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	74
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	274
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	313
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	402
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	152
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	316
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	296
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	269
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	101
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	250
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	387
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	442
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	282

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	528
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	307
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	270
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	373
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	332
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	448
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	254
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	271
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	232
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	483
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	317
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	195
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	293
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	92
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	421
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	533
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	471
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	287
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	324
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	269
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	242
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	303
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	(1)	185	1,663	—	—	1,848	518
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	1,083
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	257
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	1	1	752	222
CVS III	Retail	Detroit	MI	12/10/2013	—	(1)	447	2,533	—	—	2,980	842
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	177
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	(1)	169	1,522	—	—	1,691	470
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	330
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	240
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	6,660		2,516	12,570	—	—	15,086	2,142
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	406
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	366
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	497

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	458
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	691
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	854
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	792
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	353
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	568
Truist Bank II	Retail	Apex	NC	1/8/2014	—	(2)	296	1,240	—	—	1,536	204
Truist Bank II	Retail	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	45
Truist Bank II	Retail	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	193
Truist Bank II	Retail	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	100
Truist Bank II	Retail	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	127
Truist Bank II	Retail	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	82
Truist Bank II	Retail	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	133
Truist Bank II	Retail	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	357
Truist Bank II	Retail	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	94
Truist Bank II	Retail	Lakeland	FL	1/8/2014	—	(2)	590	705	—	1	1,296	144
Truist Bank II	Retail	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	222
Truist Bank II	Retail	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	139
Truist Bank II	Retail	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	340
Truist Bank II	Retail	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	196
Truist Bank II	Retail	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	212
Truist Bank II	Retail	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	67
Truist Bank II	Retail	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	572
Mattress Firm IV	Retail	Meridian	ID	1/10/2014	—	(1)	691	1,193	—	—	1,884	214
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	200
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	741
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	(1)	299	1,478	—	1	1,778	259
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	(1)	426	1,029	—	—	1,455	210
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	97
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	118
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	147
C&S Wholesale Grocer I	Distribution	Hatfield (South)	MA	2/21/2014	—	(10)	1,420	14,169	—	—	15,589	2,155
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	181
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	152

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	128
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	127
Dollar General XVII	Retail	Tullos	LA	3/6/2014	—	(1)	114	736	—	—	850	129
Truist Bank III	Retail	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	140
Truist Bank III	Retail	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	123
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	755
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	267
Truist Bank III	Retail	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	86
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	259
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	329
Truist Bank III	Retail	Brunswick	GA	3/10/2014	—	(3)	384	888	(267)	(655)	350	7
Truist Bank III	Retail	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	401
Truist Bank IV	Retail	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	148
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	133
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	56
Truist Bank IV	Retail	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	96
Truist Bank IV	Retail	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	1	1,813	236
Truist Bank III	Retail	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	217
Truist Bank IV	Office	Creedmoor	NC	3/10/2014	—	(4)	306	789	(128)	(300)	667	110
Truist Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	283
Truist Bank III	Retail	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	117
Truist Bank III	Retail	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	106
Truist Bank III	Retail	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	123
Truist Bank III	Retail	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	177
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	151
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	349
Truist Bank IV	Retail	Greensboro	NC	3/10/2014	—	(4)	619	742	—	—	1,361	160
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	184
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	346
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	149
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	119
Truist Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	276
Truist Bank III	Retail	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	163
Truist Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	283

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank III	Retail	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	433
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	76
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	195
Truist Bank III	Retail	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	319
Truist Bank III	Retail	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	623
Truist Bank III	Retail	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	73
Truist Bank III	Retail	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	132
Truist Bank III	Retail	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	240
Truist Bank III	Retail	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	147
Truist Bank IV	Retail	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	97
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	213
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	327
Truist Bank III	Retail	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	147
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	326
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	308
Truist Bank III	Retail	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	104
Truist Bank III	Retail	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	314
Truist Bank III	Retail	Mulberry	FL	3/10/2014	—	(3)	406	753	—	—	1,159	137
Truist Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	133
Truist Bank III	Retail	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	305
Truist Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	214
Truist Bank III	Retail	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	311
Truist Bank III	Retail	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	204
Truist Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	199
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	365
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	283
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	242
Truist Bank III	Retail	Oxford	NC	3/10/2014	—	(3)	530	1,727	1	—	2,258	274
Truist Bank III	Retail	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	386
Truist Bank IV	Retail	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	77
Truist Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	327
Truist Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	315
Truist Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	172
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	63
Truist Bank III	Office	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	(804)	576	10,354	1,459

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	44
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	205
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	124
Truist Bank III	Retail	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	194
Truist Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	159
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	188
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	187
Truist Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	117
Truist Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	101
Truist Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	407
Truist Bank IV	Retail	St. Augustine	FL	3/10/2014	—	(4)	489	2,129	—	—	2,618	345
Truist Bank III	Retail	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	320
Truist Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	177
Truist Bank III	Retail	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	284
Truist Bank III	Retail	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	136
Truist Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	89
Truist Bank IV	Retail	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	251
Truist Bank III	Retail	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	149
Truist Bank III	Retail	Tamarac	FL	3/10/2014	—	(3)	997	1,241	1	—	2,239	216
Truist Bank III	Retail	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	99
Truist Bank III	Retail	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	112
Truist Bank III	Retail	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	92
Truist Bank III	Retail	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	126
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	128
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	(1)	507	1,014	—	—	1,521	195
Sanofi US I	Office	Bridgewater	NJ	3/21/2014	125,000		16,009	194,287	—	—	210,296	29,931
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	134
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	135
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	(1)	337	1,140	—	—	1,477	208
Bi-Lo I	Retail	Greenville	SC	5/8/2014	—	(1)	1,504	4,770	—	—	6,274	772
Stop & Shop I	Retail	Bristol	RI	5/8/2014	—	(5)	2,860	10,010	—	—	12,870	1,579
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—		3,295	13,693	—	1	16,989	2,218
Stop & Shop I	Retail	Framingham	MA	5/8/2014	—	(5)	3,971	12,289	—	—	16,260	1,808
Stop & Shop I	Retail	Malden	MA	5/8/2014	—	(5)	4,418	15,195	—	—	19,613	2,227
Stop & Shop I	Retail	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	1,510

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Stop & Shop I		Retail	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	2,039
Stop & Shop I		Retail	Swampscott	MA	5/8/2014	—	(5)	3,644	12,982	—	—	16,626	1,899
Dollar General XVII		Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	125
Dollar General XIX		Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	173
Dollar General XX		Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	103
Dollar General XX		Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	94
Dollar General XX		Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	136
Dollar General XX		Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	151
Dollar General XX		Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	103
Dollar General XXI		Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	197
Dollar General XXII		Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	145
FedEx Ground V	(16)	Distribution	Sioux City	IA	2/18/2016	—	(10)	199	5,638	—	—	5,837	629
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—	(10)	40	6,022	—	—	6,062	722
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—	(10)	1,288	8,988	—	—	10,276	1,138
FedEx Ground VIII		Distribution	Mosinee	WI	2/23/2016	—	(10)	203	9,017	—	—	9,220	1,149
Anderson Station	(11)	Multi-tenant Retail	Anderson	SC	2/16/2017	—	(7)	5,201	27,100	—	798	33,099	2,457
Riverbend Marketplace	(11)	Multi-tenant Retail	Asheville	NC	2/16/2017	—	(7)	4,949	18,213	—	—	23,162	1,519
Northlake Commons	(11)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(10)	17,539	16,342	—	66	33,947	1,532
Shops at Rivergate South	(11)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(7)	5,202	28,378	—	138	33,718	2,334
Cross Pointe Centre	(11)	Multi-tenant Retail	Fayetteville	NC	2/16/2017	—	(7)	8,075	19,717	—	534	28,326	1,645
Parkside Shopping Center	(11)	Multi-tenant Retail	Frankfort	KY	2/16/2017	—	(10)	9,978	29,996	695	1,059	41,728	2,772
Patton Creek	(11)	Multi-tenant Retail	Hoover	AL	2/16/2017	$39,147		15,799	79,150	—	262	95,211	6,357
Southway Shopping Center	(11)	Multi-tenant Retail	Houston	TX	2/16/2017	—	(10)	10,260	24,440	—	20	34,720	1,948
Northpark Center	(11)	Multi-tenant Retail	Huber Heights	OH	2/16/2017	—	(7)	8,975	28,552	—	1,301	38,828	2,460
Tiffany Springs MarketCenter	(11)	Multi-tenant Retail	Kansas City	MO	2/16/2017	—	(10)	10,154	50,832	—	3,396	64,382	4,832
North Lakeland Plaza	(11)	Multi-tenant Retail	Lakeland	FL	2/16/2017	—	(7)	2,599	12,652	—	172	15,423	1,065
Best on the Boulevard	(11)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(7)	10,046	32,706	—	250	43,002	2,714
Montecito Crossing	(11)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(7)	16,204	36,477	—	—	52,681	3,111
Pine Ridge Plaza	(11)	Multi-tenant Retail	Lawrence	KS	2/16/2017	—	(10)	14,008	20,935	—	576	35,519	1,930
Jefferson Commons	(11)	Multi-tenant Retail	Louisville	KY	2/16/2017	—	(7)	5,110	29,432	—	2,711	37,253	2,492

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Towne Centre Plaza	(11)	Multi-tenant Retail	Mesquite	TX	2/16/2017	—	(10)	3,553	11,992	—	836	16,381	1,057
Township Marketplace	(11)	Multi-tenant Retail	Monaca	PA	2/16/2017	—	(10)	8,146	39,267	—	285	47,698	3,112
Northwoods Marketplace	(11)	Multi-tenant Retail	North Charleston	SC	2/16/2017	—	(10)	13,474	28,362	—	44	41,880	2,339
Centennial Plaza	(11)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(7)	3,488	30,054	—	64	33,606	2,385
Village at Quail Springs	(11)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(10)	2,307	9,983	—	2,210	14,500	1,068
Colonial Landing	(11)(16)	Multi-tenant Retail	Orlando	FL	2/16/2017	—	(10)	—	44,255	—	1,496	45,751	3,465
The Centrum	(11)	Multi-tenant Retail	Pineville	NC	2/16/2017	—	(10)	12,013	26,242	—	1,441	39,696	2,323
Liberty Crossing	(11)	Multi-tenant Retail	Rowlett	TX	2/16/2017	—	(10)	6,285	20,700	—	51	27,036	1,765
San Pedro Crossing	(11)	Multi-tenant Retail	San Antonio	TX	2/16/2017	—	(7)	10,118	38,655	—	667	49,440	3,175
Prairie Towne Center	(11)	Multi-tenant Retail	Schaumburg	IL	2/16/2017	—	(10)	11,070	19,528	—	—	30,598	1,687
Shops at Shelby Crossing	(11)	Multi-tenant Retail	Sebring	FL	2/16/2017	22,139		4,478	32,316	—	126	36,920	3,131
Stirling Slidell Centre	(11)	Multi-tenant Retail	Slidell	LA	2/16/2017	—	(10)	3,495	18,113	—	12	21,620	1,533
The Shops at West End	(11)	Multi-tenant Retail	St. Louis Park	MN	2/16/2017	—	(10)	12,831	107,807	—	788	121,426	8,071
Bison Hollow	(11)	Multi-tenant Retail	Traverse City	MI	2/16/2017	—	(10)	4,346	15,944	—	—	20,290	1,278
Southroads Shopping Center	(11)	Multi-tenant Retail	Tulsa	OK	2/16/2017	—	(10)	6,663	60,721	30	1,330	68,744	4,983
The Streets of West Chester	(11)	Multi-tenant Retail	West Chester	OH	2/16/2017	—	(10)	11,313	34,305	517	343	46,478	2,895
Shoppes of West Melbourne	(11)	Multi-tenant Retail	West Melbourne	FL	2/16/2017	—	(7)	4,258	19,138	—	865	24,261	1,660
Shoppes at Wyomissing	(11)	Multi-tenant Retail	Wyomissing	PA	2/16/2017	—	(10)	4,108	32,446	—	57	36,611	2,656
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017	—	(8)	233	1,044	—	—	1,277	93
Dollar General XXIII		Retail	Farmington	NY	3/31/2017	—	(8)	374	1,037	—	—	1,411	93
Dollar General XXIII		Retail	Geddes	NY	3/31/2017	—	(8)	191	1,018	—	—	1,209	92
Dollar General XXIII		Retail	Otego	NY	3/31/2017	—	(8)	285	1,070	—	—	1,355	97
Dollar General XXIII		Retail	Parish	NY	3/31/2017	—	(8)	164	1,071	—	—	1,235	99
Dollar General XXIII		Retail	Utica	NY	3/31/2017	—	(8)	301	1,034	—	—	1,335	99
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017	—	(8)	119	1,663	—	—	1,782	132
Bob Evans I		Retail	Ashland	KY	4/28/2017	—	(6)	446	1,771	—	—	2,217	135
Bob Evans I		Retail	Bloomington	IN	4/28/2017	—	(6)	405	1,351	—	—	1,756	105
Bob Evans I		Retail	Bucyrus	OH	4/28/2017	—	(6)	224	1,450	—	—	1,674	116
Bob Evans I		Retail	Columbia City	IN	4/28/2017	—	(6)	333	594	—	—	927	58
Bob Evans I		Retail	Coshocton	OH	4/28/2017	—	(6)	386	1,326	—	—	1,712	118
Bob Evans I		Retail	Dublin	OH	4/28/2017	—	(6)	701	645	—	—	1,346	64

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Bob Evans I	Retail	Ellicott City	MD	4/28/2017	—	(6)	507	1,083	—	—	1,590	99
Bob Evans I	Retail	Elyria	OH	4/28/2017	—	(6)	540	1,003	—	—	1,543	89
Bob Evans I	Retail	Franklin	OH	4/28/2017	—	(6)	620	1,581	—	—	2,201	129
Bob Evans I	Retail	Kettering	OH	4/28/2017	—	(6)	264	1,493	—	—	1,757	122
Bob Evans I	Retail	Lansing	MI	4/28/2017	—	(6)	817	1,093	—	—	1,910	105
Bob Evans I	Retail	Lebanon	OH	4/28/2017	—	(6)	628	1,328	—	—	1,956	117
Bob Evans I	Retail	Lewes	DE	4/28/2017	—	(6)	660	1,016	—	—	1,676	89
Bob Evans I	Retail	Marietta	OH	4/28/2017	—	(6)	631	1,890	—	—	2,521	151
Bob Evans I	Retail	Miamisburg	OH	4/28/2017	—	(6)	339	1,791	—	—	2,130	142
Bob Evans I	Retail	Paducah	KY	4/28/2017	—	(6)	296	697	—	—	993	66
Bob Evans I	Retail	Plymouth	IN	4/28/2017	—	(6)	172	1,023	—	—	1,195	85
Bob Evans I	Retail	Roseville	MI	4/28/2017	—	(6)	861	854	—	—	1,715	86
Bob Evans I	Retail	Steubenville	OH	4/28/2017	—	(6)	641	1,638	—	—	2,279	149
Bob Evans I	Retail	Streetsboro	OH	4/28/2017	—	(6)	1,078	780	—	—	1,858	77
Bob Evans I	Retail	Taylor	MI	4/28/2017	—	(6)	542	1,210	—	—	1,752	106
Bob Evans I	Retail	Uniontown	PA	4/28/2017	—	(6)	494	1,104	—	—	1,598	104
Bob Evans I	Retail	Weirton	WV	4/28/2017	—	(6)	305	900	—	—	1,205	89
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017	—	(8)	587	3,415	—	—	4,002	326
Chili's II	Retail	McHenry	IL	5/10/2017	—	(8)	973	2,557	—	—	3,530	200
Dollar General XXIII	Retail	Kingston	NY	5/10/2017	—	(8)	432	1,027	—	—	1,459	94
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017	—	(8)	358	1,043	—	—	1,401	86
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017	—	(8)	1,808	841	—	—	2,649	70
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/8/2017	—	(8)	307	1,973	—	—	2,280	155
Bridgestone HOSEpower I	Distribution	Elko	NV	6/8/2017	—	(8)	358	1,642	—	—	2,000	139
Dollar General XXIII	Retail	Kerhonkson	NY	6/16/2017	—	(8)	247	953	—	—	1,200	80
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017	—	(8)	236	1,762	—	—	1,998	130
FedEx Ground X	Distribution	Rolla	MO	7/14/2017	—	(8)	469	9,653	—	—	10,122	862
Chili's III	Retail	Machesney Park	IL	8/9/2017	—	(8)	1,254	2,922	—	—	4,176	210
FedEx Ground XI	Distribution	Casper	WY	9/15/2017	—	(8)	386	3,469	—	—	3,855	245
Hardee's I	Retail	Ashland	AL	9/26/2017	—	(9)	170	827	—	—	997	61
Hardee's I	Retail	Jasper	AL	9/26/2017	—	(9)	171	527	—	—	698	39
Hardee's I	Retail	Jesup	GA	9/26/2017	—	(9)	231	1,236	—	—	1,467	85
Hardee's I	Retail	Waycross	GA	9/26/2017	—	(9)	261	1,217	—	—	1,478	89
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017	—	(8)	194	1,110	—	—	1,304	70
Tractor Supply IV	Retail	Hazen	ND	10/30/2017	—	(8)	242	1,290	—	—	1,532	89
Circle K II	Retail	Harlingen	TX	11/2/2017	—	(9)	575	945	—	—	1,520	64
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	734	1,294	—	—	2,028	86

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	675	1,250	—	—	1,925	94
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	226	443	—	—	669	30
Circle K II	Retail	Rio Grande	TX	11/2/2017	—	(9)	625	1,257	—	—	1,882	84
Circle K II	Retail	Weslaco	TX	11/2/2017	—	(9)	547	1,183	—	—	1,730	81
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017	—	(9)	397	621	—	—	1,018	43
Sonic Drive In II	Retail	Collins	MS	11/3/2017	—	(9)	272	992	—	—	1,264	69
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017	—	(9)	251	1,114	—	—	1,365	70
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	100	930	—	—	1,030	68
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	199	660	—	—	859	42
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	232	746	—	—	978	53
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017	—	(9)	351	788	—	—	1,139	57
Sonic Drive In II	Retail	Lithia	FL	11/3/2017	—	(9)	352	478	—	—	830	39
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017	—	(9)	210	840	—	—	1,050	61
Sonic Drive In II	Retail	Magee	MS	11/3/2017	—	(9)	300	740	—	—	1,040	55
Sonic Drive In II	Retail	Petal	MS	11/3/2017	—	(9)	100	1,053	—	—	1,153	67
Sonic Drive In II	Retail	Plant City	FL	11/3/2017	—	(9)	250	525	—	—	775	46
Sonic Drive In II	Retail	Purvis	MS	11/3/2017	—	(9)	129	896	—	—	1,025	58
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	267	502	—	—	769	39
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	392	679	—	—	1,071	49
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017	—	(9)	191	1,197	—	—	1,388	82
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017	—	(9)	191	346	—	—	537	27
Sonic Drive In II	Retail	Waveland	MS	11/3/2017	—	(9)	322	594	—	—	916	44
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017	—	(9)	188	517	—	—	705	38
Sonic Drive In II	Retail	Woodville	MS	11/3/2017	—	(9)	160	1,179	—	—	1,339	74
Bridgestone HOSEpower III	Distribution	Sulphur	LA	12/20/2017	—	(8)	882	2,176	—	—	3,058	131
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	521	1,561	—	—	2,082	92
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	717	1,510	—	—	2,227	94
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	491	2,281	—	—	2,772	129
Mountain Express I	Retail	Baldwin	GA	1/25/2018	—	(9)	861	690	—	—	1,551	46
Mountain Express I	Retail	Buford	GA	1/25/2018	—	(9)	883	1,130	—	—	2,013	78
Mountain Express I	Retail	Canton	GA	1/25/2018	—	(9)	348	1,463	—	—	1,811	101
Mountain Express I	Retail	Chatsworth	GA	1/25/2018	—	(9)	673	1,108	—	—	1,781	75
Mountain Express I	Retail	Douglasville	GA	1/25/2018	—	(9)	958	808	—	—	1,766	50
Mountain Express I	Retail	Jasper	GA	1/25/2018	—	(9)	1,167	823	—	—	1,990	53
Mountain Express I	Retail	Summerville	GA	1/25/2018	—	(9)	270	1,019	—	—	1,289	62
Mountain Express I	Retail	Trion	GA	1/25/2018	—	(9)	379	1,077	—	—	1,456	77
Mountain Express I	Retail	Woodstock	GA	1/25/2018	—	(9)	578	804	—	—	1,382	52
Kum & Go I	Retail	Omaha	NE	2/27/2018	—	(10)	1,391	1,350	—	—	2,741	115

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
DaVita I	Retail	Bolivar	TN	2/28/2018	—	(9)	101	623	—	—	724	34
DaVita I	Retail	Brownviille	TN	2/28/2018	—	(9)	61	1,166	—	—	1,227	60
White Oak I	Retail	Casey	IA	3/9/2018	—	—	512	164	—	—	676	11
White Oak I	Retail	Hospers	IA	3/9/2018	—	—	674	236	—	—	910	15
White Oak I	Retail	Jefferson	IA	3/9/2018	—	—	662	484	—	—	1,146	29
White Oak I	Retail	Muscatine	IA	3/9/2018	—	—	1,142	671	—	—	1,813	41
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	347	199	—	—	546	13
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	928	377	—	—	1,305	24
White Oak I	Retail	Omaha	NE	3/9/2018	—	—	867	273	—	—	1,140	20
White Oak I	Retail	Omaha	NE	3/9/2018	—	—	885	649	—	—	1,534	37
White Oak I	Retail	Wapello	IA	3/9/2018	—	—	708	627	—	—	1,335	37
Mountain Express II	Retail	Arley	AL	6/14/2018	—	(9)	590	428	—	—	1,018	25
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(9)	669	978	—	—	1,647	49
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(9)	794	858	—	—	1,652	46
Mountain Express II	Retail	Eva	AL	6/14/2018	—	(9)	782	258	—	—	1,040	16
Mountain Express II	Retail	Good Hope	AL	6/14/2018	—	(9)	1,080	685	—	—	1,765	42
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	1,470	659	—	—	2,129	34
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	2,468	710	—	—	3,178	36
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	1,882	316	—	—	2,198	18
Mountain Express II	Retail	Oneonta	AL	6/14/2018	—	(9)	1,057	532	—	—	1,589	26
Mountain Express II	Retail	Owens Cross	AL	6/14/2018	—	(9)	578	1,386	—	—	1,964	65
Mountain Express II	Retail	Pine Campbell	AL	6/14/2018	—	(9)	819	219	—	—	1,038	13
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(9)	840	566	—	—	1,406	27
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(9)	254	393	—	—	647	19
Mountain Express II	Retail	Russellville	AL	6/14/2018	—	(9)	594	378	—	—	972	19
Mountain Express II	Retail	Vina	AL	6/14/2018	—	(9)	549	300	—	—	849	14
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(9)	674	1,827	—	—	2,501	73
Dialysis I	Retail	Michigan City	IN	7/20/2018	—	(10)	360	1,726	—	—	2,086	83
Dialysis I	Retail	Auburn	ME	7/20/2018	—	(9)	78	2,766	—	—	2,844	107
Dialysis I	Retail	Benton Harbor	MI	7/20/2018	—	(9)	241	1,687	—	—	1,928	75
Dialysis I	Retail	East Knoxville	TN	7/20/2018	—	(9)	497	1,429	—	—	1,926	62
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(9)	612	412	—	—	1,024	18
Dialysis I	Retail	Sikeston	MO	7/20/2018	—	(9)	221	1,762	—	—	1,983	77
Children of America I	Office	New Britian	PA	8/13/2018	—	(9)	224	3,319	—	—	3,543	130
Children of America I	Office	Warminster	PA	8/13/2018	—	(9)	284	3,225	—	—	3,509	126
Burger King II	Retail	Pineville	LA	8/20/2018	—	(9)	462	1,136	—	—	1,598	48
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	—	111	628	—	—	739	29
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	—	122	566	—	—	688	24

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
White Oak II	Retail	Glenwood	IA	8/27/2018	—	—	20	351	—	—	371	13
White Oak II	Retail	Missouri Valley	IA	8/27/2018	—	—	40	388	—	—	428	16
White Oak II	Retail	Red Oak	IA	8/27/2018	—	—	30	543	—	—	573	22
White Oak II	Retail	Sioux Center	IA	8/27/2018	—	—	20	358	—	—	378	14
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	70	339	—	—	409	14
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	81	396	—	—	477	15
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	101	519	—	—	620	24
Bob Evans II	Retail	Aurora	IN	8/31/2018	—	(9)	237	1,675	—	—	1,912	70
Bob Evans II	Retail	Barboursville	WV	8/31/2018	—	(9)	987	807	—	—	1,794	31
Bob Evans II	Retail	Bay City	MI	8/31/2018	—	(9)	796	313	—	—	1,109	15
Bob Evans II	Retail	Bluefield	VA	8/31/2018	—	(9)	440	1,454	—	—	1,894	56
Bob Evans II	Retail	Bridgeport	OH	8/31/2018	—	(9)	335	1,301	—	—	1,636	50
Bob Evans II	Retail	Bridgeport	WV	8/31/2018	—	(9)	481	1,819	—	—	2,300	71
Bob Evans II	Retail	Burbank	OH	8/31/2018	—	(9)	172	1,804	—	—	1,976	78
Bob Evans II	Retail	Cadillac	MI	8/31/2018	—	(9)	345	1,447	—	—	1,792	59
Bob Evans II	Retail	Circleville	OH	8/31/2018	—	(9)	911	1,686	—	—	2,597	71
Bob Evans II	Retail	Columbus	OH	8/31/2018	—	(9)	615	1,252	—	—	1,867	52
Bob Evans II	Retail	E Liverpool	OH	8/31/2018	—	(9)	399	1,533	—	—	1,932	64
Bob Evans II	Retail	Greenville	OH	8/31/2018	—	(9)	460	1,900	—	—	2,360	71
Bob Evans II	Retail	Hamilton	OH	8/31/2018	—	(9)	441	1,344	—	—	1,785	57
Bob Evans II	Retail	Huntington	WV	8/31/2018	—	(9)	255	1,563	—	—	1,818	58
Bob Evans II	Retail	Jackson	OH	8/31/2018	—	(9)	596	1,487	—	—	2,083	62
Bob Evans II	Retail	Jeffersonville	OH	8/31/2018	—	(9)	193	1,508	—	—	1,701	72
Bob Evans II	Retail	Lavale	MD	8/31/2018	—	(9)	527	2,536	—	—	3,063	96
Bob Evans II	Retail	Mt. Pleasant	MI	8/31/2018	—	(9)	559	1,149	—	—	1,708	54
Bob Evans II	Retail	New Martinsville	WV	8/31/2018	—	(9)	703	1,206	—	—	1,909	50
Bob Evans II	Retail	Norwalk	OH	8/31/2018	—	(9)	123	2,559	—	—	2,682	102
Bob Evans II	Retail	South Point	OH	8/31/2018	—	(9)	420	1,436	—	—	1,856	62
Bob Evans II	Retail	White Hall	WV	8/31/2018	—	(9)	347	1,185	—	—	1,532	46
Taco John's	Retail	Chanute	KS	9/14/2018	—	(9)	81	642	—	—	723	26
Taco John's	Retail	Mountain Home	ID	9/14/2018	—	(9)	81	561	—	—	642	23
Mountain Express III	Retail	Canton	GA	9/19/2018	—	(9)	703	1,719	—	—	2,422	69
Mountain Express III	Retail	Clinton	SC	9/19/2018	—	(9)	581	1,113	—	—	1,694	40
Mountain Express III	Retail	Cornelia	GA	9/19/2018	—	(9)	363	778	—	—	1,141	33
Mountain Express III	Retail	Cumming	GA	9/19/2018	—	(9)	161	1,403	—	—	1,564	53
Mountain Express III	Retail	Ellijay	GA	9/19/2018	—	(9)	517	1,803	—	—	2,320	73
Mountain Express III	Retail	Hogansville	GA	9/19/2018	—	(9)	141	1,068	—	—	1,209	51
Mountain Express III	Retail	Homer	GA	9/19/2018	—	(9)	221	991	—	—	1,212	40

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Mountain Express III	Retail	McCaysville	GA	9/19/2018	—	(9)	371	720	—	—	1,091	27

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Mountain Express III	Retail	Nettleton	MS	9/19/2018	—	(9)	212	660	—	—	872	25
Mountain Express III	Retail	Riverdale	GA	9/19/2018	—	(9)	1,001	1,920	—	—	2,921	76
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(9)	315	708	—	—	1,023	29
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(9)	262	908	—	—	1,170	37
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(9)	913	1,628	—	—	2,541	70
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(9)	2,202	1,234	—	—	3,436	52
Taco John's	Retail	Carroll	IA	9/21/2018	—	(9)	171	541	—	—	712	22
Taco John's	Retail	Cherokee	IA	9/21/2018	—	(9)	131	347	—	—	478	14
Taco John's	Retail	Independence	MO	9/28/2018	—	(9)	242	822	—	—	1,064	34
Taco John's	Retail	North Manakato	MN	9/28/2018	—	(9)	213	334	—	—	547	17
Taco John's	Retail	St. Peter	MN	9/28/2018	—	(9)	112	559	—	—	671	21
White Oak III	Retail	Bonham	TX	10/5/2018	—	—	734	1,952	—	—	2,686	81
DaVita II	Retail	Houston	TX	10/26/2018	—	(9)	246	1,982	—	—	2,228	70
Pizza Hut I	Retail	Charlotte	NC	10/29/2018	—	(9)	236	916	—	—	1,152	36
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(9)	305	922	—	—	1,227	34
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(9)	187	464	—	—	651	18
Pizza Hut I	Retail	Gastonia	NC	10/29/2018	—	(9)	208	1,128	—	—	1,336	41
Pizza Hut I	Retail	Midland	TX	10/29/2018	—	(9)	207	662	—	—	869	23
Pizza Hut I	Retail	New Lexington	OH	10/29/2018	—	(9)	69	658	—	—	727	25
Pizza Hut I	Retail	Newton	NC	10/29/2018	—	(9)	79	755	—	—	834	26
Pizza Hut I	Retail	Westerville	OH	10/29/2018	—	(9)	167	830	—	—	997	31
Pizza Hut I	Retail	Zaneville	OH	10/29/2018	—	(9)	99	745	—	—	844	26
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(9)	236	1,022	—	—	1,258	34
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(9)	88	684	—	—	772	26
Little Caesars I	Retail	Durand	MI	12/21/2018	—	(9)	39	401	—	—	440	13
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	30	553	—	—	583	18
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	39	632	—	—	671	19
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	10	543	—	—	553	15
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	49	577	—	—	626	20
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	108	569	—	—	677	19
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	16	653	—	—	669	19
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	30	781	—	—	811	22
Little Caesars I	Retail	Swartz Creek	MI	12/21/2018	—	(9)	79	492	—	—	571	17
Tractor Supply V	Retail	Americus	GA	12/27/2018	—	(9)	329	2,522	—	—	2,851	80
Tractor Supply V	Retail	Cadiz	OH	12/27/2018	—	(9)	179	2,546	—	—	2,725	84
Tractor Supply V	Retail	Catalina	AZ	12/27/2018	—	(9)	953	3,061	—	—	4,014	99
Tractor Supply V	Retail	Sorocco	NM	12/27/2018	—	(9)	413	2,602	—	—	3,015	83
Caliber Collision I	Retail	Fayetteville	NC	12/28/2018	—	(10)	372	1,269	—	—	1,641	36

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Caliber Collision I	Retail	Lutz	FL	12/28/2018	—	(10)	1,745	2,696	—	—	4,441	87
Caliber Collision I	Retail	Nolansville	TX	12/28/2018	—	(10)	360	973	—	—	1,333	30
Fresenius III	Retail	Cumming	GA	1/2/2019	—	(9)	141	1,206	—	—	1,347	36
Fresenius III	Retail	Enterprise	AL	1/2/2019	—	(9)	523	2,854	—	—	3,377	89
Fresenius III	Retail	Gulf Breeze	FL	1/2/2019	—	(9)	306	2,399	—	—	2,705	70
Fresenius III	Retail	Monrowville	AL	1/2/2019	—	(9)	219	1,330	—	—	1,549	44
Fresenius III	Retail	Pendleton	SC	1/2/2019	—	(9)	151	1,248	—	—	1,399	37
Fresenius III	Retail	Thomasville	AL	1/2/2019	—	(9)	482	1,045	—	—	1,527	35
Pizza Hut II	Retail	Afton	WY	1/28/2019	—	(9)	50	870	—	—	920	23
Pizza Hut II	Retail	Alva	OK	1/28/2019	—	(9)	191	1,129	—	—	1,320	32
Pizza Hut II	Retail	Buffalo	WY	1/28/2019	—	(9)	162	588	—	—	750	19
Pizza Hut II	Retail	Canadian	TX	1/28/2019	—	(9)	139	729	—	—	868	20
Pizza Hut II	Retail	Cherokee	OK	1/28/2019	—	(9)	101	474	—	—	575	15
Pizza Hut II	Retail	Cut Bank	MT	1/28/2019	—	(9)	131	808	—	—	939	23
Pizza Hut II	Retail	Deer Lodge	MT	1/28/2019	—	(9)	181	449	—	—	630	15
Pizza Hut II	Retail	Dillion	MT	1/28/2019	—	(9)	71	760	—	—	831	21
Pizza Hut II	Retail	Douglas	WY	1/28/2019	—	(9)	322	1,085	—	—	1,407	31
Pizza Hut II	Retail	Elkhart	KS	1/28/2019	—	(9)	179	611	—	—	790	18
Pizza Hut II	Retail	Fairview	OK	1/28/2019	—	(9)	120	789	—	—	909	23
Pizza Hut II	Retail	Havre	MT	1/28/2019	—	(9)	175	2,061	—	—	2,236	54
Pizza Hut II	Retail	Helena	MT	1/28/2019	—	(9)	132	887	—	—	1,019	24
Pizza Hut II	Retail	Hennessey	OK	1/28/2019	—	(9)	81	743	—	—	824	19
Pizza Hut II	Retail	Hugoton	KS	1/28/2019	—	(9)	112	948	—	—	1,060	24
Pizza Hut II	Retail	Larned	KS	1/28/2019	—	(9)	159	633	—	—	792	21
Pizza Hut II	Retail	Lewistown	MT	1/28/2019	—	(9)	131	793	—	—	924	22
Pizza Hut II	Retail	Libby	MT	1/28/2019	—	(9)	50	1,011	—	—	1,061	27
Pizza Hut II	Retail	Liberal	KS	1/28/2019	—	(9)	20	956	—	—	976	22
Pizza Hut II	Retail	Meade	KS	1/28/2019	—	(9)	121	637	—	—	758	18
Pizza Hut II	Retail	Newcastle	WY	1/28/2019	—	(9)	71	735	—	—	806	19
Pizza Hut II	Retail	Polson	MT	1/28/2019	—	(9)	151	1,090	—	—	1,241	30
Pizza Hut II	Retail	Roosevelt	UT	1/28/2019	—	(9)	220	960	—	—	1,180	27
Pizza Hut II	Retail	Shattuck	OK	1/28/2019	—	(9)	100	531	—	—	631	16
Pizza Hut II	Retail	Shelby	MT	1/28/2019	—	(9)	150	502	—	—	652	16
Pizza Hut II	Retail	Spearman	TX	1/28/2019	—	(9)	230	869	—	—	1,099	26
Pizza Hut II	Retail	Thermpolis	WY	1/28/2019	—	(9)	70	863	—	—	933	24
Pizza Hut II	Retail	Ulyses	KS	1/28/2019	—	(9)	121	1,108	—	—	1,229	31
Pizza Hut II	Retail	Vernal	UT	1/28/2019	—	(9)	211	733	—	—	944	21
Pizza Hut II	Retail	Watonga	OK	1/28/2019	—	(9)	70	939	—	—	1,009	25

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Pizza Hut II	Retail	Wheatland	WY	1/28/2019	—	(9)	153	825	—	—	978	23
Mountain Express IV	Retail	Cabot	AR	2/25/2019	—	(9)	206	816	—	—	1,022	28
Mountain Express IV	Retail	Corning	AR	2/25/2019	—	(9)	283	865	—	—	1,148	19
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	371	1,180	—	—	1,551	34
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	217	668	—	—	885	18
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	1,258	1,475	—	—	2,733	46
Mountain Express IV	Retail	Fordyce	AR	2/25/2019	—	(9)	548	1,530	—	—	2,078	34
Mountain Express IV	Retail	Hope	AR	2/25/2019	—	(9)	705	783	—	—	1,488	17
Mountain Express IV	Retail	Searcy	AR	2/25/2019	—	(9)	1,007	787	—	—	1,794	18
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(10)	436	1,695	—	—	2,131	41
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(10)	337	1,715	—	—	2,052	46
Mountain Express V	Retail	Canton	GA	2/28/2019	—	(10)	198	1,821	—	—	2,019	42
Mountain Express V	Retail	Conyers	GA	2/28/2019	—	(10)	199	2,220	—	—	2,419	57
Mountain Express V	Retail	Dahlonega	GA	2/28/2019	—	(10)	687	942	—	—	1,629	23
Mountain Express V	Retail	Elberton	GA	2/28/2019	—	(10)	268	1,760	—	—	2,028	50
Mountain Express V	Retail	Forest Park	GA	2/28/2019	—	(10)	983	1,118	—	—	2,101	27
Mountain Express V	Retail	Jonesboro	GA	2/28/2019	—	(10)	456	1,960	—	—	2,416	48
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(10)	776	1,282	—	—	2,058	33
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(10)	905	1,267	—	—	2,172	32
Mountain Express V	Retail	Loganville	GA	2/28/2019	—	(10)	258	2,102	—	—	2,360	52
Mountain Express V	Retail	Macon	GA	2/28/2019	—	(10)	543	908	—	—	1,451	23
Mountain Express V	Retail	Stockbridge	GA	2/28/2019	—	(10)	129	1,938	—	—	2,067	46
Fresenius IV	Retail	Alexandria	LA	3/21/2019	—	(9)	342	2,505	—	—	2,847	52
Mountain Express V	Retail	Forest Park	GA	3/22/2019	—	(10)	1,473	720	—	—	2,193	19
Tractor Supply V	Retail	New Cordell	OK	3/27/2019	—	(9)	332	2,246	—	—	2,578	58
Mountain Express V	Retail	Macon	GA	3/29/2019	—	(10)	1,085	872	—	—	1,957	22
Mountain Express V	Retail	Norcross	GA	3/29/2019	—	(10)	710	2,722	—	—	3,432	61
Mountain Express V	Retail	Snellville	GA	3/29/2019	—	(10)	548	688	—	—	1,236	16
Mountain Express V	Retail	Covington	GA	4/4/2019	—	(10)	119	2,325	—	—	2,444	48
IMTAA	Retail	Baton Rouge	LA	5/16/2019	—	(10)	255	1,772	—	—	2,027	33
IMTAA	Retail	Bridge City	TX	5/16/2019	—	(10)	196	1,975	—	—	2,171	38
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(10)	367	1,622	—	—	1,989	32
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(10)	246	1,622	—	—	1,868	30
IMTAA	Retail	Kenner	LA	5/16/2019	—	(10)	469	1,409	—	—	1,878	26
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(10)	534	1,411	—	—	1,945	28
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(10)	349	1,525	—	—	1,874	32
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(10)	508	1,246	—	—	1,754	24
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(10)	472	1,523	—	—	1,995	27

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
IMTAA	Retail	Orange	TX	5/16/2019	—	(10)	214	1,867	—	—	2,081	37
IMTAA	Retail	St. Rose	LA	5/16/2019	—	(10)	287	1,214	—	—	1,501	23
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(10)	382	1,044	—	—	1,426	20
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(10)	255	1,040	—	—	1,295	17
Pizza Hut III	Retail	Colorado Springs	CO	5/31/2019	—	(10)	252	961	—	—	1,213	16
Pizza Hut III	Retail	Dodge City	KS	5/31/2019	—	(10)	166	1,163	—	—	1,329	21
Pizza Hut III	Retail	Garden City	KS	5/31/2019	—	(10)	197	680	—	—	877	12
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(10)	262	633	—	—	895	11
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(10)	265	598	—	—	863	12
Pizza Hut III	Retail	Guymon	OK	5/31/2019	—	(10)	155	1,208	—	—	1,363	20
Pizza Hut III	Retail	Kalispell	MT	5/31/2019	—	(10)	735	1,139	—	—	1,874	23
Pizza Hut III	Retail	Missoula	MT	5/31/2019	—	(10)	653	595	—	—	1,248	11
Pizza Hut III	Retail	Perryton	TX	5/31/2019	—	(10)	309	1,429	—	—	1,738	24
Pizza Hut III	Retail	Sterling	CO	5/31/2019	—	(10)	150	968	—	—	1,118	17
Fresenius V	Retail	Brookhaven	MS	6/4/2019	—	(10)	581	1,548	—	—	2,129	29
Fresenius V	Retail	Centreville	MS	6/4/2019	—	(10)	236	732	—	—	968	14
Fresenius VI	Retail	Chicago	IL	6/17/2019	—	(10)	313	1,110	—	—	1,423	16
Mountain Express VI	Retail	Smackover	AR	6/26/2019	—	(10)	1,519	841	—	—	2,360	15
Pizza Hut III	Retail	Woodward	OK	6/27/2019	—	(10)	525	1,644	—	—	2,169	24
Fresenius VII	Retail	Athens	TX	6/28/2019	—	(10)	907	4,515	—	—	5,422	66
Fresenius VII	Retail	Idabel	OK	6/28/2019	—	(10)	298	2,319	—	—	2,617	35
Fresenius VII	Retail	Tyler	TX	6/28/2019	—	(10)	314	1,677	—	—	1,991	26
Caliber Collision II	Retail	Pueblo	CO	8/5/2019	—	(10)	866	1,807	—	—	2,673	23
Dollar General XXV	Retail	Brownsville	KY	9/5/2019	—	(10)	170	915	—	—	1,085	10
Dollar General XXV	Retail	Custer	KY	9/5/2019	—	(10)	138	675	—	—	813	8
Dollar General XXV	Retail	Elkton	KY	9/5/2019	—	(10)	89	731	—	—	820	8
Dollar General XXV	Retail	Falls of Rough	KY	9/5/2019	—	(10)	141	692	—	—	833	7
Dollar General XXV	Retail	Sedalia	KY	9/5/2019	—	(10)	177	678	—	—	855	8
Dollar General XXIV	Retail	Clarksville	IA	9/6/2019	—	(10)	80	1,023	—	—	1,103	10
Dollar General XXIV	Retail	Lincoln	MI	9/6/2019	—	(10)	90	1,006	—	—	1,096	13
Dollar General XXIV	Retail	Tabor	IA	9/6/2019	—	(9)	101	907	—	—	1,008	13
Mister Carwash I	Retail	Athens	GA	9/12/2019	—	(10)	1,892	2,350	—	—	4,242	33
Mister Carwash I	Retail	Cumming	GA	9/12/2019	—	(10)	1,363	2,730	—	—	4,093	36
Mister Carwash I	Retail	Monroe	GA	9/12/2019	—	(10)	1,376	2,120	—	—	3,496	30
Dollar General XXIV	Retail	Assumption	IL	9/20/2019	—	(9)	111	885	—	—	996	8
Dollar General XXIV	Retail	Curtis	MI	9/20/2019	—	(10)	100	986	—	—	1,086	9
Dollar General XXIV	Retail	Harrisville	MI	9/20/2019	—	(9)	209	964	—	—	1,173	10
Dollar General XXIV	Retail	Mora	MN	9/20/2019	—	(9)	192	976	—	—	1,168	9

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General XXIV	Retail	Washburn	IL	9/20/2019	—	(9)	140	868	—	—	1,008	8
Checkers I	Retail	Dublin	GA	9/25/2019	—	(10)	161	746	—	—	907	9
DaVita III	Retail	El Paso	TX	9/27/2019	—	(10)	331	2,954	—	—	3,285	22
Dialysis II	Retail	Baltimore	MD	9/30/2019	—	(10)	860	614	—	—	1,474	5
Dialysis II	Retail	Brunswick	OH	9/30/2019	—	(10)	429	2,327	—	—	2,756	18
Dialysis II	Retail	Burgaw	NC	9/30/2019	—	(10)	60	1,410	—	—	1,470	11
Dialysis II	Retail	Detroit	MI	9/30/2019	—	(10)	283	1,964	—	—	2,247	16
Dialysis II	Retail	Elizabethtown	NC	9/30/2019	—	(10)	40	2,327	—	—	2,367	16
Dialysis II	Retail	Goose Creek	SC	9/30/2019	—	(10)	328	1,651	—	—	1,979	12
Dialysis II	Retail	Greenville	SC	9/30/2019	—	(10)	1,132	1,083	—	—	2,215	10
Dialysis II	Retail	Jackson	TN	9/30/2019	—	(10)	256	1,329	—	—	1,585	12
Dialysis II	Retail	Kyle	TX	9/30/2019	—	(10)	416	2,228	—	—	2,644	18
Dialysis II	Retail	Las Vegas	NV	9/30/2019	—	(10)	883	3,869	—	—	4,752	28
Dialysis II	Retail	Lexington	TN	9/30/2019	—	(10)	111	1,128	—	—	1,239	10
Dialysis II	Retail	Merrillville	IN	9/30/2019	—	(10)	639	1,128	—	—	1,767	9
Dialysis II	Retail	New Orleans	LA	9/30/2019	—	(10)	559	1,305	—	—	1,864	10
Dialysis II	Retail	North Charleston	SC	9/30/2019	—	(10)	424	1,564	—	—	1,988	12
Dialysis II	Retail	Parma	OH	9/30/2019	—	(10)	208	1,271	—	—	1,479	9
Dialysis II	Retail	Rocky River	OH	9/30/2019	—	(10)	327	1,782	—	—	2,109	12
Dialysis II	Retail	Seguin	TX	9/30/2019	—	(10)	91	1,889	—	—	1,980	14
Dialysis II	Retail	Shallotte	NC	9/30/2019	—	(10)	174	1,308	—	—	1,482	10
Dialysis II	Retail	Spartanburg	SC	9/30/2019	—	(10)	188	1,133	—	—	1,321	9
Dialysis II	Retail	Albuquerque	NM	9/30/2019	—	(10)	214	3,136	—	1,676	5,026	46
Dialysis II	Retail	Anchorage	AK	9/30/2019	—	(10)	1,315	4,108	—	—	5,423	31
Dialysis II	Retail	Anniston	AL	9/30/2019	—	(10)	322	3,782	—	—	4,104	26
Dialysis II	Retail	Augusta	GA	9/30/2019	—	(10)	364	1,803	—	—	2,167	14
Dialysis II	Retail	Belleville	IL	9/30/2019	—	(10)	129	2,271	—	—	2,400	16
Dialysis II	Retail	Berea	KY	9/30/2019	—	(10)	159	2,079	—	—	2,238	15
Dialysis II	Retail	Bowling Green	KY	9/30/2019	—	(10)	442	2,865	—	—	3,307	21
Dialysis II	Retail	Brunswick	GA	9/30/2019	—	(10)	376	1,734	—	—	2,110	12
Dialysis II	Retail	Charlotte	NC	9/30/2019	—	(10)	906	1,894	—	—	2,800	14
Dialysis II	Retail	Conway	NH	9/30/2019	—	(10)	70	1,370	—	—	1,440	12
Dialysis II	Retail	Diamondhead	MS	9/30/2019	—	(10)	91	2,693	—	—	2,784	19
Dialysis II	Retail	Durham	NC	9/30/2019	—	(10)	626	1,737	—	—	2,363	13
Dialysis II	Retail	Etters	PA	9/30/2019	—	(10)	643	2,926	—	—	3,569	21
Dialysis II	Retail	Gary	IN	9/30/2019	—	(10)	241	2,023	—	—	2,264	14
Dialysis II	Retail	Hopkinsville	KY	9/30/2019	—	(10)	62	2,785	—	—	2,847	20
Dialysis II	Retail	Lexington	KY	9/30/2019	—	(10)	439	2,277	—	—	2,716	17

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dialysis II	Retail	Madisonville	KY	9/30/2019	—	(10)	134	1,257	—	—	1,391	9
Dialysis II	Retail	Mentor	OH	9/30/2019	—	(10)	102	1,921	—	—	2,023	15
Dialysis II	Retail	Monticello	KY	9/30/2019	—	(10)	235	2,119	—	—	2,354	16
Dialysis II	Retail	New Castle	PA	9/30/2019	—	(10)	153	1,135	—	—	1,288	8
Dialysis II	Retail	Palmdale	CA	9/30/2019	—	(10)	414	1,887	—	—	2,301	14
Dialysis II	Retail	Radcliff	KY	9/30/2019	—	(10)	262	2,391	—	—	2,653	17
Dialysis II	Retail	Richmond	VA	9/30/2019	—	(10)	283	2,111	—	—	2,394	15
Dialysis II	Retail	River Forest	IL	9/30/2019	—	(10)	527	3,646	—	—	4,173	24
Dialysis II	Retail	Roanoke	VA	9/30/2019	—	(10)	456	2,143	—	—	2,599	16
Dialysis II	Retail	Rocky Mount	NC	9/30/2019	—	(10)	143	3,515	—	—	3,658	28
Dialysis II	Retail	Salem	OH	9/30/2019	—	(10)	264	2,457	—	—	2,721	19
Dialysis II	Retail	Salem	VA	9/30/2019	—	(10)	326	2,083	—	—	2,409	14
Dialysis II	Retail	Sarasota	FL	9/30/2019	—	(10)	650	1,914	—	—	2,564	13
Dialysis II	Retail	Summerville	SC	9/30/2019	—	(10)	317	1,826	—	—	2,143	13
Dialysis II	Retail	Anderson	IN	9/30/2019	—	(10)	375	1,530	—	—	1,905	12
Dollar General XXIV	Retail	Potomac	IL	10/28/2019	—	(9)	153	858	—	—	1,011	6
Mister Carwash II	Retail	Canton	GA	11/7/2019	—	—	3,105	2,291	—	—	5,396	17
Mister Carwash II	Retail	Johns Creek	GA	11/7/2019	—	—	1,664	1,833	—	—	3,497	13
Advance Auto IV	Retail	Burlington	WI	12/11/2019	—	—	259	1,090	—	—	1,349	3
Advance Auto IV	Retail	Greenville	OH	12/11/2019	—	—	207	438	—	—	645	1
Advance Auto IV	Retail	Huntingdon	PA	12/11/2019	—	—	160	569	—	—	729	2
Advance Auto IV	Retail	Marshfield	WI	12/11/2019	—	—	244	1,013	—	—	1,257	3
Advance Auto IV	Retail	Piqua	OH	12/11/2019	—	—	130	575	—	—	705	2
Advance Auto IV	Retail	Selma	AL	12/11/2019	—	—	91	572	—	—	663	2
Advance Auto IV	Retail	Tomah	WI	12/11/2019	—	—	286	842	—	—	1,128	2
Advance Auto IV	Retail	Waynesboro	PA	12/11/2019	—	—	137	832	—	—	969	2
Advance Auto IV	Retail	Waynesburg	PA	12/11/2019	—	—	214	611	—	—	825	2
Advance Auto V	Retail	Cedar Grove	WV	12/13/2019	—	—	302	552	—	—	854	1
Advance Auto V	Retail	Danville	WV	12/13/2019	—	—	147	641	—	—	788	2
Advance Auto V	Retail	Greenup	KY	12/13/2019	—	—	263	408	—	—	671	1
Advance Auto V	Retail	Hamlin	WV	12/13/2019	—	—	162	670	—	—	832	2
Advance Auto V	Retail	Milton	WV	12/13/2019	—	—	315	678	—	—	993	2
Advance Auto V	Retail	Moundsville	WV	12/13/2019	—	—	463	1,314	—	—	1,777	3
Advance Auto V	Retail	Point Pleasant	WV	12/13/2019	—	—	346	721	—	—	1,067	2
Advance Auto V	Retail	Sissonville	WV	12/13/2019	—	—	350	923	—	—	1,273	2
Advance Auto V	Retail	South Williamson	KY	12/13/2019	—	—	330	891	—	—	1,221	2
Advance Auto V	Retail	Wellsburg	WV	12/13/2019	—	—	235	442	—	—	677	1
Advance Auto V	Retail	West Charleston	WV	12/13/2019	—	—	224	873	—	—	1,097	3

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2019 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2019		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Advance Auto IV	Retail	Indianapolis	IN	12/17/2019	—	—	215	543	—	—	758	—
Advance Auto IV	Retail	Menomonie	WI	12/17/2019	—	—	350	696	—	—	1,046	—
Advance Auto IV	Retail	Montgomery	AL	12/20/2019	—	—	92	710	—	—	802	—
Advance Auto IV	Retail	Springfield	OH	12/20/2019	—	—	91	607	—	—	698	—
Dollar General XXVI	Retail	Brooks	GA	12/20/2019	—	(9)	157	947	—	—	1,104	—
Dollar General XXVI	Retail	Daleville	AL	12/20/2019	—	(9)	81	817	—	—	898	—
Dollar General XXVI	Retail	East Brewton	AL	12/20/2019	—	(9)	133	831	—	—	964	—
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(9)	364	801	—	—	1,165	—
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(9)	431	850	—	—	1,281	—
Dollar General XXVI	Retail	Madisonville	TN	12/20/2019	—	(9)	468	833	—	—	1,301	—
Dollar General XXVI	Retail	Maryville	TN	12/20/2019	—	(9)	264	906	—	—	1,170	—
Dollar General XXVI	Retail	Mobile	AL	12/20/2019	—	(9)	130	982	—	—	1,112	—
Dollar General XXVI	Retail	Newport	TN	12/20/2019	—	(9)	255	836	—	—	1,091	—
Dollar General XXVI	Retail	Robertsdale	AL	12/20/2019	—	(9)	110	1,486	—	—	1,596	—
Dollar General XXVI	Retail	Valley	AL	12/20/2019	—	(9)	112	884	—	—	996	—
Dollar General XXVI	Retail	Wetumpka	AL	12/20/2019	—	(9)	263	1,038	—	—	1,301	—
Pizza Hut IV	Retail	Black Mountain	NC	12/31/2019	—	—	360	357	—	—	717	—
Pizza Hut IV	Retail	Canton	NC	12/31/2019	—	—	176	718	—	—	894	—
Pizza Hut IV	Retail	Creedmoor	NC	12/31/2019	—	—	225	672	—	—	897	—
Pizza Hut IV	Retail	Granite Falls	NC	12/31/2019	—	—	215	460	—	—	675	—
Pizza Hut IV	Retail	Harrisburg	IL	12/31/2019	—	—	97	440	—	—	537	—
Pizza Hut IV	Retail	Hendersonville	NC	12/31/2019	—	—	694	438	—	—	1,132	—
Pizza Hut IV	Retail	Jefferson	NC	12/31/2019	—	—	185	432	—	—	617	—
Pizza Hut IV	Retail	King	NC	12/31/2019	—	—	258	634	—	—	892	—
Pizza Hut IV	Retail	Mocksville	NC	12/31/2019	—	—	399	258	—	—	657	—
Pizza Hut IV	Retail	Mount Vernon	IL	12/31/2019	—	—	245	497	—	—	742	—
Pizza Hut IV	Retail	Pennington Gap	VA	12/31/2019	—	—	30	434	—	—	464	—
Pizza Hut IV	Retail	Pineville	KY	12/31/2019	—	—	137	337	—	—	474	—
Pizza Hut IV	Retail	Robinson	IL	12/31/2019	—	—	214	457	—	—	671	—
Pizza Hut IV	Retail	Yadkinville	NC	12/31/2019	—	—	143	446	—	—	589	—

Encumbrances allocated based on notes below					1,130,508
Total					$1,323,454		$686,004	$2,658,532	$(115)	$22,953	$3,367,374	$369,450

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2019

  ___________________________________

(1)	These properties collateralize the Mortgage Loan I, which had $497.2 million outstanding as of December 31, 2019.

(2)	These properties collateralize the Truist Bank II mortgage note payable of $10.9 million as of December 31, 2019.

(3)	These properties collateralize the Truist Bank III mortgage note payable of $62.2 million as of December 31, 2019.

(4)	These properties collateralize the Truist Bank IV mortgage note payable of $6.6 million as of December 31, 2019.

(5)	These properties collateralize the Stop & Shop I mortgage note payable of $45.0 million as of December 31, 2019.

(6)	These properties collateralize the Bob Evans I mortgage note payable of $24.0 million as of December 31, 2019.

(7)	These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2019.

(8)	These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2019.

(9)	These properties collateralize the Net Lease Mortgage Notes, which had $241.3 million outstanding as of December 31, 2019.

(10)	These properties are encumbered by the Credit Facility borrowings in the amount of $333.1 million as of December 31, 2019 and such amount of borrowings is excluded from the table above.

(11)
These properties were acquired as part of the Merger with American Realty Capital — Retail Centers of America, Inc. (RCA) on February 16, 2017. These represent the multi-tenant properties in the portfolio.

(12)	Acquired intangible lease assets allocated to individual properties in the amount of $448.2 million are not reflected in the table above.

(13)	The tax basis of aggregate land, buildings and improvements as of December 31, 2019 is 3.3 billion.

(14)	The accumulated depreciation column excludes $159.6 million of accumulated amortization associated with acquired intangible lease assets.

(15)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(16)
Some or all of the land underlying this property is subject to a land lease. The related Right-of-use assets are separately recorded. See Note 10 — Commitments and Contingencies for additional information.

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part II
December 31, 2019

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Real estate investments, at cost:
Balance at beginning of year	$3,070,852	$3,056,695	$1,724,258
Additions - acquisitions	365,159	201,896	1,490,332
Additions - improvements	14,006	13,189	—
Disposals	(80,631)	(146,109)	(131,185)
Impairment charges	(699)	(9,363)	(20,580)
Reclassified to assets held for sale	(1,313)	(45,456)	(6,130)
Balance at end of the year	$3,367,374	$3,070,852	$3,056,695

Accumulated depreciation:
Balance at beginning of year	$311,214	$256,771	$183,437
Depreciation expense	78,395	84,482	85,175
Disposals	(20,022)	(25,131)	(10,415)
Reclassified to assets held for sale	(137)	(4,908)	(1,426)
Balance at end of the year	$369,450	$311,214	$256,771