Form 10-Q
period 2020-03-31
American Finance Trust, Inc
filed 2020-05-07
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
____________________________________________________________________________ ___________________________________________________________________________
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	AFIN	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	AFINP	The Nasdaq Global Select Market
Preferred Stock Purchase Rights		The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2020, the registrant had 108,527,734 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$705,761	$685,889
Buildings, fixtures and improvements	2,739,793	2,681,485
Acquired intangible lease assets	448,642	448,175
Total real estate investments, at cost	3,894,196	3,815,549
Less: accumulated depreciation and amortization	(554,271)	(529,052)
Total real estate investments, net	3,339,925	3,286,497
Cash and cash equivalents	175,745	81,898
Restricted cash	18,192	17,942
Deposits for real estate investments	1,140	85
Deferred costs, net	16,934	17,467
Straight-line rent receivable	49,272	46,976
Operating lease right-of-use assets	18,841	18,959
Prepaid expenses and other assets (including $659 and $503 due from related parties as of March 31, 2020 and December 31, 2019, respectively)	20,142	19,188
Assets held for sale	5,937	1,176
Total assets	$3,646,128	$3,490,188

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,309,513	$1,310,943
Credit facility	483,147	333,147
Below market lease liabilities, net	82,624	84,041
Accounts payable and accrued expenses (including $473 and $1,153 due to related parties as of March 31, 2020 and December 31, 2019, respectively)	53,333	26,817
Operating lease liabilities	19,305	19,318
Deferred rent and other liabilities	8,685	10,392
Dividends payable	3,619	3,300
Total liabilities	1,960,226	1,787,958

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 8,796,000 shares authorized, 7,719,689 and 6,917,230 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	77	69
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 108,475,266 and 108,475,266 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,085	1,085
Additional paid-in capital	2,634,953	2,615,089
Distributions in excess of accumulated earnings	(972,019)	(932,912)
Total stockholders’ equity	1,664,096	1,683,331
Non-controlling interests	21,806	18,899
Total equity	1,685,902	1,702,230
Total liabilities and equity	$3,646,128	$3,490,188
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Revenue from tenants	$74,564	$71,541

Operating expenses:
Asset management fees to related party	6,905	6,038
Property operating expense	12,282	12,836
Impairment of real estate investments	—	823
Acquisition, transaction and other costs	452	854
Equity-based compensation	3,211	3,021
General and administrative	5,328	6,061
Depreciation and amortization	34,335	32,086
Total operating expenses	62,513	61,719
Operating income before gain on sale of real estate investments	12,051	9,822
Gain on sale of real estate investments	1,440	2,873
Operating income	13,491	12,695
Other (expense) income:
Interest expense	(19,106)	(18,440)
Other income	72	2,545
Total other expense, net	(19,034)	(15,895)
Net loss	(5,543)	(3,200)
Net loss attributable to non-controlling interests	9	3
Preferred stock dividends	(3,619)	(30)
Net loss attributable to common stockholders	(9,153)	(3,227)

Other comprehensive loss:
Change in unrealized loss on derivatives	—	(473)
Comprehensive loss attributable to common stockholders	$(9,153)	$(3,700)

Weighted-average shares outstanding — Basic and Diluted	108,364,082	106,076,588
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.08)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	(48)	—	—	(48)	—	(48)
Issuance of Preferred Stock, net	802,459	8	—	—	19,665	—	—	19,673	—	19,673
Equity-based compensation	—	—	—	—	247	—	—	247	2,964	3,211
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(29,831)	(29,831)	—	(29,831)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(3,619)	(3,619)	—	(3,619)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(123)	(123)	(48)	(171)
Net loss	—	—	—	—	—	—	(5,534)	(5,534)	(9)	(5,543)
Balance, March 31, 2020	7,719,689	$77	108,475,266	$1,085	$2,634,953	$—	$(972,019)	$1,664,096	$21,806	$1,685,902

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Preferred Stock, net	1,200,000	12	—	—	28,584	—	—	28,596	—	28,596
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation	—	—	—	—	269	—	—	269	2,752	3,021
Dividends declared on Common Stock, $0.28 per share	—	—	—	—	—	—	(29,207)	(29,207)	—	(29,207)
Dividends declared on Preferred Stock, $0.38 per share	—	—	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(122)	(122)	(47)	(169)
Net loss	—	—	—	—	—	—	(3,197)	(3,197)	(3)	(3,200)
Other comprehensive loss	—	—	—	—	—	(473)	—	(473)	—	(473)
Balance, March 31, 2019	1,200,000	$12	106,211,031	$1,062	$2,441,495	$(1,004)	$(844,773)	$1,596,792	$11,037	$1,607,829

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,543)	$(3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,953	19,168
Amortization of in-place lease assets	12,996	12,600
Amortization of deferred leasing costs	386	318
Amortization (including accelerated write-off) of deferred financing costs	1,581	1,311
Amortization of mortgage discounts (premiums) on borrowings, net	(560)	(794)
Amortization (accretion) of market lease and other intangibles, net	(992)	(1,844)
Equity-based compensation	3,211	3,021
Gain on sale of real estate investments	(1,440)	(2,873)
Impairment of real estate investments	—	823
Payments of prepayment costs on mortgages	80	413
Changes in assets and liabilities:
Straight-line rent receivable	(2,348)	(2,118)
Straight-line rent payable	83	922
Prepaid expenses and other assets	(2,438)	873
Accounts payable and accrued expenses	(182)	(4,314)
Deferred rent and other liabilities	(1,707)	(3,911)
Net cash provided by operating activities	24,080	20,395
Cash flows from investing activities:
Capital expenditures	(3,309)	(547)
Investments in real estate and other assets	(63,429)	(114,312)
Proceeds from sale of real estate investments	2,314	3,122
Deposits	(1,055)	1,877
Net cash used in investing activities	(65,479)	(109,860)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—
Payments on mortgage notes payable	(756)	(639)
Proceeds from credit facility	170,000	108,000
Payments on credit facility	(20,000)	—
Payments of financing costs	(175)	—
Payments of prepayment costs on mortgages	(80)	(413)
Common stock repurchases	—	(274)
Distributions on LTIP Units and Class A Units	(171)	(131)
Dividends paid on common stock	(29,831)	(29,248)
Dividends paid on preferred stock	(3,300)	—
Common stock offering costs	(73)	—
Proceeds from issuance of preferred stock, net	19,882	28,956
Net cash provided by financing activities	135,496	106,251
Net change in cash, cash equivalents and restricted cash	94,097	16,786
Cash, cash equivalents and restricted cash beginning of period	99,840	109,631
Cash, cash equivalents and restricted cash end of period	$193,937	$126,417

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents, end of period	$175,745	$108,042
Restricted cash, end of period	18,192	18,375
Cash, cash equivalents and restricted cash end of period	$193,937	$126,417

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$17,955	$17,905
Cash paid for income taxes	218	200

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$210	$359
Preferred dividend declared	$3,619	$—
Proceeds from real estate sales used to pay off related mortgage notes payable	$1,277	$11,606
Mortgage notes payable released in connection with disposition of real estate	$(1,277)	$(11,606)
Increase in accounts payable related to investments in real estate	$26,518	$—
Investments in real estate	$(26,518)	$—
Accrued capital expenditures	$908	$2,764

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), incorporated on January 22, 2013, is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2013. The Company’s Class A common stock, $0.01 par value per share, is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN.” In addition, the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), is listed on Nasdaq under the symbol “AFINP”.
The Company is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of March 31, 2020, the Company owned 848 properties, comprised of 18.9 million rentable square feet, which were 94.7% leased, including 815 single-tenant net leased commercial properties (777 of which are retail properties) and 33 multi-tenant retail properties.
The Company has no employees. Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. The Company has retained American Finance Advisors, LLC (the “Advisor”) to manage the Company’s affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), and these related parties of the Company receive compensation, fees and expense reimbursements for services related to managing the Company’s business. Lincoln Retail REIT Services, LLC (“Lincoln”) and its affiliates provide services to the Advisor in connection with the Company’s multi-tenant retail properties that are not net leased. The Advisor has informed the Company that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by the Company for services rendered by Lincoln. The Company is not a party to any contract with, and has no obligation to, Lincoln.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

is the primary beneficiary. Except for the OP, as of March 31, 2020 and December 31, 2019, the Company had no interests in entities that were not wholly owned.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has already experienced delays in rent collections in the month of April. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases the Company has executed rent deferral agreements in April 2020. For accounting purposes, in accordance with ASC 842: Leases, normally a Company would be required to assess the modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a Company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC has provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief, (1) As if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize expense during the deferral period or (2) As if the deferred payments are variable lease payments. The Company has elected to use this relief and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants.
In addition to the proactive measures taken on rent collections, the Company has taken additional steps to maximize its flexibility related to its liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with the Company’s plans to acquire additional properties, the Company borrowed an additional $150.0 million, net under its Credit Facility. Additionally, on March 30, 2020, the Company announced a reduction in the Company’s dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year. However, the ultimate impact on the Company’s future results of operations, its liquidity and the ability of its tenants to continue to pay rent will depend on the overall length and severity of the COVID-19 pandemic, which management is unable to predict.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

concluded that the errors noted above were not material to the current period or any historical periods presented and, accordingly, the Company adjusted the amounts on a cumulative basis in the first quarter of 2019.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2020, these leases had an average remaining lease term of 8.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Upon adoption of the new lease accounting standard effective January 1, 2019, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
The following table presents future base rent payments on a cash basis due to the Company for the remainder of 2020 and each of the subsequent five years thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.
As of March 31, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$194,429
2021	252,022
2022	241,267
2023	228,847
2024	210,238
2025	192,550
Thereafter	1,174,917
$2,494,270

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three months ended March 31, 2020 and 2019, approximately $0.2 million and $0.2 million, respectively, in contingent rental income is included in revenue from tenants in the accompanying consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the new leasing standard (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable. In fiscal 2020, this would include consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts.
In accordance with the lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2020 and 2019, such amounts were $1.2 million and $0.9 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See the Purchase Price Allocation section in this Note for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2020 and December 31, 2019, the Company had four and one properties classified as held for sale, respectively, (see Note 3 — Real Estate Investments, Net for additional information).
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance, unless the lease is modified. The Company evaluates new and modified leases (by the Company or by a predecessor lessor/owner) pursuant to ASC 842 where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the three months ended March 31, 2020 or 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also a lessee under certain land leases which are classified as operating leases and will be re-evaluated again upon any subsequent modification. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three month periods ended March 31, 2020 and 2019 were asset acquisitions.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases, as applicable. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
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
Gain on Dispositions of Real Estate Investments
Gains on sales of rental real estate will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years  for land improvements, 5 years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Effective at the listing of the Company’s Class A common stock on Nasdaq (the “Listing”) on July 19, 2018 (the “Listing Date”), the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards are market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their measurement date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
For additional information on the original terms, a March 2019 modification of the 2018 OPP and accounting for these awards, see Note 12 — Equity-Based Compensation.
Accounting for Leases
Lessor Accounting
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
At transition to the new lease accounting rules on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 9 — Commitments and Contingencies.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Recently Issued Accounting Pronouncements
Adopted as of January 1, 2020:
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

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019
Real estate investments, at cost:
Land	$22,272	$21,257
Buildings, fixtures and improvements	59,124	74,788
Total tangible assets	81,396	96,045
Acquired intangible assets and liabilities: (1)
In-place leases	8,950	18,182
Above-market lease assets	—	374
Below-market lease liabilities	(400)	(289)
Total intangible assets, net	8,550	18,267
Consideration paid for acquired real estate investments, net of liabilities assumed (2)	$89,946	$114,312
Number of properties purchased	31	64

________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the three months ended March 31, 2020 were 17.4 years and 11.3 years, respectively, as of each property’s respective acquisition date.

(2)
For the three months ended March 31, 2020, consideration for acquisition of certain properties that closed on March 31, 2020 in the amount of $26.5 million was paid on April 1, 2020. The acquisition and the related payable are included on the consolidated balance sheets as of March 31, 2020.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table presents amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
In-place leases, included in depreciation and amortization	$12,996	$12,600

Above-market lease intangibles	$(764)	$(868)
Below-market lease liabilities	1,768	2,729
Total included in revenue from tenants	$1,004	$1,861

Below-market ground lease asset (1)	$8	$18
Above-market ground lease liability (1)	(1)	(1)
Total included in property operating expenses	$7	$17
______
(1) In accordance with lease accounting rules effective January 1, 2019, intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheet and the amortization expense of such balances is included in property operating expenses on the consolidated statement of operations and comprehensive loss.
The following table provides the projected amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place leases, to be included in depreciation and amortization	$28,945	$35,147	$31,200	$28,811	$26,193

Above-market lease intangibles	$1,893	$2,283	$1,914	$1,666	$1,529
Below-market lease liabilities	(5,105)	(6,319)	(5,958)	(5,796)	(5,582)
Total to be included in revenue from tenants	$(3,212)	$(4,036)	$(4,044)	$(4,130)	$(4,053)

Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, for those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see Impairment Charges section below.
As of March 31, 2020 and December 31, 2019, there were four and one properties, respectively, classified as held for sale. During the three months ended March 31, 2020, the Company sold the one property that was classified as held for sale as of December 31, 2019. The Company also classified four additional properties as held for sale during the three months ended March 31, 2020. The disposal of these properties does not represent a strategic shift. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Real estate investments held for sale, at cost:
Land	$1,995	$563
Buildings, fixtures and improvements	4,817	750
Acquired lease intangible assets	—	—
Total real estate assets held for sale, at cost	6,812	1,313
Less accumulated depreciation and amortization	(875)	(137)
Total real estate investments held for sale, net	5,937	1,176
Impairment charges related to properties reclassified as held for sale (1)	—	—
Assets held for sale	$5,937	$1,176
Number of properties	4	1
_____
(1) Impairment charges are recorded in the period in which an asset is reclassified to held for sale.
Real Estate Sales
During the three months ended March 31, 2020, the Company sold two properties leased to Truist Bank (formerly known as SunTrust Bank, “Truist Bank”), for an aggregate contract price of $3.8 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $1.4 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.
During the three months ended March 31, 2019, the Company sold eight properties, including seven leased to Truist Bank, for an aggregate contract price of $15.1 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $2.9 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. As of March 31, 2020 and December 31, 2019, the Company owned one held for use single-tenant net lease property leased to Truist Bank, which had a lease term that expired on December 31, 2017 and was vacant. For held for use properties, the Company reconsiders the projected cash flows due to various performance indicators and where appropriate and the Company evaluates the impact on its ability to recover the carrying value of such properties based on the expected cash flows over the intended holding period. See Impairment Charges below for discussion of specific charges taken.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

For some of the held for use properties, the Company had executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties, however, these did not meet the criteria for held for sale treatment at March 31, 2020. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee the sales of these properties will close under these terms or at all.
Impairment Charges
The Company did not record any impairment charges for the three months ended March 31, 2020. The Company recorded total impairment charges of $0.8 million for the three months ended March 31, 2019. This amount is comprised of impairment charges of $0.1 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.7 million, which was recorded on one held for use property leased to Truist Bank.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2020 and December 31, 2019 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2020	December 31, 2019	March 31, 2020		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes	95	$119,992	$120,294	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes	106	121,000	121,000	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	201	240,992	241,294

SAAB Sensis I	1	6,550	6,660	5.93%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	17	10,860	10,860	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	76	60,952	62,228	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	12	6,626	6,626	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	5.16%		Fixed	Jul. 2026	Jan. 2021
Stop & Shop	4	45,000	45,000	3.49%		Fixed	Jan. 2030	Jan. 2030
Mortgage Loan I (1)	244	497,150	497,150	4.36%		Fixed	Sep. 2020	Sep. 2020
Shops at Shelby Crossing	1	22,024	22,139	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek (1)	1	38,918	39,147	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	615	1,321,422	1,323,454	4.55%	(2)
Deferred financing costs, net of accumulated amortization (3)		(14,401)	(15,564)
Mortgage premiums and discounts, net (4)		2,492	3,053
Mortgage notes payable, net		$1,309,513	$1,310,943
__________

(1)
During the current quarter ended March 31, 2020, the Company had entered into a non-binding term sheet with certain potential lenders contemplating a potential refinancing of these loans with a new $700 million securitized loan with a term of 10 years that would be secured by 373 single-tenant net leased properties that are currently unencumbered, currently serving as collateral under these loans or are part of the borrowing base under our Credit Facility.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2020.

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company had pledged $2.5 billion and $2.5 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2020 and December 31, 2019, $1.3 billion and $1.2 billion, respectively, in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility with $122.3 million and $78.5 million, respectively, of real estate investments, at cost unencumbered and not part of the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to March 31, 2020 and thereafter:

(In thousands)	Future Principal Payments
2020 (remainder)	$537,656
2021	205,605
2022	2,311
2023	2,643
2024	22,287
2025	5,770
Thereafter	545,150
$1,321,422

The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2020, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
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
As of March 31, 2020, the collateral pool for the Net Lease Mortgage Notes is comprised of 201 of the Company’s double- and triple-net leased single tenant properties that were transferred to subsidiaries of the Company that issued the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties then in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. At closing, the Company repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under the Credit Facility. The Company removed 153 of its properties from the borrowing base under the Credit Facility to serve as part of the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

collateral pool for the Net Lease Mortgage Notes in connection with this repayment and added ten properties acquired in 2019 to the collateral pool securing the Net Lease Mortgage Notes.
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
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into a $415.0 million revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Bank, as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2020, as discussed above, the Company had already increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of March 31, 2020, the Company had a total borrowing capacity under the Credit Facility of $522.4 million based on the value of the borrowing base under the Credit Facility. Of this amount, $483.1 million was outstanding under the Credit Facility as of March 31, 2020 and $39.3 million remained available for future borrowings. In addition, in accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility requires payments of interest only. The maturity date of the Credit Facility is April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. As of March 31, 2020 and December 31, 2019, the weighted-average interest rate under the Credit Facility was 3.41% and 3.80%, respectively.
It is anticipated that LIBOR will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. As of March 31, 2020, the Company was in compliance with the operating and financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Pursuant to the Credit Facility, the Company is not permitted to pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. On November 9, 2019, the Company entered into an amendment to the Credit Facility (the “November Amendment”) which permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. As of March 31, 2020 and December 31, 2019, the Company satisfied these requirements. The Company was therefore able to rely on this exception for the applicable periods ended on March 31, 2020 and December 31, 2019. The Company also expects to rely on this exception in future periods.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company did not have any financial instruments measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
Real Estate Investments measured at fair value on a non-recurring basis
Real Estate Investments - Held for Sale

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of March 31, 2020 and December 31, 2019. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for use as of March 31, 2020 and December 31, 2019. The carrying value of impaired real estate investments held for use on the consolidated balance sheet represents their estimated fair value. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature. As of March 31, 2020, the fair value of advances to the Company under the Credit Facility was $478.7 million due to the widening of the credit spreads during the current period. These advances had a carrying value of $483.1 million as of March 31, 2020. As of December 31, 2019, the $333.1 million carrying value of advances under the Credit Facility approximated their fair value. The fair value of the Company’s mortgage notes payable as of March 31, 2020 and December 31, 2019 were $1.3 billion and $1.4 billion, respectively, compared to carrying value of $1.3 billion for both periods presented. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The Company did not have any derivative instruments outstanding as of March 31, 2020 due to the termination of its interest rate swaps after the repayment of certain mortgages during the year ended December 31, 2019.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily has used and may use in the future, interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. As of March 31, 2020 and December 31, 2019 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk. During the portion of 2019 when the Company had derivatives, they were used to hedge the variable cash flows associated with variable-rate debt but these derivatives were terminated in connection with a debt repayment in the second quarter of 2019.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amount of loss recognized in AOCI on interest rate derivatives	$—	$(493)
Amount of loss reclassified from AOCI into income as interest expense	$—	$(20)
Total amount of interest expense presented in the consolidated income statements	$19,106	$18,440

Non-Designated Hedges
As of March 31, 2020 and 2019, the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships, and therefore no gain or loss was recorded in the three months ended March 31, 2020 and 2019.
Offsetting Derivatives
The Company did not have any derivatives outstanding as of March 31, 2020 or December 31, 2019.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 108.5 million shares of Class A common stock outstanding representing all shares of common stock outstanding.
Since the Listing and through March 31, 2020, the Company paid dividends on its Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020 the Company’s board of directors approved a reduction in the Company’s annualized dividend to $0.85 per share, or $0.0708333 per share, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with the Company’s April 1 dividend declaration (see Note 14 — Subsequent Events for additional information). The Company declares dividends based on monthly record dates and will generally pay dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Dividend payments are dependent on the availability of funds. The Company’s board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividends payments are not assured.
Authorized Repurchase Program
Effective at the Listing, the Company’s board of directors authorized a share repurchase program of up to $200.0 million of Class A common stock that the Company may implement from time to time through open market repurchases or in privately negotiated transactions based on the Company’s board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. The Company will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by the Company’s board of directors prior to any such repurchase. As of March 31, 2020, the total of the Company’s remaining availability for future borrowings and cash and cash equivalents was $215.0 million. In accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. Accordingly, if the Company decided to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any purchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
Distribution Reinvestment Plan
Effective on the Listing Date, an amendment and restatement of the then effective distribution reinvestment plan approved by the Company’s board of directors became effective (the “DRIP”). The DRIP allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee.
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended March 31, 2020 and 2019 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company did not sell any shares under the Class A Common Stock ATM Program during the three months ended March 31, 2020.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 8,796,000 as authorized shares of its Series A Preferred Stock as of March 31, 2020 and December 31, 2019. The Company had 7,719,689 and 6,917,230 shares of Series A Preferred Stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.
Underwritten Offerings — Series A Preferred Stock
On March 26, 2019, the Company completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by the Company during the three months ended March 31, 2019. The Company did not underwrite any offerings to sell Series A Preferred Stock during the three months ended March 31, 2020.
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million which was subsequently increased to $100.0 million in October 4, 2019. During the quarter ended March 31, 2020, the Company sold 802,459 shares under the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, after commissions paid of approximately $0.3 million.
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for eight of its properties. The ground leases have lease durations, including assumed renewals, ranging from 17.8 years to 44.6 years as of March 31, 2020. As of March 31, 2020, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.8 million and $19.3 million, respectively. In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of this rate required significant judgment.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 28.7 years and a weighted-average discount rate of 7.5% as of March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company paid cash of $0.4 million and $0.4 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $1.3 million on a straight-line basis in accordance with lease accounting rules, which in the three months ended March 31, 2019, included an out-of-period adjustment of $0.9 million (see Note 2 — Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the three months ended March 31, 2020.
The following table reflects the base cash rental payments due from the Company as of March 31, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$1,146
2021	1,536
2022	1,553
2023	1,554
2024	1,565
Thereafter	46,007
Total lease payments	53,361
Less: Effects of discounting	(34,056)
Total present value of lease payments	$19,305

Litigation and Regulatory Matters
On January 13, 2017, four affiliated stockholders of American Realty Capital — Retail Centers of America, Inc. (“RCA”) filed in the United States District Court for the District of Maryland a putative class action lawsuit against RCA, the Company, Edward M. Weil, Jr., Leslie D. Michelson, Edward G. Rendell (Weil, Michelson and Rendell, the “Director Defendants”), and AR Global, alleging violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by RCA and the Director Defendants, violations of Section 20(a) of the Exchange Act by AR Global and the Director Defendants, breaches of fiduciary duty by the Director Defendants, and aiding and abetting breaches of fiduciary duty by AR Global and the Company in connection with the negotiation of and proxy solicitation for a shareholder vote on what was at the time the proposed merger with American Realty Capital - Retail Centers of America, Inc (the “Merger”) and an amendment to RCA’s charter. On March 11, 2019, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the district court dismissing the complaint.
On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2020 or 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has appealed that order. Appellate briefing is complete and oral argument took place on April 23, 2020. On May 5, 2020, the United States Court of Appeals for the Second Circuit affirmed the lower court’s dismissal of the complaint.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

of New York. Following the federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. Briefing on this motion is complete and a hearing is scheduled for May 17, 2020.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three months ended March 31, 2020 and 2019, the Company incurred legal costs related to the above litigation of approximately $0.3 million and $0.3 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the three months ended March 31, 2020 and 2019, reimbursements of $9,176 and $1.8 million, respectively, were received and recorded in other income in the consolidated statements of operations. The Company may receive additional reimbursements in the future.
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
On September 6, 2016, the Company entered into an amendment and restatement of the Second A&R Advisory Agreement (the “Third A&R Advisory Agreement”), which became effective on February 16, 2017. The Third A&R Advisory Agreement grants the Company the right to internalize the services provided under the Third A&R Advisory Agreement (“Internalization”) and to terminate the Third A&R Advisory Agreement pursuant to a notice received by the Advisor as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor an Internalization fee equal to (1) $15.0 million plus (2) either (x) if the Internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5 or (y) if the Internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (3) 1.0% multiplied by (x) the purchase price of properties or other investments acquired after the end of the fiscal quarter in which the notice of Internalization is received by the Advisor and prior to the Internalization and (y) without duplication, the cumulative net proceeds of any equity raised by the Company during the period following the end of the fiscal quarter in which notice is received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee (including both the fixed and variable portion thereof) plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of Class A common stock subject to certain conditions.
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
March 31, 2020
(Unaudited)

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
2020 Advisory Agreement Amendment
On March 30, 2020, the Company entered into Amendment No.3 to the Third A&R Advisory Agreement (“Amendment No. 3”), by and among the OP and the Advisor. Amendment No.3 revised the section of the Third A&R Advisory Agreement to temporarily lower the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the Variable Management Fee (as defined in the Advisory Agreement). For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below.
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including insourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2019. The Company incurred $64,000 and $91,000 of acquisition expenses and related cost reimbursements for the three months ended March 31, 2020 and 2019, respectively.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee is; (i) $22.5 million annually for the period from February 17, 2018 until February 16, 2019; and (ii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Third A&R Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020 and 2019. The Company incurred $6.9 million and $6.0 million in base management fees (including both the fixed and variable portion) during the three months ended March 31, 2020 and 2019, respectively.
In addition, the Company is required to pay the Advisor a variable management fee. For the quarter ended March 31, 2020 and the year ended December 31, 2019, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.275 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.3125 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. The definition of Adjusted Outstanding Shares (as defined in the Third A&R Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Third A&R Advisory Agreement, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds will be reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. The Company believes that the revised thresholds provide an appropriate incentive to the Advisor as the Company works to minimize the adverse impact on its business resulting from the COVID-19 pandemic. The Advisor and the independent directors on the Company’s board of directors have agreed to reassess the threshold levels for 2021 after 2020 and potentially further amend the Advisory Agreement, after taking into account the economic impact of the COVID-19 pandemic on the Company.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any variable management fees during the three months ended March 31, 2020 or 2019.
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
The Multi-Tenant Property Management Agreement entitles the Property Manager to a management fee equal to 4.0% of the gross rental receipts from the multi-tenant properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15.0% administrative charge for common area expenses.
In addition, the Property Manager is entitled to transition fees of up to $2,500 for each multi-tenant property managed, a construction fee equal to 6.0% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the multi-tenant properties.
Pursuant to the Multi-Tenant Leasing Agreement, the Company may, under certain circumstances and subject to certain conditions, pay the Property Manager a leasing fee for services in leasing multi-tenant properties to third parties.
The Company’s double- and triple-net leased single- tenant properties are managed by the Property Manager pursuant to the Net Lease Property Management Agreement, which permits the Property Manager to subcontract its duties to third parties and provides that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager. In December 2019, in connection with the Stop&Shop Loan, the Company entered into a property management and leasing agreement with the Property Manager with respect to the four properties securing the Stop & Shop Loan, the substantive terms of which are substantially identical to the terms of the Net Lease Property Management Agreement, except that it limits the fees payable to the Property Manager and any subcontractor to 3.0% of operating income in the event that the Property Manager subcontracts its duties under the agreement.
The current term of each of the Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement ends on October 1, 2020, with automatic renewals for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause.
Property Management and Services Agreement - Net Lease Mortgage Notes

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Pursuant to the ABS Property Management Agreement, subsidiaries of the Company are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes, except for specially serviced properties. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, including among other things, reasonable allocation of salaries and wages, benefits and overhead of employees of the Advisor or its affiliates, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. The reimbursement includes reasonable overhead expenses, including the reimbursement of an allocated portion of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s arrangements with Lincoln.
During the three months ended March 31, 2020 and 2019, the Company incurred $2.3 million and $2.7 million, respectively, of reimbursement expenses due to the Advisor providing administrative services, which is included in included in Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations and comprehensive loss.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
During the three months ended March 31, 2020 and 2019, the Company incurred a total amount of $1.9 million and $1.8 million, respectively, of reimbursement expenses due to the Advisor for salaries, wages and benefits that were subject to the Capped Reimbursement Amount.
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

	Three Months Ended March 31,		Payable (Receivable) as of
(In thousands)	2020	2019	March 31, 2020		December 31, 2019
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$64	$91	$64		$53
Ongoing fees:
Asset management fees to related party	6,905	6,038	20		9
Property management and leasing fees (2)	1,470	2,690	389		1,153
Professional fees and other reimbursements (3)	2,704	2,870	(659)	(4)	(565)	(4)
Total related party operating fees and reimbursements	$11,143	$11,689	$(186)		$650
______
(1) Amounts for the three months ended March 31, 2020 and 2019 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts for the three months ended March 31, 2020 and 2019 are included in property operating expenses in the consolidated statements of operations and comprehensive loss.
(3) Amounts for the three months ended March 31, 2020 and 2019 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors and officers insurance.
(4) Balance as of December 31, 2019 includes a receivable of $0.7 million from the Advisor previously recorded in the fourth quarter of 2018, which pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020. The first payment was received during the three months ended March 31, 2020 with a receivable of $0.5 million remaining as of March 31, 2020,
Note 11 — Economic Dependency
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
Note 12 — Equity-Based Compensation
Equity Plans
2018 Equity Plan

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
The 2018 Equity Plan succeeded and replaced the existing employee and director restricted share plan (the “RSP”). Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, will remain outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan permits awards of restricted shares, restricted stock units ( “RSUs”), options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, commencing on the Listing Date. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the 2018 Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 Equity Plan.
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
The following table reflects the activity of restricted shares for the three months ended March 31, 2020:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2019	111,421	$14.52
Granted	—	—
Vested	(496)	24.17
Forfeited	—	—
Unvested, March 31, 2020	110,925	$14.48

As of March 31, 2020, the Company had $0.8 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 1.2 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss.
Restricted Stock Units

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended March 31, 2020 or 2019.
Multi-Year Outperformance Agreement
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date (the “Initial Share Price”). The Effective Date was the grant date for accounting purposes. In accordance with accounting rules, the total fair value of the LTIP Units of $32.0 million was calculated and fixed as of the grant date, and will be recorded over the requisite service period of three years. In March 2019, the Company entered into an amendment to the 2018 OPP to reflect a change in the peer group resulting from the merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through August 30, 2021.
During the three months ended March 31, 2020 and 2019, the Company recorded equity-based compensation expense related to the LTIP Units of $3.0 million and $2.8 million, respectively, which is recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2020, the Company had $15.4 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 1.3 years.
LTIP Units represent the maximum number of LTIP Units that may be earned by the Advisor during a performance period commencing on July 19, 2018 and ending on the earliest of (i) July 19, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company (the “Performance Period”).
Half of the LTIP Units (the “Absolute TSR LTIPs Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

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
March 31, 2020
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
The Advisor, as the holder of the LTIP Units, is entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. For the three months ended March 31, 2020 and 2019, the Company paid distributions on the LTIP Units of $0.1 million which is recorded in the unaudited consolidated statement of changes in equity. If any LTIP Units are earned, the holder will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions paid on the Class A Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit is economically equivalent to the average capital account balance of a Class A Unit, the LTIP Unit has been earned and it has been vested for 30 days, the Advisor, as the holder of the earned LTIP Unit in its sole discretion, will, in accordance with the Second A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
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
Director Compensation
Under the current director compensation program, on a regular basis, each independent director receives an annual cash retainer of $60,000 and, in connection with each of the Company’s annual meetings of stockholders, a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2020 and 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 13 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Net loss attributable to common stockholders - Basic and Diluted	$(9,153)	$(3,227)

Weighted-average shares outstanding — Basic and Diluted	108,364,082	106,076,588

Net loss per share attributable to common stockholders — Basic and Diluted	$(0.08)	$(0.03)

Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three months ended March 31, 2020 and 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period, unless the effect is antidilutive. There was no impact from any of the Company’s potentially dilutive securities during the three months ended March 31, 2020 or 2019 due to net losses in both periods.
The Company had the following restricted shares, Class A Units, and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Unvested restricted shares (1)	111,172	135,990
Class A Units (2)	172,921	172,921
LTIP Units (3)	4,496,796	4,496,796
Total	4,780,889	4,805,707

_______

(1)
Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 100,925 and 135,735 unvested restricted shares outstanding as of March 31, 2020 and 2019, respectively.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of March 31, 2020 and 2019.

(3)	Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of March 31, 2020 and 2019.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
Subsequent to March 31, 2020, the Company acquired one property with a contract purchase price of $6.9 million, excluding acquisition related costs.
Dispositions
Subsequent to March 31, 2020, the Company sold two properties with an aggregate contract sale price of approximately $5.6 million.
Common Stock Dividend Change and Declaration
In March, 2020 the Company’s board of directors approved a reduction in the Company’s annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. On April 1, 2020, the Company declared a monthly dividend of $0.0708333 (based on the annualized rate of $0.85 per

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

share) for the month of April, May, and June, respectively, on each share of Class A common stock payable on April 15, 2020, May 15, 2020 and June 15, 2020, respectively, to holders of record of shares of Class A common stock at the close of business on April 13, 2020, May 8, 2020 and June 8, 2020, respectively.
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a short-term stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company has adopted the Plan at this time due to the substantial volatility in the trading of the Company’s Class A common stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. Similar to plans adopted recently by other publicly held companies, the Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Class A common stock. The Plan expires on April 12, 2021 unless the Plan is amended or the Rights are earlier exercised, exchanged or redeemed.

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

•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.

•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States of America (“U.S.”) from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

•	Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our Series A Preferred Stock, Class A common stock and our cash available for dividends.

Overview
We were incorporated on January 22, 2013, as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Our Class A common stock, $0.01 par value per share, is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN.” In addition, our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), is listed on Nasdaq under the symbol “AFINP.”
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of March 31, 2020, we owned 848 properties, comprised of 18.9 million rentable square feet, which were 95% leased, including 815 single-tenant, net leased commercial properties (777 of which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of March 31, 2020, the total single-tenant properties comprised 68% of our total portfolio and were 58% leased to service retail tenants, and the total multi-tenant properties comprised 32% of our total portfolio and were 49% leased to experiential retail tenants, defined as tenants in the restaurants, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. We have no employees. Pursuant to our advisory agreement with the Advisor, we have retained the “Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are under common control with AR Global, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19 affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:

•
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).

•
There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of March 31, 2020, our portfolio had a high occupancy level of 94.7%, the weighted average remaining term of our leases was 8.9 years (based on annualized straight-line rent) and only 10% of our leases expiring were in the next two years (based on annualized straight line rent).

•
Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. We have a $497.2 million mortgage repayment due in September 2020 and a $38.9 million mortgage repayment due in December 2020. We have signed a non-binding term sheet with certain potential lenders contemplating a potential refinancing of these loans with a new $700.0 million securitized loan with a term of 10 years that would be secured by 373 single-tenant net leased properties. We do not have any other significant debt principal repayments due in 2020.

•
The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.

•
The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our Credit Facility and the amount available for future borrowings thereunder.

•
The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.

For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the first quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 79% of April’s cash rent due across our entire portfolio, including approximately 97% from our top 20 tenants (based on the total of April’s cash rent due across our portfolio). The table below presents additional information on our April cash rent collection status and is based on available information as of April 30, 2020. The information below may not be indicative of any future period. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present:

April Cash Rent Status	Single-Tenant	Multi-Tenant	Total Portfolio
April cash rent paid (1)	92%	52%	79%
Deferral in negotiation (2)	4%	42%	16%
Approved deferral agreements (3)	4%	5%	4%
Other (4)	—%	1%	1%
	100%	100%	100%
____________
(1) Includes both cash rent paid in full and in part pursuant to rent deferral agreements or otherwise.
(2) There can be no assurance that these negotiations will be successful and will lead to formal rent deferral agreements on favorable terms, or at all.
(3) Consists of executed deferral agreements and approved deferral agreements where we and the tenant have agreed to certain rent deferral terms and conditions. The typical rent deferral agreement provides that payment of approximately [30]% of the cash rent due each month for April, May and June of 2020 is deferred until the first half of 2021. We retain all our rights and remedies upon default under the lease, including the right to accelerate the unpaid portion of deferred amounts if those amounts are not repaid in accordance with the rent deferral agreements. The tenant is not entitled to any reduction or return of any security deposit until the deferred amounts have been repaid.
(4) In general, this represents tenants that have paid partial April cash rent but where we have not agreed to, or commenced negotiations regarding, any formal deferral arrangements. We expect to collect the remainder of these amounts. There can be no assurance we will be successful in these efforts on a timely basis, or at all.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In March 2020, consistent with our plans to acquire additional properties, we borrowed an additional $150.0 million net under our Credit Facility. Additionally, on March 30, 2020, we announced a reduction in our dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2019 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we own at March 31, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	8.1	100.0%
Walgreens I	Jul 2013	1	11	17.5	100.0%
Dollar General II	Jul 2013	2	18	8.2	100.0%
AutoZone I	Jul 2013	1	8	7.3	100.0%
Dollar General III	Jul 2013	5	46	8.1	100.0%
BSFS I	Jul 2013	1	9	3.8	100.0%
Dollar General IV	Jul 2013	2	18	5.9	100.0%
Tractor Supply I	Aug 2013	1	19	7.7	100.0%
Dollar General V	Aug 2013	1	12	7.8	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	6.9	100.0%
Family Dollar I	Aug 2013	1	8	1.2	100.0%
Lowe's I	Aug 2013	5	671	9.1	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	10.3	100.0%
Food Lion I	Aug 2013	1	45	9.6	100.0%
Family Dollar II	Aug 2013	1	8	3.2	100.0%
Walgreens II	Aug 2013	1	14	13.0	100.0%
Dollar General VI	Aug 2013	1	9	5.9	100.0%
Dollar General VII	Aug 2013	1	9	8.0	100.0%
Family Dollar III	Aug 2013	1	8	2.5	100.0%
Chili's I	Aug 2013	2	13	5.7	100.0%
CVS I	Aug 2013	1	10	5.8	100.0%
Joe's Crab Shack I	Aug 2013	1	8	7.0	100.0%
Dollar General VIII	Sep 2013	1	9	8.3	100.0%
Tire Kingdom I	Sep 2013	1	7	5.0	100.0%
AutoZone II	Sep 2013	1	7	3.2	100.0%
Family Dollar IV	Sep 2013	1	8	3.2	100.0%
Fresenius I	Sep 2013	1	6	5.3	100.0%
Dollar General IX	Sep 2013	1	9	5.1	100.0%
Advance Auto I	Sep 2013	1	11	3.2	100.0%
Walgreens III	Sep 2013	1	15	6.0	100.0%
Walgreens IV	Sep 2013	1	14	4.5	100.0%
CVS II	Sep 2013	1	16	16.8	100.0%
Arby's I	Sep 2013	1	3	8.3	100.0%
Dollar General X	Sep 2013	1	9	8.0	100.0%
AmeriCold I	Sep 2013	9	1,407	7.5	100.0%
Home Depot I	Sep 2013	2	1,315	6.8	100.0%
New Breed Logistics I	Sep 2013	1	390	1.6	100.0%
Truist Bank I	Sep 2013	19	96	8.1	100.0%
National Tire & Battery I	Sep 2013	1	11	3.7	100.0%
Circle K I	Sep 2013	19	55	8.6	100.0%
Walgreens V	Sep 2013	1	14	7.4	100.0%
Walgreens VI	Sep 2013	1	15	9.1	100.0%
FedEx Ground I	Sep 2013	1	22	3.2	100.0%
Walgreens VII	Sep 2013	8	113	9.3	100.0%
O'Charley's I	Sep 2013	20	134	11.6	100.0%
Krystal I	Sep 2013	6	13	9.5	83.6%
1st Constitution Bancorp I	Sep 2013	1	3	3.8	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
American Tire Distributors I	Sep 2013	1	125	3.8	100.0%
Tractor Supply II	Oct 2013	1	23	3.5	100.0%
United Healthcare I	Oct 2013	1	400	1.2	100.0%
National Tire & Battery II	Oct 2013	1	7	12.2	100.0%
Tractor Supply III	Oct 2013	1	19	8.1	100.0%
Verizon Wireless	Oct 2013	1	4	9.5	100.0%
Dollar General XI	Oct 2013	1	9	7.1	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	3.0	100.0%
Amazon I	Oct 2013	1	79	3.3	100.0%
Fresenius II	Oct 2013	2	16	7.4	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	8.7	100.0%
Dollar General XIII	Nov 2013	1	9	6.0	100.0%
Advance Auto II	Nov 2013	2	14	3.1	100.0%
FedEx Ground II	Nov 2013	1	49	3.3	100.0%
Burger King I	Nov 2013	41	169	13.7	100.0%
Dollar General XIV	Nov 2013	3	27	8.2	100.0%
Dollar General XV	Nov 2013	1	9	8.6	100.0%
FedEx Ground III	Nov 2013	1	24	3.4	100.0%
Dollar General XVI	Nov 2013	1	9	5.7	100.0%
Family Dollar V	Nov 2013	1	8	3.0	100.0%
CVS III	Dec 2013	1	11	3.8	100.0%
Mattress Firm III	Dec 2013	1	5	8.3	100.0%
Arby's II	Dec 2013	1	4	8.1	100.0%
Family Dollar VI	Dec 2013	2	17	3.8	100.0%
SAAB Sensis I	Dec 2013	1	91	5.0	100.0%
Citizens Bank I	Dec 2013	9	31	3.8	100.0%
Truist Bank II	Jan 2014	17	85	8.7	100.0%
Mattress Firm IV	Jan 2014	1	5	4.4	100.0%
FedEx Ground IV	Jan 2014	1	59	3.2	100.0%
Mattress Firm V	Jan 2014	1	6	3.6	100.0%
Family Dollar VII	Feb 2014	1	8	4.3	100.0%
Aaron's I	Feb 2014	1	8	3.4	100.0%
AutoZone III	Feb 2014	1	7	3.0	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	2.2	100.0%
Advance Auto III	Feb 2014	1	6	4.4	100.0%
Family Dollar VIII	Mar 2014	3	25	3.3	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	8.0	100.0%
Truist Bank III [2]	Mar 2014	75	366	9.7	98.7%
Truist Bank IV	Mar 2014	11	64	9.4	100.0%
Draper Aden Associates	Mar 2014	1	78	10.5	56.0%
Church of Jesus Christ	Mar 2014	1	3	3.5	100.0%
Dollar General XVIII	Mar 2014	1	9	8.0	100.0%
Sanofi US I	Mar 2014	1	737	12.8	100.0%
Family Dollar IX	Apr 2014	1	8	4.0	100.0%
Stop & Shop I	May 2014	7	492	6.8	100.0%
Bi-Lo I	May 2014	1	56	5.8	100.0%
Dollar General XIX	May 2014	1	12	8.4	100.0%
Dollar General XX	May 2014	5	49	7.1	100.0%
Dollar General XXI	May 2014	1	9	8.4	100.0%
Dollar General XXII	May 2014	1	11	7.1	100.0%
FedEx Ground V	Feb 2016	1	46	5.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VI	Feb 2016	1	121	5.4	100.0%
FedEx Ground VII	Feb 2016	1	42	5.5	100.0%
FedEx Ground VIII	Feb 2016	1	79	5.6	100.0%
Liberty Crossing	Feb 2017	1	106	3.5	90.9%
San Pedro Crossing	Feb 2017	1	202	4.4	90.0%
Tiffany Springs MarketCenter	Feb 2017	1	265	5.4	86.9%
The Streets of West Chester	Feb 2017	1	237	10.0	93.8%
Prairie Towne Center	Feb 2017	1	264	8.2	96.5%
Southway Shopping Center	Feb 2017	1	182	3.6	87.9%
Stirling Slidell Centre	Feb 2017	1	134	2.6	48.5%
Northwoods Marketplace	Feb 2017	1	236	4.2	97.7%
Centennial Plaza	Feb 2017	1	234	3.6	78.6%
Northlake Commons	Feb 2017	1	109	2.6	86.6%
Shops at Shelby Crossing	Feb 2017	1	236	3.7	86.9%
Shoppes of West Melbourne	Feb 2017	1	144	2.4	95.4%
The Centrum	Feb 2017	1	271	4.0	60.7%
Shoppes at Wyomissing	Feb 2017	1	103	3.0	78.0%
Southroads Shopping Center	Feb 2017	1	438	4.0	73.3%
Parkside Shopping Center	Feb 2017	1	183	3.8	89.8%
Colonial Landing	Feb 2017	1	264	5.9	93.6%
The Shops at West End	Feb 2017	1	382	6.9	72.3%
Township Marketplace	Feb 2017	1	299	3.4	82.9%
Cross Pointe Centre	Feb 2017	1	226	9.1	100.0%
Towne Centre Plaza	Feb 2017	1	94	3.1	100.0%
Village at Quail Springs	Feb 2017	1	100	7.2	100.0%
Pine Ridge Plaza	Feb 2017	1	239	3.4	97.5%
Bison Hollow	Feb 2017	1	135	4.6	100.0%
Jefferson Commons	Feb 2017	1	206	6.8	98.7%
Northpark Center	Feb 2017	1	318	5.6	97.2%
Anderson Station	Feb 2017	1	244	3.4	94.9%
Patton Creek	Feb 2017	1	491	3.2	85.6%
North Lakeland Plaza	Feb 2017	1	171	2.6	100.0%
Riverbend Marketplace	Feb 2017	1	143	4.3	89.4%
Montecito Crossing	Feb 2017	1	180	4.1	73.6%
Best on the Boulevard	Feb 2017	1	205	3.4	88.5%
Shops at RiverGate South	Feb 2017	1	141	5.6	100.0%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	9.4	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	4.8	100.0%
Bob Evans I	Apr 2017	23	117	17.1	100.0%
FedEx Ground IX	May 2017	1	54	6.2	100.0%
Chili's II	May 2017	1	6	7.6	100.0%
Sonic Drive In I	Jun 2017	2	3	12.3	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	9.4	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	9.6	100.0%
FedEx Ground X	Jul 2017	1	142	7.3	100.0%
Chili's III	Aug 2017	1	6	7.6	100.0%
FedEx Ground XI	Sep 2017	1	29	7.3	100.0%
Hardee's I	Sep 2017	4	13	17.5	45.9%
Tractor Supply IV	Oct 2017	2	51	6.6	100.0%
Circle K II	Nov 2017	6	20	17.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Sonic Drive In II	Nov 2017	20	31	17.7	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	10.3	100.0%
Sonny's BBQ I	Jan 2018	3	19	13.8	100.0%
Mountain Express I	Jan 2018	9	30	17.8	100.0%
Kum & Go I	Feb 2018	1	5	8.2	100.0%
DaVita I	Feb 2018	2	13	5.9	100.0%
White Oak I	Mar 2018	9	22	18	100.0%
Mountain Express II	Jun 2018	15	59	18.1	100.0%
Dialysis I	Jul 2018	7	65	8.1	100.0%
Children of America I	Aug 2018	2	33	13.4	79.7%
Burger King II	Aug 2018	1	3	13.4	100.0%
White Oak II	Aug 2018	9	18	17.6	100.0%
Bob Evans II	Aug 2018	22	112	17.1	100.0%
Mountain Express III	Sep 2018	14	47	18.3	100.0%
Taco John's	Sep 2018	7	15	13.6	100.0%
White Oak III	Oct 2018	1	4	18.6	100.0%
DaVita II	Oct 2018	1	10	7.5	100.0%
Pizza Hut I	Oct 2018	9	23	13.6	100.0%
Little Caesars I	Dec 2018	11	19	18.8	100.0%
Caliber Collision I	Dec 2018	3	48	12.0	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	11.4	100.0%
Fresenius III	Jan 2019	6	44	7.2	100.0%
Pizza Hut II	Jan 2019	31	90	18.8	100.0%
Mountain Express IV	Feb 2019	8	28	18.8	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	18.9	100.0%
Fresenius IV	Mar 2019	1	9	11.7	100.0%
Mountain Express VI	Jun 2019	1	3	18.8	100.0%
IMTAA	May 2019; Jan 2020	12	40	19.3	100.0%
Pizza Hut III	May 2019; Jun 2019	13	47	19.2	100.0%
Fresenius V	Jun 2019	2	19	12.1	100.0%
Fresenius VI	Jun 2019	1	10	6.8	100.0%
Fresenius VII	Jun 2019	3	59	10.5	50.1%
Caliber Collision II	Aug 2019	1	19	9.0	100.0%
Dollar General XXV	Sep 2019	5	44	10.7	100.0%
Dollar General XXIV	Sep 2019; Oct 2019	9	83	14.3	100.0%
Mister Carwash I	Sep 2019	3	13	19.5	100.0%
Checkers I	Sep 2019	1	1	19.4	100.0%
DaVita III	Sep 2019; Mar 2020	2	20	9.4	100.0%
Dialysis II	Sep 2019	50	433	8.4	100.0%
Mister Carwash II	Nov 2019	2	8	19.7	100.0%
Advance Auto IV	Dec 2019; Jan 2020	14	96	9.3	100.0%
Advance Auto V	Dec 2019	11	73	8.8	100.0%
Dollar General XXVI	Dec 2019	12	114	12.1	100.0%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	19.8	100.0%
American Car Center I	Mar 2020	16	176	20.0	100.0%
BJ's Wholesale Club	Mar 2020	1	110	10.6	100.0%
Mammoth Car Wash	Mar 2020	9	56	20.0	100.0%
		848	18,889	8.9	94.7%
________

(1)	Remaining lease term in years as of March 31, 2020. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Includes one property leased to Truist Bank (formerly known as SunTrust Bank “Truist Bank”) which was unoccupied as of March 31, 2020 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended March 31, 2020 and 2019
We owned 599 properties for the entirety of both the three months ended March 31, 2020 and 2019 (our “Three Month Same Store”) that were 94.3% leased as of March 31, 2020. From January 1, 2019 through March 31, 2020, we acquired 249 properties (our “Acquisitions Since January 1, 2019’’) that were 98.4% leased as of March 31, 2020. From January 1, 2019 through March 31, 2020, we sold 27 properties (our “Disposals Since January 1, 2019’’).
The following table summarizes our leasing activity during the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	11	465,014	$—	$8,588	$574	$1.23
Lease renewals/amendments (2)	7	36,678	$80	$712	$84	$2.29
Lease terminations (3)	4	18,197	$232	$—	$—	$—
______

(1)
Annualized rental income on a straight-line basis as of March 31, 2020. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.

(2)
New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2020, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2020.

(3)	Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $9.2 million for the three months ended March 31, 2020, as compared to net loss attributable to common stock holders of $3.2 million for the three months ended March 31, 2019. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019		$2020	2019		$2020	2019		$2020	2019	$
Revenue from tenants	$65,445	$67,861	$(2,416)	$9,106	$1,157	$7,949	$13	$2,523	$(2,510)	$74,564	$71,541	$3,023
Less: Property operating	11,988	12,785	(797)	294	9	285	—	42	(42)	12,282	12,836	(554)
NOI	$53,457	$55,076	$(1,619)	$8,812	$1,148	$7,664	$13	$2,481	$(2,468)	$62,282	$58,705	$3,577

Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating expense. NOI excludes all other financial statement amounts included in net loss attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation to our net loss attributable to common stockholders.
Revenue from Tenants
Revenue from tenants increased $3.0 million to $74.6 million for the three months ended March 31, 2020, compared to $71.5 million for the three months ended March 31, 2019. This increase was due to incremental revenue from our Acquisitions Since January 1, 2019 of approximately $7.9 million, partially offset by decrease in Three Month Same Store revenue of approximately $2.4 million primarily due to write-off of below-market lease intangible liabilities during the three months ended March 31, 2019 and a decrease from our Disposals Since January 1, 2019 of approximately $2.5 million.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses decreased $0.6 million to $12.3 million for the three months ended March 31, 2020 compared to $12.8 million for the three months ended March 31, 2019. This decrease was driven by a decrease of approximately $0.8 million in Three Month Same Store properties primarily as a result of an out-of-period adjustment of $0.9 million recorded during the three months ended March 31, 2019 (see Note 2 — Summary of Significant Accounting Policies for additional information). This decrease was partially offset by an increase of $0.3 million from our Acquisitions Since January 1, 2019.
Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees include a base management fee, which has a fixed and variable portion and a variable incentive management fee. These asset management fees paid to the Advisor increased $0.9 million to $6.9 million for the three months ended March 31, 2020, compared to $6.0 million for the three months ended March 31, 2019, primarily due to an increase in the fixed portion of the base management fee from $22.5 million to $24.0 million annually effective on February 17, 2019, as well as an increase in the variable portion of the base management fee due to our equity issuances. The variable portion of the base management fee is calculated on a monthly basis as an amount equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity based compensation) from and after February 16, 2017. The variable portion of the base management fee will increase in connection with future issuances of equity securities. There was no variable incentive management fee earned during the three months ended March 31, 2020 or 2019. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We did not recognize any impairment charges during the three months ended March 31, 2020. We recognized $0.8 million of impairment charges during the three months ended March 31, 2019, of which $0.7 million related to an impairment charge recorded on one property when it was classified as held for use and subsequently sold in 2019, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.1 million of impairment charges were recorded upon classification of properties as assets held for sale to adjust the properties to their fair value less estimated cost of disposal. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $0.4 million to $0.5 million for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019. The decrease was primarily due to lower prepayment charges on mortgages related to our dispositions during the three months ended March 31, 2020, as compared to the prior year quarter. The prepayment charges on mortgages during three month period ended March 31, 2020 and 2019 were $80,320 and $400,000, respectively.
Equity-Based Compensation

During the three months ended March 31, 2020 and 2019, we recorded non-cash equity-based compensation expense of $3.2 million and $3.0 million, respectively, relating to restricted shares granted to our board of directors and the units of limited partnership designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2018 pursuant to a multi-year outperformance agreement with the Advisor (the “2018 OPP”). For additional details on the 2018 OPP and the LTIP Units, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense decreased $0.7 million to $5.3 million for the three months ended March 31, 2020, compared to $6.1 million for the three months ended March 31, 2019. The decrease was due to a decrease in transfer agent fees and professional fees in the amount of $0.8 million as well as lower general and administrative expense reimbursements to our Advisor, which decreased $0.2 million to $2.7 million for three months ended March 31, 2020, compared to $2.9 million for the three months ended March 31, 2019. This decrease was offset by legal expenses incurred during the three months ended March 31, 2020 of $0.3 million related to executing rent deferral agreements arising from the COVID-19 pandemic (see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information). We expect that these costs will continue to increase in future periods to the extent we negotiate and execute additional rent deferral agreements with our tenants.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.2 million to $34.3 million for the three months ended March 31, 2020, compared to $32.1 million for the three months ended March 31, 2019. Depreciation and amortization expense was impacted by an increase of $3.4 million related to our Acquisitions Since January 1, 2019, partially offset by a decrease of $0.9 million from our Disposals Since January 1, 2019 and a decrease of $0.3 million from our Three Month Same Store properties due to fully depreciated assets.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2020, we sold two properties which resulted in gains on sale. These properties sold for an aggregate contract price of $3.8 million, resulting in aggregate gains on sale of $1.4 million. During the three months ended March 31, 2019, we sold eight properties for an aggregate contract price of $15.1 million, resulting in aggregate gains on sale of $2.9 million.
Interest Expense
Interest expense increased $0.7 million to $19.1 million for the three months ended March 31, 2020, compared to $18.4 million for the three months ended March 31, 2019. This increase was primarily due to higher average mortgage notes payable balance during the three months March 31, 2020, partially offset by a lower average balance on our Credit Facility when compared to the average balance for the three months ended March 31, 2019 as well as lower weighted-average interest rate on our Credit Facility due to the decline in LIBOR. During the three months ended March 31, 2020 and 2019, the average outstanding balances on our mortgage notes payable were $1.3 billion and $1.2 billion, respectively, and our average outstanding balance under our Credit Facility was $350.1 million and $379.5 million, respectively. For the three months ended March 31, 2020 and 2019, the weighted-average interest rates on our mortgage notes payable were 4.55% and 4.64% and the weighted-average interest rates on our Credit Facility were 3.72% and 4.45%, respectively.
Cash Flows from Operating Activities
Our cash flows from provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $24.1 million during the three months ended March 31, 2020 and consisted of net loss of $5.5 million, adjusted for non-cash items of $36.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $2.3 million, a decrease in deferred rent of $1.7 million, a decrease in accounts payable and accrued expenses of $0.2 million and an increase in prepaid expenses and other assets of $2.4 million.
Our cash flows from operating activities was $20.4 million during the three months ended March 31, 2019 and consisted of net loss of $3.2 million, adjusted for non-cash items of $31.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, the increase in the straight-line rent receivable of $1.2 million, the decrease in deferred rent of $3.9 million and the decrease in accounts payable and accrued expenses of $4.3 million were partially offset by a decrease in prepaid expenses and other assets of $0.9 million.

Cash Flows from Investing Activities
The net cash used in investing activities during the three months ended March 31, 2020 of $65.5 million consisted primarily of cash paid for investments in real estate and other assets of $63.4 million, capital expenditures of $3.3 million and deposits for real estate acquisitions of $1.1 million, partially offset by cash received from the sale of real estate investments, (net of mortgage loans repaid) of $2.3 million.
The net cash used in investing activities during the three months ended March 31, 2019 of $109.9 million consisted primarily of cash paid for investments in real estate and other assets of $114.3 million and capital expenditures of $0.5 million, partially offset by cash received from the sale of real estate investments of $3.1 million and deposits for real estate acquisitions of $1.9 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $135.5 million during the three months ended March 31, 2020 consisted primarily of net borrowings on our Credit Facility of $150.0 million and net proceeds received from the issuance of Series A Preferred Stock of $19.9 million, partially offset by cash dividends paid to holders of Class A common stock of $29.8 million and cash dividends paid to holders of our Series A Preferred Stock of $3.3 million.
The net cash provided by financing activities of $106.3 million during the three months ended March 31, 2019 consisted primarily of proceeds from our Credit Facility of $108.0 million and net proceeds from the issuance of our Series A Preferred Stock of $29.0 million, partially offset by cash dividends paid to holders of Class A common stock of $29.2 million, payments of mortgage notes payable of $0.6 million, prepayment charges on mortgages of $0.4 million and common stock repurchases of $0.3 million.
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our Class A Common Stock ATM Program, our Series A Preferred Stock ATM Program or other offerings of debt or equity securities. The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $175.7 million and $81.9 million, respectively, and availability for future borrowings under our Credit Facility of $39.3 million and $150.9 million, respectively. To the extent we continue to rely on the exception to the restriction on the payment of dividends in our Credit Facility that we have relied on for the last three quarters and expect to rely on in future periods (see “—Dividends” for further details), we will be required to satisfy a maximum leverage ratio after giving effect to any dividend payment and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million in order to continue paying dividends at our current rate, which could limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations, cash dividends to our common and preferred stockholders and share repurchases, if any, as authorized by our board of directors and subject to capital availability, which is not assured.
Mortgage Notes Payable and Credit Facility

As of March 31, 2020, we had $1.3 billion of mortgage notes payable outstanding and $483.1 million outstanding under our Credit Facility. As of March 31, 2020, our net debt to gross asset value ratio was 38.8%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of March 31, 2020, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.55% and 3.41% respectively. Based on debt outstanding as of March 31, 2020, future anticipated principal payments on our mortgage notes payable for the remainder of 2020 and the year ended December 31, 2021 are $537.7 million and $205.6 million, respectively. The amounts due in 2020 include a $497.2 million loan due in September 2020 secured by 244 properties, and a $38.9 million loan due in December 2020 secured by one property. As part of our plans to refinance these loans, we entered into a non-binding term sheet with certain potential lenders contemplating a potential a new $700.0 million securitized loan with a term of 10 years that would be secured by 373 single-tenant net leased properties that are either currently unencumbered, currently serving as collateral under these loans or are part of the borrowing base under our Credit Facility. Although the there has been a tightening of the credit markets, we believe that we will have the ability to refinance the mortgage debt coming due in 2020, whether it is through the $700.0 million securitized loan described above, or alternative debt structures. There can be no assurance the potential new loan will be completed on the terms contemplated by the term sheet and that we will be able to refinance the loan on favorable terms, or at all.
As of March 31, 2020, we had $3.9 billion in gross real estate assets, at cost, and we had pledged $2.5 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.3 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility and therefore, is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility. The remaining gross real estate assets, at cost of approximately $122.3 million are unencumbered and are not part of the borrowing base under the Credit Facility.
Credit Facility - Terms and Capacity
As of March 31, 2020 and December 31, 2019, we had $483.1 million and $333.1 million, respectively, outstanding under our Credit Facility. As of March 31, 2020, we had a total borrowing capacity under our Credit Facility of $522.4 million based on the value of the borrowing base under our Credit Facility. Of this amount, $483.1 million was outstanding and $39.3 million remained available for future borrowings. Our Credit Facility provides for commitments for aggregate revolving loan borrowings and includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2020, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential increase remaining.
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
Acquisitions and Dispositions — Three Months Ended March 31, 2020
One of our primary uses of cash during the three months ended March 31, 2020 was for acquisitions of properties.
During the three months ended March 31, 2020, we acquired 31 properties for an aggregate purchase price of $89.9 million, including capitalized acquisition costs. These acquisitions were funded through a combination of draws on the Credit Facility, proceeds from the issuance and sale of Series A Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below). On April 1, 2020, we wired funds of $26.5 million for acquisition of nine properties that closed on March 31, 2020. The acquisition and the related payable are included on the consolidated balance sheets as of March 31, 2020.
During the three months ended March 31, 2020, we sold two properties, for an aggregate contract price of $3.8 million, excluding disposition related costs. In connection with sales made during the three months ended March 31, 2020, we repaid $1.3 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $2.3 million.

Acquisitions and Dispositions — Subsequent to March 31, 2020
Subsequent to March 31, 2020, we acquired one additional property with a contract purchase price of $6.9 million, excluding acquisition related costs. We have entered into definitive purchase and sale agreements (“PSAs”) to acquire an additional 34 properties for an aggregate contract purchase price of approximately $37.8 million. The PSAs are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using cash on hand, which includes cash from prior borrowings under our Credit Facility, proceeds from future dispositions of properties, proceeds from borrowings (including mortgage borrowings and additional borrowings under our Credit Facility) and net proceeds received and remaining from our Class A Common Stock ATM Program and our Series A Preferred Stock ATM Program to fund the consideration required to complete these acquisitions. With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we have re-evaluated and will continue to re-evaluate historical capitalization rates and may therefore choose to terminate agreements to acquire some or all of the properties we are currently under contract to acquire. We remain focused on the appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.
Subsequent to March 31, 2020, we sold two properties with an aggregate contract sale price of approximately $5.6 million. In connection with these sales, we repaid $2.1 million of mortgage debt. We have also entered into PSAs to dispose of an additional two properties (leased to Truist Bank), for an aggregate contract sale price of approximately $3.6 million. The PSAs are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
During the quarter ended March 31, 2020, we sold 802,459 shares under the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, after commissions paid of approximately $0.3 million.
We did not sell any shares under the Class A Common Stock ATM Program during the three months ended March 31, 2020.
Authorized Repurchase Program
Our board of directors authorized, repurchase, from time to time, of up to $200.0 million of Class A common stock that we may implement from time to time through open market repurchases or in privately negotiated transactions based on our board of directors’ and management’s assessment of, among other things, market conditions prevailing at the particular time. We will have the ability to repurchase shares of Class A common stock up to this amount at its discretion, subject to authorization by our board of directors prior to any such repurchase. In accordance with the Credit Facility, in order for us to make payments required to fund certain share repurchases, which would include payments for this authorized repurchase program, we would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. See “—Dividends” for further details regarding other restrictive covenants in the Credit Facility. Accordingly, if we decide to purchase shares under this program, the ultimate amount repurchased would depend on the amount of cash and availability for future borrowings at that time. There have not been any repurchases authorized, through open market purchases or otherwise, under this program through the date of this Quarterly Report on Form 10-Q.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended March 31, 2020 and the year ended December 31, 2019, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended March 31, 2020 is as follows:

(In thousands)	Three Months Ended March 31, 2020
Capital Expenditures
Revenue enhancing	$3,309
Maintenance	—
Total Capital Expenditures	3,309
Leasing commissions	112
Total	$3,421
Also, as of March 31, 2020 and December 31, 2019, we had $1.6 million and $3.1 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on our total performance and therefore reflects the impact of other items not specifically associated with NOI such as interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined herein, does not reflect an adjustment for straight-line rent but AFFO does. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income(loss), is provided below. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO, AFFO and NOI attributable to stockholders.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the Merger. These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
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
Accounting Treatment of Rent Deferrals
We currently anticipate that the majority of the concessions granted to its tenants as a result of the COVID-19 pandemic will be rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on April rent deferrals). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by deferrals. In addition, since we currently believe that these amounts are collectible, we would not plan to adjust from AFFO the amounts recognized under GAAP relating to rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.

The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,153)	$(3,227)
Impairment charges	—	823
Depreciation and amortization	34,335	32,086
Gain on sale of real estate investments	(1,440)	(2,873)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(52)	(49)
FFO (as defined by NAREIT) attributable to common stockholders	23,690	26,760
Acquisition, transaction and other costs (1)	452	854
Litigation cost reimbursements related to the Merger (2)	(9)	(1,833)
Amortization (accretion) of market lease and other intangibles, net	(992)	(1,839)
Straight-line rent	(2,265)	(1,196)
Amortization of mortgage discounts (premiums) on borrowings, net	(560)	(794)
Equity-based compensation	3,211	3,021
Amortization of deferred financing costs, net and change in accrued interest	1,712	1,329
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(2)	1
AFFO attributable to common stockholders	$25,237	$26,303
_________

(1)	Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger.

(2)	Included in “Other income” in our consolidated statement of operations and comprehensive loss.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$7,021	$4,980	$1,450	$(22,604)	$(9,153)
Asset management fees to related party	—	—	—	6,905	6,905
Impairment of real estate investments	—	—	—	—	—
Acquisition, transaction and other costs	97	—	—	355	452
Equity-based compensation	—	—	—	3,211	3,211
General and administrative	394	44	3	4,887	5,328
Depreciation and amortization	30,547	3,788	—	—	34,335
Interest expense	15,449	—	—	3,657	19,106
Gain on sale of real estate investments	—	—	(1,440)	—	(1,440)
Other income	(51)	—	—	(21)	(72)
Preferred Stock dividends	—	—	—	3,619	3,619
Net loss attributable to non-controlling interests	—	—	—	(9)	(9)
NOI	$53,457	$8,812	$13	$—	$62,282
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended March 31, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$9,481	$750	$4,369	$(17,827)	$(3,227)
Asset management fees to related party	—	—	—	6,038	6,038
Impairment of real estate investments	699	—	124	—	823
Acquisition, transaction and other costs	421	—	—	433	854
Equity-based compensation	—	—	—	3,021	3,021
General and administrative	321	—	—	5,740	6,061
Depreciation and amortization	30,824	398	864	—	32,086
Interest expense	14,022		—	4,418	18,440
Gain on sale of real estate investments	—	—	(2,873)	—	(2,873)
Other income	(692)	—	(3)	(1,850)	(2,545)
Preferred Stock dividends	—	—	—	30	30
Net loss attributable to non-controlling interests	—	—	—	(3)	(3)
NOI	$55,076	$1,148	$2,481	$—	$58,705
Dividends and Distributions
Since listing our Class A common stock on Nasdaq in July 2018 and through March 31, 2020, we paid dividends on our common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March, 2020, our board of directors approved a reduction in our annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with our April 1 dividend declaration (see Note 14 — Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information). We declare dividends based on monthly record dates and will generally pay dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to common stock holders of record on the applicable record date. The amount of dividends payable on our common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Pursuant to the Credit Facility, we are not permitted to pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. On November 4, 2019, we entered into an amendment to the Credit Facility (the “November Amendment”) which permits us to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, we are able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. We have satisfied these requirements and relied on this exception for all applicable periods subsequent to the November Amendment (including the period ended March 31, 2020). We also expect to rely on this exception in future periods.
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
During the three months ended March 31, 2020, cash used to pay dividends on our common stock, preferred stock, distributions for LTIP Units and distributions for limited partnership units designated as “Class A Units” that correspond to each share of our common stock, was generated from cash flows provided by operations and cash on hand, which consisted of proceeds from financings and sales of real estate investments. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Further, to the extent we continue to rely on the exception to the restriction on the payment of dividends in our Credit Facility that requires us to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $60.0 million, our ability to incur additional indebtedness and use cash that would otherwise be available to us will be limited. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.

The following table shows the sources for the payment of dividends and other cash distributions:

	Three Months Ended March 31, 2020

(In thousands)	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,831	89.6%
Cash dividends paid to preferred stockholders	3,300	9.9%
Cash distributions on LTIP Units	123	0.4%
Cash distributions on Class A Units	48	0.1%
Total dividends and other cash distributions paid	$33,302	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$24,080	72.3%
Available cash on hand	9,222	27.7%
Total source of dividend and other cash distributions coverage	$33,302	100.0%

Cash flows provided by operations (GAAP basis)	$24,080
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,153)
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2020, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at March 31, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the Southern District of New York against us, AR Global, the Advisor, Nicholas S. Schorsch and William M. Kahane. On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of ours as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at our 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against us, as well as control person liability against the Advisor, AR Global, and Messrs. Schorsch and Kahane under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and Messrs. Schorsch and Kahane. The complaint seeks unspecified damages, rescission of our advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of our advisory agreement are void. We believe the second amended complaint is without merit and intend to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice. The plaintiff has appealed that order. Appellate briefing is complete and oral argument took place on April 23, 2020. On May 5, 2020, the United States Court of Appeals for the Second Circuit affirmed the lower court’s dismissal of the complaint.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following a federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. Briefing on this motion is complete and a hearing is scheduled for May 27, 2020.
There are no other material legal or regulatory proceedings pending or known to be contemplated against us.
During the three months ended March 31, 2020 and 2019, we incurred legal costs related to the above litigation approximately $0.3 million and $0.3 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by us, and during the three months ended March 31, 2020 and 2019, reimbursements of $9,176 and $1.8 million, respectively, were received and recorded in other income in the consolidated statements of operations. We may receive additional reimbursements in the future.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic has been rapidly evolving. In many states and cities where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities that have resulted in many “non-essential” businesses being required to close. A number of our tenants operate businesses that require in-person interactions with their customers, such as restaurants that have closed their businesses or had a reduction in activity. Even if not prevented by “shelter-in-place” or “stay-at-home” orders, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further impact the revenues generated by our tenants and may therefore further impact the ability of our tenants to pay their rent obligations to us when due.
If any of our anchor tenants close their businesses, among other potential adverse consequences, tenants with co-tenancy provisions could have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent.
Additionally, a decrease in consumer traffic to retail and other businesses that require in-person interactions could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.
Our office tenants may also make adaptions made in response to “shelter-in-place” or “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio.
The COVID-19 pandemic has triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy and reduced consumer spending as well as reduced consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could cause an economic recession in the U.S. all of which could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.
In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in supply chains which may also impact the operations at each of our tenants further impacting their revenues and ability to pay rent when due.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
As a result of these and other factors, tenants that experience deteriorating financial conditions as a result of the outbreak of COVID-19 may be unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. During the month of April 2020, we collected approximately 79% of the cash rent due under our various leases. We also entered into rent deferral agreements representing approximately 4% of the cash rent that would have been due in April 2020 permitting these tenants to defer paying approximately 30% of the cash rent due for April, May and June of 2020 until the first half of 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the April 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under the deferral agreements.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances particularly if mandatory closures or reduced hours are prolonged or if customer traffic continues to be adversely impacted. Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•
difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;

•
disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;

•
the volatility in the global stock markets caused by the COVID-19 pandemic and its effects and the recent declines in our stock price could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;

•	we may choose to terminate agreements to acquire properties we are currently under contract to acquire or reduce the number of properties we seek to acquire in the future;

•
if we are not able to generate sufficient cash from operations, we may have to further reduce the amount of dividends we pay or identify other financing sources, and there can be no assurance that other sources will be available on favorable terms, or at all;

•
our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and maintain compliance with restrictions on the payment of dividends in our Credit Facility, which may be adversely affected to the extent the decreases in cash rent collected from our tenants cause a decrease in availability of future borrowings under our Credit Facility;

•
if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity;

•	we may recognize impairment charges on our assets;

•
one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•	with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;

•	difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;

•	our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;

•
increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;

•
increased operating risks resulting from changes to Lincoln’s operations, including its personnel, which may adversely impact real estate-related services provided by Lincoln with respect to our multi-tenant retail properties; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
We have signed a non-binding term sheet with certain potential lenders contemplating a potential refinancing of a $497.2 million loan due in September 2020 and a $38.9 million loan due in December 2020 with a new $700.0 million securitized loan. The completion of the potential new loan is subject to, among other things, the negotiation and execution of definitive documentation and market conditions for securitized commercial mortgage loans at the time we seek to enter into the loan. This market has recently experienced high levels of volatility, and there can be no assurance as to when it will stabilize. There also can be no assurance the potential new loan will be completed on the terms contemplated by the term sheet or that we will not have to pursue other alternative financing, or extension of these loans. There is no assurance other alternatives will be available on favorable terms, if at all. If we are unable to refinance, repay or extend these loans, the lenders may foreclose on the properties securing these loans and we could be materially and adversely affected;
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
The stockholder rights plan adopted by our board of directors may which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders
In April 2020, our board of directors adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right that will expire April 2021 for each outstanding share of our Class A common stock. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Class A common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Class A common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our Class A common stock without the approval of our board or directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our director, officer or other employee to us or to our stockholders or (ii) any action asserting a claim against us or any of our director or officer or other employee arising pursuant to any provision of the MGCL, our charter or our bylaws, or (c) any other action asserting a claim against us or any of our director or officer or other employee that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.  Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended March 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares purchased during the three months ended March 31, 2020.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 7, 2020

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (13)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
3.4 (3)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL
3.5 (4)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.6 (4)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.7 (4)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.8 (4)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.9 (5)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.10 (6)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.11 (7)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.12 (8)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated May 8, 2019.
3.13 (9)	Articles Supplementary classifying additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, dated September 6, 2019
3.14 (10)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated October 4, 2019
3.15 (13)	Articles Supplementary for Series B Preferred Stock
4.1 (13)	Rights Agreement, dated April 13, 2020, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1 (11)
Amendment, dated as of February 3, 2020, to the Property Management and Servicing Agreement, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee

10.2 (12)
Third Amendment, dated as of March 30, 2020, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

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
_________

*	Filed herewith.
(1) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.
(3) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 13,
2017.

EXHIBITS INDEX

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
(11) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
(12) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 30, 2020.
(13) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 13, 2020.