Form 10-Q
period 2020-09-30
American Finance Trust, Inc
filed 2020-11-05
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2020, the registrant had 108,837,209 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$716,122	$685,889
Buildings, fixtures and improvements	2,783,893	2,681,485
Acquired intangible lease assets	449,687	448,175
Total real estate investments, at cost	3,949,702	3,815,549
Less: accumulated depreciation and amortization	(611,167)	(529,052)
Total real estate investments, net	3,338,535	3,286,497
Cash and cash equivalents	86,265	81,898
Restricted cash	13,306	17,942
Deposits for real estate investments	1,886	85
Deferred costs, net	16,969	17,467
Straight-line rent receivable	62,451	46,976
Operating lease right-of-use assets	18,668	18,959
Prepaid expenses and other assets (including $1,692 and $503 due from related parties as of September 30, 2020 and December 31, 2019, respectively)	26,154	19,188
Assets held for sale	—	1,176
Total assets	$3,564,234	$3,490,188

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,494,966	$1,310,943
Credit facility	305,857	333,147
Below market lease liabilities, net	78,763	84,041
Accounts payable and accrued expenses (including $48 and $1,153 due to related parties as of September 30, 2020 and December 31, 2019, respectively)	35,535	26,817
Operating lease liabilities	19,248	19,318
Derivative liabilities, at fair value	546	—
Deferred rent and other liabilities	9,464	10,392
Dividends payable	3,619	3,300
Total liabilities	1,947,998	1,787,958

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 8,796,000 shares authorized, 7,719,689 and 6,917,230 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	77	69
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 108,837,209 and 108,475,266 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,088	1,085
Additional paid-in capital	2,635,276	2,615,089
Accumulated other comprehensive loss	(546)	—
Distributions in excess of accumulated earnings	(1,047,227)	(932,912)
Total stockholders’ equity	1,588,668	1,683,331
Non-controlling interests	27,568	18,899
Total equity	1,616,236	1,702,230
Total liabilities and equity	$3,564,234	$3,490,188

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from tenants	$78,489	$72,863	$227,987	$223,513

Operating expenses:
Asset management fees to related party	6,918	6,545	20,741	18,918
Property operating expense	14,226	12,398	39,049	38,371
Impairment of real estate investments	—	—	11,502	827
Acquisition, transaction and other costs	1,507	489	2,680	3,235
Equity-based compensation	3,235	3,217	9,693	9,506
General and administrative	3,312	3,573	15,504	16,075
Depreciation and amortization	34,951	29,901	104,729	92,911
Goodwill impairment	—	—	—	1,605
Total operating expenses	64,149	56,123	203,898	181,448
Operating income before gain on sale of real estate investments	14,340	16,740	24,089	42,065
Gain on sale/exchange of real estate investments	2,178	1,933	6,456	19,171
Operating income	16,518	18,673	30,545	61,236
Other (expense) income:
Interest expense	(20,871)	(18,569)	(58,778)	(59,004)
Other income	871	48	1,004	3,260
Total other expense, net	(20,000)	(18,521)	(57,774)	(55,744)
Net (loss) income	(3,482)	152	(27,229)	5,492
Net loss (income) attributable to non-controlling interests	10	(4)	39	(15)
Preferred stock dividends	(3,619)	(3,079)	(10,857)	(3,751)
Net (loss) income attributable to common stockholders	(7,091)	(2,931)	(38,047)	1,726

Other comprehensive income (loss):
Change in unrealized income (loss) on derivatives	(546)	—	(546)	531
Comprehensive income (loss) attributable to common stockholders	$(7,637)	$(2,931)	$(38,593)	$2,257

Weighted-average shares outstanding — Basic and Diluted	108,429,315	106,139,668	108,393,269	106,097,597
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.07)	$(0.03)	$(0.35)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	(184)	—	—	(184)	—	(184)
Issuance of Preferred Stock, net	802,459	8	—	—	19,509	—	—	19,517	—	19,517
Equity-based compensation	—	—	361,943	3	797	—	—	800	8,893	9,693
Dividends declared on Common Stock, $0.70 per share	—	—	—	—	—	—	(75,954)	(75,954)	—	(75,954)
Dividends declared on Preferred Stock, $1.41 per share	—	—	—	—	—	—	(10,856)	(10,856)	—	(10,856)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(315)	(315)	(120)	(435)
Other comprehensive loss	—	—	—	—	—	(546)	—	(546)	—	(546)
Net loss	—	—	—	—	—		(27,190)	(27,190)	(39)	(27,229)
Rebalancing of ownership percentage	—	—	—	—	65	—	—	65	(65)	—
Balance, September 30, 2020	7,719,689	$77	108,837,209	$1,088	$2,635,276	$(546)	$(1,047,227)	$1,588,668	$27,568	$1,616,236

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	7,719,689	$77	108,527,734	$1,085	$2,635,166	$—	$(1,016,977)	$1,619,351	$24,678	$1,644,029
Issuance of Common Stock, net	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of Preferred Stock, net	—	—	—	—	(92)	—	—	(92)	—	(92)
Equity-based compensation	—	—	309,475	3	269	—	—	272	2,963	3,235
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	(23,065)	(23,065)	—	(23,065)
Dividends declared on Preferred Stock, $0.47 per share	—	—	—	—	—	—	(3,618)	(3,618)	—	(3,618)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(95)	(95)	(36)	(131)
Other comprehensive loss	—	—	—	—	—	(546)	—	(546)	—	(546)
Net loss	—	—	—	—	—	—	(3,472)	(3,472)	(10)	(3,482)
Rebalancing of ownership percentage	—	—	—	—	27	—	—	27	(27)	—
Balance, September 30, 2020	7,719,689	$77	108,837,209	$1,088	$2,635,276	$(546)	$(1,047,227)	$1,588,668	$27,568	$1,616,236

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Common Stock, net	—	—	432,247	4	5,732	—	—	5,736	—	5,736
Issuance of Preferred Stock, net	6,036,056	60	—	—	146,900	—	—	146,960	—	146,960
Common stock repurchases	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation	—	—	34,588	1	825	—	—	826	8,681	9,507
Dividends declared on Common Stock, $0.83 per share	—	—	—	—	—	—	(87,632)	(87,632)	—	(87,632)
Dividends declared on Preferred Stock, $1.14 per share	—	—	—	—	—	—	(3,751)	(3,751)	—	(3,751)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(370)	(370)	(111)	(481)
Net income	—	—	—	—	—	—	5,477	5,477	15	5,492
Other comprehensive income	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	960	—	—	960	(960)	—
Balance, September 30, 2019	6,036,056	$60	106,677,866	$1,067	$2,567,059	$—	$(898,493)	$1,669,693	$15,960	$1,685,653

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2019	1,652,600	$17	106,245,619	$1,063	$2,453,814	$—	$(866,226)	$1,588,668	$13,182	$1,601,850
Issuance of Common Stock, net	—	—	432,247	4	5,732	—	—	5,736	—	5,736
Issuance of Preferred Stock, net	4,383,456	43	—	—	107,143	—	—	107,186	—	107,186
Equity-based compensation	—	—	—	—	253	—	—	253	2,964	3,217
Dividends declared on Common Stock,$0.28 per share	—	—	—	—	—	—	(29,212)	(29,212)	—	(29,212)
Dividends declared on Preferred Stock,$0.38 per share	—	—	—	—	—	—	(3,079)	(3,079)	—	(3,079)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(124)	(124)	(73)	(197)
Net income	—	—	—	—	—	—	148	148	4	152
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Rebalancing of ownership percentage	—	—	—	—	117	—	—	117	(117)	—
Balance, September 30, 2019	6,036,056	$60	106,677,866	$1,067	$2,567,059	$—	$(898,493)	$1,669,693	$15,960	$1,685,653

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(27,229)	$5,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	66,919	57,920
Amortization of in-place lease assets	36,104	33,887
Amortization of deferred leasing costs	1,707	1,104
Amortization (including accelerated write-off) of deferred financing costs	5,813	5,972
Amortization of mortgage discounts (premiums) on borrowings, net	(1,670)	(2,472)
Accretion of market lease and other intangibles, net	(4,933)	(6,065)
Equity-based compensation	9,693	9,506
Gain on sale/exchange of real estate investments	(6,456)	(19,171)
Impairment charges and goodwill impairment	11,502	2,432
Payments of prepayment costs on mortgages	807	2,235
Changes in assets and liabilities:
Straight-line rent receivable	(15,694)	(6,591)
Straight-line rent payable	244	1,113
Prepaid expenses and other assets	(11,017)	(3,445)
Accounts payable and accrued expenses	4,963	(612)
Deferred rent and other liabilities	(928)	(3,115)
Net cash provided by operating activities	69,825	78,190
Cash flows from investing activities:
Capital expenditures	(6,901)	(9,194)
Investments in real estate and other assets	(158,014)	(365,431)
Proceeds from sale of real estate investments	6,707	25,772
Deposits for real estate investments	(1,801)	2,923
Net cash used in investing activities	(160,009)	(345,930)
Cash flows from financing activities:
Proceeds from mortgage notes payable	840,000	241,930
Payments on mortgage notes payable	(624,240)	(32,173)
Proceeds from credit facility	205,000	198,000
Payments on credit facility	(232,291)	(205,000)
Payments of financing costs and deposits	(30,192)	(9,865)
Payments of prepayment costs on mortgages	(807)	(2,235)
Common stock repurchases	—	(274)
Distributions on LTIP Units and Class A Units	(436)	(316)
Dividends paid on common stock	(75,951)	(87,875)
Dividends paid on preferred stock	(10,537)	(921)
Common stock offering costs	(161)	5,736
Proceeds from issuance of preferred stock, net	19,530	147,605
Net cash provided by financing activities	89,915	254,612
Net change in cash, cash equivalents and restricted cash	(269)	(13,128)
Cash, cash equivalents and restricted cash beginning of period	99,840	109,631
Cash, cash equivalents and restricted cash end of period	$99,571	$96,503

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents, end of period	$86,265	$76,838
Restricted cash, end of period	13,306	19,665
Cash, cash equivalents and restricted cash end of period	$99,571	$96,503

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$54,965	$54,888
Cash paid for income and franchise taxes	665	145

Non-Cash Investing and Financing Activities:
Accrued Preferred Stock offering costs	$2	$645
Preferred dividend declared	3,619	3,751
Proceeds from real estate sales used to pay off related mortgage notes payable	5,586	88,636
Mortgage notes payable released in connection with disposition of real estate	(5,586)	(88,636)
Accrued capital expenditures	3,536	1,192
Assets provided through real estate substitution	(2,202)	—
Assets received through real estate substitution	4,380	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The Company is a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the U.S. The Company owns a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2020, the Company owned 885 properties, comprised of 19.0 million rentable square feet, which were 94.2% leased, including 852 single-tenant net leased commercial properties (814 of which are retail properties) and 33 multi-tenant retail properties.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Substantially all of the Company’s assets and liabilities are held by the OP. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Except for the OP, as of September 30, 2020 and December 31, 2019, the Company had no interests in entities that were not wholly owned.
Impacts of the COVID-19 Pandemic
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which became a global pandemic that has spread around the world and to every state in the United States. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown or recession. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long term. The Company has experienced delays in rent collections in the second and third quarters of 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second and third quarters of 2020, the Company has executed several types of lease amendments. These agreements include deferrals and abatements (i.e. rent credits) and also may include extensions to the term of the leases.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company would be required to apply modification accounting including assessing classification under ASC 842.
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
In addition to the proactive measures taken on rent collections, the Company has taken additional steps to maximize its flexibility related to its liquidity and minimize the related risk during this uncertain time. In March and April 2020, consistent with the Company’s plans to acquire additional properties, the Company borrowed an additional $150.0 million and $20 million, respectively, net under its revolving unsecured corporate credit facility (the “Credit Facility”). Additionally, on March 30, 2020, the Company announced a reduction in the Company’s dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year. In addition, on July 24, 2020, the Company and its lenders modified the terms of its Credit Facility including, among other things, the covenants to provide

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
more operating flexibility. In connection with the Company’s refinancing of certain mortgage debt in July 2020, the Company repaid approximately $197 million outstanding under its Credit Facility (see Note 4 — Mortgage Notes Payable, Net for additional information). However, the ultimate impact on the Company’s future results of operations, its liquidity and the ability of its tenants to continue to pay rent will depend on the overall length and severity of the COVID-19 pandemic, which management is unable to predict.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2020, these leases had an average remaining lease term of 8.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Upon adoption of the new lease accounting standard effective January 1, 2019, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of September 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$63,753
2021	261,744
2022	250,115
2023	236,523
2024	219,016
2025	201,287
Thereafter	1,238,775
$2,471,213
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known which is included in revenue from tenants in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2020, such amounts were $0.4 million and $0.7 million, respectively and for the three and nine months ended September 30, 2019, such amounts were $0.2 million and $0.7 million, respectively.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are no longer permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable. In the second and third quarters of 2020, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.
In accordance with the lease accounting rules the Company records uncollectable amounts as reductions in revenue from tenants. As a result of the review and assessment as described above and the impacts of the COVID-19 pandemic on certain of the Company’s tenants, during the three and nine months ended September 30, 2020, uncollectable amounts were $0.5 million and $5.2 million, respectively. Such amounts were $0.4 million and $2.5 million for the three and nine months ended September 30, 2019, respectively.
On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which required the tenant to pay the Company a termination fee of $8.0 million. The Company has entered into multiple leases to replace the tenant. As a result the Company recorded termination income, net, of $7.6 million which is included in Revenue from tenants during the nine months ended September 30, 2019.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three or nine months ended September 30, 2020 and 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of September 30, 2020, the Company had no properties classified as held for sale and at December 31, 2019, one property was classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and will continue to be accounted for as operating leases under the transition guidance, unless the lease is modified. The Company evaluates new and modified leases (by the Company or by a predecessor lessor/owner) pursuant to ASC 842 where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. For the nine months ended September 30, 2020 or 2019, the Company has no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also a lessee under certain land leases which are classified as operating leases and will be re-evaluated again upon any subsequent modification. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine month periods ended September 30, 2020 and 2019 were asset acquisitions.
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
Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases, as applicable. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 24 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Gain on Dispositions/Exchange of Real Estate Investments
Gains on sales of rental real estate will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). In accordance with ASC 845-10, Accounting for Non-Monetary Transactions, if a nonmonetary exchange has commercial substance, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange.
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
Upon termination of an above or below-market lease any unamortized amounts would be recognized in the period of termination.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Equity-Based Compensation
The Company has a stock-based plan under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in equity-based compensation and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met (see Note 12 — Equity-Based Compensation for additional information).
Multi-Year Outperformance Agreement
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
For additional information on the original terms, a March 2019 modification of the 2018 OPP and the accounting for these awards, see Note 12 — Equity-Based Compensation.
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
September 30, 2020
(Unaudited)
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
Pending Adoption:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2020	2019
Real estate investments, at cost:
Land	$33,935	$59,942
Buildings, fixtures and improvements	105,447	248,628
Total tangible assets	139,382	308,570
Acquired intangible assets and liabilities: (1)
In-place leases	18,915	56,929
Above-market lease assets	1,743	1,974
Below-market lease liabilities	(2,026)	(2,042)
Total intangible assets, net	18,632	56,861
Consideration paid for acquired real estate investments, net of liabilities assumed	$158,014	$365,431
Number of properties purchased	72	165
________
(1)Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the nine months ended September 30, 2020 were 16.6 years, 15.8 years and 28.2 years, respectively, as of each property’s respective acquisition date.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table presents amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
In-place leases, included in depreciation and amortization	$12,768	$10,227	$36,104	$33,887

Above-market lease intangibles	$(747)	$(810)	$(2,149)	$(2,490)
Below-market lease liabilities	2,412	3,325	7,120	8,592
Total included in revenue from tenants	$1,665	$2,515	$4,971	$6,102

Below-market ground lease asset (1)	$8	$8	$24	$24
Above-market ground lease liability (1)	—	—	(1)	(1)
Total included in property operating expenses	$8	$8	$23	$23
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
The following table provides the projected amortization expense and adjustments to revenue from tenants and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	2020 (remainder)	2021	2022	2023	2024
In-place leases, to be included in depreciation and amortization	$9,586	$35,413	$31,543	$29,186	$26,589

Above-market lease intangibles	$639	$2,363	$1,998	$1,750	$1,613
Below-market lease liabilities	(1,675)	(6,266)	(5,921)	(5,761)	(5,551)
Total to be included in revenue from tenants	$(1,036)	$(3,903)	$(3,923)	$(4,011)	$(3,938)
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
As of September 30, 2020 there were no properties classified as held for sale. As of December 31, 2019, there was one property classified as held for sale. During the nine months ended September 30, 2020, the Company sold the one property that was classified as held for sale as of December 31, 2019. The disposal of this property did not represent a strategic shift. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Real Estate Sales/Exchanges
During the nine months ended September 30, 2020, the Company sold six properties leased to Truist Bank (formerly known as SunTrust Bank, “Truist Bank”), for an aggregate contract price of $13.3 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $4.3 million. In addition, the Company recorded a gain on sale of $2.2 million related to a non-monetary exchange of two properties then owned by the Company pursuant to a tenant’s exercise of its right to substitute properties under its lease, resulting in a total gain on sale/exchange of $6.5 million, which is reflected in gain on sale/exchange of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.
During the nine months ended September 30, 2019, the Company sold 20 properties, including 17 leased to Truist Bank, for an aggregate contract price of $115.4 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $19.2 million, which are reflected in gain on sale/exchange of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2019.
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
As of September 30, 2020, the Company owned two held for use properties for which the Company reconsidered their projected cash flows. One of these was a multi-tenant property which was evaluated due to a significant sustained vacancy rate as well as a change in the Company’s expected holding period, and one was a single-tenant property which was vacant. As of December 31, 2019, the Company owned one held for use single-tenant net lease property leased to Truist Bank, which had a lease term that expired on December 31, 2017 and was vacant.
If a triggering event for held for use single-tenant properties is identified, the Company uses either a market approach or an income approach to estimate the future cash flows expected to be generated.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
For some of the held for use properties, the Company had executed a non-binding letter of intent (“LOI”) or a definitive purchase and sale agreement (“PSA”) to sell the properties, however, these did not meet the criteria for held for sale treatment at September 30, 2020. In those instances, the Company used the sale price from the applicable LOI or PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly the sale of these properties would close at the terms specified in the LOI or PSA. There can be no guarantee the sales of these properties will close under these terms or at all.
Impairment Charges
The Company recorded no impairment charges for the three months ended September 30, 2020, and $11.5 million impairment charges for the nine months ended September 30, 2020 related to one of its multi-tenant held -for-use properties which was recorded to adjust the property to its fair value as determined by the income approach described above.
The Company recorded no impairment charges for the three months ended September 30, 2019, and $0.8 million for the nine months ended September 30, 2019, respectively. This amount is comprised of impairment charges of $0.2 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $0.6 million, which was recorded on one held for use property leased to Truist Bank during the nine months ended September 30, 2019.
Tenant Improvements Write-Off
During the second quarter of 2020, a tenant in one of the Company’s multi-tenant properties declared bankruptcy and vacated its space while in the process of improving the space. The Company had already reimbursed $0.8 million to the tenant for these improvements. As a result of the tenant’s bankruptcy, improvements being made by the tenant were not paid for and the Company additionally accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations for the nine months ended September 30, 2020.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2020 and December 31, 2019 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2020	December 31, 2019	September 30, 2020		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes	95	$119,387	$120,294	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes	106	121,000	121,000	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	201	240,387	241,294

SAAB Sensis I	1	6,330	6,660	5.93%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	15	9,560	10,860	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	76	60,952	62,228	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	10	3,791	6,626	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I (1)	1	125,000	125,000	3.10%		Fixed (6)	Sep. 2025	Sep. 2025
Stop & Shop	4	45,000	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Mortgage Loan I (2)	—	—	497,150	N/A		N/A	N/A	N/A
Column Financial Mortgage Notes	368	715,000	—	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	1	21,796	22,139	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	38,461	39,147	5.76%		Fixed	Dec. 2020	Dec. 2020
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	735	1,533,627	1,323,454	4.03%	(3)
Deferred financing costs, net of accumulated amortization (4)		(40,042)	(15,564)
Mortgage premiums and discounts, net (5)		1,381	3,053
Mortgage notes payable, net		$1,494,966	$1,310,943

__________
(1) On September 4, 2020 this mortgage loan was refinanced (see “New Sanofi Loan Agreement” section below).
(2) On July 24, 2020, this mortgage loan was repaid prior to its maturity with a portion of the proceeds from a $715.0 million loan secured by 368 properties (see “Loan Agreement With Column Financial” section below for additional information).
(3) Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2020.
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
(6) Mortgage is fixed by a forward-starting interest rate swap agreement as of October 13, 2020 (see “New Sanofi Loan Agreement” section below).
As of September 30, 2020 and December 31, 2019, the Company had pledged $2.8 billion and $2.5 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2020 and December 31, 2019, $1.0 billion and $1.2 billion, respectively, in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility with $184.7 million and $78.5 million, respectively, of real estate investments, at cost unencumbered and not part of the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this asset pool comprising the borrowing base under the Credit Facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to September 30, 2020 and thereafter:

(In thousands)	Future Principal Payments
2020 (remainder)	$38,996
2021	76,471
2022	2,311
2023	2,643
2024	22,287
2025	845,771
Thereafter	545,148
$1,533,627
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2020, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
New Sanofi Loan Agreement
On September 4, 2020, the Company, through a wholly owned subsidiary, borrowed $125.0 million from a syndicate of regional banks led by BOK Financial. The syndicated balance sheet loan is secured by three of the Company’s single-tenant buildings located in Bridgewater, New Jersey that serve as the U.S. headquarters for Sanofi US Services Inc. At closing, all net proceeds from the loan and approximately $2.6 million in cash on hand were used to repay the previously outstanding mortgage indebtedness encumbering the property, which included a $0.5 million defeasance fee reflected in acquisition and transaction costs on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2020. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by a forward-starting swap agreement which was signed in September 2020 and effective on October 13, 2020. The loan is interest-only with the principal due at maturity on September 4, 2025. The Company may prepay the loan in whole or in part at any time subject to applicable prepayment penalties.
In conjunction with this refinance, the Company was approached by the former owners of the Sanofi property regarding the release of a pre-acquisition escrow account of approximately $1.7 million associated with tenant improvements at the property which would not otherwise have been released until 2027. In exchange for permitting the early release of the escrow, the Company received approximately half of the balance, or $0.8 million, which is reflected in “Other Income” on our consolidated statement of comprehensive income. The Sanofi property was acquired in 2014.
Loan Agreement with Column Financial
On July 24, 2020, the Company, through wholly owned subsidiaries, entered into a loan agreement with Column Financial, Inc. for a $715.0 million loan. The loan is secured by, among other things, a first mortgage on 368 single-tenant properties located in 41 states and the District of Columbia, totaling approximately 7.1 million square feet. The loan agreement permits the lender to either securitize the loan or any portion thereof or bifurcate the loan into a senior mortgage loan and a subordinate mezzanine loan.
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
Of the 368 single-tenant properties securing the new loan, 223 were previously held as collateral under the mortgage loan originally due September 2020, and all but one of the remaining properties were previously part of the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
As of September 30, 2020, the collateral pool for the Net Lease Mortgage Notes is comprised of 201 of the Company’s double- and triple-net leased single tenant properties that were transferred to subsidiaries of the Company that issued the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties then in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. At closing, the Company repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under the Credit Facility. The Company removed 153 of its properties from the borrowing base under the Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and added ten properties acquired in 2019 to the collateral pool securing the Net Lease Mortgage Notes.
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
The Net Lease Mortgage Notes have two debt service coverage ratio tests. If the monthly debt service coverage ratio falls below 1.3x and is not cured, cash flow that would be available to pay certain subordinated expenses or be released to the Company will instead be deposited into a reserve account. If the three month average debt service coverage ratio falls below 1.2x and is not cured, all remaining cash flow after payments of interest on the Net Lease Mortgage Notes will be applied to pay principal on the Net Lease Mortgage Notes (first on the Class A-1 Net Lease Mortgage Notes and then on the Class A-2 Net Lease Mortgage Notes).

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into the Credit Facility with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million. On July 24, 2020, the Company, through the OP as the borrower thereunder, entered into an amendment to the Credit Facility with BMO Bank, as administrative agent, and the other lenders party thereto. The amendment is effective as of April 1, 2020 and is designed to provide the Company with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic. The amendment revises specific provisions in the Credit Facility governing: (i) the payment of dividends; (ii) leverage coverage; (iii) borrowing availability; (iv) fixed charge coverage; (v) the interest rate; and (vi) acquisitions. These revisions, which are generally incorporated into the description below, are generally only effective during the Adjustment Period, after which the previously effective terms of the Credit Facility will be reinstated.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2020, as discussed above, the Company had already increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (i) 60% of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 will generally be reduced by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and will be increased during the other fiscal quarters of the Adjustment Period. As of September 30, 2020 the Company had a total borrowing capacity under the Credit Facility of $370.3 million based on the value of the borrowing base under the Credit Facility, and of this amount, $305.9 million was outstanding under the Credit Facility as of September 30, 2020 and $64.4 million remained available for future borrowings.
During the Adjustment Period, (i) all properties acquired with proceeds from the borrowings under the Credit Facility must be added to the borrowing base, and (ii) the Company is prohibited from acquiring any multi-tenant properties and from making certain other investments. Following the amendment in July 2020, the Company is also restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by the OP.
In addition, in accordance with the Credit Facility, in order for the Company to make payments required to fund certain share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. During the Adjustment Period, the Company is not permitted to repurchase shares by tender offer or otherwise.
The Credit Facility requires payments of interest only. The maturity date of the Credit Facility is April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin will be 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR regardless of the Company’s consolidated leverage ratio, and the “floor” on LIBOR was increased from 0.00% to 0.25%. As of September 30, 2020 and December 31, 2019, the weighted-average interest rate under the Credit Facility was 2.79% and 3.80%, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
LIBOR likely will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, the Company anticipates that it will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders.
The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. During the Adjustment Period, the calculation of Total Asset Value (as defined in the Credit Facility) - which serves as the basis for the denominator used to calculate the maximum consolidated leverage, maximum consolidated secured leverage and maximum other recourse debt to total asset value financial maintenance covenants in the Credit Facility - will be adjusted such that the value ascribed to the Company’s multi-tenant properties purchased through June 30, 2020 will generally be decreased by 10.0% for the duration of the Adjustment Period. During the Adjustment Period, the minimum fixed charge coverage ratio financial maintenance covenant in the Credit Facility will be decreased. Additionally, during the Adjustment Period, the OP must maintain, as of the end of each month starting with June 2020, a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $100.0 million.
Pursuant to the Credit Facility, the Company is not permitted to pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. On November 9, 2019, the Company entered into an amendment to the Credit Facility which permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. During the Adjustment Period the Company is generally permitted to pay distributions up to 105% of annualized MFFO for a look-back period of two consecutive fiscal quarters for the fiscal quarter ending December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, the Company has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If this level of liquidity is not maintained, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, the Company may not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of September 30, 2020, the Company was in compliance with the operating and financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of September 30, 2020 and December 31, 2019. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for use as of September 30, 2020 and December 31, 2019. The carrying value of impaired real estate investments held for use on the consolidated balance sheet represents their estimated fair value. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature. As of September 30, 2020, the fair value of advances to the Company under the Credit Facility was $303.7 million due to the widening of the credit spreads during the current period. These advances had a carrying value of $305.9 million as of September 30, 2020. As of December 31, 2019, the $333.1 million carrying value of advances under the Credit Facility approximated their fair value. The carrying value of the Company’s mortgage notes payable as of September 30, 2020 and December 31, 2019 were $1.5 billion and $1.3 billion, respectively, which approximated their fair value. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million, which became effective on October 13, 2020, in order to fix the interest rate on a mortgage loan that was refinanced on September 4, 2020 (see Note 4 - Mortgage Notes Payable for additional information). Although not effective at September 30, 2020, the Company recorded the change in fair value from September 1, 2020, the date on which the swap agreement was entered into, through September 30, 2020. The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2020. The Company did have any derivatives as of December 31, 2019.

(In thousands)	Balance Sheet Location	September 30, 2020
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$(546)
Total		$(546)

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $0.2 million will be reclassified from other comprehensive loss as an increase to interest expense.
As discussed above, the Company has one interest rate swap designated as a cash flow hedge outstanding as of September 30, 2020. The notional amount of this interest swap is $125.0 million.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amount of loss recognized in AOCI on interest rate derivatives (1)	$(546)	$—	$(546)	$(979)
Amount of loss reclassified from AOCI into income as interest expense	$—	$—	$—	$(36)
Total amount of interest expense presented in the consolidated income statements	$20,871	$18,569	$58,778	$59,004
__________
(1)Excludes a loss of $1.5 million in the Company’s consolidated statements of operations for the nine months ended September 30, 2019 recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 4 — Mortgage Notes Payable, Net for additional information).
Non-Designated Hedges
As of September 30, 2020 and 2019, the Company did not have any derivatives that were not designated as hedges of qualifying hedging relationships, and therefore no gain or loss was recorded in the three and nine months ended September 30, 2020 and 2019.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2020	$—	$(546)	$—	$(546)	$—	$—	(546)
December 31, 2019	$—	$—	$—	$—	$—	$—	—

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.6 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.6 million.

Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had 108.8 million and 108.5 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future.
Since the Listing and through March 31, 2020, the Company paid dividends on its Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, the Company’s board of directors approved a reduction in the Company’s annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with the Company’s April 1 dividend declaration. Historically, and through September 30, 2020, the Company declared dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, the Company’s board of directors approved a change in the Company’s Class A common stock dividend policy. Accordingly, consistent with its peers, the Company anticipates paying future dividends authorized by its board of directors on shares of its Class A common stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the nine months ended September 30, 2020 and 2019 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company did not sell any shares under the Class A Common Stock ATM Program during the nine months ended September 30, 2020.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 8,796,000 as authorized shares of its Series A Preferred Stock as of September 30, 2020 and December 31, 2019 and 120,000 as authorized shares of its Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), as of September 30, 2020. No shares of Series B Preferred Stock were authorized as of December 31, 2019. The Company had 7,719,689 and 6,917,230 shares of Series A Preferred Stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. No Series B Preferred Stock is issued or outstanding.
Underwritten Offerings — Series A Preferred Stock
On March 26, 2019, the Company completed the initial issuance and sale of 1,200,000 shares of Series A Preferred Stock in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $30.0 million and net proceeds of $28.6 million, after deducting underwriting discounts and offering costs paid by the Company. On April 10, 2019, the underwriters in the offering exercised their option to purchase additional shares of Series A Preferred Stock, and the Company sold an additional 146,000 shares of Series A Preferred Stock, which generated gross proceeds of $3.7 million and resulted in net proceeds of approximately $3.5 million, after deducting underwriting discounts. The Company did not underwrite any offerings to sell Series A Preferred Stock during the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2019, the Company sold 933,456 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $23.8 million, before commissions paid of approximately $0.4 million. During the nine months ended September 30, 2020, the Company sold 802,459 shares under the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, after commissions paid of approximately $0.3 million.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 17.3 years to 34.9 years as of September 30, 2020. As of September 30, 2020, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.7 million and $19.2 million, respectively. In computing the lease liabilities, the Company discounts future lease payments at an estimated incremental borrowing rate at adoption or acquisition if later. The terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis. The Company’s estimate of this rate required significant judgment.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 28.2 years and a weighted-average discount rate of 7.5% as of September 30, 2020. For the three and nine months ended September 30, 2020, the Company paid cash of $0.5 million and $1.2 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $1.4 million, respectively, on a straight-line basis in accordance with lease accounting rules. For the three and nine months ended September 30, 2019, the Company paid cash of $0.5 million and $1.1 million, respectively, and recorded expense of $0.5 million and $2.2 million, respectively, which, in the nine months ended September 30, 2019, included an out-of-period adjustment of $0.9 million (see Note 2 — Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not enter into any additional ground leases during the nine months ended September 30, 2020.
The following table reflects the base cash rental payments due from the Company as of September 30, 2020:

(In thousands)	Future Base Rent Payments
2020 (remainder)	$344
2021	1,515
2022	1,532
2023	1,549
2024	1,560
Thereafter	45,956
Total lease payments	52,456
Less: Effects of discounting	(33,208)
Total present value of lease payments	$19,248
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
On March 25, 2019, the plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was subsequently denied on April 9, 2019. Due to the stage of the litigation, no estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2020 or 2019.
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. All of the directors immediately prior to the Merger, except for David Gong, currently serve as directors of the Company. The complaint alleges that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserts violations of Section 11 of the Securities Act against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen— under Section 15 of the Securities Act. The complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. The Company believes the complaint is without merit and intends to defend vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
complaint seeks unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the motions to dismiss in the St. Clair-Hibbard litigation, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the federal St. Clair-Hibbard action. Plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. The Court has scheduled oral argument on plaintiffs’ motion to amend for November 19, 2020.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three and nine months ended September 30, 2020, the Company incurred legal costs related to the above litigation of approximately $0.2 million and $0.7 million, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company, and during the three and nine months ended September 30, 2020, reimbursements of $0 and $9,000, respectively, and $0 and $1.9 million for the three and nine months ended September 30, 2019, respectively, were received and recorded in other income in the consolidated statements of operations. The Company may receive additional reimbursements in the future.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including insourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2019. The Company incurred $48,000 and $0.1 million of acquisition expenses and related cost reimbursements for the three and nine months ended September 30, 2020, respectively, and $38,000 and $0.2 million for the three and nine months ended September 30, 2019, respectively.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Third A&R Advisory Agreement, the fixed portion of the base management fee is; (i) $22.5 million annually for the period from February 17, 2018 until February 16, 2019; and (ii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint ventures, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Third A&R Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss. The Company incurred $6.9 million and $20.7 million during the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
three and nine months ended September 30, 2020, respectively, and $6.5 million and $18.9 million for the three and nine months ended September 30, 2019, respectively, in base management fees (including both the fixed and variable portion).
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any variable management fees during the nine months ended September 30, 2020, and recorded $0.1 million in variable management fees for the three and nine months ended September 30, 2019.
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
September 30, 2020
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
The Company’s double- and triple-net leased single- tenant properties are managed by the Property Manager pursuant to the Net Lease Property Management Agreement, unless they are subject to a separate agreement with the Property Manager. The Net Lease Property Management Agreement permits the Property Manager to subcontract its duties to third parties and provides that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager. In December 2019, in connection with a loan secured by four properties leased to Stop&Shop, the Company entered into a property management and leasing agreement with the Property Manager with respect to the four properties, the substantive terms of which are substantially identical to the terms of the Net Lease Property Management Agreement, except that it limits the fees payable to the Property Manager and any subcontractor to 3.0% of operating income in the event that the Property Manager subcontracts its duties under the agreement.
In July 2020, in connection with the loan agreement with Column Financial, Inc., all but one of the borrowers entered into a new property management and leasing agreement with the Property Manager with respect to all but one of the mortgaged properties, all of which are double- and triple-net leased single-tenant properties. The Company’s other double- and triple-net leased single-tenant properties, including the one mortgaged property excluded from the new property management and leasing agreement, are managed by the Property Manager pursuant to the Net Lease Property Management Agreement. The new property management and leasing agreement is identical to the Net Lease Property Management Agreement, except that the new property management and leasing agreement does not permit the Property Manager to subcontract its duties to third parties.
The current term of the Net Lease Property Management Agreement ends on October 1, 2021, with automatic renewals for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause. On November 4, 2020, in light of the investment to be made by the Property Manager and its affiliates in property management infrastructure for the benefit of the Company and its subsidiaries, the Company amended each of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement to reflect that each agreement will expire on the later of (i) November 4, 2025 and (ii) the termination date of the Third A&R Advisory Agreement. These agreements with the Property Manager may only be terminated for cause prior to the end of the term. Prior to the amendments, the term of these agreements would have ended on October 1, 2021, with automatic renewals for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
These reimbursements are included in Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2020, the Company incurred $1.9 million and $6.5 million, respectively, of reimbursement expenses due to the Advisor providing administrative services and $2.0 million and $7.1 million of these expenses, respectively, during the three and nine months ended September 30, 2019.
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
During the three and nine months ended September 30, 2020, the Company incurred a total amount of $1.6 million and $5.3 million, respectively, of reimbursement expenses due to the Advisor for salaries, wages and benefits that were subject to the Capped Reimbursement Amount. During the three and nine months ended September 30, 2019, the Company incurred a total amount of $1.8 million and $6.7 million, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 12 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable is payable to the Company over a 10-month period from November 2020 through August 2021.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates continue to be expensed and reimbursed on a monthly basis during 2020 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
(In thousands)	2020	2019	2020	2019	September 30, 2020		December 31, 2019
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$48	$38	$135	$188	$48		$53
Ongoing fees:
Asset management fees to related party	6,918	6,545	20,740	18,918	—		9
Property management and leasing fees (2)	2,056	2,089	4,756	7,407	—		1,153
Professional fees and other reimbursements (3)	2,385	2,209	7,739	7,703	(122)		(565)	(4)
Professional fee credit due from Advisor	(1,396)	—	(1,396)	—	(1,570)	(4)	—
Total related party operating fees and reimbursements	$10,011	$10,881	$31,974	$34,216	$(1,644)		$650
______
(1) Amounts for the three and nine months ended September 30, 2020 and 2019 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts for the three and nine months ended September 30, 2020 and 2019 are included in property operating expenses in the consolidated statements of operations and comprehensive loss.
(3) Amounts for the three and nine months ended September 30, 2020 and 2019 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors and officers insurance.
(4) Balance as of December 31, 2019 includes a receivable of $0.7 million from the Advisor previously recorded in the fourth quarter of 2018, which pursuant to authorization by the independent members of the Company’s board of directors, is payable over time during 2020. The payments were received during the nine months ended September 30, 2020 with a receivable of $0.2 million remaining as of September 30, 2020. Remaining balance as of September 30, 2020 relates to the overpayment of 2019 Bonus Awards totaling $1.4 million

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 11 — Economic Dependency
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
Restricted Shares
Restricted shares are shares of common stock awarded under terms that provide for vesting over a specified period of time. Holders of restricted shares may receive non-forfeitable cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends to holders of restricted shares payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. During the nine months ended September 30, 2020, the Company granted 52,468 restricted shares to the Company’s directors. In addition, during the third quarter of 2020, the Company granted 309,475 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. The restricted shares were formally issued in October 2020 at the time the related award agreements were executed. The award to the Company’s chief financial officer was approved by the compensation committee of the Company’s board of directors upon recommendation of the Advisor. The awards to other employees were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., the Company’s chief executive officer, president and chairman. Following the grant of these awards, there remained an additional 40,525 restricted shares that may be awarded in the future pursuant to the delegation of authority to Mr. Weil. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
The restricted shares granted to the Company’s directors vest on a straight-line basis over periods of 1 year to 5 years from the date of grant and provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination therefor. All unvested restricted shares held by the Company’s directors also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability.
The restricted shares granted to employees of the Advisor or its affiliates vest in 25% increments on each of the first four anniversaries of the grant date. Except in connection with a change in control (as defined in the award agreement) of the Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited.
The following table reflects the activity of restricted shares for the nine months ended September 30, 2020:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2019	111,421	$14.52
Granted	361,943	6.80
Vested	(72,492)	14.13
Unvested, September 30, 2020	400,872	7.62
As of September 30, 2020, the Company had $2.8 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the nine months ended September 30, 2020 or 2019.
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
During the three and nine months ended September 30, 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $3.0 million and $8.9 million, respectively, and $3.0 million and $8.7 million for the three and nine

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
months ended September 30, 2019. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company had $9.5 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 0.8 years.
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
The Advisor, as the holder of the LTIP Units, is entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. For the three and nine months ended September 30, 2020, the Company paid distributions on the LTIP Units of $0.1 million and $0.3 million, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, which is recorded in the unaudited consolidated statement of changes in equity. If any LTIP Units are earned, the holder will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions paid on the Class A Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the Second A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2020 and 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 13 — Net Income (Loss) Per Share
The following table sets forth the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(7,091)	$(2,931)	$(38,047)	$1,726
Adjustments to net loss for common share equivalents	—	(278)	—	(517)
Adjusted net (loss) income attributable to common stockholders	$(7,091)	$(3,209)	$(38,047)	$1,209

Weighted-average shares outstanding — basic and diluted	108,429,315	106,139,668	108,393,269	106,097,597

Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.07)	$(0.03)	$(0.35)	$0.01

Diluted net income (loss) per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive. Conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three and nine months ended September 30, 2020 and 2019 based on shares that would be issued if the balance sheet date were the end of the measurement period, unless the effect is antidilutive. There was no impact from any of the Company’s potentially dilutive securities during the three and nine months ended September 30, 2020 due to net losses in both periods.
The Company had the following restricted shares, Class A Units, and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested restricted shares (1)	152,229	123,114	131,653	134,700
Class A Units (2)	172,921	172,921	172,921	172,921
LTIP Units (3)	4,496,796	4,496,796	4,496,796	4,496,796
Total	4,821,946	4,792,831	4,801,370	4,804,417
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 400,869 and 111,430 unvested restricted shares outstanding as of September 30, 2020 and 2019, respectively.
(2)Weighted-average number of OP Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of September 30, 2020 and 2019.
(3)Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of September 30, 2020 and 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for those described below:
Amendments to the Multi-Tenant Property Management Agreement and Multi-Tenant Leasing Agreement
On November 4, 2020, the Company entered into the Second Amendment to the Multi-Tenant Property Management Agreement and the First Amendment to the Multi-Tenant Leasing Agreement, each with the Property Manager. In light of the significant investment to be made by the Property Manager and its affiliates in property management infrastructure for the benefit of the Company and its subsidiaries, the independent directors of the Company’s board of directors unanimously agreed to amend each agreement to reflect a termination date on the later of (i) five years from the date of each amendment and (ii) the termination date of the Third A&R Advisory Agreement.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
Overview
We were incorporated on January 22, 2013, as a Maryland corporation that elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ended December 31, 2013. Our Class A common stock, is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AFIN.” In addition, our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (the “Series A Preferred Stock”), is listed on Nasdaq under the symbol “AFINP.”
We are a diversified REIT focused on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties in the United States of America (“U.S.”). We own a diversified portfolio of commercial properties comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased service retail properties, defined as single-tenant retail properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2020, we owned 885 properties, comprised of 19.0 million rentable square feet, which were 94% leased, including 852 single-tenant, net leased commercial properties (814 of which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of September 30, 2020, the total single-tenant properties comprised 69% of our total portfolio and were 59% leased to service retail tenants, and the total multi-tenant properties comprised 31% of our total portfolio and were 50% leased to experiential retail tenants, defined as tenants in the restaurants, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. We have no employees. Pursuant to our advisory agreement with the Advisor, we have retained the “Advisor to manage our affairs on a day-to-day basis. American Finance Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC, and these related parties of ours receive compensation, fees and expense reimbursements for services related to managing our business. Lincoln Retail REIT Services, LLC (“Lincoln”), and its affiliates provide services to the Advisor in connection with our multi-tenant retail properties that are not net leased. The Advisor has informed us that the Advisor has agreed to pass through to Lincoln a portion of the fees and other expense reimbursements otherwise payable to the Advisor or its affiliates by us for services rendered by Lincoln. We are not a party to any contract with, and have no obligation to, Lincoln.
Management Update on the Impacts of the COVID-19 Pandemic
The economic uncertainty created by the COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19 affecting states or regions in which we or our tenants operate, could have material and adverse effects on our business, financial condition, results of operations and cash flows. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. These factors include the following, among others:
•The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all. However, we have taken proactive steps with regard to rent collections to mitigate the impact on our business (see “—Management Actions” below).
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of September 30, 2020, our portfolio had a high occupancy level of 94.2%, the weighted average remaining term of our leases was 8.8 years (based on annualized straight-line rent) and only 7% of our leases expiring were in the next two years (based on annualized straight line rent).
•Capital market volatility and a tightening of credit standards could negatively impact our ability to obtain debt financing. However, despite capital market volatility, we closed on a $715 million loan in July 2020 secured by, among other things, a first mortgage on 368 single-tenant properties and used a portion of the proceeds to repay $497.0 million principal amount on a mortgage that was coming due in September 2020 and the remainder to repay outstanding amounts under our revolving unsecured corporate credit facility (our “Credit Facility”). We do not have any other significant debt principal repayments due in 2020.
•The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
•The negative impact of the pandemic on our results of operations and cash flows could impact our ability to comply with covenants in our Credit Facility and the amount available for future borrowings thereunder.
•The potential negative impact on the health of personnel of our Advisor, particularly if a significant number of the Advisor’s employees are impacted, could result in a deterioration in our ability to ensure business continuity.
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the third quarter of 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 92% of the original cash rent due for the third quarter 2020 across our entire portfolio, including approximately 97% from our top 20 tenants (based on the total of third quarter cash rent due across our portfolio) and approximately 94% of the original cash rent due for October 2020 across our entire portfolio. This was an improvement from the second quarter and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent. We reported total portfolio original cash rent collections of 84% due for the second quarter as of July 31, 2020, which has improved to 86% of second quarter’s original cash rent collected as of October 31, 2020. We also reported single-tenant and multi-tenant second quarter cash rent collections of 94% and 63%, respectively, as of July 31, 2020, which have improved to 95% and 67%, respectively, as of October 31, 2020. During the first quarter of 2020, we collected 99% of original cash rent.
The tables below presents cash rent collections for the third quarter of 2020 and October 2020 using cash receipts as of October 31, 2020 and therefore is inclusive of cash received in October for rent due in the third quarter of 2020. Such cash receipts are not included in cash and cash equivalents on our September 30, 2020 consolidated balance sheet. As of September 30, 2020, we had collected approximately 92% of the original cash rent due for the third quarter 2020 across our entire portfolio. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Third Quarter 2020 Cash Rent Status	Single-Tenant	Multi-Tenant	Total Portfolio
Cash rent paid (1)	97%	82%	92%
Approved agreement (2)	2%	13%	5%
Agreement negotiation (3)	—%	4%	2%
Other (4)	1%	1%	1%
	100%	100%	100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or any lease amendments thereafter prior to an approved agreement.
(2) Includes deferral agreements as well as amendments granting the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. We granted rent credits with respect to 2% of cash rent due for the third quarter of 2020. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit. A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due. The most common arrangements represent deferral of some or all of the rent due for the third quarter of 2020 with such amounts to be paid in the latter part of 2020 or early part of 2021.
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

October 2020 Cash Rent Status	Single-Tenant	Multi-Tenant	Total Portfolio
Cash rent paid	97%	82%	94%
Approved agreement (1)	2%	13%	3%
Agreement negotiation	—%	4%	2%
Other	1%	1%	1%
	100%	100%	100%
____________
(1) We granted rent credits with respect to 1% of cash rent due for October, 2020.
The total amount deferred under approved agreements, for deferral agreements, entered into through September 30, 2020, was $3.7 million and $5.9 million for the three and nine months ended September 30, 2020, respectively. The total amounts of rent credits (i.e. abatements), for abatement agreements entered into through September 30, 2020, was $2.6 million and $4.1 million for the three and nine months ended September 30, 2020, respectively. With respect to all approved agreements in 2020 that included an extension of the lease, the weighted average deferral or rent credit period was five months and $2.6 million of cash rent, in return for a weighted average extension term of 36 months and $46.7 million of future cash rent, resulting in net additional cash rent of $44.1 million to be received over the average extension term.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. Consistent with our plans to acquire additional properties, we borrowed $150.0 million and $20 million in March and April, respectively, under our Credit Facility. In July 2020, we entered into an amendment to our Credit Facility designed to provide us with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic, including certain relief from financial covenants. See Note 5 — Credit Facility for further details. Additionally, on March 30, 2020, we announced a reduction in our dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year based on shares outstanding at that time. For additional information on our financing activity during the third quarter of 2020 and subsequent to September 30, 2020, see the “Liquidity and Capital Resources - Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Properties
The following table represents certain additional information about the properties we own at September 30, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	7.6	100.0%
Walgreens I	Jul 2013	1	11	17.0	100.0%
Dollar General II	Jul 2013	2	18	7.7	100.0%
AutoZone I	Jul 2013	1	8	6.8	100.0%
Dollar General III	Jul 2013	5	46	7.6	100.0%
BSFS I	Jul 2013	1	9	3.3	100.0%
Dollar General IV	Jul 2013	2	18	5.4	100.0%
Tractor Supply I	Aug 2013	1	19	7.2	100.0%
Dollar General V	Aug 2013	1	12	7.3	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	6.2	100.0%
Family Dollar I	Aug 2013	1	8	0.7	100.0%
Lowe's I	Aug 2013	5	671	8.6	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	9.8	100.0%
Food Lion I	Aug 2013	1	45	9.1	100.0%
Family Dollar II	Aug 2013	1	8	2.7	100.0%
Walgreens II	Aug 2013	1	14	12.5	100.0%
Dollar General VI	Aug 2013	1	9	5.4	100.0%
Dollar General VII	Aug 2013	1	9	7.5	100.0%
Family Dollar III	Aug 2013	1	8	2.0	100.0%
Chili's I	Aug 2013	2	13	5.2	100.0%
CVS I	Aug 2013	1	10	5.3	100.0%
Joe's Crab Shack I	Aug 2013	1	8	6.5	100.0%
Dollar General VIII	Sep 2013	1	9	7.8	100.0%
Tire Kingdom I	Sep 2013	1	7	4.5	100.0%
AutoZone II	Sep 2013	1	7	2.7	100.0%
Family Dollar IV	Sep 2013	1	8	2.7	100.0%
Fresenius I	Sep 2013	1	6	4.8	100.0%
Dollar General IX	Sep 2013	1	9	4.6	100.0%
Advance Auto I	Sep 2013	1	11	2.7	100.0%
Walgreens III	Sep 2013	1	15	5.5	100.0%
Walgreens IV	Sep 2013	1	14	4.0	100.0%
CVS II	Sep 2013	1	16	16.3	100.0%
Arby's I	Sep 2013	1	3	7.8	100.0%
Dollar General X	Sep 2013	1	9	7.5	100.0%
AmeriCold I	Sep 2013	9	1,407	7.0	100.0%
Home Depot I	Sep 2013	2	1,315	6.3	100.0%
New Breed Logistics I	Sep 2013	1	390	1.1	100.0%
Truist Bank I	Sep 2013	19	96	7.6	100.0%
National Tire & Battery I	Sep 2013	1	11	3.2	100.0%
Circle K I	Sep 2013	19	55	8.1	100.0%
Walgreens V	Sep 2013	1	14	6.9	100.0%
Walgreens VI	Sep 2013	1	15	8.6	100.0%
FedEx Ground I	Sep 2013	1	22	2.7	100.0%
Walgreens VII	Sep 2013	8	113	8.8	100.0%
O'Charley's I (4)	Sep 2013	20	135	11.1	100.0%
Krystal I	Sep 2013	6	13	9.0	83.6%
1st Constitution Bancorp I	Sep 2013	1	3	3.3	100.0%
American Tire Distributors I	Sep 2013	1	125	3.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tractor Supply II	Oct 2013	1	23	3.0	100.0%
United Healthcare I	Oct 2013	1	400	0.7	100.0%
National Tire & Battery II	Oct 2013	1	7	11.7	100.0%
Tractor Supply III	Oct 2013	1	19	7.6	100.0%
Verizon Wireless	Oct 2013	1	4	9.0	100.0%
Dollar General XI	Oct 2013	1	9	6.6	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	2.5	100.0%
Amazon I	Oct 2013	1	79	2.8	100.0%
Fresenius II	Oct 2013	2	16	6.9	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	8.2	100.0%
Dollar General XIII	Nov 2013	1	9	5.5	100.0%
Advance Auto II	Nov 2013	2	14	2.6	100.0%
FedEx Ground II	Nov 2013	1	49	2.8	100.0%
Burger King I	Nov 2013	41	169	17.0	100.0%
Dollar General XIV	Nov 2013	3	27	7.7	100.0%
Dollar General XV	Nov 2013	1	9	8.1	100.0%
FedEx Ground III	Nov 2013	1	24	2.9	100.0%
Dollar General XVI	Nov 2013	1	9	5.2	100.0%
Family Dollar V	Nov 2013	1	8	2.5	100.0%
CVS III	Dec 2013	1	11	3.3	100.0%
Mattress Firm III	Dec 2013	1	5	7.8	100.0%
Arby's II	Dec 2013	1	4	7.6	100.0%
Family Dollar VI	Dec 2013	2	17	3.3	100.0%
SAAB Sensis I	Dec 2013	1	91	4.5	100.0%
Citizens Bank I	Dec 2013	9	31	3.3	100.0%
Truist Bank II	Jan 2014	15	79	8.3	100.0%
Mattress Firm IV	Jan 2014	1	5	3.9	100.0%
FedEx Ground IV	Jan 2014	1	59	2.7	100.0%
Mattress Firm V	Jan 2014	1	6	3.1	100.0%
Family Dollar VII	Feb 2014	1	8	3.8	100.0%
Aaron's I	Feb 2014	1	8	2.9	100.0%
AutoZone III	Feb 2014	1	7	2.5	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	1.7	100.0%
Advance Auto III	Feb 2014	1	6	3.9	100.0%
Family Dollar VIII	Mar 2014	3	25	2.8	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	7.5	100.0%
Truist Bank III (2)	Mar 2014	75	366	9.2	98.7%
Truist Bank IV	Mar 2014	9	55	9.0	100.0%
Draper Aden Associates	Mar 2014	1	78	10.2	100.0%
Church of Jesus Christ	Mar 2014	1	3	3.0	100.0%
Dollar General XVIII	Mar 2014	1	9	7.5	100.0%
Sanofi US I	Mar 2014	1	737	12.3	100.0%
Family Dollar IX	Apr 2014	1	8	3.5	100.0%
Stop & Shop I	May 2014	7	492	6.3	100.0%
Bi-Lo I	May 2014	1	56	5.3	100.0%
Dollar General XIX	May 2014	1	12	7.9	100.0%
Dollar General XX	May 2014	5	49	6.6	100.0%
Dollar General XXI	May 2014	1	9	7.9	100.0%
Dollar General XXII	May 2014	1	11	6.6	100.0%
FedEx Ground V	Feb 2016	1	46	4.8	100.0%
FedEx Ground VI	Feb 2016	1	121	4.9	100.0%
FedEx Ground VII	Feb 2016	1	42	5.0	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VIII	Feb 2016	1	79	5.1	100.0%
Liberty Crossing	Feb 2017	1	106	4.1	84.3%
San Pedro Crossing	Feb 2017	1	202	4.2	96.7%
Tiffany Springs MarketCenter	Feb 2017	1	265	5.1	85.2%
The Streets of West Chester	Feb 2017	1	237	9.8	87.0%
Prairie Towne Center	Feb 2017	1	264	5.1	80.4%
Southway Shopping Center	Feb 2017	1	182	3.4	88.6%
Stirling Slidell Centre (3)	Feb 2017	1	134	2.0	47.7%
Northwoods Marketplace	Feb 2017	1	236	4.2	97.7%
Centennial Plaza	Feb 2017	1	234	3.2	78.1%
Northlake Commons	Feb 2017	1	109	3.0	86.6%
Shops at Shelby Crossing	Feb 2017	1	236	3.2	86.9%
Shoppes of West Melbourne	Feb 2017	1	144	3.2	95.4%
The Centrum	Feb 2017	1	271	4.3	54.0%
Shoppes at Wyomissing	Feb 2017	1	103	3.3	66.2%
Southroads Shopping Center	Feb 2017	1	438	4.6	73.3%
Parkside Shopping Center	Feb 2017	1	183	3.4	87.1%
Colonial Landing	Feb 2017	1	264	5.5	93.6%
The Shops at West End (5)	Feb 2017	1	382	6.7	71.0%
Township Marketplace	Feb 2017	1	299	3.3	90.2%
Cross Pointe Centre	Feb 2017	1	226	9.0	100.0%
Towne Centre Plaza	Feb 2017	1	94	2.6	100.0%
Village at Quail Springs	Feb 2017	1	100	6.7	100.0%
Pine Ridge Plaza	Feb 2017	1	239	3.0	97.5%
Bison Hollow	Feb 2017	1	135	4.2	100.0%
Jefferson Commons	Feb 2017	1	206	6.5	97.9%
Northpark Center	Feb 2017	1	318	5.5	95.6%
Anderson Station	Feb 2017	1	244	3.8	95.4%
Patton Creek	Feb 2017	1	491	3.8	82.8%
North Lakeland Plaza	Feb 2017	1	171	4.6	98.9%
Riverbend Marketplace	Feb 2017	1	143	3.9	87.5%
Montecito Crossing	Feb 2017	1	180	4.0	79.7%
Best on the Boulevard	Feb 2017	1	205	2.9	88.5%
Shops at RiverGate South	Feb 2017	1	141	5.4	93.2%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	8.9	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	4.3	100.0%
Bob Evans I	Apr 2017	23	117	16.6	95.2%
FedEx Ground IX	May 2017	1	54	5.7	100.0%
Chili's II	May 2017	1	6	7.1	100.0%
Sonic Drive In I	Jun 2017	2	3	11.8	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	8.9	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	9.1	100.0%
FedEx Ground X	Jul 2017	1	142	6.8	100.0%
Chili's III	Aug 2017	1	6	7.1	100.0%
FedEx Ground XI	Sep 2017	1	29	6.8	100.0%
Hardee's I	Sep 2017	4	13	17.0	45.9%
Tractor Supply IV	Oct 2017	2	51	6.1	100.0%
Circle K II	Nov 2017	6	20	16.8	100.0%
Sonic Drive In II	Nov 2017	20	31	17.2	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	9.8	100.0%
Sonny's BBQ I	Jan 2018	3	19	13.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Mountain Express I	Jan 2018	9	30	17.3	100.0%
Kum & Go I	Feb 2018	1	5	7.7	100.0%
DaVita I	Feb 2018	2	13	5.4	100.0%
White Oak I (6)	Mar 2018	9	22	0	—%
Mountain Express II	Jun 2018	15	59	17.6	100.0%
Dialysis I	Jul 2018	7	65	7.6	100.0%
Children of America I	Aug 2018	2	33	12.9	79.7%
Burger King II	Aug 2018	1	3	12.9	100.0%
White Oak II (6)	Aug 2018	9	18	—	—%
Bob Evans II	Aug 2018	22	112	16.6	100.0%
Mountain Express III	Sep 2018	14	47	17.8	100.0%
Taco John's	Sep 2018	7	15	13.1	100.0%
White Oak III	Oct 2018	1	4	—	—%
DaVita II	Oct 2018	1	10	7.0	100.0%
Pizza Hut I	Oct 2018	9	23	13.1	100.0%
Little Caesars I	Dec 2018	11	19	18.3	100.0%
Caliber Collision I	Dec 2018	3	48	11.5	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	10.9	100.0%
Fresenius III	Jan 2019	6	44	6.7	100.0%
Pizza Hut II	Jan 2019	31	90	18.3	100.0%
Mountain Express IV	Feb 2019	8	28	18.3	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	18.4	100.0%
Fresenius IV	Mar 2019	1	9	11.2	100.0%
Mountain Express VI	Jun 2019	1	3	18.3	100.0%
IMTAA	May 2019; Jan 2020	12	40	18.8	100.0%
Pizza Hut III	May 2019; Jun 2019	13	47	18.7	100.0%
Fresenius V	Jun 2019	2	19	11.6	100.0%
Fresenius VI	Jun 2019	1	10	6.3	100.0%
Fresenius VII	Jun 2019	3	59	10.0	50.1%
Caliber Collision II	Aug 2019	1	19	8.5	100.0%
Dollar General XXV	Sep 2019	5	44	10.2	100.0%
Dollar General XXIV	Sep 2019; Oct 2019	9	83	13.8	100.0%
Mister Carwash I	Sep 2019	3	13	19.0	100.0%
Checkers I	Sep 2019	1	1	18.9	100.0%
DaVita III	Sep 2019; Mar 2020	2	20	8.9	100.0%
Dialysis II	Sep 2019	50	426	7.9	100.0%
Mister Carwash II	Nov 2019	2	8	19.2	100.0%
Advance Auto IV	Dec 2019; Jan 2020	14	96	8.8	100.0%
Advance Auto V	Dec 2019	11	73	8.3	100.0%
Dollar General XXVI	Dec 2019	12	114	11.6	100.0%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	19.3	100.0%
American Car Center I	Mar 2020	16	178	19.5	100.0%
BJ's Wholesale Club	Mar 2020	1	110	10.1	100.0%
Mammoth Car Wash	Mar 2020	9	56	19.5	100.0%
Mammoth Car Wash	Apr 2020	1	18	19.5	100.0%
Mammoth Car Wash	Apr 2020	1	4	19.6	100.0%
DaVita IV	Apr 2020	1	10	10.8	100.0%
GPM	Jul. 2020	32	113	15.7	100.0%
IMTAA II	Aug. 2020	6	36	14.9	100.0%
		885	19,047	8.8	94.2%

________
(1)Remaining lease term in years as of September 30, 2020. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes one property leased to Truist Bank (formerly known as SunTrust Bank, “Truist Bank”) which was unoccupied as of September 30, 2020 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Impaired during the quarter ended June 30, 2020. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(4)Includes two properties which were exchanged during the quarter ended September 30, 2020. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(5)During the three months ended September 30, 2020 a tenant in this property modified their lease to a period of percent rent based on the tenants revenue.
(6)The leases for these properties were terminated during the three months ended September 30, 2020, and, subsequent to September 30, 2020 new leases were entered into with another tenant.
Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended September 30, 2020 and 2019
We owned 692 properties for the entirety of both the three months ended September 30, 2020 and 2019 (our “Three Month Same Store”) that were 93.7% leased as of September 30, 2020. From July 1, 2019 through September 30, 2020, we acquired 193 properties (our “Acquisitions Since July 1, 2019’’) that were 100.0% leased as of September 30, 2020. From July 1, 2019 through September 30, 2020, we sold 13 properties (our “Disposals Since July 1, 2019’’).
The following table summarizes our leasing activity during the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	3	5,800	$—	$60	$22	$3.79
Lease renewals/amendments (2)	3	85,752	$187	$614	$95	$1.11
Lease terminations (3)	20	47,147	$1,844	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of September 30, 2020. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2020, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended September 30, 2020. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $7.1 million for the three months ended September 30, 2020, as compared to $2.9 million for the three months ended September 30, 2019. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive (loss) income in the sections that follow.

Property Results of Operations

	Same Store (1)			Acquisitions			Disposals			Total
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$70,287	$72,281	$(1,994)	$8,202	$250	$7,952	$—	$332	$(332)	$78,489	$72,863	$5,626
Less: Property operating	13,175	12,391	784	1,051	—	1,051	—	7	(7)	14,226	12,398	1,828
NOI	$57,112	$59,890	$(2,778)	$7,151	$250	$6,901	$—	$325	$(325)	$64,263	$60,465	$3,798
(1)Includes the two properties exchanged during the quarter ended September 30, 2020.
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
Revenue from Tenants
Revenue from tenants increased $5.6 million to $78.5 million for the three months ended September 30, 2020, compared to $72.9 million for the three months ended September 30, 2019. The increase was primarily due to incremental revenue from our Acquisitions since July 1, 2019 of approximately $8.0 million, partially offset by a decrease in our Three Month Same Store revenue of approximately $2.0 million and a decrease in revenue as a result of our Disposals Since July 1, 2019 of approximately $0.3 million, when compared to the same quarter last year.
The decrease in the Three Month Same Store revenue includes decreased revenues from our multi-tenant portfolio of $1.4 million, decreased revenues from terminated leases in the quarter of $0.8 million, higher bad debt expense of $0.1 million as compared to third quarter of 2019, which is recorded as a reduction of revenue from tenants, partially offset by $0.7 million of below market lease intangible liability write-offs pertaining to two multi-tenant lease terminations, which were recorded as an addition to revenue from tenants. The decreased multi-tenant revenue is due to abatements granted in relation to the COVID-19 pandemic which reduced revenues by approximately $0.3 million and lower multi-tenant occupancy during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The higher bad debt expense in the third quarter of 2020 was due to our assessment of receivables due from tenants which have been most significantly impacted by the COVID-19 pandemic that they may not pay. For additional information on our revenue recognition policy and details on the factors included in our assessment, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $1.8 million to $14.2 million for the three months ended September 30, 2020 compared to $12.4 million for the three months ended September 30, 2019. This increase was driven by an increase of $1.1 million from our Acquisitions Since July 1, 2019 and an increase of approximately $0.8 million in Three Month Same Store properties.
Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees include a base management fee, which has a fixed and variable portion and a variable incentive management fee. These asset management fees paid to the Advisor increased $0.4 million to $6.9 million for the three months ended September 30, 2020, compared to $6.5 million for the three months ended September 30, 2019, primarily due to an increase in the variable portion of the base management fee due to our equity issuances. The variable portion of the base management fee is calculated on a monthly basis as an amount equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity based compensation) from and after February 16, 2017. The variable portion of the base management fee will increase in connection with future issuances of equity securities. There was no variable incentive management fee earned during the three months ended September 30, 2020 and $0.1 million was recorded during the three months ended September 30, 2019. In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through at lease the remainder of 2020. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We did not record any impairment charges during the three months ended September 30, 2020 or 2019.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased $1.0 million to $1.5 million for the three months ended September 30, 2020, compared to $0.5 million for the three months ended September 30, 2019. The increase was primarily due to higher prepayment penalties related to the defeasance fee paid in connection with our refinancing of a mortgage loan secured by three single-tenant properties leased to Sanofi US Services Inc. in September 2020 as well as other transaction costs related to our July 2020 mortgage loan and concurrent amendment to our Credit Facility. The prepayment penalties related to mortgages during the three months ended September 30, 2020 and 2019 were $0.6 million and $0.3 million, respectively, and the increase in transaction costs related to the our debt refinancings and dead deals during the third quarter of 2020 was $0.7 million.
Equity-Based Compensation
During the three months ended September 30, 2020 and 2019, we recorded non-cash equity-based compensation expense of $3.2 million and $3.2 million, respectively, relating to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units of limited partnership designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2018 pursuant to a multi-year outperformance agreement with the Advisor (the “2018 OPP”). For additional details on the restricted shares, as well as the 2018 OPP and the LTIP Units, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense decreased $0.2 million to $3.3 million for the three months ended September 30, 2020, compared to $3.6 million for the three months ended September 30, 2019. This decrease was due to the reduction of expense related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.4 million. For additional details on these awards, see Note 10— Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q. This decrease was partially offset by higher legal expenses incurred during the three months ended September 30, 2020 of $0.2 million related to negotiating and executing agreements with tenants arising from non-payment of rent (see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information), as well as higher transfer agent and insurance costs of $0.8 million. As tenants resume paying rent in full, we expect that legal expenses will decrease and return to previous levels.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.1 million to $35.0 million for the three months ended September 30, 2020, compared to $29.9 million for the three months ended September 30, 2019. Depreciation and amortization expense was impacted by an increase of $1.9 million from our Three Month Same Store properties and an increase of $3.2 million related to our Acquisitions Since July 1, 2019, partially offset by a decrease of $0.1 million from our Disposals since July 1, 2019. The increase in our Three Month Same Store depreciation was primarily due to leasing intangible write-offs related to a tenant’s lease termination at 19 of our properties totaling $3.0 million, partially offset by the non-recurrance of depreciation and amortization of assets written off of $1.1 million in the prior year period.
Gain on Sale/Exchange of Real Estate Investments
During the three months ended September 30, 2020 we did not sell any properties. However, we recorded a $2.2 million gain related to a non-monetary exchange of two properties then owned by us for two different properties not then owned by us pursuant to a tenant’s exercise of its right to substitute properties under its lease. During the three months ended September 30, 2019, we sold two properties for an aggregate contract price of $6.6 million, resulting in aggregate gains on sale of $1.9 million.
Interest Expense

Interest expense increased $2.3 million to $20.9 million for the three months ended September 30, 2020, compared to $18.6 million for the three months ended September 30, 2019. This increase was due to higher average mortgage notes payable and Credit Facility balances during the three months ended September 30, 2020 and a higher average balance on our Credit Facility when compared to the average balance for the three months ended September 30, 2019, partially offset by lower interest rates on our Credit Facility.
During the three months ended September 30, 2020 and 2019, the average outstanding balances on our mortgage notes payable were $1.5 billion and $1.2 billion, respectively, and our average outstanding balance under our Credit Facility was $349.1 million and $316.0 million, respectively. For the three months ended September 30, 2020 and 2019, the weighted-average interest rates on our mortgage notes payable were 4.15% and 4.55% and the weighted-average interest rates on our Credit Facility were 2.54% and 4.16%, respectively.
Other Income
Other income was $0.9 million and $48,000 for the three months ended September 30, 2020 and 2019. Other income for the three months ended September 30, 2020 includes the receipt of approximately $0.8 million of funds disbursed to us for permitting the early release of a pre-acquisition tenant improvement escrow account, which had not been previously funded by us, in connection with the release of a mortgage loan encumbering a property as part of refinancing the mortgage loan on September 4, 2020 (see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of the Nine Months Ended September 30, 2020 and 2019
We owned 595 properties for the entirety of both the nine months ended September 30, 2020 and 2019 (our “Nine Month Same Store”), that were 93.7% leased as of September 30, 2020. Additionally, during 2019 and the three quarters of 2020, we acquired 290 properties (our “Acquisitions Since January 1, 2019”), that were 98.6% leased as of September 30, 2020. During 2019 and the three quarters ended September 30, 2020, we sold 31 properties (our “Disposals Since January 1, 2019”).
The following table summarizes our leasing activity during the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	19	582,166	$—	$10,111	$602	$1.03
Lease renewals/amendments (2)	41	405,805	4,758	5,755	394	0.97
Lease terminations (3)	28	87,210	2,300	—	—	—
________
(1)Annualized rental income on a straight-line basis as of September 30, 2020. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2020, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the nine months ended September 30, 2020. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information— see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to stockholders was $38.0 million for the nine months ended September 30, 2020, as compared to net income of $1.7 million for the nine months ended September 30, 2019. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.

Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$195,133	$211,582	$(16,449)	$32,688	$8,356	$24,332	$166	$3,575	$(3,409)	$227,987	$223,513	$4,474
Less: Property operating	36,660	38,213	(1,553)	2,381	84	2,297	8	74	(66)	39,049	38,371	678
NOI	$158,473	$173,369	$(14,896)	$30,307	$8,272	$22,035	$158	$3,501	$(3,343)	$188,938	$185,142	$3,796
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
Revenue from Tenants
Revenue from tenants increased $4.5 million to $228.0 million for the nine months ended September 30, 2020, compared to $223.5 million for the nine months ended September 30, 2019. The increase was primarily due incremental income from our Acquisitions Since January 1, 2019 of approximately $24.3 million, partially offset by a decrease in our Nine Month Same Store revenue of approximately $16.4 million and a decrease in revenue from our Disposals Since January 1, 2019 of $3.4 million, when compared to the same quarter last year.
The decrease in our Nine Month Same Store revenue reflects the impact of the termination fee, net, of $7.6 million recorded during the nine months ended September 30, 2019 and higher bad debt expense of $2.7 million recorded in the nine months ended September 30, 2020, which is recorded as a reduction of revenue from tenants, partially offset by $1.9 million of below market lease intangible liability write-offs for the nine months ended September 30, 2020 pertaining to two multi-tenant lease terminations, which were recorded as an addition to our Nine Month Same Store revenue. The decrease is also due to the revenue decreases arising from lease terminations of $1.1 million, and a decrease in multi-tenant revenue of $6.2 million due to abatements granted due to the COVID-19 pandemic and lower multi-tenant occupancy during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The higher bad debt expense in the nine months ended September 30, 2020 was due to our assessment of receivables due from tenants which have been most significantly impacted by the COVID-19 pandemic that they may not pay. For additional information on our revenue recognition policy and details on the factors included in our assessment, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q.
Property Operating Expenses
Property operating expense increased $0.7 million to $39.0 million for the nine months ended September 30, 2020, compared to $38.4 million for the nine months ended September 30, 2019. This increase was primarily driven by an increase of $2.3 million from our Acquisitions since January 1, 2019, partially offset by decreases from our Nine Month Same Store properties of $1.6 million and a decrease of $0.1 million from our Disposals Since January 1, 2019. The decrease in Nine Month Same Store properties was mainly due to lower property management fees of $0.8 million and lower landscaping fees of $0.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Additionally, the decrease was impacted by an out-of-period adjustment of $0.9 million recorded in the first quarter of 2019 (see Note 2 — Summary of Significant Accounting Policies to out consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information). This decrease was partially offset by increased insurance costs as a result of new requirements from our refinancing and additional tax costs due to properties becoming vacant of $0.6 million in the nine months ended September 30, 2020.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.8 million to $20.7 million for the nine months ended September 30, 2020, compared to $18.9 million for the nine months ended September 30, 2019 primarily due to an increase in the fixed portion of the base management fee from $22.5 million to $24.0 million annually, effective February 17, 2019, as well as an increase in the variable portion of the base management fee due to our equity issuances, partially offset by the decrease in the incentive fee of $0.1 million recorded in the nine months ended September 30, 2019 which did not recur in the nine months ended September 30, 2020. Please see “Comparison of the Three Months Ended September 30, 2020 and 2019” above and Note

10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recorded $11.5 million of impairment charges for the nine months ended September 30, 2020 related to one of our multi-tenant held-for-use properties. We recognized $0.8 million of impairment charges during the nine months ended September 30, 2019, of which $0.7 million related to one property classified as held for use September 30, 2020, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.1 million of impairment charges were recorded upon classification of properties as assets held for sale during the nine months ended September 30, 2020, to adjust the properties to their fair value less estimated cost of disposal. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $0.5 million to $2.7 million for the nine months ended September 30, 2020, compared to $3.2 million for the nine months ended September 30, 2019. The decrease was due to lower prepayment charges on mortgages related to our dispositions and refinancings during the nine months ended September 30, 2020, as compared to the prior year quarter. The prepayment charges on mortgages were $0.8 million and $2.2 million during the nine month periods ended September 30, 2020 and 2019, respectively. This decrease was partially offset by an increase in litigation costs of $0.2 million and an increase in transaction costs of $0.7 million relating to costs associated with our July 2020 Credit Facility amendment, and dead deals which occurred in 2020. For further details on litigation costs, please see Note 9 — Commitments and Contingencies to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Equity-Based Compensation
During the nine months ended September 30, 2020 and 2019, we recorded non-cash equity-based compensation expense of $9.7 million and $9.5 million, respectively, relating to restricted shares granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units granted pursuant to the 2018 OPP. For additional details regarding the restricted shares and the 2018 OPP, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense decreased $0.6 million to $15.5 million for the nine months ended September 30, 2020, compared to $16.1 million for the nine months ended September 30, 2019. The decrease was due to the reduction of expense related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.4 million and decreased transfer agent costs of $0.7 million, as well as reduced professional fees of $0.6 million. For additional details on the 2019 bonus awards, see Note 10— Related Party Transactions and Agreements to our consolidated financial statements included in this Quarterly Report on Form 10-Q. This decrease was partially offset by an increase in legal expenses of $2.1 million related to negotiating and executing agreements with tenants arising from non-payment of rent (see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information). As tenants resume paying rent in full, we expect that legal expenses will decrease and return to previous levels.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $11.8 million to $104.7 million for the nine months ended September 30, 2020, compared to $92.9 million for the nine months ended September 30, 2019. Depreciation and amortization expense was impacted by an increase of $10.0 million related to our Acquisitions Since January 1, 2019 and $3.5 million from our Nine Month Same Store properties, partially offset by a decrease of $1.7 million from our Disposals Since January 1, 2019. The increase in our Nine Month Same Store depreciation was primarily due to the write-off of tenant improvements at one of our properties. During the second quarter of 2020, a health club-based tenant in one of our properties declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. In addition, improvements being made by the tenant were not paid for and we accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations.
Goodwill Impairment
During the nine months ended September 30, 2019, we fully impaired the $1.6 million of goodwill recorded in connection with the completion of our merger (the “Merger”) with American Realty Capital–Retail Centers of America, Inc. (“RCA”) in February 2017, as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of our real estate and market-based factors.
Gain on Sale/Exchange of Real Estate Investments
During the nine months ended September 30, 2020, we sold six properties for an aggregate contract price of $13.3 million, resulting in aggregate gains on sale of $4.3 million. In addition, we recorded a $2.2 million gain related to a non-monetary exchange of two properties then owned by us for two different properties not then owned by us pursuant to a tenant’s exercise of its right to substitute properties under its lease, resulting in a total gain on sale of $6.5 million recorded in our consolidated statements of operations and comprehensive (loss) income. During the nine months ended September 30, 2019, we sold 20 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $115.4 million, resulting in aggregate gains on sale of $19.2 million.
Interest Expense
Interest expense decreased $0.2 million to $58.8 million for the nine months ended September 30, 2020, compared to $59.0 million for the nine months ended September 30, 2019. This decrease was primarily due to lower interest rates on our Credit Facility. Additionally, in the nine months ended September 30, 2019, $1.5 million of swap termination costs were incurred as well as $6.0 million in deferred financing amortization, an increase of $1.7 million compared to the nine months ended September 30, 2020 resulting from the repayment of mortgage debt. These decreases were partially offset by higher average mortgage notes payable and Credit Facility balances during the nine months ended September 30, 2020 and a higher average balance on our Credit Facility when compared to the average balance for the nine months ended September 30, 2019.
During the nine months ended September 30, 2020 and 2019, the average outstanding balances on our mortgage notes payable were $1.4 billion and $1.2 billion, respectively, and our average outstanding balance under our Credit Facility was $400.5 million and $334.0 million, respectively. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rates on our mortgage notes payable were 4.15% and 4.55% and the weighted-average interest rates on our Credit Facility were 2.88% and 4.16%, respectively.
Other Income
Other income was $1.0 million for the nine months ended September 30, 2020, compared to $3.3 million for the nine months ended September 30, 2019. The decrease was primarily due to the fact that during the nine months ended September 30, 2019 we received insurance reimbursements for costs incurred related to litigation arising out of the Merger and claims on property damage. Other income for the nine months ended September 30, 2020 includes the receipt of approximately $0.8 million of funds disbursed to us for permitting the early release of a pre-acquisition tenant improvement escrow account, which had not been previously funded by us, in connection with the release of a mortgage loan encumbering a property as part of refinancing the mortgage loan on September 4, 2020 (see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Our cash flows from provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $69.8 million during the nine months ended September 30, 2020 and consisted of net loss of $27.2 million, adjusted for non-cash items of $118.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $15.5 million, a decrease in deferred rent of $0.9 million, an increase in accounts payable and accrued expenses of $5.0 million and an increase in prepaid expenses and other assets of $11.0 million.
Our cash flows from operating activities was $78.2 million during the nine months ended September 30, 2019 and consisted of net income of $5.5 million, adjusted for non-cash items of $85.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, the increase in the straight-line rent receivable, net, of $5.5 million, the decrease in deferred rent of $3.1 million and the decrease in accounts payable and accrued expenses of $0.6 million were partially offset by an increase in prepaid expenses and other assets of $3.4 million.

Cash Flows from Investing Activities
The net cash used in investing activities during the nine months ended September 30, 2020 of $160.0 million consisted primarily of cash paid for investments in real estate and other assets of $158.0 million, capital expenditures of $6.9 million and deposits for real estate acquisitions of $1.8 million, partially offset by cash received from the sale of real estate investments, (net of mortgage loans repaid) of $6.7 million.
The net cash used in investing activities during the nine months ended September 30, 2019 of $345.9 million consisted primarily of cash paid for investments in real estate and other assets of $365.4 million, capital expenditures of $9.2 million partially offset by cash received from the sale of real estate investments, (net of mortgage loans repaid) of $25.8 million and deposits for real estate acquisitions of $2.9 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $89.9 million during the nine months ended September 30, 2020 consisted primarily of net borrowings on our Credit Facility of $27.3 million and net proceeds received from the issuance of Series A Preferred Stock of $19.5 million, partially offset by cash dividends paid to holders of Class A common stock of $76.0 million, cash dividends paid to holders of our Series A Preferred Stock of $10.5 million and payments of financing costs and deposits of $30.2 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic has caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. Following the amendment to our Credit Facility in July 2020, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, which may limit our ability to use proceeds from the Credit Facility for these purposes. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) or other offerings of debt or equity securities. The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
As of September 30, 2020, we had cash and cash equivalents of $86.3 million and availability for future borrowings under our Credit Facility was $64.4 million. As of December 31, 2019 we had cash and cash equivalents of $81.9 million availability for future borrowings under our Credit Facility was $150.9 million.
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

Mortgage Notes Payable and Credit Facility
As of September 30, 2020, we had $1.5 billion of mortgage notes payable outstanding and $305.9 million outstanding under our Credit Facility. As of September 30, 2020, our net debt to gross asset value ratio was 42.0%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of September 30, 2020, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.03% and 2.79% respectively. Based on debt outstanding as of September 30, 2020, future anticipated principal payments on our mortgage notes payable for the remainder of 2020 and the year ended December 31, 2021 are $39.0 million and $76.5 million, respectively.
On September 4, 2020, we borrowed $125.0 million from a syndicate of regional banks led by BOK Financial. The syndicated balance sheet loan is secured by three of our single-tenant buildings located in Bridgewater, New Jersey that serve as the U.S. headquarters for Sanofi US Services Inc. At closing, all net proceeds from the loan and approximately $2.6 million in cash on hand were used to repay the previously outstanding mortgage indebtedness encumbering the property. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by swap agreement. The loan is interest-only with the principal due at maturity on September 4, 2025. We may prepay the loan in whole or in part at any time.
On July 24, 2020, we entered into a new $715.0 million mortgage loan which is secured by, among other things, a first mortgage on 368 single-tenant properties located in 41 states and the District of Columbia and totaling approximately 7.1 million square feet. The loan bears interest at a fixed rate of 3.743% and matures on August 6, 2025. The loan requires payments of interest only, with the principal balance due on the maturity date. At closing, of the approximately $697.1 million of net proceeds from the loan after fees and expenses, $696.2 million was used to repay $499.0 million for a mortgage loan originally scheduled to mature in September 2020, bearing an interest rate of 4.36% per annum, and the remainder was used to repay outstanding amounts under our Credit Facility. Of the 368 single-tenant properties secured by the new loan, 223 properties were previously collateral for the mortgage loan that was originally scheduled to mature in September 2020, and all but one of the remaining properties were part of the borrowing base under our Credit Facility.
As of September 30, 2020, we had $3.9 billion in gross real estate assets, at cost, and we had pledged $2.8 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.0 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility and therefore, is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility. The remaining gross real estate assets, at cost of approximately $184.7 million are unencumbered and are not part of the borrowing base under the Credit Facility.
Credit Facility - Terms and Capacity
As of September 30, 2020 and December 31, 2019, we had $305.9 million and $333.1 million, respectively, outstanding under our Credit Facility. Our Credit Facility provides for commitments for aggregate revolving loan borrowings and includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of September 30, 2020, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period, (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 will generally be decreased by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and will be increased during the other fiscal quarters of the Adjustment Period. As of September 30, 2020, we had a total borrowing capacity under the Credit Facility of $370.3 million based on the value of the borrowing base under the Credit Facility, and of this amount, $305.9 million was outstanding under the Credit Facility as of September 30, 2020 and $64.4 million remained available for future borrowings.
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
LIBOR likely will only be available in substantially its current form until the end of 2021. To transition from LIBOR under the Credit Facility, we anticipate that we will either utilize the Base Rate or negotiate a replacement reference rate for LIBOR with the lenders in accordance with the terms of the Credit Facility.
Acquisitions and Dispositions — Three and Nine Months Ended September 30, 2020
One of our primary uses of cash during the three and nine months ended September 30, 2020 was for acquisitions of properties.
During the nine months ended September 30, 2020, we acquired 72 properties for an aggregate purchase price of $158.0 million, including capitalized acquisition costs. The acquisitions of 38 of these properties for $55.8 million, including capitalized acquisition costs, was completed during the three months ended September 30, 2020. The acquisitions during the nine months ended September 30, 2020 were funded through a combination of draws on the Credit Facility, proceeds from the issuance and sale of Series A Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the nine months ended September 30, 2020, we sold six properties, for an aggregate contract price of $13.3 million, excluding disposition related costs. We did not dispose of any properties during the three months ended September 30, 2020. In connection with sales made during the nine months ended September 30, 2020, we repaid $5.6 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $6.7 million.
Acquisitions and Dispositions — Subsequent to September 30, 2020
We have entered into definitive purchase and sale agreements (“PSAs”) to acquire an additional 36 properties for an aggregate contract purchase price of approximately $63.1 million. The PSAs are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate using cash on hand, which we expect will include cash from prior borrowings under our Credit Facility, proceeds from future dispositions of properties and proceeds from borrowings (including mortgage borrowings and additional borrowings under our Credit Facility) to fund the consideration required to complete these acquisitions. During the Adjustment Period, (i) all properties acquired with proceeds from the borrowings under the Credit Facility must be added to the borrowing base, and (ii) we are prohibited from acquiring any multi-tenant properties and from making certain other investments.
With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we are taking a prudent stance with our acquisition pipeline and are carefully determining appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.
We have entered into a PSA to dispose of one SunTrust property for a contract purchase price of $0.4 million. The PSA is subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
During the nine months ended September 30, 2020, we sold 802,459 shares under the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, after commissions paid of approximately $0.3 million.
We did not sell any shares under the Class A Common Stock ATM Program during the nine months ended September 30, 2020.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the nine months ended September 30, 2020 and the year ended December 31, 2019, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the nine months ended September 30, 2020 is as follows:

(In thousands)	Nine Months Ended September 30, 2020
Capital Expenditures
Revenue enhancing	$6,969
Prairie Towne Tenant Improvements (1)	3,111
Maintenance	356
Total Capital Expenditures	10,436
Leasing commissions	1,133
Total	$11,569
________
(1)During the second quarter of 2020, this tenant declared bankruptcy and vacated its space while in the process of improving the space. As a result, we wrote off this amount, representing $0.8 million already reimbursed to the tenant for these improvements, and $2.3 million in accruals to pay liens on the property by the tenant’s contractors for improvements being made by the tenant that were not paid for. For more information see Tenant Improvements Write-Off in Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Also, as of September 30, 2020 and December 31, 2019, we had $0.0 million and $3.1 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the Merger. These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out of the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
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
Accounting Treatment of Rent Deferrals
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on second quarter 2020 lease amendments). As a result of relief granted by the FASB and SEC related to lease modification accounting, we do not expect rental revenue used to calculate Net Income and NAREIT FFO to be significantly impacted by these types of deferrals. In addition, since we currently believe that these amounts are collectible, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.

The tables below reflect the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders (in accordance with GAAP)	$(7,091)	$(2,931)	$(38,047)	$1,726
Impairment charges	—	—	11,502	827
Depreciation and amortization	34,951	29,901	104,729	92,911
Gain on sale of real estate investments	(2,178)	(1,933)	(6,456)	(19,171)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(51)	(45)	(174)	(121)
FFO (as defined by NAREIT) attributable to common stockholders (1)	25,631	24,992	71,554	76,172
Acquisition, transaction and other costs (2)	1,507	489	2,680	3,235
Litigation cost reimbursements related to the Merger (3)	—	—	(9)	(1,948)
Legal fees and expenses — COVID-19 lease disputes (4)	16	—	258	—
Amortization (accretion) of market lease and other intangibles, net	(1,652)	(2,503)	(4,933)	(6,065)
Straight-line rent	(7,743)	(2,716)	(15,450)	(5,478)
Straight-line rent (rent deferral agreements) (5)	2,209	—	4,291	—
Amortization of mortgage discounts (premiums) on borrowings, net	(521)	(839)	(1,670)	(2,472)
Equity-based compensation	3,235	3,217	9,693	9,506
Amortization of deferred financing costs, net and change in accrued interest	2,782	725	5,484	5,116
Goodwill impairment (6)	—	—	—	1,605
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	1	3	(2)	(3)
AFFO attributable to common stockholders (1)	$25,465	$23,368	$71,896	$79,668
___________
(1)FFO and AFFO for the nine months ended September 30, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO, consistent with what we believe to be general industry practice.
(2)Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger.
(3)Included in “Other income” in our consolidated statement of operations and comprehensive loss.
(4)Reflects legal costs incurred during the three and nine months ended September 30, 2020 related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second quarter of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what the we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
(5)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our balance sheet but are considered to be cash, for purposes of AFFO, that is expected to be collected.
(6)This is a non-cash item and is added back as it is not considered a part of operating performance.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$8,714	$3,869	$—	$(19,674)	$(7,091)
Asset management fees to related party	—	—	—	6,918	6,918
Impairment of real estate investments	—	—	—	—	—
Acquisition, transaction and other costs	662	4	—	841	1,507
Equity-based compensation	—	—	—	3,235	3,235
General and administrative	108	—	—	3,204	3,312
Depreciation and amortization	31,673	3,278	—	—	34,951
Interest expense	18,169	—	—	2,702	20,871
Gain on sale of real estate investments	(2,178)	—	—	—	(2,178)
Other income	(36)	—	—	(835)	(871)
Preferred Stock dividends	—	—	—	3,619	3,619
Net loss attributable to non-controlling interests	—	—	—	(10)	(10)
NOI	$57,112	$7,151	$—	$—	$64,263
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,835	$170	$2,161	$(19,097)	$(2,931)
Asset management fees to related party	—	—	—	6,545	6,545
Impairment of real estate investments	—	—	—	—	—
Acquisition, transaction and other costs	266	—	—	223	489
Equity-based compensation	—	—	—	3,217	3,217
General and administrative	310	—	—	3,263	3,573
Depreciation and amortization	29,724	80	97	—	29,901
Goodwill impairment	—	—	—	—	—
Interest expense	15,800		—	2,769	18,569
Gain on sale of real estate investments	—	—	(1,933)	—	(1,933)
Other income	(45)	—	—	(3)	(48)
Preferred Stock dividends	—	—	—	3,079	3,079
Net loss attributable to non-controlling interests	—	—	—	4	4
NOI	$59,890	$250	$325	$—	$60,465

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$6,305	$17,408	$4,409	$(66,169)	$(38,047)
Asset management fees to related party	—	—	—	20,741	20,741
Impairment charges	11,502	—	—	—	11,502
Acquisition and transaction related	1,061	4	—	1,615	2,680
Equity-based compensation	—	—	—	9,693	9,693
General and administrative	975	85	5	14,439	15,504
Depreciation and amortization	91,897	12,810	22	—	104,729
Interest expense	49,007	—	—	9,771	58,778
Gain on sale of real estate investments	(2,178)	—	(4,278)	—	(6,456)
Other income	(96)	—	—	(908)	(1,004)
Preferred Stock dividends	—	—	—	10,857	10,857
Net income attributable to non-controlling interests	—	—	—	(39)	(39)
NOI [1]	$158,473	$30,307	$158	$—	$188,938
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
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2019:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$37,332	$5,447	$20,167	$(61,220)	$1,726
Asset management fees to related party	—	—	—	18,918	18,918
Impairment charges	—	—	827	—	827
Acquisition and transaction related	2,294	—	—	941	3,235
Equity-based compensation	—	—	—	9,506	9,506
General and administrative	1,045	10	3	15,017	16,075
Depreciation and amortization	88,417	2,815	1,679	—	92,911
Goodwill impairment	—	—	—	1,605	1,605
Interest expense	45,551	—	—	13,453	59,004
Gain on sale of real estate investments	—	—	(19,171)	—	(19,171)
Other income	(1,270)	—	(4)	(1,986)	(3,260)
Preferred stock dividends	—	—	—	3,751	3,751
Net income attributable to non-controlling interests	—	—	—	15	15
NOI	$173,369	$8,272	$3,501	$—	$185,142

Dividends and Distributions
Since listing our Class A common stock on Nasdaq in July 2018 and through March 31, 2020, we paid dividends on our Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, our board of directors approved a reduction in our annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with our April 1 dividend declaration. Historically, and through September 30, 2020, we declared dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Accordingly, consistent with its peers, we anticipate paying future dividends authorized by our board of directors on shares of our Class A common stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85. The amount of dividends payable on our common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Pursuant to the Credit Facility, there are restrictions on our ability to pay distributions, including cash dividends on equity securities (including the Series A Preferred Stock). On November 4, 2019, we entered into an amendment to the Credit Facility easing these restrictions and the amendment to the Credit Facility we entered into in July 2020 also eased these restrictions during the Adjustment Period. During the Adjustment Period, (i) we are permitted to continue to pay dividends on the Series A Preferred Stock and Class A common stock at the current annualized per-share rates without satisfying any further tests for the fiscal quarter ended June 30, 2020 and the fiscal quarter ended September 30, 2020, and (ii) we will generally be permitted to pay dividends on the Series A Preferred Stock and Class A common stock and other distributions in an aggregate amount of up to 105% of annualized MFFO (as defined in the Credit Facility) for a look-back period of two consecutive fiscal quarters for the fiscal quarter ending December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If this level of liquidity is not maintained, the applicable threshold percentage of MFFO will be 95% instead of 105%. Following the Adjustment Period, we will generally be permitted to pay dividends on the Series A Preferred Stock and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized MFFO for a look-back period of four consecutive fiscal quarters if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not maintained, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.
During the Adjustment Period, we may not repurchase shares by tender offer or otherwise. Following the Adjustment Period, we will be able to make repurchases if we satisfy a maximum leverage ratio after giving effect to the repurchase and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The amendment to the Credit Facility entered into in July 2020, and effective as of April 1, 2020, was designed to provide us with additional flexibility during the Adjustment Period to continue addressing the adverse impacts of the COVID-19 pandemic. There is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility. Our ability to pay dividends in the future and maintain compliance with the restrictions on the payment of dividends in our Credit Facility depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. If we fail to do so (and we are not otherwise able to increase the amount of cash we have available to pay dividends and other distributions), our ability to comply with the restrictions on the payment of dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay.
During the nine months ended September 30, 2020, cash used to pay dividends on our common stock, preferred stock, distributions for LTIP Units and distributions for limited partnership units designated as “Class A Units” that correspond to each share of our Class A common stock, was generated from cash flows provided by operations and cash on hand, which consisted of proceeds from financings and sales of real estate investments. If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources. There can be no assurance that other sources will be available on favorable terms, or at all. Further, to the extent compliance with the restriction on the payment of dividends in our Credit Facility requires us to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $125.0 million, our ability to incur additional indebtedness and use cash that would otherwise be available to us will be limited. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.

The following table shows the sources for the payment of dividends and other cash distributions:

	Three Months Ended						Nine Months Ended September 30, 2020
	March 31, 2020		June 30, 2020		September 30, 2020
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount		Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,831		$23,058		$23,062		$75,951		87.4%
Cash dividends paid to preferred stockholders	3,300		3,619		3,618		10,537		12.1%
Cash distributions on LTIP Units	123		97		95		315		0.4%
Cash distributions on Class A Units	48		36		37		121		0.1%
Total dividends and other cash distributions paid	$33,302		$26,810		$26,812		$86,924		100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$24,080	72.3%	$25,164	93.9%	$20,581	76.8%	$69,825	(1)	80.3%
Available cash on hand	9,222	27.7%	1,646	6.1%	6,231	23.2%	17,099	(1)	19.7%
Total source of dividend and other cash distributions coverage	$33,302	100.0%	$26,810	100.0%	$26,812	100.0%	$86,924		100.0%

Cash flows provided by operations (GAAP basis)	$24,080		$25,164		$20,581		$69,825
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,153)		$(21,803)		$(7,091)		$(38,047)

(1) Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2020, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at September 30, 2020, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Part 1 - Item 1 - Note 9, “Commitments and Contingencies,” in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and we direct your attention to those risk factors, in addition to the new summary section we are including below.
Summary Risk Factors
The following is a summary of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, and represent a summary of the principal factors that make an investment in us speculative or risky:
•All of our executive officers are also officers, managers, employees or holders of a direct or indirect controlling interest in the Advisor or other entities under common control with AR Global. As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor’s compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these entities and us, which could negatively impact our operating results.
•The trading price of our Class A common stock and Series A Preferred Stock, may fluctuate significantly.
•Lincoln, which provide services to the Advisor in connection with our retail portfolio, faces conflicts of interest in allocating its employees’ time between providing real estate-related services to the Advisor and other programs and activities in which they are presently involved or may be involved in the future.
•The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers, as well as store closures and changes in consumer behavior resulting from or relating to the COVID-19 pandemic.
•Our rental revenue is dependent upon the success and economic viability of our tenants.
•We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
•Provisions in our Credit Facility may limit our ability to pay dividends on our Class A common stock and our Series A Preferred Stock and currently prohibit us from repurchasing shares.
•We have not generated, and in the future may not generate, operating cash flows sufficient to fund all of the dividends we pay our stockholders, and, as such, we may be forced to fund dividends from other sources, including borrowings, which may not be available on favorable terms, or at all.
•We may be unable to pay or maintain cash dividends at the current rate and provisions in our Credit Facility currently restrict us from increasing dividends over time.
•We are obligated to pay fees, which may be substantial, to the Advisor and its affiliates.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the U.S. from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.
•Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
•We may fail to continue to qualify to be treated as a REIT, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our Series A Preferred Stock or Class A common stock and our cash available for dividends.

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
The impact of the COVID-19 pandemic has been rapidly evolving. In many states and cities where our tenants operate their businesses and where our properties are located, preventative measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities and social distancing measures that have resulted in closure and limitations on the operations of many businesses. A number of our tenants operate businesses that require in-person interactions with their customers, such as restaurants that have closed their businesses or had a reduction in activity. Even for businesses that have not closed or have closed and reopened, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact the ability of our tenants to pay their rent obligations to us when due.
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
For our office tenants, limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter.
The COVID-19 pandemic has triggered a decrease in global economic activity. While economies have begun to reopen, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic continue to persist. A sustained downturn in the U.S. economy and reduced consumer spending as well as reduced consumer activity at brick-and-mortar commercial establishments due to the prolonged and continuing existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during the significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.
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
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We collected 86% of cash rent due for the second quarter 2020 as of October 31, 2020. We collected approximately 92% of the original cash rent due for the third quarter 2020 and 94% of the original cash rent due for October 2020 under our various leases as of October 31, 2020. We also entered into rent deferral or abatement agreements representing approximately 5% of the cash rent that would have been due in the third quarter of 2020 and 3% of the cash rent that would have been due in October 2020, which has primarily been deferred until 2021. The impact of the COVID-19 pandemic on the amount of cash rent that we collect going forward cannot be determined at present and the third quarter 2020 results may not be indicative of any future period. In addition, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. In addition, we may enter into additional rent deferral or abatement agreements in the future.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances particularly if mandatory closures or reduced hours are prolonged or if customer traffic continues to be adversely impacted.

Furthermore, if we declare any tenants in default for non-payment of rent or other potential breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
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
In addition to the impacts on us related to the impacts on our tenants described above, the COVID-19 pandemic has also impacted us in other ways and could have a significant adverse effect on our business, financial condition and results of operations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:
•difficulty accessing debt and equity capital on favorable terms, or at all, due to the severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital, or increase the cost of capital, necessary to fund the purchase of properties and meet other capital requirements, such as refinancing maturing liabilities on a timely basis, or at all, and paying dividends, and may have similar effects on our tenants and their ability to fund their business operations and meet their obligations to us;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could have an impact on the overall amount of capital being invested in real estate and could result in price or value decreases for real estate assets, which could negatively impact the value of our assets and may result in future acquisitions generating lower overall economic returns;
•the volatility in the global stock markets caused by the COVID-19 pandemic and its effects on our stock price could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
•we may reduce the number of properties we seek to acquire in the future and, following the amendment to our Credit Facility in July 2020, we are not permitted to acquire multi-tenant properties during the Adjustment Period;
•if we are not able to generate sufficient cash from operations, we may have to further reduce the amount of dividends we pay or identify other financing sources, and there can be no assurance that other sources will be available on favorable terms, or at all;
•during the Adjustment Period, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, and we are required to maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $100.0 million, which could limit our ability to incur additional indebtedness and use cash that would otherwise be available to us;
•to the extent compliance with the restriction on the payment of dividends in our Credit Facility requires us to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents, and amounts available for future borrowings under our Credit Facility of not less than $125.0 million, our ability to incur additional indebtedness and use cash that would otherwise be available to us will be limited.
•our dependence on maintaining sufficient availability under our Credit Facility to fund the purchase of properties and meet other capital requirements and maintain compliance with restrictions on the payment of dividends in our Credit Facility;
•decreases in cash rent collected from our tenants may decrease the availability of future borrowings under our Credit Facility;
•if we are unable to comply with financial covenants and other obligations under of our Credit Facility and other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity, and there can be assurance that our lenders will consent to any amendment, such as the amendment entered into in July 2020, necessary to maintain compliance with our Credit Facility;
•we have and may continue to recognize impairment charges on our assets;
•one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•with respect to our leases, we may be required to record reserves on previously accrued amounts in cases where it is subsequently concluded that collection is not probable;
•difficulties completing capital improvements at our properties on a timely basis, on budget or at all, could affect the value of our properties;
•our ability to ensure business continuity in the event our Advisor’s continuity of operations plan is not effective or is improperly implemented or deployed during a disruption;
•increased operating risks resulting from changes to our Advisor’s operations and remote work arrangements, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•increased operating risks resulting from changes to Lincoln’s operations, including its personnel, which may adversely impact real estate-related services provided by Lincoln with respect to our multi-tenant retail properties; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. In addition to the risk factors contained herein, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

We may be unable to terminate our advisory agreement or our multi-tenant property management and leasing agreements, even for poor performance by our Advisor or Property Manager.
We have limited rights to terminate our Advisor and, with respect to management of our multi-tenant properties, our Property Manager. Our advisory agreement with our Advisor does not expire until April 29, 2035, is automatically extended for successive 20-year terms upon expiration and may only be terminated under limited circumstances. Our multi-tenant property management and leasing agreements will expire on the later of (i) November 4, 2025 and (ii) the termination date of our advisory agreement, and may only be terminated for cause prior to the end of the term. Our termination rights under our advisory agreement and our multi-tenant property management and leasing agreements are limited, which will make it difficult for us to renegotiate the terms of these agreements or replace our Advisor or Property Manager even for poor performance by our Advisor or Property Manager or if the terms of these agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares purchased during the three months ended September 30, 2020.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendments to the Multi-Tenant Property Management Agreement and Multi-Tenant Leasing Agreement
On November 4, 2020, we entered into the Second Amendment to the Multi-Tenant Property Management Agreement and the First Amendment to the Multi-Tenant Leasing Agreement, each with the Property Manager. In light of the significant investment to be made by the Property Manager and its affiliates in property management infrastructure for the benefit of us and our subsidiaries, the independent directors of our board unanimously agreed to amend each agreement to reflect a termination date on the later of (i) five years from the date of each amendment and (ii) the termination date of the Third A&R Advisory Agreement.
The foregoing description of the amendments does not purport to be a complete description and is qualified in its entirety by reference to the amendments, copies of which are filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 5, 2020

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (11)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
3.4 (3)	Articles Supplementary relating to election to be subject to Section 3-803 of MGCL
3.5 (4)	Articles of Amendment relating to reverse stock split, dated July 3, 2018
3.6 (4)	Articles of Amendment relating to par value decrease, dated July 3, 2018
3.7 (4)	Articles of Amendment relating to common stock name change, dated July 3, 2018
3.8 (4)	Articles Supplementary relating to reclassification of common stock, dated July 3, 2018
3.9 (5)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on September 18, 2018
3.10 (6)	Certification of Notice of American Finance Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on December 20, 2018
3.11 (7)	Articles Supplementary designating 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share
3.12 (8)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated May 8, 2019.
3.13 (9)	Articles Supplementary classifying additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, dated September 6, 2019
3.14 (10)	Articles Supplementary designating additional shares of 7.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated October 4, 2019
3.15 (11)	Articles Supplementary for Series B Preferred Stock
10.1 (12)	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender
10.2 (12)	Limited Recourse Guaranty, dated as of July 24, 2020, by American Finance Operating Partnership, L.P. in favor of Column Financial, Inc.
10.3 (12)	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc.
10.4 (12)	Property Management and Leasing Agreement, dated as of July 24, 2020, by and among the parties identified on Exhibit A thereto and American Finance Properties, LLC
10.5 (12)	Third Amendment to Credit Agreement and Consent, entered into as of July 24, 2020 and effective as of April 1, 2020, among American Finance Operating Partnership, L.P., a Delaware limited partnership, Genie Acquisition, LLC, American Finance Trust, Inc., the other guarantors party thereto, the lenders party thereto, and BMO Harris Bank N.A., as administrative agent
10.6 *	Form of Restricted Share Award Agreement
10.7 *	First Amendment, dated as of August 27, 2020, to Amended and Restated Property Management and Leasing Agreement, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership L.P. and American Finance Properties, LLC
10.8 *	First Amendment, dated as of November 4, 2020, to Amended and Restated Leasing Agreement, by and between American Finance Trust, Inc. and American Finance Properties, LLC
10.9 *	Second Amendment, dated as of November 4, 2020, to Amended and Restated Property Management Agreement, by and among American Finance Trust, Inc., American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

EXHIBITS INDEX

Exhibit No.	Description
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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