Form 10-K
period 2020-12-31
American Finance Trust, Inc
filed 2021-02-25
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	AFIN	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	AFINP	The Nasdaq Global Select Market
7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	AFINO	The Nasdaq Global Select Market
Preferred Stock Purchase Rights		The Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $861.7 million based on the closing sales price on the Nasdaq Global Select Market as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 18, 2021, the registrant had 108,837,209 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2020
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).
ii

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2020, we owned 920 properties, comprised of 19.3 million rentable square feet, which were 93.9% leased, including 887 single-tenant net leased commercial properties (849 of which are leased to retail tenants) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2020, the total single-tenant properties comprised 70% of our total portfolio and were 60% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our total portfolio and were 50% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Investment Strategy
In addition to focusing on acquiring a diversified portfolio of commercial real estate properties with the tenants and other attributes noted above we also focus on:
•acquiring and owning service-oriented retail properties or experiential retail tenants that we believe are more resistant to e-commerce and the factors impacting traditional retail;
•maintaining high portfolio occupancy with a balance of service retail single-tenant assets featuring long-term leases;
•targeting a leverage level of not more than 45% loan-to-value at the time of acquisition; and
•maintaining diversity by tenant as well as a geographic location and lease term.
There is no limit on the number, size or type of properties that we may acquire. The number and mix of properties depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Since we acquired all of the multi-tenant properties in our portfolio in February 2017 in our merger with American Realty Capital - Retail Centers of America, Inc. which was sponsored and advised by affiliates of American Finance Advisors, LLC (the “Advisor”), we have not acquired any additional multi-tenant properties. We do not currently intend to acquire additional multi-tenant properties in the future. Moreover, pursuant to the provisions in our revolving unsecured corporate credit facility (our “Credit Facility”), we are prohibited from acquiring additional multi-tenant properties until after March 31, 2021. We may also acquire or own properties through joint ventures with third parties although we do not presently have any of these arrangements. We do not intend to develop or redevelop properties. In evaluating prospective investments, our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types. Our Advisor has substantial discretion to select specific investments, subject to approval by our board of directors, including any related guidelines.
Tenants and Leasing
We seek to lease space at our properties to “investment grade” rated tenants. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of December 31, 2020, approximately 61.5% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 50.4% with actual investment grade ratings and 11.1% with implied investment grade ratings, and approximately 31.2% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 20.2% with actual investment grade ratings and 11.0% with implied investment grade ratings.
We do not have any leases or contracts with governmental entities. We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2020, our portfolio was 93.9% occupied.

Our business is generally not seasonal.
Financing Strategies and Policies
We use various sources to fund our business, including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. These sources have recently consisted of: (1) equity offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; and (3) draws on our revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Harris Bank N.A.. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein for a discussion of how we have funded our capital needs. We expect to raise additional equity capital and borrow additional monies in the future to fund our capital needs, including future acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See Note 7 - Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information. We may reevaluate and change our investing or financing policies in our board’s sole discretion.
COVID-19 Update
As discussed, in more detail in other sections of this Annual Report, the COVID-19 pandemic has impacted, and is expected to continue to impact, us and our operations. Because of the rigorous underwriting standards used by our Advisor and our focus on credit worthy tenants, we collected 99%, 87%, 93% and 96% of cash rent due for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively, as of February 15, 2021. In addition, we collected 99% of cash rent due for the quarter ended December 31, 2020 from our top 20 tenants, 99% from our single-tenant portfolio and 88% from our multi-tenant portfolio (based on annualized rental income on a straight-line basis as of December 31, 2020). For additional information on our rent collection efforts, including deferral or abatement agreements, see Item 7. Management’s Discussion and Analysis -Management Update on the Impacts of the COVID-19 Pandemic.
Organizational Structure
Substantially all of our business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, American Finance Properties, LLC (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
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
Competition
The commercial real estate market is highly competitive. We compete for tenants in all of our markets based on various factors that include location, rental rates, security, suitability of the property’s design to a tenant’s needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete for acquisitions with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, sovereign wealth funds, mutual funds, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants.

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us and increase prices, which will lower yields, making it more difficult for us to acquire new investments on attractive terms.
Regulations - General
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Regulations - Environmental
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
Human Capital Resources
We are an externally managed company and thus have no employees. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into agreements with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager, and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address at www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.americanfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends and they may also impact the trading price of our Class A common stock and our preferred stock.

Summary Risk Factors
•We may be unable to acquire properties on advantageous terms or our property acquisitions may not perform as we expect.
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses.
•Provisions in our Credit Facility may limit our ability to pay dividends on our Class A common stock, our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series A Preferred Stock”) and our 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series C Preferred Stock”) and currently prohibit us from repurchasing shares.
•If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
•Inflation may have an adverse effect on our investments.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•Our tenants may not be diversified including by industry type or geographic location.
•The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers.
•We depend on the Advisor and Property Manager to provide us with executive officers , key personnel and all services required for us to conduct our operations.
•All of our executive officers face conflicts of interest, such as conflicts created by the terms of our agreements with the Advisor and compensation payable thereunder, conflicts allocating investment opportunities to us, and conflicts in allocating their time and attention to our matters. Conflicts that arise may not be resolved in our favor and could result in actions that are adverse to us.
•We have long-term agreements with our Advisor and its affiliates that may be terminated only in limited circumstances.
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We may incur additional indebtedness in the future.
•The stockholder rights plan adopted by our board of directors, our classified board and other aspects of our corporate structure and Maryland law may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Restrictions on share ownership contained in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
•We may fail to continue to qualify as a REIT.

Risks Related to Our Properties and Operations
We may be unable to enter into contracts for and complete property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
Our goal is to grow through acquiring additional properties, and pursuing this investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive;
•we may not successfully manage and lease the properties we acquire to meet our expectations or market conditions may result in future vacancies and lower-than expected rental rates;

•we may be unable to obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;
•we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•agreements to acquire properties are typically subject to customary conditions to closing that may or may not be completed, and we may spend significant time and money on potential acquisitions that we do not consummate;
•the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing operations; and
•we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown.
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments, but there can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
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
The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our tenants operate their businesses and where our properties are located, measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities and social distancing measures that have resulted in closure and limitations on the operations of many businesses impacting a number of our tenants. For businesses that have not closed or have closed and reopened, concerns regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due.
Closures by anchor tenants may, among other things, give tenants with co-tenancy provisions the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could further threaten their on-going ability to continue paying rent and remain solvent.
Additionally, a decrease in consumer traffic to retail, gyms, fitness studios and other businesses that require in-person interactions could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. For our office tenants, limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio if a significant number of businesses continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter. In addition, the COVID-19 pandemic has also led to disruptions in operations at manufacturing facilities and distribution centers in many countries, which could impact supply chains and the operations of certain of our tenants, further impacting their revenues and ability to pay rent when due.
The COVID-19 pandemic has triggered a decrease in global economic activity. A sustained downturn in the U.S. economy and reduced consumer spending at brick-and-mortar commercial establishments due to the prolonged and continuing existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during the significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not have been eligible for or may not have been successful in securing funds under government stimulus programs during 2020 and may similarly be unsuccessful in securing funds under any other government stimulus programs in the future.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We had collected 99%, 87%, 93% and 96% of cash rent due for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively, as of February 15, 2021. We also entered into rent deferral or abatement agreements (see Item 7. Management’s Discussion and Analysis for additional information). There is no assurance that we will be able to collect the cash rent that is due in future months including amounts deferred thus far. We may also enter into additional rent deferral or abatement agreements in the future.
The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in the future periods cannot be determined at present. We may face defaults and additional requests for rent deferrals or abatements or other allowances particularly if mandatory closures or reduced hours are prolonged or reinstated or if customer traffic continues to be adversely impacted. Furthermore, if we declare any tenants in default for not paying rent or for other breaches of their leases with us, we might not be able to fully recover and may experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us. Our ability to recover amounts under the terms of our leases may also be restricted or delayed due to moratoriums imposed by various jurisdictions on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates.
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
In addition, the COVID-19 pandemic may impact us in other ways due to, among other factors:
•difficulty accessing debt and equity capital on favorable terms, or at all if global financial markets become disrupted or unstable or credit conditions deteriorate;
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
•the volatility in the global stock markets caused by the COVID-19 pandemic and its effects on our stock price could dilute our stockholders’ interest in us if we sell addition equity securities at prices less than the prices our stockholders paid for their shares;
•we may reduce the number of properties we seek to acquire;
•we may have to recognize further impairment charges on our assets;
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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed or are or may be developed in the future, the efficacy of on-going efforts to distribute and administer available vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation has changed and could continue to change rapidly and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and cash flow. In addition many of the other risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
We may have to reduce dividend payments or identify other financing sources to pay dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock or our Series A Preferred Stock and Series C Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to either our Series A or Series C Preferred Stock must be paid upon redemption of the applicable shares. Our ability to pay dividends in the future and maintain compliance with the restrictions on paying dividends in our Credit Facility, described herein, depends on our ability to generate sufficient cash flows from operations and “MFFO” as defined in the Credit Facility. If we are not able to do so, our ability to comply with the restrictions on paying dividends in our Credit Facility may be adversely affected, and we might be required to reduce the amount of dividends we pay.
Our Credit Facility, contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and the Series C Preferred Stock). We are generally be permitted to pay dividends on the Series C Preferred Stock, the Series A Preferred Stock and Class A common stock and other distributions in an aggregate amount of up to 105% of annualized MFFO (as defined in the Credit Facility) for a look-back period of two consecutive fiscal quarters for the fiscal quarter ended December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If we do not satisfy this requirement, the applicable threshold percentage of MFFO is 95% instead of 105%.After March 31, 2021, we will generally be permitted to pay dividends on the Series C Preferred Stock, the Series A Preferred Stock and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized MFFO for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT. In November 2019 and July 2020 we entered into amendments to the Credit Facility easing the restrictions on distributions therein. There is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility.
During the year ended December 31, 2020, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, distributions for units of limited partnership designated as LTIP Units (“LTIP Units”) and distributions for limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations and cash on hand, which consisted of proceeds from financings and sales of real estate investments. We are required to begin paying dividends on the Series C Preferred Stock in April 2021. If we need to continue to identify financing sources other than operating cash flows to continue to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
Complying with the restriction on the payment of dividends and other distributions in our Credit Facility may limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.
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

Thus, our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chairman and chief executive officer. In February 2021, Katie P. Kurtz resigned as our chief financial officer, treasurer and secretary, and our board of directors unanimously elected Jason Doyle as assistant secretary, effective immediately, and as chief financial officer, treasurer and secretary, effective upon Ms. Kurtz’s resignation. The effective date of Ms. Kurtz’s resignation will be determined at a later date, but will not occur until after completing our financial reporting for the fiscal year ended December 31, 2020. Ms. Kurtz will remain in each of her positions until her resignation becomes effective. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel, and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
Any adverse changes in the financial condition or financial health of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder its ability to successfully manage our operations and assets. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor, or its affiliates or other companies advised by our Advisor or its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
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
As reliance on technology has increased, so have the risks posed to those systems. Our Advisor and other parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our Advisor and other parties that provide us with services are continuously working, including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure they provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Furthermore, a security breach or other significant disruption involving the information technology networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines or missed permitting deadlines;
•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•adversely impact our reputation among our tenants and investors generally.
There can be no assurance that the measures adopted by our Advisor and other parties that provide us with services essential to our operations will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes.
Our operating results and value of our properties are subject to risks associated with economic and regulatory changes including:
•changes in general, economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of mortgage financing on favorable terms, or at all;
•changes in tax, real estate, environmental and zoning laws; and
•the possibility that one or more of our tenants will be unable to pay their rental obligations.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
A major tenant, including a tenant with leases in multiple locations, may fail to make rental payments to us, because of a deterioration of its financial condition or otherwise, or may choose not to renew its lease.
Our ability to generate cash from operations depends on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. Our tenants may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent these rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If any of the foregoing were to occur, it could result in the termination of the tenant’s lease(s) and the loss of rental income attributable to the terminated lease(s). If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all. Furthermore, the consequences to us would be exacerbated if one of our tenants with leases in multiple locations were to terminate or default its leases.
We rely significantly on three major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2020, the following major tenants (including, for this purpose, their affiliates) accounted for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Tenant	December 31, 2020
Sanofi US	6.1%
Truist Bank	6.0%
Fresenius	5.2%
Therefore, a default or lease termination by any of these tenants could have a material adverse effect on our cash flow. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant’s financial condition or a decline in the credit rating of the tenant may result in a decline in the value of our investments.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2020, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2020
Georgia	10.2%
Florida	7.0%
New Jersey	6.7%
Ohio	6.3%
North Carolina	6.2%
South Carolina	5.9%
Alabama	5.3%
As of December 31, 2020, our tenants operated in 46 states and the District of Columbia. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•climate change;
•increased telecommuting and use of alternative workplaces;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased insurance premiums.
Market and economic challenges may adversely impact us.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties and the availability or the terms of financing. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. These market and economic challenges include:
•decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;
•widening credit spreads as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;
•reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan-to-value ratio upon which lenders are willing to lend, or make it difficult for us to refinance our debt;
•a decrease in the market value of our properties, which may limit our ability to obtain debt financing secured by our properties;
•a need for us to establish significant provisions for losses or impairments; and
•reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments.

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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends or other distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the debtor in possession or the bankruptcy trustee will assume our lease and that our cash flow and the amounts available for dividends or other distributions to our stockholders will not be adversely affected.
A sale-leaseback transaction may be recharacterized in a tenant’s bankruptcy proceeding.
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
A property may have vacancies either due to the continued default of tenants under their leases or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash flow. In addition, because market values of properties depend principally upon the value of their leases, the resale value of properties with prolonged vacancies could decline significantly.
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
To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. The impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time.
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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay greater amounts for insurance due to changes in cost and availability, this could would reduce our cash flow.
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
We own properties in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. Because many of our properties are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise in a material amount.
In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to access capital markets.
Real estate-related taxes may increase and, if these increases are not passed on to tenants, our cash flow may be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on the same basis. Increases not passed through to tenants would increase our expenses and could reduce our cash flow.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs.
Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash flow we generate.
We compete with third parties in acquiring properties and other investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments we may generate lower returns on our investments.
Our properties face competition for tenants.
Our properties face competition for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents we are able to charge. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This type of competition could also require us to make capital improvements to properties that we would not have otherwise made or lower rental rates in order to retain tenants.
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
In some instances, we may sell our properties by providing financing to purchasers. In these cases, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our cash flow.
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
We may incur costs associated with complying with the Americans with Disabilities Act.
Our properties are subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that our properties do not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses which could be material.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues and returns.
Based on annualized rental income on a straight-line basis as of December 31, 2020, 38.5% of our single-tenant portfolio and 68.8% of our anchor tenants in our multi-tenant portfolio are not evaluated or ranked by credit rating agencies, or are ranked below “investment grade,” which includes both actual investment grade ratings of the tenant and “implied investment grade” ratings which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. “Implied investment grade” ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants for our single-tenant portfolio, 50.4% have actual investment grade ratings and 11.1% have “implied investment grade” ratings. Of our “investment grade” tenants for our anchor tenants in the multi-tenant portfolio, 20.2% have actual investment grade ratings and 11.0% have “implied investment grade” ratings.
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
We may in the future acquire or originate mortgage debt loans, mezzanine loans, preferred equity or securitized loans, commercial mortgage-backed securities (“CMBS”), preferred equity and other higher-yielding structured debt and equity investments. Doing so would expose us not only to the risks and uncertainties we are currently exposed to through our direct investments in real estate but also to additional risks and uncertainties attendant to investing in and holding these types of investments, such as:
•risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments;
•increased competition from entities engaged in mortgage lending and, or investing in our target assets;
•deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments;
•difficulty in redeploying the proceeds from repayments of our existing loans and investments;
•the illiquidity of certain of these investments;
•lack of control over certain of our loans and investments;
•the potential need to foreclose on certain of the loans we originate or acquire, which could result in losses additional risks, including the risks of the securitization process, posed by investments in CMBS and other similar structured finance investments, as well as those we structure, sponsor or arrange;
•use of leverage may create a mismatch with the duration and interest rate of the investments that we financing;
•risks related to the operating performance or trading price volatility of any publicly-traded and private companies primarily engaged in real estate businesses we invest in; and
•the need to structure, select and more closely monitor our investments such that we continue to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Risks Related to Retail Properties
Retail conditions may adversely affect our income.
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
We own a portfolio of 33 multi-tenant retail properties that are not subject to net leases representing 30% of our annualized rental income on a straight-line basis as of December 31, 2020. Multi-tenant retail properties are subject to increased risk relating to the operation and management of the property, including:
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
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. There can be no assurance that our strategy of building a diverse portfolio focused on properties leased to service retail and experiential retail tenants, to better insulate us from the effects online commerce has had on some retail operators that lease space in properties like ours, will be successful. The shift to online shopping, which has accelerated and may further accelerate due to the COVID-19 pandemic, may nonetheless cause declines in brick and mortar sales generated by certain of our tenants and may cause certain of our tenants to reduce the size or number of their retail locations in the future.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may compete for tenants with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our cash flow. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased rental income from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
Several of our properties may rely on tenants who are in similar industries or who are affiliated with certain large companies, which would magnify the effects of downturns in those industries, or companies and have a disproportionate adverse effect on the value of our investments.
Certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2020, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2020
Healthcare	9.9%
Gas/Convenience	9.8%
Retail Banking	7.4%
Quick Service Restaurant	6.2%
Pharmaceuticals	6.1%
Discount Retail	5.3%
Specialty Retail	5.1%
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
If an anchor tenant vacates its space for any reason and we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant. There can be no assurance that any re-leasing of a vacated space, either to a single new anchor tenant or to more than one tenant, will be on comparable terms to the prior lease, which could adversely affect our cash flow.

Risks Related to Debt Financing
Our level of indebtedness may increase our business risks.
As of December 31, 2020, we had total outstanding indebtedness of approximately $1.8 billion. In addition, we may incur additional indebtedness in the future for various purposes. The amount of this indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or debt on favorable terms or at all, whether to refinance maturing debt, to fund acquisitions, to fund dividends or for other corporate purposes;

•limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and
•making us more vulnerable to economic or industry downturns, including interest rate increases.
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
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of a subsidiary entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
The Credit Facility, and certain of our other indebtedness, contains restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
The Credit Facility (as defined herein) contains various customary operating covenants, including a restricted payments covenant that limits our ability to declare or pay dividends or other distributions on, or to purchase or redeem, any of our equity interests, with certain permitted exceptions as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in the nature of our business. The Credit Facility also contains for example financial covenants limiting our consolidated leverage and consolidated secured leverage, requiring us to maintain a minimum fixed charge coverage ratio, limiting our other recourse debt to total asset value, and requiring us to maintain a minimum net worth. Until March 31, 2021, (i) all properties acquired with proceeds from borrowings under the Credit Facility must be added to the borrowing base, and (ii) we are prohibited from acquiring any multi-tenant properties and from making certain other investments. We are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by us. In addition, we may not fund certain share repurchases, unless we satisfy a maximum leverage ratio after giving effect to the payments and have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40 million; provided that until March 31, 2021, the Company is not permitted to repurchase shares by tender offer or otherwise. Until March 31, 2021 we are also required to maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $100.0 million as of the end of each month. All of these requirements could limit our ability to incur additional indebtedness, limit operating flexibility and use cash that would otherwise be available to us. Decreases in cash rent collected from our tenants may decrease the availability of future borrowings under our Credit Facility. If we are unable to comply with financial covenants and other obligations under our Credit Facility or other debt agreements, including restrictions on the payment of dividends under our Credit Facility, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity. There can be assurance that our leaders will consent to any amendment, such as the amendment entered into in July 2020, necessary to maintain compliance with our Credit Facility. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
As of December 31, 2020, approximately 17% of our $1.8 billion in total gross outstanding debt was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”) and not fixed by swap. In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. To transition from LIBOR under the Credit Facility, we will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent.
The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness. While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to me, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If there is a disruption in the debt markets, our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets may be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness. Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and could negatively impact the value of our assets.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of these individuals are also the executive officers or key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, Global Net Lease or “GNL,” an entity advised by affiliates of our Advisor seeks, like us, to invest in sale-leaseback transactions involving single-tenant net-leased commercial properties, in the U.S. An investment opportunity allocation agreement to which we and GNL are parties states that we will have the first opportunity to acquire one or more domestic retail or distribution properties with a lease duration of ten years or more and that GNL will be given first opportunity to acquire office or industrial properties. However, there can be no assurance the executive officers and real estate professionals at our Advisor or its affiliates will not direct attractive investment opportunities for which we do not have contractual priority to GNL, or other entities advised by affiliates of AR Global.

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
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other entities advised by affiliates of AR Global. Our Advisor may have conflicts of interest in determining which entity advised by affiliates of AR Global enters into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Due to the role of our Advisor and its affiliates, agreements and transactions between the co-venturers with respect to any joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in entities related AR Global.
All of our executive officers, and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager or other entities under common control with AR Global. In addition, all of our executive officers and some of our directors serve in similar capacities for other entities advised by affiliates of our Advisor. As a result, they have duties to each of these entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities; (b) compensation to our Advisor and Property Manager; (c) our purchase of properties from, or sale of properties to, entities advised by affiliates of our Advisor; and (d) investments with entities advised by affiliates of our Advisor. Conflicts of interest may hinder our ability to implement our business strategy.
We would be required to pay a substantial internalization fee and would not have the right to retain our executive officers or other personnel of our Advisor who currently manage our day-to-day operations if we internalize our management functions.
If we internalize our management functions by becoming self-managed, we would be required to pay a substantial internalization fee to our Advisor. We also would not have any right to retain our executive officers or other personnel of our Advisor who currently manage our day to day operations. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
We have only limited rights to terminate our advisory agreement and multi-tenant management and leasing agreements.
We have limited rights to terminate our Advisor, and, with respect to management of our multi-tenants properties, our Property Manager. Our advisory agreement with our Advisor does not expire until April 29, 2035, is automatically extended for successive 20-year terms upon expiration and may only be terminated under limited circumstances. Our multi-tenant property management and leasing agreements will expire on the later of (i) November 4, 2025; and (ii) the termination date of our advisory agreement, and may only be terminated for cause prior to the end of the term. Because our termination rights under our advisory agreement and our multi-tenant property management and leasing agreements are limited, it may be difficult for us to renegotiate the terms of these agreements or replace our Advisor or Property Manager even for poor performance by our Advisor or Property Manager or if the terms of these agreement are no longer consistent with the terms generally available to externally-managed REITs for similar services.
Our Advisor faces conflicts of interest relating to the structure of the compensation it may receive.
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are achieved. The variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, under our multi-year outperformance agreement with the Advisor, the Advisor is entitled to earn LTIP Units if certain performance conditions are met over a three-year performance period that began in July 2018. These arrangements, coupled with the fact that the Advisor does not maintain a significant equity interest in us, may result in the Advisor taking actions or recommending investments that are riskier or more speculative than an advisor with a more significant investment in us might take or recommend. In addition, these fees reduce the cash available for investment or other corporate purposes.

Risks Related to Our Corporate Structure
The trading prices of our Class A common stock and preferred stock may fluctuate significantly.
The trading prices of our Class A common stock, Series A Preferred Stock and Series C Preferred Stock may be volatile and subject to significant price and volume fluctuations in response to market and other factors, and they are impacted by various factors, many of which are outside our control. Among the factors that could affect these trading prices are:
•our financial condition and performance;
•our ability to grow through property acquisitions, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;
•the financial condition of our tenants, including tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•the amount and frequency of dividends that we pay;
•additional sales of equity securities, including Class A common stock, Series A Preferred Stock or Series C Preferred Stock, or the perception that additional sales may occur;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•our reputation and the reputation of AR Global and its affiliates or other entities advised by AR Global and its affiliates;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates and exchange rates;
•changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analyst revenue or earnings estimates;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of investment in our shares by institutional investors;
•the extent of short-selling of our shares;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020.
Moreover, although shares of both the Series A Preferred Stock and Series C Preferred Stock are listed on The Nasdaq Global Select Market (“Nasdaq”), there can be no assurance that the trading volume for these shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of our preferred stock have at a fixed dividend rate, their respective trading prices in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of our preferred stock to demand a higher yield on their investment which could adversely affect the market price of those securities.
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
The stockholder rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
In April 2020, our board of directors adopted a stockholder rights plan and authorized dividend of one preferred share purchase right expiring April 2021 for each outstanding share of our Class A common stock. In February 2021, the expiration date of these rights was extended to April 12, 2024. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Class A common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our Class A common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our Class A common stock without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.
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
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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
Our bylaws provide that, unless we consent to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation (the “MGCL”), or any successor provision thereof, including, without limitation, (i) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (c) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350 million shares of stock, consisting of 300 million shares of Class A common stock, par value $0.01 per share and 50 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2020, we had the following stock issued and outstanding: (i) 108,837,209 shares of Class A common stock; (ii) 7,842,008 shares of Series A Preferred Stock; and (iii) 3,535,700 shares of Series C Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock and our Series C Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock or Series C Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of our board of directors. The issuance of additional shares of our Class A common stock could dilute the interests of the holders of our Class A common stock, and any issuance of shares of preferred stock senior to our Class A common stock, such as our Series A Preferred Stock or Series C Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Class A common stock. The issuance of additional shares of preferred stock ranking equal or senior to our Series A or Series C Preferred Stock, including preferred stock convertible into shares of our Class A common stock, could dilute the interests of the holders of Class A common stock Series A Preferred Stock or Series C Preferred Stock and any issuance of shares of preferred stock senior to our Series A Preferred Stock or C Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock or Series C Preferred Stock. These issuances could also adversely affect the trading price of our Class A common stock, Series A Preferred Stock or Series C Preferred Stock.
We may issue shares in public or private offerings in the future, including shares of our Class A common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder. We may also issue shares if our Advisor earns any of the LTIP Units it currently holds at the end of the three-year performance period that began in July 2018. LTIP Units are convertible into Class A Units after they have been earned and subject to several other conditions. Class A Units may be redeemed on a one-for-one basis for, at our election, shares of Class A common stock or the cash equivalent thereof. We may also issue Class A Units to sellers of properties we acquire. We also may issue shares of our Class A common stock, Series A Preferred Stock or Series C Preferred Stock pursuant to our existing at-the-market programs or any similar future program.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The issuance of additional equity securities could adversely affect stockholders.
The terms of our outstanding preferred stock, and the terms other preferred stock we may issue, may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The change of control conversion and redemption provisions contained in provisions governing both our Series A and Series C Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, the holders of both the Series A Preferred Stock and the Series C Preferred Stock will, under certain circumstances, have the right to convert some of or all their respective shares of Series A Preferred Stock and Series C Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration). Under these circumstances we will also have a special optional redemption right to redeem shares of Series A Preferred Stock and Series C Preferred Stock. The provisions of our Series A and Series C Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
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
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our board of directors determines doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as any taxable REIT subsidiaries (“TRSs”), which are subject to full U.S. federal, state, local and foreign corporate-level income tax. Any taxes we pay directly or indirectly will reduce our cash flow.
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
We will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, our TRSs may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our Class A Common Stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions with respect to our Class A Common Stock that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of shares of our Class A Common Stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Class A Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025.
However, a portion of the amounts that we pay to our stockholders generally may (1) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Our stockholders may have tax liability on distributions that they elect to reinvest in shares of our common stock, but they would not receive the cash from such distributions to pay such tax liability.
Stockholders who participate in the DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the distributions reinvested in shares of our common stock to the extent the distributions were not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the distributions reinvested in shares of our common stock pursuant to the DRIP.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of shares of our stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of shares of our stock.
Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in shares of our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.
The share ownership restrictions for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of the issued and outstanding shares of our stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate outstanding shares of our stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for shares of our stock or otherwise be in the best interests of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly owned by a “qualified foreign pension fund,” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. and (b) the non-U.S. stockholder does not own more than 10% of any class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if: (a) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the five-year period ending on the date of the sale.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock, or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table represents certain additional information about the properties we owned at December 31, 2020:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
Dollar General I	Apr 2013; May 2013	2	18	7.3	100.0%
Walgreens I	Jul 2013	1	11	16.8	100.0%
Dollar General II	Jul 2013	2	18	7.4	100.0%
AutoZone I	Jul 2013	1	8	6.6	100.0%
Dollar General III	Jul 2013	5	46	7.4	100.0%
BSFS I	Jul 2013	1	9	3.1	100.0%
Dollar General IV	Jul 2013	2	18	5.2	100.0%
Tractor Supply I	Aug 2013	1	19	6.9	100.0%
Dollar General V	Aug 2013	1	12	7.1	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	6.0	100.0%
Family Dollar I	Aug 2013	1	8	0.5	100.0%
Lowe's I	Aug 2013	5	671	8.5	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	9.5	100.0%
Food Lion I	Aug 2013	1	45	8.8	100.0%
Family Dollar II	Aug 2013	1	8	2.5	100.0%
Walgreens II	Aug 2013	1	14	12.3	100.0%
Dollar General VI	Aug 2013	1	9	5.2	100.0%
Dollar General VII	Aug 2013	1	9	7.3	100.0%
Family Dollar III	Aug 2013	1	8	1.7	100.0%
Chili's I	Aug 2013	2	13	4.9	100.0%
CVS I	Aug 2013	1	10	5.1	100.0%
Joe's Crab Shack I	Aug 2013	1	8	6.2	100.0%
Dollar General VIII	Sep 2013	1	9	7.6	100.0%
Tire Kingdom I	Sep 2013	1	7	4.2	100.0%
AutoZone II	Sep 2013	1	7	2.4	100.0%
Family Dollar IV	Sep 2013	1	8	2.5	100.0%
Fresenius I	Sep 2013	1	6	4.5	100.0%
Dollar General IX	Sep 2013	1	9	4.3	100.0%
Advance Auto I	Sep 2013	1	11	2.5	100.0%
Walgreens III	Sep 2013	1	15	5.2	100.0%
Walgreens IV	Sep 2013	1	14	3.8	100.0%
CVS II	Sep 2013	1	16	16.1	100.0%
Arby's I	Sep 2013	1	3	7.5	100.0%
Dollar General X	Sep 2013	1	9	7.3	100.0%
AmeriCold I	Sep 2013	9	1,407	6.7	100.0%
Home Depot I	Sep 2013	2	1,315	6.1	100.0%
New Breed Logistics I	Sep 2013	1	390	5.3	100.0%
Truist Bank I	Sep 2013	19	96	7.4	100.0%
National Tire & Battery I	Sep 2013	1	11	2.9	100.0%
Circle K I	Sep 2013	19	55	7.8	100.0%
Walgreens V	Sep 2013	1	14	6.7	100.0%
Walgreens VI	Sep 2013	1	15	8.3	100.0%
FedEx Ground I	Sep 2013	1	22	2.4	100.0%
Walgreens VII	Sep 2013	8	113	8.5	100.0%
O'Charley's I (5)	Sep 2013	20	135	10.8	100.0%
Krystal I	Sep 2013	6	13	8.7	83.6%
1st Constitution Bancorp I	Sep 2013	1	3	3.1	100.0%
American Tire Distributors I	Sep 2013	1	125	3.1	100.0%
Tractor Supply II	Oct 2013	1	23	2.7	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
United Healthcare I	Oct 2013	1	400	0.5	100.0%
National Tire & Battery II	Oct 2013	1	7	11.4	100.0%
Tractor Supply III	Oct 2013	1	19	7.3	100.0%
Verizon Wireless	Oct 2013	1	4	8.8	100.0%
Dollar General XI	Oct 2013	1	9	6.3	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	2.2	100.0%
Amazon I	Oct 2013	1	79	2.6	100.0%
Fresenius II	Oct 2013	2	16	6.6	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	8.0	100.0%
Dollar General XIII	Nov 2013	1	9	5.2	100.0%
Advance Auto II	Nov 2013	2	14	2.4	100.0%
FedEx Ground II	Nov 2013	1	49	2.6	100.0%
Burger King I	Nov 2013	41	169	16.8	100.0%
Dollar General XIV	Nov 2013	3	27	7.4	100.0%
Dollar General XV	Nov 2013	1	9	7.8	100.0%
FedEx Ground III	Nov 2013	1	24	2.7	100.0%
Dollar General XVI	Nov 2013	1	9	4.9	100.0%
Family Dollar V	Nov 2013	1	8	2.2	100.0%
CVS III	Dec 2013	1	11	3.1	100.0%
Mattress Firm III	Dec 2013	1	5	7.5	100.0%
Arby's II	Dec 2013	1	4	7.3	100.0%
Family Dollar VI	Dec 2013	2	17	3.1	100.0%
SAAB Sensis I	Dec 2013	1	91	4.2	100.0%
Citizens Bank I	Dec 2013	9	31	3.0	100.0%
Truist Bank II	Jan 2014	15	79	8.1	100.0%
Mattress Firm IV	Jan 2014	1	5	3.7	100.0%
FedEx Ground IV	Jan 2014	1	59	2.5	100.0%
Mattress Firm V	Jan 2014	1	6	2.8	100.0%
Family Dollar VII	Feb 2014	1	8	3.5	100.0%
Aaron's I	Feb 2014	1	8	2.7	100.0%
AutoZone III	Feb 2014	1	7	2.2	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	1.5	100.0%
Advance Auto III	Feb 2014	1	6	3.7	100.0%
Family Dollar VIII	Mar 2014	3	25	2.6	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	7.3	100.0%
Truist Bank III [2]	Mar 2014	70	347	9.0	98.7%
Truist Bank IV	Mar 2014	6	33	9.0	100.0%
First Horizon Bank	Mar 2014	8	40	8.3	100.0%
Draper Aden Associates	Mar 2014	1	78	10.0	100.0%
Church of Jesus Christ	Mar 2014	1	3	2.7	100.0%
Dollar General XVIII	Mar 2014	1	9	7.3	100.0%
Sanofi US I	Mar 2014	1	737	12.0	100.0%
Family Dollar IX	Apr 2014	1	8	3.2	100.0%
Stop & Shop I	May 2014	7	492	6.0	100.0%
Bi-Lo I	May 2014	1	56	5.0	100.0%
Dollar General XIX	May 2014	1	12	7.7	100.0%
Dollar General XX	May 2014	5	49	6.3	100.0%
Dollar General XXI	May 2014	1	9	7.7	100.0%
Dollar General XXII	May 2014	1	11	6.3	100.0%
FedEx Ground V	Feb 2016	1	46	4.6	100.0%
FedEx Ground VI	Feb 2016	1	121	4.7	100.0%
FedEx Ground VII	Feb 2016	1	42	4.8	100.0%
FedEx Ground VIII	Feb 2016	1	79	4.8	100.0%
Liberty Crossing (3)	Feb 2017	1	106	3.8	84.3%
San Pedro Crossing (3)	Feb 2017	1	207	4.2	87.8%
Tiffany Springs MarketCenter (3)	Feb 2017	1	265	4.9	85.8%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
The Streets of West Chester (3)	Feb 2017	1	237	9.8	87.0%
Prairie Towne Center (3)	Feb 2017	1	264	4.8	80.4%
Southway Shopping Center(3)	Feb 2017	1	182	4.5	88.6%
Stirling Slidell Centre (3) (4)	Feb 2017	1	140	0.7	45.8%
Northwoods Marketplace (3)	Feb 2017	1	236	4.2	96.8%
Centennial Plaza (3)	Feb 2017	1	234	3.0	78.1%
Northlake Commons (3)	Feb 2017	1	109	3.2	85.5%
Shops at Shelby Crossing (3)	Feb 2017	1	236	3.0	86.9%
Shoppes of West Melbourne (3)	Feb 2017	1	144	3.0	95.4%
The Centrum (3)	Feb 2017	1	271	4.5	38.6%
Shoppes at Wyomissing (3)	Feb 2017	1	103	3.2	64.0%
Southroads Shopping Center (3)	Feb 2017	1	409	4.6	78.5%
Parkside Shopping Center (3)	Feb 2017	1	183	3.6	84.4%
Colonial Landing (3)	Feb 2017	1	264	5.4	93.6%
The Shops at West End (3) (6)	Feb 2017	1	382	6.7	71.7%
Township Marketplace (3)	Feb 2017	1	299	3.5	85.6%
Cross Pointe Centre (3)	Feb 2017	1	226	8.8	100.0%
Towne Centre Plaza (3)	Feb 2017	1	94	2.3	100.0%
Village at Quail Springs (3)	Feb 2017	1	100	6.4	100.0%
Pine Ridge Plaza (3)	Feb 2017	1	239	3.1	95.8%
Bison Hollow (3)	Feb 2017	1	135	3.9	100.0%
Jefferson Commons (3)	Feb 2017	1	206	6.3	97.9%
Northpark Center (3)	Feb 2017	1	318	5.2	95.6%
Anderson Station (3)	Feb 2017	1	244	3.6	95.4%
Patton Creek (3)	Feb 2017	1	491	3.6	82.4%
North Lakeland Plaza (3)	Feb 2017	1	171	4.4	98.0%
Riverbend Marketplace (3)	Feb 2017	1	143	3.9	85.0%
Montecito Crossing (3)	Feb 2017	1	180	4.0	72.3%
Best on the Boulevard (3)	Feb 2017	1	205	2.9	86.1%
Shops at RiverGate South (3)	Feb 2017	1	141	5.2	93.2%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	8.6	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	4.1	100.0%
Bob Evans I	Apr 2017	23	117	16.3	95.2%
FedEx Ground IX	May 2017	1	54	5.4	100.0%
Chili's II	May 2017	1	6	6.8	100.0%
Sonic Drive In I	Jun 2017	2	3	11.5	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	8.6	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	8.8	100.0%
FedEx Ground X	Jul 2017	1	142	6.5	100.0%
Chili's III	Aug 2017	1	6	6.8	100.0%
FedEx Ground XI	Sep 2017	1	29	6.5	100.0%
Hardee's I (4)	Sep 2017	4	13	—	—%
Tractor Supply IV	Oct 2017	2	51	5.9	100.0%
Circle K II	Nov 2017	6	20	16.5	100.0%
Sonic Drive In II	Nov 2017	20	31	16.9	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	9.5	100.0%
Sonny's BBQ I	Jan 2018	3	19	13.1	100.0%
Mountain Express I	Jan 2018	9	30	17.0	100.0%
Kum & Go I	Feb 2018	1	5	7.4	100.0%
DaVita I	Feb 2018	2	13	5.2	100.0%
White Oak I (7)	Mar 2018	9	22	19.8	100.0%
Mountain Express II	Jun 2018	15	59	17.3	100.0%
Dialysis I	Jul 2018	7	65	7.4	100.0%
Children of America I	Aug 2018	2	33	12.7	79.7%
Burger King II	Aug 2018	1	3	12.7	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
			(In thousands)
White Oak II (7)	Aug 2018	9	18	19.8	100.0%
Bob Evans II	Aug 2018	22	112	16.3	100.0%
Mountain Express III	Sep 2018	14	47	17.6	100.0%
Taco John's	Sep 2018	7	15	12.8	100.0%
White Oak III	Oct 2018	1	4	20.0	100.0%
DaVita II	Oct 2018	1	10	6.7	100.0%
Pizza Hut I	Oct 2018	9	23	12.8	100%
Little Caesars I	Dec 2018	11	19	18	100%
Caliber Collision I	Dec 2018	3	48	11.3	100%
Tractor Supply V	Dec 2018; Mar 2019	5	97	10.7	100%
Fresenius III	Jan 2019	6	44	6.4	100%
Pizza Hut II	Jan 2019	31	90	18.1	100%
Mountain Express IV	Feb 2019	8	28	18.1	100%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	18.2	100%
Fresenius IV	Mar 2019	1	9	10.9	100%
Mountain Express VI	Jun 2019	1	3	18.1	100%
IMTAA	May 2019; Jan 2020	12	40	18.5	100%
Pizza Hut III	May 2019; Jun 2019	13	47	18.4	100%
Fresenius V	Jun 2019	2	19	11.4	100%
Fresenius VI	Jun 2019	1	10	6	100%
Fresenius VII	Jun 2019	3	59	9.7	50.1%
Caliber Collision II	Aug 2019	1	19	8.3	100%
Dollar General XXV	Sep 2019	5	44	10	100%
Dollar General XXIV	Sep 2019; Oct 2019	9	82	13.6	100%
Mister Carwash I	Sep 2019	3	13	18.8	100%
Checkers I	Sep 2019	1	1	18.7	100%
DaVita III	Sep 2019; Mar 2020	2	20	8.6	100%
Dialysis II	Sep 2019	50	426	7.9	100%
Mister Carwash II	Nov 2019	2	8	18.9	100%
Advance Auto IV	Dec 2019; Jan 2020	14	96	8.5	100%
Advance Auto V	Dec 2019	11	73	8	100%
Dollar General XXVI	Dec 2019	12	114	11.4	100%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	19	100%
American Car Center I	Mar 2020	16	178	19.3	100.0%
BJ's Wholesale Club	Mar 2020	1	110	9.8	100%
Mammoth Car Wash	Mar 2020	9	56	19.3	100.0%
Mammoth Car Wash	Apr 2020	1	18	19.3	100.0%
Mammoth Car Wash	Apr 2020	1	4	19.3	100.0%
DaVita IV	Apr 2020	1	10	10.5	100.0%
GPM (4)	Jul. 2020	32	113	15.4	100.0%
IMTAA II	Aug 2020; Dec 2020	10	54	14.7	100.0%
Fresnius IX	Nov 2020	6	46	10.2	100.0%
Kalma Kaur	Dec 2020	10	37	20.0	100.0%
Dialysis III	Dec 2020	15	128	4.7	100.0%
		920	19,255	8.8	93.9%
__________
[1]Remaining lease term in years as of December 31, 2020. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
[2]Includes one property leased to Truist Bank which was unoccupied as of December 31, 2020 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
[3]Multi-tenant properties. All other properties are single-tenant.
[4] Impaired during the year ended December 31, 2020 which consist of one GPM property and two Hardees properties. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K for further details.
[5] Includes two properties which were exchanged during the quarter ended September 30, 2020. Please see Note 3 — Real Estate Investments to our

consolidated financial statements included in this Annual Report on Form 10-K for further details.
[6] During the quarter ended September 30, 2020 a tenant in this property modified their lease to a period of percent rent based on the tenants revenue.
[7] The leases for these properties were terminated during the quarter ended September 30, 2020 by a tenant that was not paying rent and, subsequent to September 30, 2020 new leases were entered into with another tenant. We received a judgment for $1.3 million of the past due rent from the prior tenant, of which $0.8 million had been paid as of December 31, 2020.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2020:

State	Number of Properties	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
Alabama	44	$14,839	5.3%	1,398	7.2%
Alaska	1	409	0.1%	9	0.1%
Arizona	1	352	0.1%	22	0.1%
Arkansas	16	2,387	0.9%	88	0.5%
California	1	228	0.1%	9	0.1%
Colorado	6	776	0.3%	52	0.3%
Connecticut	2	1,640	0.6%	84	0.4%
Delaware	1	176	0.1%	5	0.1%
District of Columbia	1	236	0.1%	4	0.1%
Florida	60	19,545	7.0%	1,199	6.1%
Georgia	104	28,642	10.2%	1,950	10.0%
Idaho	3	331	0.1%	14	0.1%
Illinois	52	10,476	3.7%	749	3.8%
Indiana	17	2,169	0.8%	92	0.5%
Iowa	25	2,662	0.9%	166	0.9%
Kansas	10	2,994	1.1%	264	1.4%
Kentucky	27	10,498	3.7%	663	3.4%
Louisiana	32	6,524	2.3%	344	1.8%
Maine	1	202	0.1%	12	0.1%
Maryland	6	1,069	0.4%	29	0.2%
Massachusetts	6	6,069	2.2%	591	3.1%
Michigan	67	8,870	3.2%	494	2.6%
Minnesota	9	10,662	3.8%	761	3.9%
Mississippi	37	5,815	2.1%	252	1.3%
Missouri	10	5,707	2.0%	486	2.5%
Montana	13	1,243	0.4%	45	0.2%
Nebraska	3	495	0.2%	12	0.1%
Nevada	4	6,268	2.2%	408	2.1%
New Hampshire	1	127	—%	6	0.1%
New Jersey	4	18,655	6.7%	817	4.2%
New Mexico	3	629	0.2%	47	0.2%
New York	10	2,351	0.8%	171	0.9%
North Carolina	48	17,340	6.2%	1,514	7.9%
North Dakota	3	1,222	0.4%	170	0.9%
Ohio	73	17,574	6.3%	1,017	5.3%
Oklahoma	17	9,621	3.4%	834	4.3%
Pennsylvania	25	9,042	3.2%	540	2.8%
Rhode Island	2	2,419	0.9%	149	0.8%
South Carolina	39	16,480	5.9%	1,602	8.3%
South Dakota	2	339	0.1%	47	0.2%
Tennessee	35	4,442	1.6%	316	1.6%
Texas	35	13,448	4.8%	839	4.4%
Utah	4	1,087	0.4%	41	0.3%
Virginia	25	3,859	1.4%	212	1.1%
West Virginia	16	1,876	0.7%	99	0.5%
Wisconsin	9	7,137	2.5%	566	2.9%
Wyoming	10	1,318	0.5%	66	0.3%
Total	920	280,250	100%	19,255	100%

__________
[1]Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2020, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2020. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2021	$268,535
2022	259,400
2023	246,195
2024	228,959
2025	210,543
2026	194,290
2027	169,543
2028	142,673
2029	133,305
2030	108,614
Thereafter	558,813
$2,520,870
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
2021	105	$14,252	5.1%	1,228	6.8%
2022	84	10,551	3.8%	1,031	5.7%
2023	110	16,718	6.0%	1,193	6.6%
2024	107	18,131	6.5%	1,403	7.8%
2025	124	22,720	8.1%	1,719	9.5%
2026	65	20,041	7.2%	1,359	7.5%
2027	98	34,769	12.4%	3,648	20.2%
2028	79	11,268	4.0%	849	4.7%
2029	134	23,142	8.3%	1,308	7.2%
2030	49	11,497	4.0%	865	4.8%
	955	$183,089	65.4%	14,603	80.8%
__________
[1]Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2020, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.

Tenant Concentration
There were no tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2020.
Significant Portfolio Properties
The annualized rental income on a straight-line basis of the following property represents 5.0% or more of our total portfolio’s annualized rental income on a straight-line basis as of December 31, 2020. No single property had rentable square footage that exceeded 5.0% or more of our total portfolio’s rentable square feet.
Sanofi US - Bridgewater, NJ is a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and is 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. As of December 31, 2020, the tenant has 12.0 years remaining on its lease which expires in December 2032. The lease has annualized rental income on a straight-line basis of $17.1 million which represents 6.1% of the total portfolio and contains two five-year renewal options.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2020 and 2019.
Item 3. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Note 9 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the Nasdaq under the symbol “AFIN” as of July 19, 2018. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the Nasdaq Index for the period commencing July 19, 2018, the date on which we listed our Class A common stock on the Nasdaq and ending December 31, 2020. The graph assumes an investment of $100 on July 19, 2018 with the reinvestment of dividends.

Holders
As of February 18, 2021, we had 108.8 million shares of Class A common stock outstanding held by a total of 7,837 stockholders of record.
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
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time prior to dividends being declared. Therefore, dividend payments are not assured. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock and Series C Preferred Stock continue to accrue and must be paid upon redemption of those shares. For further information on provisions in our Credit Facility that restrict the payment of dividends and other distributions, see Item 1A, “Risk Factors – We may have to reduce dividend payments or identify other financing sources to pay dividends at their current levels” and Note 5 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K.
Tax Characteristics of Dividends

The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2020, 2019 and 2018. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income for tax purposes. As previously discussed, no dividends were paid on the Series C Preferred Stock for the year ended December 31, 2020, the first such dividend will be paid in 2021.

	Year Ended December 31,
(In thousands)	2020		2019		2018
Return of capital	90.3%	$0.63	90.2%	$0.99	93.2%	$1.03
Ordinary dividend income	9.7%	0.07	9.8%	0.11	6.8%	0.07
Total	100.0%	$0.70	100.0%	$1.10	100.0%	$1.10
Dividends to Common Stockholders
During the period of January 2018 through July 2018, we paid dividends on our common stock on a monthly basis at an annualized rate equal to a rate of $1.30 per annum, per share of common stock. In connection with the Listing, our board of directors changed the rate at which we pay dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share per month effective as of July 1, 2018. In March 2020, our board of directors approved a reduction in our annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new common stock dividend rate became effective beginning with our April 1 dividend declaration. Historically, and through September 30, 2020, we declared common stock dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Subsequent dividends authorized by our board of directors on shares of our Class A common stock have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85.
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
Dividends to Series C Preferred Stockholders
Dividends on our Series C Preferred Stock accrue in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first dividend for the Series C Preferred Stock will be paid on April 15, 2021 and will represent an accrual for more than a full quarter, covering the period from December 18, 2020 to March 31, 2021.
Equity-Based Compensation
Prior to the Listing, our board of directors had adopted an employee and director restricted share plan (the “RSP”). Effective on July 19, 2018, our board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). The 2018 Equity Plan succeeded and replaced the RSP. Also, we have granted an award of LTIP Units to the Advisor pursuant to the 2018 OPP under the Advisor Plan.
The following table sets forth information regarding securities authorized for issuance under the 2018 Equity Plan and the 2018 OPP as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	4,496,796	[1]	—	5,834,800	[2]
Total	4,496,796	[1]	—	5,834,800	[2]
__________
[1]Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2018 OPP. These LTIP Units may be earned by the Advisor if we achieve threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period that commenced on July 19, 2018 and will end on the earliest of (i) July 19, 2021, (ii) the effective date of any Change of Control (as defined in the 2018 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2018 OPP, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
[2]We have the Advisor Plan and the Individual Plan which we refer to together as the 2018 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Under the Individual Plan, we may only make awards to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. By contrast, under the Advisor Plan, we may only make awards to the Advisor. The number of shares that may be subject to awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of our outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. As of December 31, 2020, we had 108,837,209 shares of Class A common stock issued and outstanding on a fully diluted basis, and 5,048,921 shares of Class A common stock had been issued under or were subject to awards under the 2018 Equity Plan (including unearned LTIP Units). For additional information on the 2018 Equity Plan, please see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

Recent Sale of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

	Historical
	December 31,
Balance sheet data (In thousands)	2020	2019	2018	2017	2016
Total real estate investments, at cost	$4,008,069	$3,815,549	$3,484,797	$3,510,907	$2,024,387
Commercial mortgage loans, held for investment, net	—	—	—	—	17,175
Assets held for sale	—	1,176	44,519	4,682	137,602
Total assets	3,607,967	3,490,188	3,262,547	3,296,650	2,064,459
Mortgage notes payable, net	1,490,798	1,310,943	1,196,113	1,303,433	1,032,956
Credit Facility	280,857	333,147	324,700	95,000	—
Total liabilities	1,908,368	1,787,958	1,652,812	1,555,594	1,079,593
Total stockholders’ equity	1,699,599	1,702,230	1,609,735	1,741,056	984,866

	Historical
	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2020	2019	2018	2017	2016
Revenue from tenants	$305,224	$299,744	$291,207	$270,910	$177,668
Operating expenses	(266,134)	(244,904)	(294,528)	(272,548)	(178,287)
Gain on sale/exchange of real estate investments	6,456	23,690	31,776	15,128	454
Operating income (loss)	45,546	78,530	28,455	13,490	(165)
Total other expenses, net	(77,452)	(74,367)	(65,926)	(60,067)	(54,090)
Net (loss) income	(31,906)	4,163	(37,471)	(46,577)	(54,255)
Net loss (income) attributable to non-controlling interests	44	(16)	62	83	—
Allocation for preferred stock	(14,788)	(7,248)	—	—	—
Net loss attributable to common stockholders	$(46,650)	$(3,101)	$(37,409)	$(46,494)	$(54,255)

Other data:
Cash flows provided by operating activities	$92,717	$105,570	$95,037	$92,464	$73,369
Cash flows (used in) provided by investing activities	(222,956)	(404,826)	(188,215)	(19,159)	37,830
Cash flows provided by (used in) by financing activities	143,796	289,465	75,555	(85,156)	(110,481)
Per share data:
Common stock dividends declared per share [1]	$0.70	$1.10	$1.10	$1.47	$1.65
Series A Preferred stock dividends declared per share	$1.875	$1.563	$—	$—	$—
Net loss per common share attributable to common stockholders — Basic and Diluted	$(0.43)	$(0.03)	$(0.35)	$(0.47)	$(0.83)
Weighted-average common shares outstanding:
Basic and Diluted	108,404,093	106,397,296	105,560,053	99,649,471	65,450,432
_______
[1] Beginning with the fourth quarter of 2020, we changed our dividend policy from a monthly to a quarterly payment. Dividends relating to the fourth quarter of 2020 on our Class A common stock totaling $23.1 million were declared and paid in January 2021. Because these dividends were not declared prior to December 31, 2020, they are not accrued in our financial statements until 2021.

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
Overview
We are an externally managed REIT focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2020, we owned 920 properties, comprised of 19.3 million rentable square feet, which were 93.9% leased, including 887 single-tenant net leased commercial properties (849 of which are leased to retail tenants) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2020, the total single-tenant properties comprised 70% of our total portfolio and were 60% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our total portfolio and were 50% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our Property Manager. Our Advisor and Property Manager are under common control with AR Global and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
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
•There may be a decline in the demand for tenants to lease real estate, as well as a negative impact on rental rates. As of December 31, 2020, our portfolio had a high occupancy level of 93.9%, the weighted average remaining term of our leases was 8.8 years (based on annualized straight-line rent) and only 9% of our leases expiring were in the next two years (based on annualized straight line rent).
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
For additional information on the risks and uncertainties associated with the COVID-19 pandemic, please see Item 1A. “Risk Factors — We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy and financial markets and has already had adverse effects and may worsen.”

The Advisor has responded to the challenges resulting from the COVID-19 pandemic. Beginning in early March 2020, the Advisor took proactive steps to prepare for and actively mitigate the inevitable disruption COVID-19 would cause, such as enacting safety measures, both required or recommended by local and federal authorities, including remote working policies, cooperation with localized closure or curfew directives, and social distancing measures at all of our properties. Additionally, there has been no material adverse impact on our financial reporting systems or internal controls and procedures and the Advisor’s ability to perform services for us. In light of the current COVID-19 pandemic, we are supplementing the historical discussion of our results of operations for the year ended December 31, 2020 with a current update on the measures we have taken to mitigate the negative impacts of the pandemic on our business and future results of operations.
Management’s Actions
We have taken several steps to mitigate the impact of the pandemic on our business. For rent collections, we have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 96% of the original cash rent due for the fourth quarter 2020 across our entire portfolio, including approximately 99% from our top 20 tenants (based on the total of fourth quarter cash rent due across our portfolio) and approximately 97% of the original cash rent due for January 2021 across our entire portfolio. This was an improvement from the second and third quarters and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent.
During the first quarter of 2020, we collected 99% of original cash rent. We reported total portfolio original cash rent collections of 86% due for the second quarter as of October 31, 2020, which has improved to 87% of second quarter’s original cash rent collected as of February 15, 2021. We also reported single-tenant and multi-tenant second quarter cash rent collections of 95% and 67%, respectively, as of October 31, 2020, which was unchanged from 95% and improved to 69%, respectively, as of February 15, 2021. We reported total portfolio original cash rent collections of 92% due for the third quarter as of October 31, 2020, which has improved to 93% of third quarter’s original cash rent collected as of February 15, 2021. We also reported single-tenant and multi-tenant third quarter cash rent collections of 97% and 82%, respectively, as of October 31, 2020, which have improved to 98% and 83%, respectively, as of February 15, 2021.
The tables below presents cash rent collections for the fourth quarter of 2020 and January 2021 using cash receipts as of February 15, 2021 and therefore includes cash received in January for rent due in the fourth quarter of 2020. Cash received in January is not included in cash and cash equivalents on our December 31, 2020 consolidated balance sheet. As of December 31, 2020, we had collected approximately 96% of the original cash rent due for the fourth quarter 2020 across our entire portfolio. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.

Fourth Quarter 2020 Cash Rent Status	Single-Tenant	Multi-Tenant	Total Portfolio
Cash rent paid (1)	99%	88%	96%
Approved agreement (2)	—%	9%	2%
Agreement negotiation (3)	—%	2%	1%
Other (4)	1%	1%	1%
	100%	100%	100%
____________
(1) Represents total of all contractual rents on a cash basis due from tenants as stipulated in the originally executed lease agreements at inception or any lease amendments thereafter prior to an approved agreement.
(2) Includes deferral agreements as well as amendments granting the tenant a rent credit for some portion of cash rent due. The rent credit is generally coupled with an extension of the lease. We granted rent credits with respect to less than 1% of cash rent due for the fourth quarter of 2020. The terms of the lease amendments providing for rent credits differ by tenant in terms of length and amount of the credit. A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due. The most common arrangements represent deferral of some or all of the rent due for the fourth quarter of 2020 with such amounts to be paid in the early part of 2021.
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

January 2021 Cash Rent Status	Single-Tenant	Multi-Tenant	Total Portfolio
Cash rent paid (1)	99%	92%	97%
Approved agreement (2)	—%	4%	1%
Agreement negotiation (3)	—%	2%	1%
Other (4)	1%	2%	1%
	100%	100%	100%
____________
(1) We granted rent credits with respect to less than 1% of cash rent due for January 2021.
The total amount deferred under approved agreements, for deferral agreements, entered into through December 31, 2020, was $1.1 million and $7.0 million for the three and twelve months ended December 31, 2020, respectively. The total amounts of rent credits (i.e. abatements), for abatement agreements entered into through December 31, 2020, was $0.1 million and $2.7 million for the three and twelve months ended December 31, 2020, respectively. With respect to all approved agreements in 2020 that included an extension of the lease, the weighted average deferral or rent credit period was five months and $2.7 million of cash rent, in return for a weighted average extension term of 36 months and $46.5 million of future cash rent, resulting in net additional cash rent of $43.8 million to be received over the aggregate extension terms.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. Consistent with our plans to acquire additional properties, we borrowed $150.0 million and $20 million in March and April, respectively, under our Credit Facility. In July 2020, we entered into an amendment to our Credit Facility designed to provide us with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic, including certain relief from financial covenants. See Note 5 — Credit Facility for further details. Concurrently with this amendment, and in connection with our refinancing of certain mortgage debt, we repaid approximately $197 million outstanding under our Credit Facility (see Note 4 — Mortgage Notes Payable, Net for additional information). Additionally, on March 30, 2020, we announced a reduction in our dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year based on shares outstanding at that time. For additional information on our financing activity during the year ended 2020, see the “Liquidity and Capital Resources - Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Impacts of the COVID-19 Pandemic
As discussed above, we have taken a proactive approach to achieve mutually agreeable solutions with our tenants impacted by the COVID-19 pandemic and in some cases, in the second, third and fourth quarters of 2020, we executed several types of lease amendments. These agreements include deferrals and abatements (i.e. rent credits) and also may include extensions to the term of the leases.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, we would be required to apply modification accounting including assessing classification under ASC 842.
Some, but not all of our lease modifications qualify for the FASB relief. In accordance with the relief provisions, instead of treating these qualifying leases as modifications, we have elected to treat the modifications as if previously contained in the lease and recast rents receivable prospectively (if necessary). Under that accounting, for modifications that were deferrals only, there would be no impact on overall rental revenue and for any abatement amounts that reduced total rent to be received, the impact would be recognized ratably over the remaining life of the lease.
For leases not qualifying for this relief, we have applied modification accounting and determined that there were no changes in the current classification of its leases impacted by negotiations with its tenants.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had an average remaining lease term of approximately 8.8 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2020, 2019 and 2018, approximately $1.1 million, $0.9 million and $0.9 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If we determine that it’s probable we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine that it’s not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of our tenants to pay rents in accordance with their contracts. The assessment included all of our tenants with a focus on our multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than our single-tenant properties.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue from tenants. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. As a result of the review and assessment as described above and the impacts of the COVID-19 pandemic on certain of our tenants, we recorded a reduction in revenue from tenants of $6.6 million during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, such amounts were $2.9 million (recorded as a reduction of revenue from tenants) and $2.7 million (recorded as bad debt expense in property operating expenses), respectively.

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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020 we had no properties classified as held for sale and as of December 31, 2019 we had one property classified as held for sale (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption of the new leasing standard on January 1, 2019, were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three year period ended December 31, 2020, we had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2020 and 2019.
Gain on Sale/Exchange of Real Estate Investments
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
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease).
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
Equity-Based Compensation
We have a stock-based plan under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to us are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in equity-based compensation and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
We have granted the Advisor LTIP Units issued under the 2018 OPP. These awards are market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for these non-employee awards is included in the equity-based compensation line item of the consolidated statements of operations.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2020 and 2019. Please see the “Results of Operations” section located on page 45 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for comparison of our results of operations for the years ended December 31, 2019 to 2018.
In addition to the comparative year over year discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s action taken to mitigate those risks and uncertainties.
Comparison of the Year Ended December 31, 2020 to 2019
We owned 593 properties for the entirety of the years ended December 31, 2020 and 2019 (our “2019-2020 Same Store”), that were 93.4% leased as of December 31, 2020. Additionally, during 2020 and 2019, we acquired 327 properties (our “Acquisitions Since January 1, 2019”) that were 98.6% leased as of December 31, 2020. During the years ended December 31, 2020 and 2019, we sold 31 properties (our “Disposals Since January 1, 2019”).

The following table summarizes our leasing activity during the year ended December 31, 2020:

	Year Ended December 31, 2020
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR [1] prior to Lease Execution/Renewal	Annualized SLR [1] after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases [2]	45	654,076	$—	$12,532	$982	$1.50
Lease renewals/amendments [2]	57	911,895	8,441	9,315	548	0.60
Lease terminations [3]	28	87,210	2,299	—	—	—
__________
[1]Annualized rental income on a straight-line basis as of December 31, 2020. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
[2]New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2020, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2020. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information see Overview — Management Update on the Impacts of the COVID-19 Pandemic — Management’s Actions.
[3]Represents leases that were terminated prior to their contractual lease expiration dates.

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders increased $43.6 million to $46.7 million for the year ended December 31, 2020 from $3.1 million for the year ended December 31, 2019. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store (1)			Acquisitions			Disposals			Total
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	2020	2019	$	2020	2019	$	2020	2019	$
Revenue from tenants	$259,250	$279,675	$(20,425)	$45,808	$16,171	$29,637	$166	$3,898	$(3,732)	$305,224	$299,744	$5,480
Less: Property operating expenses	48,895	52,254	(3,359)	3,395	384	3,011	6	77	(71)	52,296	52,715	(419)
NOI	$210,355	$227,421	$(17,066)	$42,413	$15,787	$26,626	$160	$3,821	$(3,661)	$252,928	$247,029	$5,899
__________
[1]Includes the two properties exchanged during the year ended December 31, 2020 as we considered the substitution of new properties under the same master lease as a continuation of the same tenant relationship and therefore as part of our 2019-2020 Same Store. For additional information on real estate sales, see Note 3 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K.
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
Revenue from Tenants
Revenue from tenants increased approximately $5.5 million to $305.2 million for the year ended December 31, 2020, compared to $299.7 million for the year ended December 31, 2019. This increase in revenue from tenants was due to the incremental increase from our Acquisitions Since January 1, 2019 of $29.6 million, partially offset by a decrease from our 2019-2020 Same Store properties of $20.4 million and a decrease from our Disposals Since January 1, 2019 of $3.7 million.
The decrease in our 2019-2020 Same Store revenue reflects the impact of the termination fee, net, of $7.6 million recorded in 2019 and higher bad debt expense of $3.7 million recorded during the year ended December 31, 2020, which is recorded as a reduction of revenue from tenants, partially offset by $1.9 million of below market lease intangible liability write-offs for the year ended December 31, 2020 pertaining to two multi-tenant lease terminations, which were recorded as an addition to our 2019-2020 Same Store revenue. The higher bad debt expense in the year ended December 31, 2020 was due to our assessment of receivables due from tenants which have been most significantly impacted by the COVID-19 pandemic.

The decrease in our 2019-2020 Same Store was also due to the revenue decreases arising from lease terminations of $1.1 million, a decrease in operating expense reimbursement revenue of $3.2 million and a decrease in multi-tenant revenue of $6.4 million mainly due to lower multi-tenant occupancy during the year ended December 31, 2020 as compared to last year and, to a lesser extent, abatements granted due to the COVID-19 pandemic. For additional information on our revenue recognition policy and details on the factors included in our assessment, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense decreased $0.4 million to $52.3 million for the year ended December 31, 2020, compared to $52.7 million for the year ended December 31, 2019. This decrease was primarily driven by decreases from our 2019-2020 Same Store properties of $3.4 million and a decrease of $0.1 million from our Disposals Since January 1, 2019, partially offset by an increase of $3.0 million from our Acquisitions Since January 1, 2019
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $2.1 million to $27.8 million for the year ended December 31, 2020, compared to $25.7 million for the year ended December 31, 2019, primarily due to an increase in the fixed portion of the base management fee from $22.5 million annually to $24.0 million annually, effective on February 17, 2019, as well as an increase in the variable portion of the base management fee due to our equity issuances.
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
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. There was $0.1 million in variable incentive management fees earned during the years ended December 31, 2020 and 2019. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.
Impairment Charges
We recorded $12.9 million of impairment charges for the year ended December 31, 2020, $11.5 million of which related to one of our multi-tenant held-for-use properties, and $1.4 million of which related to three of our single-tenant held-for-use properties one of which was under contract to be sold at a price lower than the carrying value and two of which had experienced recent performance declines. We incurred $0.8 million of impairment charges during the year ended December 31, 2019, of which $0.7 million related to an impairment charge recorded on one property when it was classified as held for use and subsequently sold in 2019, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.1 million of impairment charges were recorded upon classification of properties as assets held for sale during the year ended December 31, 2019, to adjust the properties to their fair value less estimated cost of disposal. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $3.3 million to $2.9 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019. The decrease was due to lower prepayment charges on mortgages during the year ended December 31, 2020, as compared to the prior year. The prepayment charges on mortgages were $0.8 million and $4.5 million during the years ended December 31, 2020 and 2019, respectively. Additionally, the decrease was impacted by a decrease in litigation costs of $0.5 million, partially offset by an increase in transaction costs of $1.0 million relating to costs associated with our July 2020 Credit Facility amendment, and dead deals which occurred in 2020. For further details on litigation costs, please see Note 9 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.

Equity-Based Compensation
During the years ended December 31, 2020 and 2019, we recorded non-cash equity-based compensation expense of $13.0 million and $12.7 million, respectively, relating to restricted shares granted to employees of the Advisor or its affiliates who are involved in providing services to us and the members of our board of directors and the LTIP Units granted to our Advisor pursuant to the 2018 OPP. For additional details on our restricted shares and the 2018 OPP, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
General and Administrative Expense
General and administrative expense decreased $0.6 million to $19.7 million for the year ended December 31, 2020, compared to $20.4 million for the year ended December 31, 2019. The decrease was due to the reduction in previously charged expenses related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.4 million, a $0.3 million decrease due to the overpayment of invoices in prior years for a shared service, lower transfer agent costs of $0.6 million and lower professional fees of $0.8 million. For additional details on the 2019 bonus awards and the overpayment of monies, see Note 10 — Related Party Transactions and Agreements to our consolidated financial statements included in this Annual Report on Form 10-K. These decreases were partially offset by an increase in legal expenses of $2.2 million related to negotiating and executing agreements with tenants arising from non-payment of rent (see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information). As tenants resume paying rent in full, we expect that legal expenses will decrease and return to previous levels.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $12.7 million to $137.5 million for the year ended December 31, 2020, compared to $124.7 million for the year ended December 31, 2019. Depreciation and amortization expense was impacted by an increase of $11.8 million resulting from our Acquisitions Since January 1, 2019 and $2.7 million from our 2019-2020 Same Store properties, partially offset by a decrease of $1.7 million from our Disposals Since January 1, 2019. The increase in our 2019-2020 Same Store depreciation was primarily due to the write-off of tenant improvements at one of our properties. During the second quarter of 2020, a tenant in the health club business declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. In addition, improvements being made by the tenant were not paid for and we accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations.
Goodwill Impairment
During the year ended December 31, 2019, we fully impaired the $1.6 million of goodwill recorded in connection with the completion of our merger with American Realty Capital–Retail Centers of America, Inc. (the “Merger”), as a result of fluctuations in the market price of our Class A common stock. This goodwill impairment charge recorded was based on the assessment of relevant metrics which included estimated carrying and fair market value of our real estate and market-based factors. During the year ended December 31, 2020 we had no goodwill impairments.
Gain on Sale/Exchange of Real Estate Investments
During the year ended December 31, 2020, we sold six properties for an aggregate contract price of $13.3 million, resulting in aggregate gains on sale of $4.3 million. In addition, we recorded a $2.2 million gain related to a non-monetary exchange of two properties then owned by us for two different properties not then owned by us pursuant to a tenant’s exercise of its right to substitute properties under its lease, resulting in a total gain on sale of $6.5 million recorded in our consolidated statements of operations and comprehensive loss income. For additional information on real estate sales, see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
During the year ended December 31, 2019, we sold 25 properties which resulted in gains on sale. These properties sold for an aggregate contract price of $131.7 million, resulting in aggregate gains on sale of $23.7 million.
Interest Expense
Interest expense increased $0.5 million to $78.5 million for the year ended December 31, 2020, compared to $78.0 million for the year ended December 31, 2019. This increase was primarily due to higher average outstanding balances on our mortgage notes payable and Credit Facility, partially offset by lower interest rates and lower costs incurred during 2020 related to debt repayments and refinancings.
During the year ended December 31, 2020 and 2019, the average outstanding balances on our mortgage notes payable were $1.4 billion and $1.3 billion, respectively, and our average outstanding balance under our Credit Facility was $376.0 million and $324.1 million, respectively. For the year ended December 31, 2020 and 2019, the weighted-average interest rates on our mortgage notes payable were 4.28% and 4.58%, with the decline reflecting in part, our refinancing activity during the third quarter of 2020, and the weighted-average interest rates on our Credit Facility were 2.86% and 4.31%, respectively.
Costs related to debt repayments and refinancings decreased $0.9 million, net, in 2020 as a result of the non-recurrence of a $1.5 million of swap termination cost recorded in 2019, partially offset by higher deferred financing amortization of $0.6 million for the year ended December 31, 2020, as compared to last year.
Other Income
Other income was $1.0 million for the year ended December 31, 2020, primarily comprised of the receipt of approximately $0.8 million of funds disbursed to us for permitting the early release of a pre-acquisition tenant improvement escrow account, which had not been previously funded by us, in connection with the release of a mortgage loan encumbering a property as part of refinancing the mortgage loan in September 2020 (see Note 4 — Mortgage Notes Payable to our consolidated financial statements included in this Annual Report on Form 10-K). Additionally, $0.1 million relates to interest income on our bank deposits, and $0.1 million relates to other miscellaneous income, including $9,000 of insurance reimbursements related to the Merger.
Other income was $3.6 million for the year ended December 31, 2019, primarily comprised of $2.3 million of insurance reimbursements related to costs incurred from the Merger. Additionally, $1.2 million relates to property insurance claims and $0.1 million relates to other miscellaneous income.
Loss on Non-Designated Derivative
Loss on non-designated derivative instruments of $9,000 for the year ended December 31, 2020 related to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information , see Note 4 — Mortgage Notes Payable and Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash flows provided by operating activities of $92.7 million during the year ended December 31, 2020 and consisted of a net loss of $31.9 million, adjusted for non-cash items of $157.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities was impacted by an increase in straight-line rent receivable of $19.8 million which primarily related to COVID-19 related lease amendments and acquisitions, an increase in prepaid expenses and other assets of $9.1 million, a decrease in accounts payable and accrued expenses of $3.8 million and a decrease in deferred rent and other liabilities of $0.6 million.
Cash flows provided by operating activities of $105.6 million during the year ended December 31, 2019 included net income of $4.2 million, adjusted for non-cash items of $117.1 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash provided by operating activities was impacted by an increase in straight-line rent receivable of $9.5 million, the increase in prepaid expenses and other assets of $3.2 million, a decrease in accounts payable and accrued expenses of $1.5 million and a decrease in deferred rent and other liabilities of $2.7 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the year ended December 31, 2020 of $223.0 million consisted primarily of cash paid for investments in real estate and other assets of $220.4 million and capital expenditures of $9.2 million, partially offset by cash received from the sale of real estate investments (net of mortgage loans repaid) of $6.7 million and deposits for real estate acquisitions of $0.1 million.
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

Cash Flows from Financing Activities
The net cash provided by financing activities of $143.8 million during the year ended December 31, 2020 consisted primarily of net proceeds from mortgage refinancings of $210.8 million, net proceeds received from the issuance of Series A Preferred Stock of $22.5 million and net proceeds received from the issuance of Series C Preferred Stock of $85.4 million, partially offset by net repayments on our Credit Facility of $52.3 million, cash dividends paid to holders of Class A common stock of $76.0 million, cash dividends paid to holders of Series A Preferred Stock of $14.2 million and payments of financing costs of $30.9 million.
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
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. Following the amendment to our Credit Facility in July 2020, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, which may limit our ability to use proceeds from the Credit Facility for these purposes. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), or other offerings of debt or equity securities. The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact out decisions as to when and if we will seek additional equity funding.
As of December 31, 2020 and 2019, we had cash and cash equivalents of $102.9 million and $81.9 million, respectively and availability for future borrowings under our Credit Facility of $126.0 million and $150.9 million, respectively.
During the Adjustment Period, our Credit Facility requires us to maintain a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $100.0 million, which could limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. We are also restricted during the Adjustment Period from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by us. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations and cash dividends to our common and preferred stockholders.
Mortgage Notes Payable and Credit Facility
As of December 31, 2020, we had $1.5 billion of gross mortgage notes payable outstanding and $280.9 million outstanding under our Credit Facility, for total gross debt of $1.8 billion. Of our total gross debt, 82.6% is fixed-rate (including by swap agreement), and 17.4% is variable-rate. As of December 31, 2020, our net debt to gross asset value ratio was 40.2%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of December 31, 2020, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.0% and 2.8%, respectively.

As of December 31, 2020, we had $4.0 billion in real estate investments, at cost and we had pledged approximately $2.8 billion of these real estate investments, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.1 billion of these real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
Mortgage Notes Payable - 2020 Activity
On December 1, 2020, we refinanced the mortgage loan with Column Financial secured by our Patton Creek multi-tenant property in Alabama. In connection with the refinancing, we paid $7.3 million in cash on hand to reduce the principal balance outstanding to $34.0 million and paid closing fees of $2.8 million. The loan bears interest at a floating interest rate of one-month LIBOR plus 4.25%. The loan is interest-only with the principal due at maturity on December 6, 2021. Beginning on this initial maturity date, the floating interest rate will increase to one-month LIBOR plus 5.25% if we exercise our option to extend the loan past its initial maturity to December 6, 2022. In conjunction with this refinancing, we entered into an interest cap agreement for a notional amount of $34.0 million (see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information).
On September 4, 2020, we borrowed $125.0 million from a syndicate of regional banks led by BOK Financial. The loan is secured by three of our single-tenant buildings located in Bridgewater, New Jersey that serve as the U.S. headquarters for Sanofi US Services Inc. At closing, all net proceeds from the loan and approximately $2.6 million in cash on hand were used to repay the previously outstanding mortgage indebtedness encumbering the property. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by swap agreement. The loan is interest-only with the principal due at maturity on September 4, 2025. We may prepay the loan in whole or in part at any time.
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
Credit Facility — Terms and Capacity
As of December 31, 2020 and 2019, we had $280.9 million and $333.1 million, respectively, outstanding under our Credit Facility. Our Credit Facility provides for commitments for aggregate revolving loan borrowings and includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of December 31, 2020, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million and leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period, (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 will generally be decreased by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and will be increased during the other fiscal quarters of the Adjustment Period. As of December 31, 2020, we had a total borrowing capacity under the Credit Facility of $406.9 million based on the value of the borrowing base under the Credit Facility. Of this amount, $280.9 million was outstanding under the Credit Facility as of December 31, 2020 and $126.0 million remained available for future borrowings. During the three months ended December 31, 2020, we repaid $25 million outstanding under the Credit Facility, which was funded with cash on hand.

Our Credit Facility requires payments of interest only and matures on April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on our consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio. From July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin will be 1.50% with respect to the Base Rate and 2.50% with respect to LIBOR regardless of our consolidated leverage ratio. The “floor” on LIBOR is 0.25%. As of December 31, 2020 we have elected to use the LIBOR rate for all our borrowings under the Credit Facility.
LIBOR Exposure
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.
While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. To transition from LIBOR under the Credit Facility, we will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent. Please see the “Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends, and we may be adversely affected by uncertainty surrounding the LIBOR” section in Item 1A. Risk Factors for additional information.
Acquisitions and Dispositions — Year Ended December 31, 2020
One of our primary uses of cash during the year ended December 31, 2020 has been to acquire properties.
During the year ended December 31, 2020, we acquired 107 properties for an aggregate purchase price of $220.4 million, including capitalized acquisition costs. The acquisitions of 35 of these properties for $62.4 million, including capitalized acquisition costs, were completed during the three months ended December 31, 2020. The acquisitions during the year ended December 31, 2020 were funded through a combination of draws on the Credit Facility, proceeds from our Series A Preferred Stock ATM Program, the underwritten offering of our Series C Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the year ended December 31, 2020, we sold six properties, for an aggregate contract price of $13.3 million, excluding disposition related costs. We did not dispose of any properties during the three months ended December 31, 2020. In connection with sales made during the year ended December 31, 2020, we repaid approximately $5.6 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $6.7 million.
Acquisitions and Dispositions — Subsequent to December 31, 2020
Subsequent to December 31, 2020, we did not purchased any properties. We also have entered into two definitive purchase and sale agreements (“PSAs”) to acquire three additional properties for an aggregate contract purchase price of approximately $4.3 million and a non-binding letter of intent (“LOI”) to acquire an additional five properties for approximately $34.4 million. The PSAs are subject to conditions, and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. To fund the consideration required to complete these acquisitions, we anticipate using proceeds from future dispositions of properties, proceeds from borrowings (including borrowings under our Credit Facility), remaining net proceeds from the underwritten offering of our Series C Preferred Stock (discussed below) and net proceeds received from our Class A Common Stock ATM Program, Series A Preferred Stock ATM Program, and Series C Preferred Stock ATM Program. During the Adjustment Period, (i) all properties acquired with proceeds from the borrowings under the Credit Facility must be added to the borrowing base, and (ii) we are prohibited from acquiring any multi-tenant properties and from making certain other investments.
With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we are taking a prudent stance with our acquisition pipeline and are carefully determining appropriate risk adjustment capitalization rate targets for potential new acquisitions going forward.
Subsequent to December 31, 2020, we sold two properties, with an aggregate contract sale price of $0.6 million.
Preferred Stock Underwritten Offering

On December 18, 2020, we completed the initial issuance and sale of 3,535,700 shares of Series C Preferred Stock (including 335,700 shares from the underwriters' exercise of their overallotment option to purchase additional shares) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $88.4 million and net proceeds of $85.2 million after deducting the underwriting discount of $2.8 million and offering costs of $0.4 million paid by us. Subsequent to the offering, we used $35 million of the net proceeds to fund acquisitions with the remainder still available for future uses, which may include additional acquisitions.
ATM Programs
In May 2019, we established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which we may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. We intend to use any net proceeds from these offerings for general corporate purposes, including funding property acquisitions, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital. We did not sell any shares under the Class A Common Stock ATM Program during the year ended December 31, 2020.
In May 2019, we established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which we may, from time to time, offer, issue and sell to the public up to $100.0 million in shares of Series A Preferred Stock through sales agents. In January 2021, the aggregate amount that may be sold was increased to $200.0 million. During the year ended December 31, 2020, we sold 924,778 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $23.3 million and net proceeds of $22.4 million, after commissions and fees paid of $0.9 million. During the three months ended December 31, 2020, we sold 122,319 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $3.0 million and net proceeds of $2.9 million after commissions and fees paid of $0.1 million.
In January, 2021 we established an “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”) pursuant to which we may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series C Preferred Stock having an aggregate offering price of up to $200.0 million.
Distribution Reinvestment Program
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the years ended December 31, 2020, 2019 and 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
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

(In thousands)	Year Ended December 31, 2020
Capital Expenditures
Revenue enhancing	$7,254
Prairie Towne Tenant Improvements (1)	3,111
Maintenance	389
Total Capital Expenditures	10,754
Leasing commissions	1,594
Total	$12,348
_____

(1) During the second quarter of 2020, a tenant in the health club business declared bankruptcy and vacated its space while in the process of improving the space. As a result, we wrote off this amount, representing $0.8 million already reimbursed to the tenant for these improvements, and $2.3 million in accruals to pay liens on the property by the tenant’s contractors for improvements being made by the tenant that were not paid for. For more information see Tenant Improvements Write-Off in Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Also, as of December 31, 2020 and December 31, 2019, we had $0.0 million and $3.1 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
Accounting Treatment of Rent Deferrals/Abatements
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals or temporary rent abatements with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. Conversely, for abatements where contractual rent has been reduced, the reduction is reflected over the remaining lease term for accounting purposes but represents a permanent reduction and we have, accordingly, reduced our AFFO. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Annual Report on Form 10-K.

The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss attributable to common stockholders (in accordance with GAAP)	$(46,650)	$(3,101)	$(37,409)
Impairment of real estate investments	12,910	827	21,080
Depreciation and amortization	137,459	124,713	139,907
Gain on sale/exchange of real estate investments	(6,456)	(23,690)	(31,776)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(228)	(165)	(228)
FFO attributable to stockholders [1]	97,035	98,584	91,574
Acquisition, transaction and other costs [2]	2,921	6,257	7,557
Litigation cost reimbursements related to the Merger [3]	(9)	(2,264)	—
Legal fees and expenses — COVID-19 lease disputes [4]	269	—	—
Listing fees	—	—	4,988
Vesting and conversion of Class B Units	—	—	15,786
Accretion of market lease and other intangibles, net	(6,149)	(7,372)	(15,498)
Straight-line rent	(19,510)	(8,325)	(9,501)
Straight-line rent (rent deferral agreements) [5]	4,649	—	—
Amortization of mortgage premiums and discounts on borrowings	(2,126)	(3,816)	(3,790)
Loss on non-designated derivatives	9	—	—
Mark-to-market adjustments	—	—	(72)
Equity-based compensation	13,036	12,717	5,266
Amortization of deferred financing costs, net and change in accrued interest	7,846	7,510	6,740
Goodwill impairment [6]	—	1,605	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(2)	(8)	(19)
AFFO attributable to common stockholders [1]	$97,969	$104,888	$103,031
__________
[1]FFO and AFFO for the year ended December 31, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO, consistent with what we believe to be general industry practice.
[2]Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger. Litigation costs related to the Merger were previously presented in a separate line within the table above.
[3]Included in “Other income” in our consolidated statement of operations and comprehensive loss.
[4]Reflects legal costs incurred during the year ended December 31, 2020 related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what the we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
[5]Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for purposes of AFFO as they are expected to be collected. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction is reflected over the remaining lease term for accounting purposes but represents a permanent reduction and we have, accordingly reduced our AFFO.
[6]This is a non-cash item and is added back as it is not considered a part of operating performance.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net loss attributable to common stockholders (in accordance with GAAP)	$11,908	$24,254	$4,410	$(87,222)	$(46,650)
Asset management fees to related party	—	—	—	27,829	27,829
Impairment of real estate investments	12,621	289	—	—	12,910
Acquisition and transaction related	1,093	4	—	1,824	2,921
Equity-based compensation	—	—	—	13,036	13,036
General and administrative	1,293	85	5	18,300	19,683
Depreciation and amortization	119,656	17,781	22	—	137,459
Interest expense	66,061	—	—	12,406	78,467
Gain on sale/exchange of real estate investments	(2,179)	—	(4,277)	—	(6,456)
Other income	(107)	—	—	(917)	(1,024)
Gain on non-designated derivatives	9	—	—	—	9
Allocation for preferred stock	—	—	—	14,788	14,788
Net loss attributable to non-controlling interests	—	—	—	(44)	(44)
NOI	$210,355	$42,413	$160	$—	$252,928

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2019:

(In thousands)	Same Store [1]	Acquisitions	Disposals	Non-Property Specific	Total
Net loss attributable to common stockholders (in accordance with GAAP)	$45,281	$9,757	$24,917	$(83,056)	$(3,101)
Asset management fees to related party	—	—	—	25,695	25,695
Impairment of real estate investments	—	—	827	—	827
Acquisition and transaction related	4,620	—	—	1,637	6,257
Equity-based compensation	—	—	—	12,717	12,717
General and administrative	1,184	12	3	19,176	20,375
Depreciation and amortization	116,929	6,018	1,766	—	124,713
Goodwill impairment	—	—	—	1,605	1,605
Interest expense	60,716	—	—	17,278	77,994
Gain on sale of real estate investments	—	—	(23,690)	—	(23,690)
Other income	(1,309)	—	(2)	(2,316)	(3,627)
Allocation for preferred stock	—	—	—	7,248	7,248
Net loss attributable to non-controlling interests	—	—	—	16	16
NOI	$227,421	$15,787	$3,821	$—	$247,029

_______
[1]NOI for the year ended December 31, 2019 includes income from a lease termination fee of $7.6 million, which is recorded in revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes.
Dividends and Distributions
During the period of January 2018 through July 2018, we paid dividends on our common stock on a monthly basis at an annualized rate equal to a rate of $1.30 per annum, per share of common stock. Since listing our Class A common stock on Nasdaq in July 2018 and through March 31, 2020, we paid dividends on our Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, our board of directors approved a reduction in our annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with our April 1 dividend declaration. Historically, and through September 30, 2020, we declared dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Subsequent dividends authorized by our board of directors on shares of our Class A common stock have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Dividends on our Series C Preferred Stock accrue in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first dividend for the Series C Preferred Stock will be paid on April 15, 2021 and will represent an accrual for more than a full quarter, covering the period from December 18, 2020 to March 31, 2021.
Our Credit Facility contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and Series C Preferred Stock). On November 4, 2019, we entered into an amendment to the Credit Facility easing these restrictions and the amendment to the Credit Facility we entered into in July 2020 also eased these restrictions during the Adjustment Period. During the Adjustment Period, (i) we are permitted to continue to pay dividends on the Series A Preferred Stock and Class A common stock at the current annualized per-share rates without satisfying any further tests for the fiscal quarter ended June 30, 2020 and the fiscal quarter ended September 30, 2020, and (ii) we will generally be permitted to pay dividends on the Series C Preferred Stock, the Series A Preferred Stock and Class A common stock and other distributions in an aggregate amount of up to 105% of annualized MFFO (as defined in the Credit Facility) for a look-back period of two consecutive fiscal quarters for the fiscal quarter ended December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If we do not satisfy this requirement, the applicable threshold percentage of MFFO is 95% instead of 105%. Following the Adjustment Period, we will generally be permitted to pay dividends on the Series C Preferred Stock, Series A Preferred Stock, and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized MFFO for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.
During the Adjustment Period, we may not repurchase shares by tender offer or otherwise. Following the Adjustment Period, we will be able to make repurchases if we satisfy a maximum leverage ratio after giving effect to the repurchase and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
In November 2019 and July 2020, we entered into amendments to the Credit Facility easing the restrictions on distributions therein. There is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility.
During the year ended December 31, 2020, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations and cash on hand, which consisted of proceeds from financings and sales of real estate investments. We are required to begin paying dividends on the Series C Preferred Stock in April 2021. If we need to continue to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
Complying with the restriction on the payment of dividends and other distributions in our Credit Facility may limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. Funding dividends from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock or other equity securities to fund dividends rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended									Year Ended December 31, 2020
	March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount		Percentage of Dividends	Amount		Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$29,831		$23,058		$23,062		$—	[2]		$75,951	[2]
Cash dividends paid to preferred stockholders	3,300		3,619		3,618		3,630	[3]		14,167	[3]
Cash distributions on LTIP Units	123		97		95		96			411
Cash distributions on Class A Units	48		36		37		—	[2]		121
Total dividends and other cash distributions paid	$33,302		$26,810		$26,812		$3,726			$90,650

Source of dividend and other cash distributions coverage:
Cash flows provided by operations [1]	$24,080	72.3%	$25,164	93.9%	$20,581	76.8%	$3,726		100.0%	$90,650	[1]	100.0%
Available cash on hand	9,222	27.7%	1,646	6.1%	6,231	23.2%	—		—%	—	[1]	—%
Total sources of dividend and other cash distributions coverage	$33,302	100.0%	$26,810	100.0%	$26,812	100.0%	$3,726		100.0%	$90,650		100.0%

Cash flows provided by operations (GAAP basis)	$24,080		$25,164		$20,581		$22,892			$92,717
Net loss (in accordance with GAAP)	$(9,153)		$(21,803)		$(7,091)		$(8,603)			$(46,650)
________
[1] Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
[2] As more fully discussed in Note 8 - Stockholder’s Equity and Non-controlling interests - Dividend and Distributions beginning with the fourth quarter of 2020, we changed our dividend policy from a monthly to a quarterly payment. Dividends relating to the fourth quarter of 2020 on our Class A common stock totaling $23.1 million were declared and paid in January 2021. Because these dividends were not declared prior to December 31, 2020, they are not accrued in our financial statements until 2021.
[3] Our Series C Preferred Stock was first issued in December 2020, and we are required to begin paying dividends on the Series C Preferred Stock in April 2021. The first quarterly dividend will include amounts attributable to December 2020 in addition to the amounts attributable for the quarter ending March 31, 2021. Because these dividends were not declared prior to December 31, 2020, they are not accrued in our financial statements until 2021.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2020, we were in compliance with the debt covenants under our loan agreements.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable based on anticipated repayment dates, as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2020. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items:

		Years Ending December 31,
(In thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Principal on mortgage notes payable	$1,528,632	$110,471	$4,954	$868,058	$545,149
Interest on mortgage notes payable	293,449	55,909	103,530	91,292	42,718
Principal on Credit Facility [1]	280,857	—	280,857	—	—
Interest on Credit Facility	18,151	7,831	10,320	—	—
Ground lease rental payments due	52,112	1,515	3,081	3,158	44,358
	$2,173,201	$175,726	$402,742	$962,508	$632,225
__________
[1]The Credit Facility matures on April 26, 2022 and we have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023.
Several of the loan agreements on our mortgage notes payable feature anticipated repayment dates in advance of the stated maturity dates. Please see Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
As of December 31, 2020, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.5 billion, which approximates their fair value. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $63.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $67.5 million.
As of December 31, 2020, our variable-rate debt consisted of our Credit Facility and one secured mortgage, which had carrying values of $280.9 million and $34.0 million, respectively. The Credit Facility had a fair value of $278.8 million and the carrying amount of mortgage note payable approximated its fair value. Interest rate volatility associated with the Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2020 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Credit Facility would increase or decrease our interest expense by $3.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2020 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective December 31, 2020 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Stockholder Rights Plan Amendment
On February 25, 2021, we amended our rights agreement with Computershare Trust Company, N.A., as Rights Agent, solely to extend the expiration date of the rights under the stockholder rights plan from April 12, 2021 to April 12, 2024, unless earlier exercised, exchanged, amended, redeemed, or terminated. Please see Note 8 — Stockholder’s Equity and Non-controlling Interest — Stockholder Rights Plan for additional information on the plan.
The foregoing description of the material terms of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.americanfinancetrust.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a Current Report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

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
The following financial statement schedules are included herein beginning at page F-36 of this report:
    Schedule III — Real Estate and Accumulated Depreciation — Part I
    Schedule III — Real Estate and Accumulated Depreciation — Part II
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 *	Articles of Restatement
3.2 (1)	Fourth Amended and Restated Bylaws
3.3 (2)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
4.1 (1)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.2 (3)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of November 6, 2018
4.3 (4)	Second Amendment, dated March 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.4 (5)	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.5 (6)	Fourth Amendment, dated September 6, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.6 (7)	Fifth Amendment, dated October 4, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.7 (8)	Sixth Amendment, dated December 16, 2020, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
4.8 (9)	Seventh Amendment, dated January 13, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.9 (1)	Amended and Restated Distribution Reinvestment Plan
4.10 (10)	Master Indenture, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.11 (11)	Series 2019 I Indenture Supplement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.12 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.13 (2)	Rights Agreement, dated April 13, 2020, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
4.14 *	Amendment to Rights Agreement dated as of February 25, 2021, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1 (5)	Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Class A common stock)
10.2 (12)	Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A Common Stock)

Exhibit No.	Description
10.3 (5)	Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock)
10.4 (12)	Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.5 (7)	Amendment No. 2, dated as of October 4, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.6 (9)	Amendment No. 3, dated as of January 13, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., Truist Securities, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.7 (13)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.8 (1)	Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.9 (14)	Amendment No. 2, dated as of March 18, 2019, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.10 (15)	Amendment No. 3, dated as of March 30, 2020, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.11 (16)	Amendment No. 4, dated as of January 13, 2021, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.12 (13)	Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.13 (17)	First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.14 (18)	Second Amendment, dated as of November 4, 2020, to Amended and Restated Property Management Agreement, by and among American Finance Trust, Inc., American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, L.P.
10.15 (17)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.16 (13)	Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.17 (18)	First Amendment, dated as of November 4, 2020, to Amended and Restated Leasing Agreement, by and between American Finance Trust, Inc. and American Finance Properties, LLC
10.18 (13)	Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC
10.19 (18)	First Amendment, dated as of August 27, 2020, to Amended and Restated Property Management and Leasing Agreement, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership L.P. and American Finance Properties, LLC
10.20 (19)	Property Management and Leasing Agreement, dated as of December 18, 2019, by and among American Finance Properties, LLC, ARC HR5SSRI001, LLC, ARC HR5SSMA003, LLC, ARC HR5SSMA001, LLC and ARC HR5SSMA002, LLC
10.21 (25)	Property Management and Leasing Agreement, dated as of July 24, 2020, by and among the parties identified on Exhibit A thereto and American Finance Properties, LLC

Exhibit No.	Description
10.22 (11)	Property Management and Servicing Agreement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee
10.23 (19)	Amendment, dated as of February 3, 2020, to the Property Management and Servicing Agreement, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee
10.24 (11)	Guaranty, dated as of May 30, 2019, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee
10.25 (20)	Form of Restricted Share Award Agreement (Directors - Pre-Listing)
10.26 (21)	Indemnification Agreement by and among American Finance Trust, Inc., Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014
10.27 (22)	Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders from time to time party thereto, Citizens Bank N.A. and SunTrust Robinson Humphrey, Inc., as syndication agents, and BMO Harris Bank N.A., as administrative agent
10.28 (3)	First Amendment to Credit Agreement, dated as of September 24, 2018, among American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Finance Trust, Inc., the lenders party thereto and BMO Harris Bank N.A.
10.29 (23)	Second Amendment, dated as of November 4, 2019, to Credit Agreement, dated as of April 26, 2018, by and among American Finance Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, and BMO Harris Bank N.A., as administrative agent
10.30 (17)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.31 (17)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.32 (3)	Form of Restricted Share Award Agreement (Directors - Post-Listing)
10.33 (1)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC
10.34 (24)
First Amendment, dated as of March 6, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC

10.35 (1)	2018 Advisor Omnibus Incentive Compensation Plan
10.36 (1)	2018 Omnibus Incentive Compensation Plan
10.37 (1)	Form of Indemnification Agreement (Post-Listing)
10.38 (25)	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender
10.39 (25)	Limited Recourse Guaranty, dated as of July 24, 2020, by American Finance Operating Partnership, L.P. in favor of Column Financial, Inc.
10.40 (25)	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc.
10.41 (25)	Third Amendment to Credit Agreement and Consent, entered into as of July 24, 2020 and effective as of April 1, 2020, among American Finance Operating Partnership, L.P., a Delaware limited partnership, Genie Acquisition, LLC, American Finance Trust, Inc., the other guarantors party thereto, the lenders party hereto, and BMO Harris Bank N.A., as administrative agent
10.42 (18)	Form of Restricted Share Award Agreement (Officers)
10.43 (9)	Equity Distribution Agreement, dated January 13, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., D.A. Davidson & Co., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc. (Series C Preferred Stock)
16.1 (14)	Letter from KPMG LLP to the Securities and Exchange Commission dated March 18, 2019
21.1 *	List of Subsidiaries
23.1 *	Consent of PricewaterhouseCoopers LLP
23.2 *	Consent of KPMG LLP

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of American Finance Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________
*     Filed herewith.
(1)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.
(2)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 13, 2020.
(3)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 6, 2018.
(4)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 25, 2019.
(5)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019.
(6)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2019.
(7)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2019.
(8)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2020.
(9)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021.
(10)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019.
(11)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 31, 2019.
(12)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2019.
(13)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2016.
(14)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(15)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 30, 2020.
(16)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021.
(17)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.
(18)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020.
(19)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
(20)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016.
(21)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015.
(22)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2018.
(23)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 7, 2019.
(24)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.
(25)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 28, 2020.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of February, 2021.

AMERICAN FINANCE TRUST, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2021
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Katie P. Kurtz

/s/ Lisa D. Kabnick	Lead Independent Director	February 25, 2021
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	February 25, 2021
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	February 25, 2021
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	February 25, 2021
Edward G. Rendell

AMERICAN FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Finance Trust, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Finance Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Reporting on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
Purchase Price Allocations for Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, the Company completed real estate acquisitions with consideration paid for acquired real estate investments, net of liabilities assumed of $220.4 million for the year ended December 31, 2020. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, fair market lease rates, discount rates and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s valuation of tangible and intangible assets acquired and liabilities assumed and controls over development of the assumptions used in the valuation of tangible and intangible assets acquired and liabilities assumed, related to capitalization rates, fair market lease rates, discount rates and land values per square foot. These procedures also included, among others, (i) reading the purchase agreements and lease documents; (ii) testing the completeness and accuracy of underlying data used by management in the fair value estimates; and (iii) testing management’s process for estimating the fair value of tangible and intangible assets acquired and liabilities assumed, including testing management’s projected cash flows and evaluating the accuracy of valuation outputs. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions, related to capitalization rates, fair market lease rates, discount rates and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain assumptions utilized by management, related to capitalization rates, fair market lease rates, discount rates and land values per square foot.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Finance Trust, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in equity, and cash flows of American Finance Trust, Inc. and subsidiaries for the year ended December 31, 2018, and the related notes and financial statement schedule titled Schedule III – Real Estate and Accumulated Depreciation – Part II, for the year ended December 31, 2018 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2015 to 2019.
New York, New York
March 7, 2019

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments, at cost:
Land	$723,316	$685,889
Buildings, fixtures and improvements	2,830,508	2,681,485
Acquired intangible lease assets	454,245	448,175
Total real estate investments, at cost	4,008,069	3,815,549
Less: accumulated depreciation and amortization	(639,367)	(529,052)
Total real estate investments, net	3,368,702	3,286,497
Cash and cash equivalents	102,860	81,898
Restricted cash	10,537	17,942
Deposits for real estate investments	137	85
Deferred costs, net	16,663	17,467
Straight-line rent receivable	66,581	46,976
Operating lease right-of-use assets	18,546	18,959
Prepaid expenses and other assets (including $1,939 and $503 due from related parties as of December 31, 2020 and 2019, respectively)	23,941	19,188
Assets held for sale	—	1,176
Total assets	$3,607,967	$3,490,188

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,490,798	$1,310,943
Credit facility	280,857	333,147
Below-market lease liabilities, net	78,674	84,041
Accounts payable and accrued expenses (including $273 and $1,153 due to related parties as of December 31, 2020 and 2019, respectively)	25,210	26,817
Operating lease liabilities	19,237	19,318
Derivative liabilities, at fair value	123	—
Deferred rent and other liabilities	9,794	10,392
Dividends payable	3,675	3,300
Total liabilities	1,908,368	1,787,958

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 8,796,000 shares authorized, 7,842,008 and 6,917,230 issued and outstanding as of December 31, 2020 and 2019, respectively	79	69
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 3,680,000 shares authorized and 3,535,700 issued and outstanding as of December 31, 2020 and none authorized, issued, or outstanding as of December 31, 2019	35	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 108,837,209 and 108,475,266 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,088	1,085
Additional paid-in capital	2,723,678	2,615,089
Accumulated other comprehensive loss	(123)	—
Distributions in excess of accumulated earnings	(1,055,680)	(932,912)
Total stockholders’ equity	1,669,077	1,683,331
Non-controlling interests	30,522	18,899
Total equity	1,699,599	1,702,230
Total liabilities and equity	$3,607,967	$3,490,188

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue from tenants	$305,224	$299,744	$291,207

Operating expenses:
Asset management fees to related party	27,829	25,695	23,143
Property operating expense	52,296	52,715	54,068
Impairment of real estate investments	12,910	827	21,080
Acquisition, transaction and other costs	2,921	6,257	7,557
Listing fees	—	—	4,988
Vesting and conversion of Class B Units	—	—	15,786
Equity-based compensation	13,036	12,717	5,266
General and administrative	19,683	20,375	22,733
Depreciation and amortization	137,459	124,713	139,907
Goodwill impairment	—	1,605	—
Total operating expenses	266,134	244,904	294,528
Operating income (loss) before gain on sale of real estate investments	39,090	54,840	(3,321)
Gain on sale/exchange of real estate investments	6,456	23,690	31,776
Operating income	45,546	78,530	28,455
Other (expense) income:
Interest expense	(78,467)	(77,994)	(66,789)
Other income	1,024	3,627	863
Loss on non-designated derivatives	(9)	—	—
Total other expense, net	(77,452)	(74,367)	(65,926)
Net (loss) income	(31,906)	4,163	(37,471)
Net loss (income) attributable to non-controlling interests	44	(16)	62
Allocation for preferred stock	(14,788)	(7,248)	—
Net loss attributable to common stockholders	(46,650)	(3,101)	(37,409)

Other comprehensive (loss) income:
Change in unrealized (loss) gain on derivative	(123)	531	(626)
Comprehensive loss attributable to common stockholders	$(46,773)	$(2,570)	$(38,035)

Weighted-average shares outstanding — Basic and Diluted	108,404,093	106,397,296	105,560,053
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.43)	$(0.03)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	—	$—	—	$—	105,172,185	$1,052	$2,393,237	$95	$(657,874)	$1,736,510	$4,546	$1,741,056
Common stock issued through distribution reinvestment plan	—	—	—	—	990,393	10	23,238	—	—	23,248	—	23,248
Common stock repurchases	—	—	—	—	(1,142,190)	(11)	(20,520)	—	—	(20,531)	—	(20,531)
Vesting and conversion of Class B Units	—	—	—	—	1,052,420	11	15,775	—	—	15,786	—	15,786
Redemption of Class A Units	—	—	—	—	30,691	—	736		—	736	(736)	—
Share-based compensation	—	—	—	—	127,402	1	449	—	—	450	4,816	5,266
Distributions declared on Common Stock, $1.10 per share	—	—	—	—	—	—	—	—	(116,539)	(116,539)	—	(116,539)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(225)	(225)	(229)	(454)
Net loss	—	—	—	—	—	—	—	—	(37,409)	(37,409)	(62)	(37,471)
Other comprehensive income	—	—	—	—	—	—	—	(626)	—	(626)	—	(626)
Balance, December 31, 2018	—	—	—	—	106,230,901	1,063	2,412,915	(531)	(812,047)	1,601,400	8,335	1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Common Stock, net	—	—	—	—	2,229,647	22	31,579	—	—	31,601	—	31,601
Issuance of Series A Preferred Stock, net	6,917,230	69	—	—	—	—	168,860	—	—	168,929	—	168,929
Common stock repurchases	—	—	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Share-based compensation, net of forfeitures	—	—	—	—	34,588	1	1,071	—	—	1,072	11,645	12,717
Dividends declared on Common Stock, $1.10 per share	—	—	—	—	—	—	—	—	(117,100)	(117,100)	—	(117,100)
Dividends declared on Preferred Stock, $1.56 per share	—	—	—	—	—	—	—	—	(7,248)	(7,248)	—	(7,248)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(494)	(494)	(160)	(654)
Net loss	—	—	—	—	—	—	—	—	4,147	4,147	16	4,163
Other comprehensive income	—	—	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	—	—	937	—	—	937	(937)	—
Balance, December 31, 2019	6,917,230	69	—	—	108,475,266	1,085	2,615,089	—	(932,912)	1,683,331	18,899	1,702,230
Issuance of Common Stock, net	—	—	—	—	—	—	(239)	—	—	(239)	—	(239)
Issuance of Series A Preferred Stock, net	924,778	10	—	—	—	—	22,423	—	—	22,433	—	22,433
Issuance of Series C Preferred Stock, net	—	—	3,535,700	35	—	—	85,161	—	—	85,196		85,196
Equity-based compensation	—	—	—	—	361,943	3	1,176	—	—	1,179	11,856	13,035
Dividends declared on Common Stock, $0.70 per share	—	—	—	—	—	—	—	—	(75,952)	(75,952)	—	(75,952)
Dividends declared on Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	(14,543)	(14,543)	—	(14,543)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(411)	(411)	(121)	(532)
Net loss	—	—	—	—	—	—	—	—	(31,862)	(31,862)	(44)	(31,906)
Other comprehensive loss	—	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Rebalancing of ownership percentage	—	—	—	—	—	—	68	—	—	68	(68)	—
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(31,906)	$4,163	$(37,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	88,778	78,396	84,482
Amortization of in-place lease assets	46,496	44,795	54,439
Amortization of deferred leasing costs	2,184	1,522	986
Amortization (including accelerated write-off) of deferred financing costs	8,212	7,598	5,648
Accretion of mortgage premiums and discounts on borrowings	(2,126)	(3,816)	(3,790)
Amortization (accretion) of market lease and other intangibles, net	(6,149)	(7,372)	(15,518)
Equity-based compensation	13,036	12,717	5,266
Vesting and conversion of Class B Units	—	—	15,786
Mark-to-market adjustments	—	—	(72)
Loss on non-designated derivatives	9	—	—
Gain on sale/exchange of real estate investments	(6,456)	(23,690)	(31,776)
Impairment of real estate investments and goodwill impairment	12,910	2,432	21,080
Payments of prepayment costs on mortgages	807	4,491	4,224
Changes in assets and liabilities:
Straight-line rent receivable	(19,824)	(9,521)	(9,596)
Straight-line rent payable	314	1,196	95
Prepaid expenses and other assets	(9,139)	(3,208)	(4,086)
Accounts payable and accrued expenses	(3,831)	(1,458)	1,694
Deferred rent and other liabilities	(598)	(2,675)	3,646
Net cash provided by operating activities	92,717	105,570	95,037
Cash flows from investing activities:
Capital expenditures	(9,198)	(13,652)	(10,426)
Acquisitions of investments in real estate and other assets	(220,412)	(428,939)	(241,772)
Proceeds from sale of real estate investments	6,707	34,813	66,455
Deposits	(53)	2,952	(2,472)
Net cash used in investing activities	(222,956)	(404,826)	(188,215)
Cash flows from financing activities:
Proceeds from mortgage notes payable	874,000	286,930	29,887
Payments on mortgage notes payable	(663,236)	(69,144)	(47,197)
Proceeds from credit facility	205,000	233,000	324,700
Payments on credit facility	(257,291)	(224,553)	(95,000)
Payments of financing costs	(30,917)	(10,778)	(7,031)
Payments of prepayment costs on mortgages	(807)	(4,491)	(4,224)
Common stock repurchases	—	(274)	(20,531)
Distributions on LTIP Units and Class A Units	(532)	(694)	(225)
Dividends paid on common stock	(75,951)	(117,140)	(104,824)
Dividends paid on preferred stock	(14,167)	(3,948)	—
Proceeds from issuance of common stock, net	(211)	31,601	—
Proceeds from issuance of Series A preferred stock, net	22,490	168,956	—
Proceeds from issuance of Series C preferred stock, net	85,418	—	—
Net cash provided by financing activities	143,796	289,465	75,555
Net change in cash, cash equivalents and restricted cash	13,557	(9,791)	(17,623)
Cash, cash equivalents and restricted cash, beginning of period	99,840	109,631	127,254
Cash, cash equivalents and restricted cash, end of period	$113,397	$99,840	$109,631

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents, end of period	$102,860	$81,898	$91,451
Restricted cash, end of period	10,537	17,942	18,180
Cash, cash equivalents and restricted cash, end of period	$113,397	$99,840	$109,631

Supplemental Disclosures:
Cash paid for interest	$72,758	$72,826	$63,839
Cash paid for income and franchise taxes	$720	$217	$1,100

Non-Cash Investing and Financing Activities:
Accrued offering costs - Series A Preferred Stock	$57	$27	$—
Accrued offering costs - Series C Preferred Stock	$222	$—	$—
Accrued offering costs - Class A common stock	$28	$—	$—
Preferred dividend declared but not yet paid	$3,676	$3,300	$—
Assets received through substitution	$4,380	$—	$—
Assets provided through substitution	$(2,180)	$—	$—
Proceeds from real estate sales used to pay off related mortgage notes payable	$5,586	$94,940	$90,038
Mortgage notes payable released in connection with disposition of real estate	$(5,586)	$(94,940)	$(90,038)
Common stock issued through distribution reinvestment plan	$—	0	$23,248
Accrued capital expenditures (payable)	$1,556	$355	$341

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2020, the Company owned 920 properties, comprised of 19.3 million rentable square feet, which were 93.9% leased, including 887 single-tenant, net leased commercial properties (849 of which are leased to retail tenants) and 33 multi-tenant retail properties.
Substantially all of the Company’s business is conducted through American Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. American Finance Advisors, LLC (the “Advisor”) manages the Company’s day-to-day business with the assistance of the Company’s property manager, American Finance Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown or recession. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company has experienced delays in rent collections in the second, third and fourth quarters of 2020. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020, the Company has executed several types of lease amendments. These agreements include deferrals and abatements (i.e. rent credits) and also may include extensions to the term of the leases.
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
In addition to the proactive measures taken on rent collections, the Company has taken additional steps to maximize its flexibility related to its liquidity and minimize the related risk during this uncertain time. In March and April 2020, consistent with the Company’s plans to acquire additional properties, the Company borrowed an additional $170.0 million and $20 million, net, respectively, under its revolving unsecured corporate credit facility (the “Credit Facility”). Additionally, on March 30, 2020, the Company announced a reduction in the Company’s dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year based on shares outstanding at that time. In addition, on July 24, 2020, the Company and its lenders modified the terms of its Credit Facility including, among other things, the covenants to provide more operating flexibility. In connection with the Company’s refinancing of certain mortgage debt in July 2020, the Company repaid approximately $197 million outstanding under its Credit Facility. The Company repaid an additional $25 million outstanding under its Credit Facility in December 2020 using cash on hand (see Note 4 — Mortgage Notes Payable, Net for additional information).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2020, these leases had an average remaining lease term of approximately 8.8 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

(In thousands)	Future Base Rent Payments
2021	$268,535
2022	259,400
2023	246,195
2024	228,959
2025	210,543
Thereafter	1,307,238
$2,520,870
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2020, 2019 and 2018, approximately $1.1 million, $0.9 million and $0.9 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020, this assessment

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
included consideration of the impacts of the COVID-19 pandemic on the ability of our tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue from tenants. Under ASC 840, the Company recorded such amounts as bad debt expense as part of property operating expenses. As a result of the review and assessment as described above and the impacts of the COVID-19 pandemic on certain of the Company’s tenants, the Company recorded a reduction in revenue from tenants of $6.6 million during the years ended December 31, 2020. During the years ended December 31, 2019 and 2018, such amounts were $2.9 million (recorded as a reduction of revenue from tenants) and $2.7 million (recorded as bad debt expense in property operating expenses), respectively.
On April 1, 2019, the Company entered into a termination agreement with a tenant at one of its multi-tenant properties which required the tenant to pay the Company a termination fee of $8.0 million. The Company then entered into two leases, one of which was subsequently terminated in 2020 to replace the tenant (see Note 3 — Real Estate Investments, Net — Tenant Improvement Write-Off for further details regarding this termination). As a result of the April 2019 termination, the Company recorded termination income, net, of $7.6 million during the second quarter of 2019, which is included in revenue from tenants during the year ended December 31, 2019.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2020, 2019 or 2018. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2020, the Company had no properties classified as held for sale, and, as of December 31, 2019, the Company had one property classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of the new leasing standard on January 1, 2019, were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2020, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2020, 2019 and 2018 were asset acquisitions.
For acquired properties with leases classified as operating leases, the Company allocates the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Tangible assets include land, land improvements, buildings, fixtures, and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. The Company estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates, and land values per square foot.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2020 and 2019.
Gain on Sale/Exchange of Real Estate Investments
Gains on sales of rental real estate are not considered sales to customers and are generally recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
In accordance with ASC 845-10, Accounting for Non-Monetary Transactions, if a nonmonetary exchange has commercial substance, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Goodwill and Goodwill Impairment
The Company had no goodwill recorded as of December 31, 2020 and 2019 and $1.6 million of goodwill recorded as of December 31, 2018. The Company is required to assess whether its goodwill is impaired, which requires the Company to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company evaluates goodwill for impairment at least annually or when other market events or circumstances occur that might indicate that goodwill is impaired. The Company performed its annual assessment in December 2018 and determined that there was no impairment of goodwill. Given fluctuations in the market price of the Class A common stock, the Company performed a reassessment as of June 30, 2019, which included the assessment of relevant metrics such as estimated carrying and fair market value of the Company’s real estate and market-based factors. Based on these assessments, the Company determined that goodwill was impaired and recorded an impairment charge of $1.6 million for the year ended December 31, 2019. There was no goodwill impairment for the year ended December 31, 2020.
Reportable Segment
The Company has one reportable segment, income-producing properties, which consists of activities related to investing in real estate.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of its real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s results from operations because if the Company were to shorten the expected useful lives of its real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower earnings on an annual basis.
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
The value of customer relationship intangibles, if any, is amortized to expense over the initial term of the lease and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
December 31, 2020
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
Non-controlling Interests
The non-controlling interests represent the portion of the equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net income or loss based on their share of equity ownership.
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger (the “Merger”) with American Realty Capital-Retail Centers of America, Inc. (“RCA”) and were recognized at fair value as of the at the effective time of the Merger on February 16, 2017. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. In addition, under the multi-year outperformance agreement with the Advisor (the “2018 OPP”), the OP issued a new class of units of limited partnership designated as LTIP Units (“LTIP Units”), which are also reflected as part of non-controlling interest as of December 31, 2020 and 2019. Please see Note 8 — Stockholders’ Equity and Non-Controlling Interest and Note 12 — Equity-Based Compensation for additional information on transactions that impacted the amounts recorded for non-controlling interests during the years ended December 31, 2020, 2019 and 2018.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2020, the Company had cash and cash equivalents of $102.9 million of which $101.1 million were in excess of the amount insured by the FDIC. As of December 31, 2019, the Company had cash and cash equivalents of $81.9 million of which $80.0 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note Receivable, net, and Related Income
Included in prepaid assets and other assets on the consolidated balance sheet as of December 31, 2020 is a note receivable, net, consisting of a loan the Company has established with an existing tenant to fund capital improvements at the applicable properties. The tenant may borrow up to $1.0 million, of which $0.2 million was drawn as of December 31, 2020. The note bears interest at a fixed rate of 8.5% and matures on December 31, 2025. Interest income on the note receivable is presented within other income on the consolidated statements of operations and comprehensive loss.
Deferred Financing and Leasing Costs
Deferred costs, net consists of debt issuance costs associated with the Credit Facility (as defined in Note 5 — Credit Facility) and deferred leasing costs, net of accumulated amortization. Deferred financing costs relating to the mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) are reflected net of the related financing on our balance sheet.
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
Effective at the listing of the Company’s Class A common stock, $0.01 par value per share (“Class A common stock”) on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date”), the Company entered into the 2018 OPP under which the LTIP Units were issued to the Advisor. These awards are market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value is reflected as a charge to earnings evenly over the service period. Further, in the event of a modification, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. The expense for the LTIP Units is included in the equity-based compensation line item of the consolidated statements of operations.
For additional information on these awards, see Note 12 — Equity-Based Compensation.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and it did not have an impact on the Company’s consolidated financial statements. The new guidance did not have an impact on the Company’s consolidated financial statements, primarily because the Company’s revenues are being sourced from lease arrangements that are outside the scope of ASC 606 until the new lease standard is adopted.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The Company adopted this guidance effective January 1, 2018, and will apply the new rules prospectively. The Company expects, based on historical property acquisitions primarily being treated as asset acquisitions, that in most cases, a future property acquired after adoption will be treated as an asset acquisition rather than a business acquisition, which will result in the capitalization of related transaction costs. The Company has evaluated the impact of this new guidance beginning in the first quarter of 2018, and determined that it did not have a material impact on the Company’s consolidated financial statements. All acquisition costs incurred during the years ended December 31, 2020, 2019 and 2018 were capitalized since our acquisitions during the years were all classified as asset acquisitions.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, clarifies the definition of in substance non-financial assets, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company adopted this guidance effective January 1, 2018 using the modified transition method. Sales of real estate in which the Company loses its controlling interest in the real estate property will result in the full gain amount being

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
recognized at the time of the partial sale. During the years ended December 31, 2020, 2019 or 2018 the Company did not retain any interest in properties in which it sold.
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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718 (“ASU 2018-07”). ASU 2018-07 specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance was effective for the Company in annual periods beginning after December 15, 2018 and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2018-07 on July 1, 2018 as it relates to the award made to the Advisor pursuant to the 2018 OPP (see Note 12 — Equity-Based Compensation for additional details).
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
Upon adoption, lessors were allowed a practical expedient, which the Company has elected, by class of underlying assets to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because: (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under this guidance, which is consistent with the Company’s existing policies. Also, upon adoption, companies were allowed a practical expedient package, which the Company has elected, that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019 (including assessing sale-leaseback transactions); and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. As a result, all of the Company’s existing leases at the time of adoption were classified as operating leases and will continue to be classified as operating leases for their duration, unless modified. Further, any existing leases for which the property is the leased to a tenant in a transaction that at inception was a sale-leaseback transaction will continue to be treated (absent a modification) as operating leases. The Company did not have any leases that would be considered financing leases as of January 1, 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Lessor Accounting
As discussed above, the Company was not required to re-assess the classification of its leases, which are considered operating leases under ASC 842. The following is a summary of the most significant impacts to the Company of the lease accounting guidance, as lessor:
•Since the Company elected the practical expedient noted above to not separate non-lease component revenue from the associated lease component, the Company has aggregated revenue from its lease components and non-lease components (tenant operating expense reimbursements) into one line. The prior period has been conformed to this new presentation.
•Changes in the Company’s assessment of receivables that result in bad debt expense is now required to be recorded as an adjustment to revenue, rather than a charge to bad debt expense. This new classification applies for the first quarter of 2019 and reclassification of prior period amounts is not permitted. At transition on January 1, 2019, after assessing its reserve balances at December 31, 2018 under the guidance, the Company wrote off accounts receivable of $0.1 million and straight-line rents receivable of $0.1 million as an adjustment to the opening balance of accumulated deficit, and accordingly rent for these tenants is currently recorded on a cash basis.
•Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed. Under prior accounting guidance, the recognition would have been deferred.
Lessee Accounting
The Company is a lessee under ground leases for eight properties as of January 1, 2019. The following is a summary of the most significant impacts to the Company of the accounting guidance, as lessee:
•Upon adoption of the standard, the Company recorded ROU assets and lease liabilities equal to $19.3 million for the present value of the lease payments related to its ground leases. These amounts are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.
•The Company also reclassified $0.3 million related to amounts previously reported as a straight-line rent liability, $1.1 million, net related to amounts previously reported as above and below market ground lease intangibles and $0.1 million of prepaid rent to the ROU assets. For additional information and disclosures related to these operating leases, see Note 9 — Commitments and Contingencies.
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
December 31, 2020
Adopted as of January 1, 2020:
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
Pending Adoption as of December 31, 2020:
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2020, 2019 and 2018. All acquisitions in 2020, 2019 and 2018 were considered asset acquisitions for accounting purposes.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Real estate investments, at cost:
Land	$41,517	$76,610	$61,745
Buildings, fixtures and improvements	153,048	288,549	140,151
Total tangible assets	194,565	365,159	201,896
Acquired intangible assets and liabilities: [1]
In-place leases	27,873	66,787	39,978
Above-market lease assets	1,786	1,973	1,055
Below-market lease liabilities	(3,812)	(4,980)	(1,157)
Total intangible assets, net	25,847	63,780	39,876
Consideration paid for acquired real estate investments, net of liabilities assumed	$220,412	$428,939	$241,772
Number of properties purchased	107	218	130
__________
[1]Weighted-average remaining amortization periods for in-place leases, above-market lease assets, below-market ground lease asset, and below-market lease liabilities acquired during the year ended December 31, 2020 were 14.8 years, 15.7 years, and 23.5 years, respectively, as of each property’s respective acquisition date.
Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$430,610	$176,011	$254,599	$424,509	$151,474	$273,035
Above-market lease assets	23,635	9,129	14,506	23,666	8,152	15,514
Total acquired intangible lease assets	$454,245	$185,140	$269,105	$448,175	$159,626	$288,549

Intangible liabilities:
Below-market lease liabilities	$104,758	$26,084	$78,674	$106,435	$22,394	$84,041
Total acquired intangible lease liabilities	$104,758	$26,084	$78,674	$106,435	$22,394	$84,041
The following table presents amortization expenses and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
In-place leases, included in depreciation and amortization	$46,496	$44,795	$54,439

Above-market lease intangibles	$(2,794)	$(3,375)	$(4,441)
Below-market lease liabilities	8,994	10,796	19,989
Total included in revenue from tenants	$6,200	$7,421	$15,548

Below-market ground lease asset [1]	$32	$32	$32
Above-market ground lease liability [1]	(1)	(2)	(2)
Total included in property operating expenses	$31	$30	$30

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
__________
[1]Upon adoption of ASC 842 effective January 1, 2019, intangible balances related to ground leases were reclassified to be included as part of the Operating lease right-of-use assets presented on the Company’s consolidated balance sheet with no change to placement of the amortization expense of such balances included in property operating expenses on the Company’s consolidated statements of operations and comprehensive loss. See Note 2 — Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements for additional information.
The following table provides the projected amortization expenses and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended December 31,
(In thousands)	2021	2022	2023	2024	2025
In-place leases, to be included in depreciation and amortization	$36,462	$32,665	$30,385	$27,666	$24,376

Above-market lease intangibles	$2,361	$2,003	$1,755	$1,617	$1,204
Below-market lease liabilities	(6,359)	(6,014)	(5,854)	(5,643)	(5,425)
Total to be included in revenue from tenants	$(3,998)	$(4,011)	$(4,099)	$(4,026)	$(4,221)
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
As of December 31, 2020, there were no properties classified as held for sale and, as of December 31, 2019, there was one property classified as held for sale. During the year ended December 31, 2020, the Company sold the one property that was held for sale as of December 31, 2019. The disposal of this property did not represent a strategic shift. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of December 31, 2020 and 2019:

(In thousands)	December 31, 2019
Real estate investments held for sale, at cost:
Land	$563
Buildings, fixtures and improvements	750
Total real estate assets held for sale, at cost	1,313
Less accumulated depreciation and amortization	(137)
Total real estate investments held for sale, net	1,176
Assets held for sale	$1,176
Real Estate Sales/Exchanges
During the year ended December 31, 2020, the Company sold six properties leased to Truist Bank (formerly known as SunTrust Bank, “Truist Bank”), for an aggregate contract price of $13.3 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $4.3 million. In addition, the Company recorded a gain on sale of $2.2 million related to a non-monetary exchange of two properties then owned by the Company pursuant to a tenant’s exercise of its right to substitute properties under its lease. These gains are reflected in gain on sale/exchange of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.
During the year ended December 31, 2019, the Company closed on the sale of 25 properties, including 22 properties leased to Truist Bank, for an aggregate contract price of $131.7 million, exclusive of closing costs. These sales resulted in aggregate gains of $23.7 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
During the year ended December 31, 2018, the Company closed on the sale of 44 properties, including 31 properties leased to Truist Bank, which had lease terms that expired between December 31, 2017 and March 31, 2018, for an aggregate contract price of $161.5 million, exclusive of closing costs. These sales resulted in aggregate gains of $31.8 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.
Real Estate Held for Use
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single-tenant properties (ii) significant or sustained vacancy in the Company’s multi-tenant properties and (iii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. For all of its held for use properties, the Company had reconsidered the projected cash flows due to various performance indicators and where appropriate, and the Company evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over the intended holding period. See “Impairment Charges” below for discussion of specific charges taken.
If a triggering event for held for use single-tenant properties is identified, the Company uses either a market approach or an income approach to estimate the future cash flows expected to be generated.
The market approach involves evaluating comparable sales of properties in the same geographic region as the held for use properties in order to determine an estimated sale price. The Company makes certain assumptions including, among others, that the properties in the comparable sales used in the analysis share similar characteristics to the held for use properties, and that market and economic conditions at the time of any potential sales of these properties, such as discount rates; demand for space; competition for tenants; changes in market rental rates; and costs to operate the property, would be similar to those in the comparable sales analyzed.
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
During the year ended December 31, 2020, the Company owned six held for use properties for which the Company reconsidered their projected cash flows. One of these was a multi-tenant property which was evaluated due to a significant sustained vacancy rate as well as a change in the Company’s expected holding period. Two were single-tenant properties under a definitive purchase and sale agreement (“PSA”) which did not meet the criteria for held for sale treatment as of December 31, 2020. In this instance, the Company used the proportionate contract purchase price from the PSA to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the non-binding letter of intent or PSA. Three were single-tenant properties which were vacant.
During the year ended December 31, 2019, the Company owned one held for use single-tenant net lease property leased to Truist Bank, which had lease terms that expired on December 31, 2017 and was vacant.
Impairment Charges
The Company recorded total impairment charges of $12.9 million for the year ended December 31, 2020, $11.5 million of which related to one of its multi-tenant held-for-use properties which was recorded to adjust the property to its fair value as determined by the income approach described above, and $1.4 million of which related to three single-tenant properties, two of which were impaired to adjust the property to their fair value as determined by the income approach described above and one of which was impaired to adjust the property to the contract price of its PSA .
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The Company recorded total impairment charges of $21.1 million for the year ended December 31, 2018. This amount is comprised of impairment charges of $11.0 million, which were recorded upon reclassification of properties to assets held for sale to adjust the properties to their fair value less estimated cost of disposal and impairment charges of $10.1 million were recorded on 12 (including impairments of $1.7 million on nine properties leased to Truist Bank) the Company’s held for use properties. The majority of the impairment charges on the held for use properties related to two multi-tenant properties.
Tenant Improvements Write-Off
During the second quarter of 2020, a tenant in the health club business at one of the Company’s multi-tenant properties declared bankruptcy and vacated its space while in the process of improving the space. The Company had already reimbursed $0.8 million to the tenant for these improvements. As a result of the tenant’s bankruptcy, improvements being made by the tenant were not paid for and the Company additionally accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of December 31, 2020 and 2019 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2020	2019	2020		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes	95	$119,084	$120,294	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes	106	121,000	121,000	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	201	240,084	241,294

SAAB Sensis I	1	$6,217	$6,660	5.93%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	15	9,560	10,860	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	76	60,952	62,228	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	10	3,792	6,626	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I [8]	1	125,000	125,000	3.26%		Fixed [9]	Sep. 2025	Sep. 2025
Stop & Shop [1]	4	45,000	45,000	3.49%		Fixed	Jan. 2030	Jan. 2030
Mortgage Loan I [2] [7]	—	—	497,150	—%		n/a	n/a	n/a
Column Financial Mortgage Notes	368	715,000	—	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	1	21,677	22,139	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek [10]	1	34,000	39,147	4.82%		Variable	Dec. 2021	Dec. 2021
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	735	1,528,632	1,323,454	4.02%	(4)
Deferred financing costs, net of accumulated amortization [5]		(38,760)	(15,564)
Mortgage premiums and discounts, net [6]		926	3,053
Mortgage notes payable, net		$1,490,798	$1,310,943
__________
[1]The prior Stop & Shop loan was refinanced on December 19, 2019 with a new loan (see Stop & Shop Loan section below). In connection with the prior loan, the Company paid prepayment penalties of approximately $2.0 million, which are included in the acquisition, transaction and other costs on the consolidated statement of operations and comprehensive (loss) income.
[2]In connection with repayment a portion of this mortgage note, the Company paid prepayment penalties of $1.6 million in the second quarter of 2019, which are included in the acquisition, transaction and other costs on the consolidated statement of operations and comprehensive (loss) income.
[3]This loan was repaid in connection with the issuance of the Net Lease Mortgage Notes (see definition below) in the second quarter of 2019 and all 39 properties, which were previously encumbered under Mortgage Loan IV were added to the collateral pool for the Net Lease Mortgage Notes. As a result of repaying the loan, remaining unamortized deferred financing costs of $0.8 million were written off, which is included in interest expense in the consolidated statement of operations. Also, the “pay-fixed” interest rate swap agreements related to Mortgage Loan IV were terminated upon repayment (see Note 7 — Derivatives and Hedging Activities), which is included in interest expense in the consolidated statement of operations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
[4]Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2020.
[5]Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
[6]Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
[7]On July 24, 2020, this mortgage loan was repaid prior to its maturity with a portion of the proceeds from a $715 million loan secured by 368 properties (see “Loan Agreement With Column Financial” section below for additional information).
[8]On September 4, 2020 this mortgage loan was refinanced (see “New Sanofi Loan Agreement” section below).
[9]Mortgage is fixed by an interest rate swap agreement (see “New Sanofi Loan Agreement” section below).
[10]On December 1, 2020, this mortgage loan was refinanced (see “New Patton Creek Loan Agreement” section below).
As of December 31, 2020 and 2019, the Company had pledged $2.8 billion and $2.5 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2020, $1.1 billion in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated repayment dates for the five years subsequent to December 31, 2020 and thereafter:

(In thousands)	Future Principal Payments
2021	$110,471
2022	2,311
2023	2,643
2024	22,287
2025	845,771
Thereafter	545,149
$1,528,632
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2020, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
New Patton Creek Loan Agreement
On December 1, 2020, the Company, through a wholly owned subsidiary, refinanced the mortgage loan with Column Financial. The loan is secured by the Company’s Patton Creek multi-tenant property in Alabama. In connection with the refinancing, the Company paid $7.3 million in cash on hand to reduce the principal balance outstanding to $34.0 million and paid for closing fees of $2.8 million. The loan bears interest at a floating interest rate of one-month LIBOR plus 4.25%. The loan is interest-only with the principal due at maturity on December 6, 2021. Beginning on this initial maturity date, the floating interest rate will increase to one-month LIBOR plus 5.25% if the Company exercises its option to extend the loan past its initial maturity to December 6, 2022. In conjunction with this refinancing, the Company entered into an interest cap agreement for a notional amount of $34.0 million. The Company has elected to treat the interest rate cap as a non-designated derivative instrument, and the changes in the fair value of the cap will be accounted for as a mark-to-market adjustment in the consolidated statement of operations and comprehensive loss in each reporting period (see Note 7 — Derivatives and Hedging Activities for more information).
New Sanofi Loan Agreement
On September 4, 2020, the Company, through a wholly owned subsidiary, borrowed $125.0 million from a syndicate of regional banks led by BOK Financial. The syndicated balance sheet loan is secured by three of the Company’s single-tenant buildings located in Bridgewater, New Jersey that serve as the U.S. headquarters for Sanofi US Services Inc. At closing, all net proceeds from the loan and approximately $2.6 million in cash on hand were used to repay the previously outstanding mortgage indebtedness encumbering the property, which included a $0.5 million defeasance fee reflected in acquisition and transaction costs on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by a swap agreement which was effective on October 13, 2020. The loan is interest-only with the principal due at maturity on September 4, 2025. The Company may prepay the loan in whole or in part at any time subject to applicable prepayment penalties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Stop & Shop Loan
On December 18, 2019, subsidiaries of the Company entered into a loan agreement (“Stop & Shop Loan”) with Morgan Stanley Bank, N.A., for a principal amount of $45.0 million at a fixed interest rate of 3.445% per annum. The Stop & Shop Loan requires monthly interest-only payments, with the principal balance due on the maturity date in January 2030 and is secured by mortgage interests in four of the Company’s properties, three of which are located in the state of Massachusetts, totaling approximately 0.3 million square feet. The Stop & Shop Loan permits the lender to securitize the loan or any portion thereof.
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
December 31, 2020
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
As of December 31, 2020, the collateral pool for the Net Lease Mortgage Notes was comprised of 201 of the Company’s double- and triple-net leased single-tenant properties that had been transferred to the subsidiaries of the Company that issued the Net Lease Mortgage Notes, together with the related leases and certain other rights and interests. The net proceeds from the sale of the Net Lease Mortgage Notes were used to repay $204.9 million in indebtedness related to 192 of the properties then in the collateral pool securing the Net Lease Mortgage Notes, and approximately $37.1 million of the remaining net proceeds were available to the Company for general corporate purposes, including to fund acquisitions. At closing, the Company repaid mortgage notes of $29.9 million previously secured by 39 individual properties and repaid $175.0 million in outstanding borrowings under the Credit Facility. The Company removed 153 of its properties from the borrowing base under the Credit Facility to serve as part of the collateral pool for the Net Lease Mortgage Notes in connection with this repayment and added ten recently acquired properties to the collateral pool securing the Net Lease Mortgage Notes.
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
The Net Lease Mortgage Notes have two debt service coverage ratio tests. If the monthly debt service coverage ratio falls below 1.3x and is not cured, cash flow that would be available to pay certain subordinated expenses or be released to the Company will instead be deposited into a reserve account. If the three-month average debt service coverage ratio falls below 1.2x and is not cured, all remaining cash flow after payments of interest on the Net Lease Mortgage Notes will be applied to pay principal on the Net Lease Mortgage Notes (first on the Class A-1 Net Lease Mortgage Notes and then on the Class A-2 Net Lease Mortgage Notes).
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million. On July 24, 2020, the Company, through the OP as the borrower thereunder, entered into an amendment to the Credit Facility with BMO Bank, as administrative agent, and the other lenders party thereto. The amendment became effective as of April 1, 2020 and is designed to provide the Company with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic. The amendment revises specific provisions in the Credit Facility governing: (i) the payment of dividends; (ii) leverage coverage; (iii) borrowing availability; (iv) fixed charge coverage; (v) the interest rate; and (vi) acquisitions. These revisions, which are generally incorporated into the description below, are generally only effective during the Adjustment Period, after which the previously effective terms of the Credit Facility will be reinstated.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
certain customary conditions. As of December 31, 2020, the Company had increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential increase remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (i) 60% of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 will generally be reduced by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and will be increased during the other fiscal quarters of the Adjustment Period. As of December 31, 2020, the Company had a total borrowing capacity under the Credit Facility of $406.9 million based on the value of the borrowing base under the Credit Facility and of this amount, $280.9 million was outstanding under the Credit Facility as of December 31, 2020 and $126.0 million remained available for future borrowings.
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
The Credit Facility requires payments of interest only. The maturity date of the Credit Facility is April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin will be 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR regardless of the Company’s consolidated leverage ratio, and the “floor” on LIBOR was increased from 0.00% to 0.25%. As of December 31, 2020 the Company has elected to use the LIBOR rate for all its borrowings under the Credit Facility. As of December 31, 2020 and December 31, 2019, the weighted-average interest rate under the Credit Facility was 2.79% and 3.80%, respectively.
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Company is not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. To transition from LIBOR under the Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”)) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. On November 9, 2019, the Company entered into an amendment to the Credit Facility which permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. During the Adjustment Period the Company is generally permitted to pay distributions up to 105% of annualized MFFO for a look-back period of two consecutive fiscal quarters for the fiscal quarter ending December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, the Company has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If this level of liquidity is not maintained, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, the Company may not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of December 31, 2020, the Company was in compliance with the operating and financial covenants under the Credit Facility.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of December 31, 2020 and 2019. The carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments that were classified as held for use at the time of impairment (see Note 3 — Real Estate Investments for additional information on impairment charges incurred by the Company). The carrying value of these held for use impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment. The Company primarily uses a market approach to estimate future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature.
As of December 31, 2020, the fair value of advances to the Company under the Credit Facility was $278.8 million due to the widening of the credit spreads during the current period. These advances had a carrying value of $280.9 million as of December 31, 2020. As of December 31, 2019, the $333.1 million carrying value of advances under the Credit Facility approximated their fair value. The fair value of advances under the Credit Facility are based on estimates of market credit spreads and interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy. The carrying value of the Company’s mortgage notes payable as of December 31, 2020 and 2019 were $1.5 billion and $1.3 billion, respectively, and the fair value of the Company’s mortgage notes payable were $1.6 billion and $1.3 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million, which became effective on October 13, 2020, in order to fix the interest rate on a mortgage loan that was refinanced in September 2020 (see Note 4 — Mortgage Notes Payable for additional information). The interest rate swap fixes interest on the mortgage at an effective interest rate of 3.26% and expires in July 2026. Additionally, in conjunction with the refinancing of a mortgage loan in December 2020, the Company entered into an interest rate cap agreement for a notional amount of $34.0 million. The fair value of this interest rate cap is insignificant and therefore is not shown on the consolidated balance sheet as of December 31, 2020 (see Note 4 — Mortgage Notes Payable for additional information).
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2020. The Company did not have any derivative instruments outstanding as of December 31, 2019 due to the termination of its interest rate swaps after the repayment of certain mortgages during the third quarter of 2019 (see Note 4 — Mortgage Notes Payable, Net for additional information).

(In thousands)	Balance Sheet Location	December 31, 2020
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$123
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
Effective January 1, 2019 and upon adoption of ASU No. 2017-12 (see Note 2 — Summary of Significant Accounting Policies), all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the years ended December 31, 2020, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $0.2 million will be reclassified from other comprehensive loss as an increase to interest expense.
Additionally, during the year ended December 31, 2019, the Company accelerated the reclassification of amounts in other comprehensive income to earnings because it became probable that the hedged forecasted amounts would not occur. This acceleration resulted in a loss of $1.5 million during the year ended December 31, 2019, which is included in interest expense in the consolidated statement of operations and comprehensive loss.
As of December 31, 2020 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay-fixed” Swaps	1	$125,000
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Amount of loss recognized in AOCI on interest rate derivatives [1]	$(174)	$(979)	$(670)
Amount of loss reclassified from AOCI into income as interest expense	$(51)	$(36)	$(125)
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$81
Total interest expense recorded in the consolidated statement of operations and comprehensive loss	$78,467	$77,994	$66,789
__________
[1] Excludes a loss of $1.5 million in the Company’s consolidated statements of operations for the year ended December 31, 2019 recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 4 — Mortgage Notes Payable, Net for additional information).
Non-Designated Hedges
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded a loss on non-designated hedging relationships of $9,000 during the year ended December 31, 2020. The Company did not record any gains or losses during the years ended December 31, 2019 and 2018 since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during those years.
As of December 31, 2020 the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Cap	1	$34,000

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020. The Company did not have any derivatives outstanding as of December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2020	$—	$123	$—	$123	$—	$—	$123

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8 — Stockholders’ Equity and Non-Controlling Interest
Common Stock
As of December 31, 2020 and 2019, the Company had 108.8 million and 108.5 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future.
Listing of the Company’s Common Stock
To address the potential for selling pressure that may have existed at the outset of listing, the Company listed only shares of its Class A common stock, which represented approximately 50% of its outstanding shares of common stock, on Nasdaq on the Listing Date. The Company’s two other classes of outstanding stock at the time of the Listing were Class B-1 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time, and Class B-2 common stock, which comprised approximately 25% of the Company’s outstanding shares of common stock at that time. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018 and all shares of Class B-2 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on January 9, 2019. Fractional shares of Class B-2 common stock totaling approximately 19,870 shares were repurchased at a price of $13.78 per share by the Company as a result of the automatic conversion. Each share of Class B-1 common stock and Class B-2 common stock was otherwise identical to each share of Class A common stock in all other respects, including the right to vote on matters presented to the Company’s stockholders, and shares of all different classes of common stock received the same dividends while there were different classes of common stock outstanding.
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
Corporate Actions
In order to effect the Listing described above, the Company took the following corporate actions on July 3, 2018:
•The Company effected a 2-to-1 reverse stock split combining every two shares of common stock, par value $0.01 per share, into one share of common stock, par value $0.02 per share, and subsequently reducing the resulting par value of the shares of common stock outstanding after the reverse stock split from $0.02 per share back to $0.01 per share. In addition, the Company changed the name of its common stock to “Class A common stock.”
•The Company reclassified a number of authorized but unissued shares of Class A common stock equal to half of the number of shares of Class A common stock then outstanding into equal numbers of shares of Class B-1 common stock and shares of Class B-2 common stock.
•The Company distributed to the holders of shares of Class A common stock a stock dividend equal to one-half share of Class B-1 common stock and one-half share of Class B-2 common stock for each share of Class A common stock outstanding.
As a result of the corporate actions described above, the number of outstanding shares in total, and on a weighted-average basis for earnings per share purposes, remained the same with the exception of any fractional shares that were repurchased or forfeited as a result of the reverse stock split.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
__________
[1]See “Corporate Actions” above for a description of the reverse stock split and classification of shares as Class A common stock, Class B-1 common stock and Class B-2 common stock. Fractional shares of Class A common stock totaling 18,460 were repurchased by the Company as a result of the reverse stock split. In accordance with their terms, all shares of Class B-1 common stock automatically converted into shares of Class A common stock and were listed on Nasdaq on October 10, 2018. As a result of this conversion, on October 10, 2018, all fractional shares of Class B-1 common stock totaling approximately 19,945 shares were repurchased by the Company. Amount at June 30, 2018 included 8,888 shares of common stock owned by American Finance Special Limited Partner, LLC (the “Special Limited Partner”). During the second half of 2018, 4,444 shares of Class A common stock owned by the Special Limited Partner were distributed to individual members of the entity and, as a result, the Special Limited Partner owned 2,222 shares of Class A common stock and 2,222 shares of Class B-2 common stock as of December 31, 2018.
[2]The performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units” (“Class B Units”) vested and were converted into an equal number of units of limited partnership designated as “Class A Units” (“Class A Units”). In addition, effective at the Listing following this conversion and as approved by the Company’s board of directors, these Class A Units were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP (see Note 10 — Related Party Transactions and Arrangements for additional information).
[3]Following the Listing, all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer.
[4]Pursuant to the redemption provisions contained in the agreement of limited partnership of the OP, holders of Class A Units may redeem all or a portion of their Class A Units for, at the Company’s election, either shares of Class A common stock or the cash equivalent thereof. 203,612 Class A Units were eligible for redemption after the Listing. On July 20, 2018, 30,691 Class A Units held by the Special Limited Partner and another affiliate of the Advisor were redeemed for an equal number of newly issued shares of Class A common stock consistent with the redemption provisions contained in the agreement of limited partnership of the OP.
[5]Fractional unvested restricted shares of common stock (“restricted shares”) held by the Company’s independent directors totaled approximately seven, and these fractional shares were forfeited in connection with the reverse stock split effected prior to the Listing. Also, during the three months ended September 30, 2018, the Company issued 127,402 restricted shares in the aggregate to members of the Company’s board of directors (see Note 12 — Equity-Based Compensation).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
_________
[1]Excludes rejected repurchase requests received during 2016 with respect to 5.9 million shares for $140.1 million at a weighted-average price per share of $23.65. Also, in July 2017, following the effectiveness of an amendment and restatement of the SRP pursuant to which only repurchase requests made following the death or qualifying disability of a stockholder were eligible for repurchase, the Company’s board of directors approved 100% of the repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2017 to December 31, 2017. No repurchases were made with respect to requests received during 2017 that are not valid requests in accordance with the amended and restated SRP. At the time the SRP was terminated in anticipation of the Listing, effective June 30, 2018, we had received repurchase requests made following the death or qualifying disability of stockholders during the period from January 1, 2018 to June 30, 2018 with respect to 0.6 million shares that were therefore not repurchased.
[2]During January 2018, the Company repurchased 412,939 shares for approximately $9.7 million at a price of $23.37 per share equal to the then current Estimated Per-Share NAV.
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
Commencing with the dividend paid on August 3, 2018 (the first dividend paid following the Listing Date), the Company’s stockholders that have elected to participate in the Post-Listing DRIP may have dividends payable with respect to all or a portion of their shares of the Company’s common stock (including Class A common stock, Class B-1 common stock, prior to its automatic conversion in Class A common stock on October 10, 2018, and Class B-2 common stock, prior to its automatic conversion in Class A common stock on January 9, 2019) reinvested in shares of Class A common stock. Shares issued pursuant to the Post-Listing DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During 2020, 2019 and 2018, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Shares issued pursuant to the Pre-Listing DRIP or the Post-Listing DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the years ended December 31, 2020 and 2019, no shares of common stock were issued pursuant to the Post-Listing DRIP and during the year ended December 31, 2018, approximately 1.0 million shares of common stock were issued by the Company pursuant to the Pre-Listing DRIP, and no shares were issued by the Company pursuant to the Post-Listing DRIP.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company did not sell any shares under the Class A Common Stock ATM Program during the year ended December 31, 2020. The Company sold 2,229,647 shares under the Class A Common Stock ATM Program for gross proceeds of $32.4 million and net proceeds of $31.6 million, after commissions paid and additional issuance costs of approximately $0.8 million during the year ended December 31, 2019.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 8,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 3,680,000 as authorized shares of its Series C Preferred Stock as of December 31, 2020. The Company had 7,842,008 and 6,917,230 shares of Series A Preferred Stock issued and outstanding as of December 31, 2020 and 2019, respectively. No Series B Preferred Stock is issued or outstanding as of December 31, 2020 or 2019. The Company had 3,535,700 shares of its Series C Preferred Stock issued and outstanding as of December 31, 2020 as a result of an underwritten offering in December 2020 (see below for details).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million, which was subsequently increased to $100.0 million in October 2019 and was then increased again to $200.0 million in January 2021. During the year ended December 31, 2020, the Company sold 924,778 shares under the Series A Preferred Stock ATM Program for gross proceeds of $23.3 million and net proceeds of $22.4 million, after commissions paid of $0.9 million. During the year ended December 31, 2019, the Company sold 2,121,230 shares under the Series A Preferred Stock ATM Program for gross proceeds of $54.0 million and net proceeds of $53.2 million, after commissions paid of approximately $0.8 million.
Series A Preferred Stock — Terms
The Series A Preferred Stock is listed on Nasdaq under the symbol “AFINP.” Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series A Preferred Stock is redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control, each as defined in the articles supplementary classifying and designating the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Class A common stock.
The Series A Preferred Stock ranks senior to Class A common stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
If dividends on any outstanding shares of Series A Preferred Stock have not been paid for six or more quarterly periods, holders of Series A Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series C Preferred Stock, will have the exclusive power, voting together in a single class, to elect two additional directors until all accrued and unpaid dividends on the Series A Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series A Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series A Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series A Preferred Stock, including the Series C Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
Underwritten Offering — Series C Preferred Stock
On December 18, 2020, the Company completed the initial issuance and sale of 3,535,700 shares of Series C Preferred Stock (including 335,700 shares from the underwriters' exercise of their overallotment option to purchase additional shares) in an underwritten public offering at a public offering price equal to the liquidation preference of $25.00 per share. The offering generated gross proceeds of $88.4 million and net proceeds of $85.2 million after deducting the underwriting discount of $2.8 million and offering costs of $0.4 million paid by the Company.
ATM Program — Series C Preferred Stock
In January, 2021, the Company established an “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”). See Note 15 — Subsequent Events for additional information.
Series C Preferred Stock — Terms
The Series C Preferred Stock is listed on Nasdaq under the symbol “AFINO.” Holders of Series C Preferred Stock are entitled to cumulative dividends in the amount of 7.375% of the $25.00 liquidation preference per share per annum. The Series C Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
On and after December 18, 2025, at any time and from time to time, the Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the Articles Supplementary), the Company may, subject to certain conditions, at its option, redeem the Series C Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series C Preferred Stock will have certain rights to convert Series C Preferred Stock into shares of Class A Common Stock.
The Series C Preferred Stock ranks senior to Class A Common Stock and the Company’s Series B Preferred Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with Series A Preferred Stock.
If dividends on any outstanding shares of Series C Preferred Stock have not been paid for six or more quarterly periods, holders of Series C Preferred Stock and holders of any other class or series of preferred stock ranking on parity with the Series C Preferred Stock, including the Series A Preferred Stock, will have the exclusive power, voting together in a single class, to elect two additional directors until all accrued and unpaid dividends on the Series C Preferred Stock have been fully paid. In addition, the Company may not authorize or issue any class or series of equity securities ranking senior to the Series C Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up or amend the Company’s charter to materially and adversely change the terms of the Series C Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter by holders of outstanding shares of Series C Preferred Stock and holders of any other similarly-affected classes and series of preferred stock ranking on parity with the Series C Preferred Stock, including the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series C Preferred Stock do not have any voting rights.
Dividends
Dividends to Common Stockholders
Year Ended December 31, 2020
In January, February and March of 2020, the Company paid dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, the Company’s board of directors approved a reduction in the Company’s annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new common stock dividend rate became effective beginning with the Company’s April 1 dividend declaration.
Historically, and through September 30, 2020, the Company declared dividends on its common stock based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, the Company’s board of directors approved a change in the Company’s Class A common stock dividend policy. The Company anticipates paying future dividends authorized by its board of directors on shares of Class A common stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85.
Year Ended December 31, 2019
During the year ended December 31, 2019, the Company paid dividends on its common stock to an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis.
Year Ended December 31, 2018
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Dividends to Series A Preferred Stockholders
Dividends on the Company’s Series A Preferred Stock accrue at an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Dividends to Series C Preferred Stockholders
Dividends on the Company’s Series C Preferred Stock accrue in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first dividend for the Series C Preferred Stock will be paid on April 15, 2021 and will represent an accrual for more than a full quarter, covering the period from December 18, 2020 to March 31, 2021.
Tax Characteristics of Dividends
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2020, 2019 and 2018. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income for tax purposes. As previously discussed, no dividends were paid on the Series C Preferred Stock during the year ended December 31, 2020. The first such dividend will be paid in 2021.

	Year Ended December 31,
	2020		2019		2018
Return of capital	90.3%	$0.63	90.2%	$0.99	93.2%	$1.03
Ordinary dividend income	9.7%	0.07	9.8%	0.11	6.8%	0.07
Total	100.0%	$0.70	100.0%	$1.10	100.0%	$1.10
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a short-term stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Company’s Class A common stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. The Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
the Class A common stock. In February 2021, the expiration date of these rights was extended to April 12, 2024. See Note 15 —Subsequent Events for additional information.
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the Merger and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2018 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of December 31, 2020 and 2019. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting. As of December 31, 2020 and 2019, non-controlling interest is comprised of the following components:

	December 31,
(In thousands)	2020	2019
Non-controlling interest attributable to LTIP Units	$28,317	$16,461
Non-controlling interest attributable to Class A Units	2,205	2,438
Total non-controlling interest	$30,522	$18,899
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 17.0 years to 34.7 years as of December 31, 2020. On January 1, 2019, the Company adopted ASC 842 and recorded ROU assets and lease liabilities related to these ground leases, which are classified as operating leases under the lease standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of December 31, 2020, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.5 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance as well as for new operating leases in the current period, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 27.9 years and a weighted-average discount rate of 7.5% as of December 31, 2020. For the years ended December 31, 2020 and 2019, the Company paid cash of $1.5 million and $1.5 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.8 million and $2.7 million, respectively, on a straight-line basis in accordance with the standard. The expenses recorded in 2019 included an out-of-period adjustment of $0.9 million (see Note 2 — Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company did not enter into any additional ground leases during the nine months ended December 31, 2020.
The following table reflects the base cash rental payments due from the Company as of December 31, 2020:

(In thousands)	Future Base Rent Payments
2021	$1,515
2022	1,532
2023	1,549
2024	1,560
2025	1,598
Thereafter	44,358
Total lease payments	52,112
Less: Effects of discounting	(32,875)
Total present value of lease payments	$19,237

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Litigation and Regulatory Matters
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, and both individuals who previously served as the Company’s chief executive officer and chair of the board of directors (the “Former Chairmen”). On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and the Former Chairmen under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and the Former Chairmen. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Company’s advisory agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice, and the plaintiff appealed. On May 5, 2020, the United States Court of Appeals for the Second Circuit affirmed the lower court’s dismissal of the complaint.
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. All of the directors immediately prior to the Merger, except for David Gong, currently serve as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserted violations of Section 11 of the Securities Act against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen— under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of common stock through the Company’s then effective distribution reinvestment plan, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The complaint alleged that the April and December 2016 registration statements pursuant to which class members purchased shares contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act against the Company, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen under Section 15 of the Securities Act. The complaint sought unspecified damages and either rescission of the Company’s sale of stock or rescissory damages.
On April 30, 2019, Lynda Callaway, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The complaint alleged that the registration statement pursuant to which plaintiff and other class members acquired shares of the Company during the Merger contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act against the Company, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
control person liability under Section 15 of the Securities Act against the Advisor, AR Global, and the Former Chairmen. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on St. Clair-Hibbard the motions to dismiss, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the St. Clair-Hibbard action. Plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. Plaintiffs’ motion to amend has been fully briefed, and oral argument was held in November 2020. The parties are now awaiting a decision from the Court. The Company believes that the proposed second amended complaint is without merit and intends to defend against it vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred legal costs related to the above litigation of approximately $0.8 million, $1.3 million and $1.9 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (“the Policies”), and during the years ended December 31, 2020 and 2019, reimbursements of $9,000 and $2.3 million, respectively, were received and recorded in other income in the consolidated statements of operations and comprehensive loss. The Company may receive additional reimbursements in the future. However, the Policies are subject to other claims that have priority over the Company’s claim for reimbursement, and the Company therefore does not believe it is likely to recover any additional reimbursements.
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
The initial term of the Advisory Agreement expires on April 29, 2035. This term is automatically renewed for successive 20-year terms upon expiration unless the Advisory Agreement is terminated (1) in accordance with an Internalization, (2) by the Company or the Advisor with cause, without penalty, with 60 days’ notice, (3) by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Advisory Agreement or (b) any material breach of the Advisory Agreement of any nature whatsoever by the Company, or (4) by the Advisor in connection with a change of control of the Company. Upon the termination of the Advisory Agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, as well as the then-present fair market value of the Advisor’s interest in the Company.
The Advisory Agreement grants the Company the right to internalize the services provided under the Advisory Agreement (“Internalization”) and to terminate the Advisory Agreement pursuant to a notice received by the Advisor as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor an Internalization fee equal to (1) $15.0 million plus (2) either (x) if the Internalization occurs on or before December 31, 2028, the Subject Fees (defined below) multiplied by 4.5, or (y) if the Internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (3) 1.0% multiplied by (x) the purchase price of properties or other investments acquired after the end of the fiscal quarter in which the notice of Internalization is received by the Advisor and prior to the Internalization and (y) without duplication, the cumulative net proceeds of any equity raised by the Company during the period following the end of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
the fiscal quarter in which notice is received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee (including both the fixed and variable portion thereof) plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of Class A common stock subject to certain conditions.
2019 Advisory Agreement Amendment
On March 18, 2019, the Company entered into Amendment No.2 to the Advisory Agreement, by and among the OP and the Advisor. Amendment No.2 revised the section of the Advisory Agreement specifically related to reimbursable administrative service expenses, including reasonable salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, including those of certain executive officers of the Company. See the “Professional Fees and Other Reimbursements” section below for details.
2020 Advisory Agreement Amendments
On March 30, 2020, the Company entered into Amendment No.3 to the Advisory Agreement, by and among the OP and the Advisor. Amendment No.3 revised the section of the Advisory Agreement to temporarily lower the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the Variable Management Fee (as defined in the Advisory Agreement). On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds to the end of the fiscal quarter ending December 31, 2021. For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below and Note 15 — Subsequent Events.
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “insourced expenses.” These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including insourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2020.
The Company incurred $0.2 million, $0.2 million and $0.3 million of acquisition expenses and related cost reimbursements for the years ended December 31, 2020, 2019 and 2018, respectively.
Asset Management Fees and Variable Management/Incentive Fees
The Company pays the Advisor a fixed base management fee and a variable base management fee. Under the Advisory Agreement, the fixed portion of the base management fee increased from $18.0 million annually to (i) $21.0 million annually for the period from February 16, 2017 until February 16, 2018; (ii) $22.5 million annually for the period from February 17, 2018 until February 16, 2019; and (iii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss. The Company incurred $27.8 million, $25.7 million and $23.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, in base management fees (including both the fixed and variable portion).
In addition, under the Advisory Agreement, the Company is required to pay the Advisor a variable management fee. Prior to the Listing Date, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.375 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.50 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. On the Listing Date, the Company entered into an amendment

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
to the Advisory Agreement (the “Listing Amendment”) which lowered the quarterly thresholds of Core Earnings per share the Company must reach in a particular quarter for the Advisor to receive a variable management fee from $0.375 and $0.50 to $0.275 and $0.3125. The definition of Adjusted Outstanding Shares (as defined in the Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Advisory Agreement entered into March 30, 2020, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds were reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021 in light of the continued economic impact of the COVID-19 pandemic.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company recorded $0.1 million in variable management fees during the year ended December 31, 2020 and recorded $0.1 million in variable management fees during the year ended December 31, 2019. The Company did not incur any variable management fees during the year ended December 31, 2018.
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
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for the Company’s multi-tenant properties, which are generally retail properties, such as power centers and lifestyle centers. In December 2017, in connection with a $210.0 million mortgage loan secured by 12 of the Company’s retail properties, the Company entered into 12 identical property management agreements with the Property Manager, the substantive terms of which are substantially identical to the terms of the Multi-Tenant Property Management Agreement, except they do not provide for the transition fees described below.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
In addition, the Property Manager is entitled to a one time transition fee of up to $2,500 for each multi-tenant property managed, a construction fee equal to 6% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the multi-tenant properties.
Pursuant to the Multi-Tenant Leasing Agreement, the Company may, under certain circumstances and subject to certain conditions, pay the Property Manager a leasing fee for services in leasing multi-tenant properties to third parties.
The Company’s double- and triple-net leased single- tenant properties are managed by the Property Manager pursuant to the Net Lease Property Management Agreement, unless they are subject to a separate agreement with the Property Manager. The Net Lease Property Management Agreement permits the Property Manager to subcontract its duties to third parties and provides that the Company is responsible for all costs and expenses of managing the properties, except for general overhead and administrative expenses of the Property Manager. In December 2019, in connection with a loan secured by four properties leased to Stop & Shop, the Company entered into a property management and leasing agreement with the Property Manager with respect to the four properties, the substantive terms of which are substantially identical to the terms of the Net Lease Property Management Agreement, except that it limits the fees payable to the Property Manager and any subcontractor to 3.0% of operating income in the event that the Property Manager subcontracts its duties under the agreement.
In July 2020, in connection with the loan agreement with Column Financial, Inc., all but one of the Company’s borrower subsidiaries entered into a new property management and leasing agreement with the Property Manager with respect to all but one of the mortgaged properties, all of which are double- and triple-net leased single-tenant properties. The Company’s other double- and triple-net leased single-tenant properties, including the one mortgaged property excluded from the new property management and leasing agreement, are managed by the Property Manager pursuant to the Net Lease Property Management Agreement. The new property management and leasing agreement is identical to the Net Lease Property Management Agreement, except that the new property management and leasing agreement does not permit the Property Manager to subcontract its duties to third parties.
The current term of the Net Lease Property Management Agreement ends on October 1, 2021, and is automatically renewed for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause. On November 4, 2020, in light of the investment to be made by the Property Manager and its affiliates in property management infrastructure for the benefit of the Company and its subsidiaries, the Company amended each of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement to reflect that each agreement will expire on the later of (i) November 4, 2025 and (ii) the termination date of the Advisory Agreement. These agreements with the Property Manager may only be terminated for cause prior to the end of the term. Prior to the amendments, the term of these agreements would have ended on October 1, 2021, with automatic renewals for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
The services provided by the Property Manager with respect to the double- and triple-net leased single-tenant properties in the collateral pool and related property management fees are separate and independent from the property management services the Property Manager has provided and will continue to provide with respect to those properties pursuant to the Net Lease Property Management Agreement.
Professional Fees and Other Reimbursements
The Company reimburses the Advisor’s costs of providing administrative services, including among other things, reasonable allocation of salaries and wages, benefits and overhead of all employees of the Advisor or its affiliates, except for costs to the extent that the employees perform services for which the Advisor receives a separate fee. The reimbursement includes reasonable overhead expenses, including the reimbursement of an allocated portion of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. These reimbursements are exclusive of fees and other expense reimbursements incurred from and due to the Advisor that were passed through and ultimately paid to Lincoln Retail REIT Services, LLC (“Lincoln”) as a result of the Advisor’s prior arrangements with Lincoln to provide services to the Advisor in connection with the Company’s multi-tenant retail properties that are not net leased. The Advisor’s agreement with Lincoln expired in February 2021 and was not renewed. The expiration of the agreement with Lincoln did not affect the responsibilities and obligations of the Advisor or the Property Manager to the Company under the Company’s agreements with them.
These reimbursements are included in Professional fees and other reimbursements in the table below and in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $7.5 million (net of the $1.4 million change in estimate for the 2019 bonus awards, discussed below), $9.8 million and $8.6 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
Prior to Amendment No. 2, the Company had not reimbursed the Advisor or its affiliates, including the Property Manager, for salaries, wages, or benefits paid to the Company’s executive officers. Starting in 2019, under Amendment No. 2, the Company began to reimburse the Advisor for a portion of the salary, wages, and benefits paid to the Company’s chief financial officer as part of the aggregate reimbursement for salaries, wages and benefits of employees of the Advisor or its affiliates, excluding any executive officer who is also a partner, member or equity owner of AR Global and subject to a limit on certain limitations.
Beginning in 2019, under Amendment No. 2, the aggregate amount that may be reimbursed in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) for each fiscal year is subject to a limit that is equal to the greater of: (a) (the “Fixed Component”); and a (b) variable component (the “Variable Component”).
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the amendment for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
If the Company sells real estate investments aggregating an amount equal to or more than 25% of Real Estate Cost in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement), then within 12 months following the disposition(s), the advisory agreement requires the Advisor and the Company to negotiate in good faith to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and re-investing the proceeds thereof in Investments, the advisory agreement requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the Company’s reduced assets.
For both the years ended December 31, 2020 and 2019, the total amount of reimbursements by the Company to the Advisor for salaries, wages and benefits that were subject to the Capped Reimbursement Amount was approximately $7.2 million, which was less than the approximately $8.1 million Variable Component of the Capped Reimbursement Amount.
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 12 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021.
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

	Year Ended December 31,			Payable (Receivable) as of December 31,
(In thousands)	2020	2019	2018	2020		2019
One-time fees and reimbursements:
Acquisition related cost reimbursements [1]	$201	$241	$318	$96		$53
Vesting and conversion of Class B Units	—	—	15,786	—		—
Ongoing fees:
Asset management fees to related party	27,829	25,695	23,143	177		9
Property management and leasing fees [2]	6,604	9,921	9,620	—		1,153
Professional fees and other reimbursements [3]	10,539	9,732	9,314	(77)		(565)	[4]
Distributions on Class B Units [3] [5]	—	—	736	—		—
Professional fee credit due from Advisor and its affiliates [6]	(1,862)	—	—	(1,862)	[6]	—
Total related party operation fees and reimbursements	$43,311	$45,589	$58,917	$(1,666)		$650
__________

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
[1]Amounts included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
[2]Amounts included in property operating expenses in the consolidated statements of operations and comprehensive loss.
[3]Amounts included in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company recorded a reduction of general and administrative expenses in the amount of $0.8 million related to the reversal of a payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at the time the payable balance was recorded and prior to its bankruptcy filing was under common control with the Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
[4]Balance included a receivable of $0.7 million from the Advisor as of December 31, 2019 previously recorded in the fourth quarter of 2018, which, pursuant to authorization by the independent members of the Company’s board of directors, was payable over time during 2020 and had been fully repaid as of December 31, 2020.
[5]Subsequent to the Listing the Class B Units were fully vested and converted to Class A Units, which were then redeemed for shares of Class A common stock. Distributions with respect to shares of Class A common stock are treated as equity distributions whereas distributions with respect to Class B Units were treated as additional compensation and expensed.
[6]Included in general and administrative expenses. $1.4 million relates to overpayment of the 2019 Bonus Awards and $0.5 million relates to a receivable recorded for the overpayment of invoices in current and prior years for a shared service.
Listing Arrangements
Fees Incurred in Connection with a Listing
Pursuant to the A&R OP Agreement, in connection with the Listing, the OP was obligated to distribute to the Special Limited Partner a promissory note in an aggregate amount (the “Listing Amount”) equal to 15.0% of the difference (to the extent the result is a positive number) between:
•the sum of (i) the “Market Value” (as defined in the A&R OP Agreement) of the Company’s common stock plus (ii) the sum of all distributions or dividends (from any source) paid by the Company to its stockholders prior to the Listing; and
•the sum of (i) the gross proceeds (“Gross Proceeds”) of all public and private offerings, including issuance of the Company’s common stock pursuant to a merger (including the Merger) or business combination (an “Offering”) as of the Listing Date plus (ii) the total amount of cash that, if distributed to those stockholders who purchased shares of the Company’s common stock in an Offering prior to the Listing, would have provided those stockholders a 6.0% cumulative, non-compounded, pre-tax annual return (based on a 365-day year) on the Gross Proceeds.
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
Subsequent to the Listing, all of the Class A Units held by the Advisor and its affiliates were redeemed for shares of Class A common stock and all of the shares of Class A common stock, Class B-1 common stock and Class B-2 common stock owned

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
by the Advisor and its affiliates (including the Special Limited Partner) were distributed pro rata to the individual members of those entities, including Edward M. Weil, Jr., the Company’s chairman and chief executive officer. See Note 8 — Stockholders’ Equity and Non-Controlling Interest for additional information regarding these transactions.
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
Note 12 — Equity-Based Compensation
Equity Plans
2018 Equity Plan
Effective at the Listing, the Company’s board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Under the Individual Plan, the Company may only make awards to its directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. By contrast, under the Advisor Plan the Company may only make awards to the Advisor.
The 2018 Equity Plan succeeded and replaced the existing employee and director restricted share plan (the “RSP”). Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, remained outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan permits awards of restricted shares, restricted stock units (“RSUs”), options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, expiring on July 19 2028. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the 2018 Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 Equity Plan.
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. During the year ended December 31, 2020, the Company granted 52,468 restricted shares to the Company’s directors. In addition, during the third quarter of 2020, the Company granted 309,475 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. The restricted shares were formally issued in October 2020 at the time the related award agreements were executed. The award to the Company’s chief financial officer was recommended by the Advisor and approved by the compensation committee of the Company’s board of directors. The awards to other employees were made pursuant to authority delegated by the compensation committee to Edward M. Weil, Jr., the Company’s chief executive officer, president and chairman. Following the grant of these awards, there remained an additional 40,525 restricted shares that may be awarded in the future pursuant to the delegation of authority to Mr. Weil. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
The following table reflects the number of restricted shares granted, vested, or forfeited for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2017	15,708	$23.67
Granted	127,402	16.01
Vested	(6,869)	23.58
Forfeited	(7)	—
Unvested, December 31, 2018	136,234	16.51
Granted	34,588	9.83
Vested	(59,401)	16.36
Forfeited	—	—
Unvested, December 31, 2019	111,421	14.52
Granted	361,943	6.80
Vested	(72,492)	14.13
Forfeited	—	—
Unvested, December 31, 2020	400,872	7.62
As of December 31, 2020, the Company had $2.4 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares was approximately $1.2 million, $1.1 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense related to restricted shares is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding during the years ended December 31, 2020, 2019 and 2018.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
During the years ended December 31, 2020 2019 and 2018, the Company recorded share-based compensation expense related to the LTIP Units of $11.9 million and $11.6 million and $4.8 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company had $6.5 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 0.5 years.
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
If the relative TSR excess is more than -600 basis points but less than — basis points, or more than — basis points but less than +600 basis points, the percentage of the Relative TSR LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
The Advisor, as the holder of the LTIP Units, is entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. These distributions are not

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. For the years ended December 31, 2020, 2019 and 2018, the Company paid distributions on the LTIP Units of $0.4 million, $0.5 million and $0.2 million, respectively, which is recorded in the consolidated statement of changes in equity. If any LTIP Units are earned, the holder will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions paid on the Class A Units. Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the Second A&R OP Agreement, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
If the Valuation Date is the effective date of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), the number of LTIP Units earned will be calculated based on actual performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years but without pro-rating the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the Valuation Date is the effective date of a termination of the Advisor with Cause, the number of LTIP Units earned will also be calculated based on actual performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the Performance Period lasted less than three years and with the number of Absolute TSR LTIP Units or Relative TSR LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
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
Director Compensation
Effective on the Listing Date, the Company’s board of directors approved a new director compensation program, which replaced the Company’s existing director compensation program and superseded in all respects the director compensation previously approved by the Company’s board of directors in April 2015. Under the director compensation program, on a regular basis, each independent director receives an annual cash retainer of $60,000 and, in connection with each of the Company’s annual meetings of stockholders, a grant of $85,000 in restricted shares, vesting on the one-year anniversary of the annual meeting.
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
Each of the Company’s directors received a one-time retention grant on September 5, 2018 of 21,234 restricted shares, representing the number of restricted shares equal to the quotient of $340,000 divided by the Initial Share Price, vesting annually over a three-year period commencing on the Listing Date in equal installments. Because the independent directors did not receive an annual grant of restricted shares in connection with the Company’s 2018 annual meeting of stockholders, on September 5, 2018 the independent directors received a grant of 5,308 restricted shares pursuant to the new director

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
compensation program, representing the number of restricted shares equal to the quotient of $85,000 divided by the Initial Share price, which vested on July 19, 2018.
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2020, 2019 and 2018.
Note 13 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders — Basic and Diluted	$(46,650)	$(3,101)	$(37,409)

Weighted average shares outstanding — Basic and Diluted	108,404,093	106,397,296	105,560,053

Net loss per share attributable to common stockholders — Basic and Diluted	$(0.43)	$(0.03)	$(0.35)
Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock and the conversion of all outstanding Class B Units, prior to their vesting and conversion into Class A Units which were redeemed for shares of Class A common stock in connection with the Listing (see Note 10 — Related Party Transactions and Arrangements for additional information), unless the effect is antidilutive. If dilutive, conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation) would be included in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2020, 2019 and 2018 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2020, 2019 and 2018 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the OPP) at December 31, 2020, 2019 and 2018.
The Company had the following restricted shares, Class A Units, Class B Units and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	December 31,
	2020	2019	2018
Unvested restricted shares [1]	199,325	128,959	52,847
Class A Units [2]	172,921	172,921	189,737
Class B Units [3]	—	—	573,785
LTIP Units [4]	4,496,796	4,496,796	1,515,359
Total	4,869,042	4,798,676	2,331,728
__________
[1]Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 400,872, 111,421 and 136,234 unvested restricted shares outstanding as of December 31, 2020, 2019 and 2018, respectively.
[2]Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of December 31, 2020, 2019 and 2018.
[3]Weighted-average number of Class B Units outstanding for the period presented. There were no Class B Units outstanding as of December 31, 2020, 2019 and 2018.
[4]Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of December 31, 2020, 2019 and 2018.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019:

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue from tenants	$74,564	$74,934	$78,489	$77,237
Net loss attributable to common stockholders	$(9,153)	$(21,803)	$(7,091)	$(8,603)

Weighted-average shares outstanding — Basic	108,364,082	108,386,013	108,429,315	108,436,329
Weighted-average shares outstanding — Diluted	108,364,082	108,386,013	108,429,315	108,436,329
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.08)	$(0.20)	$(0.07)	$(0.08)

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue from tenants	$71,541	$79,109	$72,863	$76,231
Net (loss) income attributable to common stockholders	(3,227)	7,884	(2,931)	$(4,827)

Weighted-average shares outstanding — Basic	106,076,588	106,075,741	106,139,668	107,286,620
Weighted-average shares outstanding — Diluted	106,076,588	106,394,277	106,139,668	107,286,620
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.03)	$0.07	$(0.03)	$(0.04)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Amendment to the Advisory Agreement
On January 13, 2021 the Company and the OP entered into Amendment No. 4 to the Advisory Agreement with the Advisor to extend the expiration of the previously disclosed modified quarterly thresholds the Company must reach on a quarterly basis for the Advisor to receive the variable management fee from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021.
Dispositions
Subsequent to December 31, 2020, the Company sold two properties with an aggregate contract sale price of $0.6 million.
ATM Program — Series A Preferred Stock
On January 13, 2021, the Company and the OP entered into a third amendment to the equity distribution agreement related to the Series A Preferred Stock ATM Program, solely for the purpose of increasing the maximum aggregate offering price of the Series A Preferred Stock that may be offered and sold by the Company from time to time from $100.0 million to $200.0 million.
ATM Program — Series C Preferred Stock
On January 13, 2021, the Company established the Series C Preferred Stock ATM Program pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series C Preferred Stock having an aggregate offering price of up to $200.0 million.
Stockholder Rights Plan Amendment

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
In February 2021, the Company amended the rights agreement related to its stockholder rights plan to extend the expiration date of the rights under the plan from April 2021 to April 2024 unless earlier exercised, exchanged, amended, redeemed or terminated.

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General I		Retail	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$287
Dollar General I		Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	293
Walgreens I		Retail	Pine Bluff	AR	7/8/2013	—	—	159	3,016	—	—	3,175	1,131
Dollar General II		Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	1	1,073	339
Dollar General II		Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	306
AutoZone I		Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	447
Dollar General III		Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	317
Dollar General III		Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	328
Dollar General III		Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	322
Dollar General III		Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	328
Dollar General III		Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	296
BSFS I		Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	687
Dollar General IV		Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	244
Dollar General IV		Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	246
Tractor Supply I		Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	1,030
Dollar General V		Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	459
Mattress Firm I		Retail	Tallahassee	FL	8/7/2013	—	—	1,015	1,241	—	—	2,256	433
Family Dollar I		Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	248
Lowe's I	(16)	Retail	Fayetteville	NC	8/19/2013	—	(1)	—	6,422	—	—	6,422	2,072
Lowe's I	(16)	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	2,716
Lowe's I		Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	3,313
Lowe's I		Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	3,529
O'Reilly Auto Parts I		Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	264
Food Lion I		Retail	Charlotte	NC	8/20/2013	—	(1)	3,132	4,697	—	—	7,829	1,496
Family Dollar II		Retail	Danville	AR	8/21/2013	—	(1)	170	679	—	—	849	235
Lowe's I	(16)	Retail	Aiken	SC	8/22/2013	—	(1)	1,764	7,056	—	—	8,820	2,272
Dollar General VII		Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	344
Dollar General VI		Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	306
Walgreens II	(16)	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	934
Family Dollar III		Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	287
Chili's I		Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	736
Chili's I		Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	802
CVS I		Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	698
Joe's Crab Shack I		Retail	Westminster	CO	8/30/2013	—	—	1,136	2,650	—	—	3,786	1,121
Tire Kingdom I		Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	485

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
AutoZone II		Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	296
Dollar General VIII		Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	364
Family Dollar IV		Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	237
Fresenius I		Retail	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	514
Dollar General IX		Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	250
Advance Auto I		Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	231
Arby's I		Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	612
CVS II	(16)	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	830
Walgreens III		Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,507
Walgreens IV		Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	733
AmeriCold I		Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	6,928
AmeriCold I		Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	4,636
AmeriCold I		Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	5,643
AmeriCold I		Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	2,747
AmeriCold I		Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	2,200
AmeriCold I		Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	—	15,418	5,372
AmeriCold I		Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	10,317
AmeriCold I		Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	9,344
AmeriCold I		Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	7,048
Dollar General X		Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	354
Home Depot I		Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	10,735
Home Depot I		Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	9,737
National Tire & Battery I		Retail	San Antonio	TX	9/24/2013	—	—	577	577	—	—	1,154	214
New Breed Logistics I		Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	7,443
Truist Bank I		Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	380
Truist Bank I		Retail	Cary	NC	9/24/2013	—	(1)	370	841	—	—	1,211	277
Truist Bank I		Retail	Chattanooga	TN	9/24/2013	—	(1)	220	781	—	10	1,011	258
Truist Bank I		Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	168
Truist Bank I		Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	441
Truist Bank I		Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	220
Truist Bank I		Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	313
Truist Bank I		Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	943
Truist Bank I		Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	9	1,786	421
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	686
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	1,013

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank I	Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	389
Truist Bank I	Retail	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	192
Truist Bank I	Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	199
Truist Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	335
Truist Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	121
Truist Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	781
Truist Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	470
Truist Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	288
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	588
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	242
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	204
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	202
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	180
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	173
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	268
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	285
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	163
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	282
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	257
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	389
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	181
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	283
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	275
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	643
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	186
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	338
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	416
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	1,027
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	1,427
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	485
American Tire Distributors I	Distribution	Chattanooga	TN	9/30/2013	—	(1)	401	7,626	—	—	8,027	2,961
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	1,002
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	—	285	855	—	—	1,140	360
Krystal I	Retail	Cleveland	TN	9/30/2013	—	—	207	1,171	—	—	1,378	493
Krystal I	Retail	Columbus	GA	9/30/2013	—	—	143	1,288	—	—	1,431	542

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Krystal I		Retail	Ft. Oglethorpe	GA	9/30/2013	—	—	181	1,024	—	—	1,205	431
Krystal I		Retail	Jacksonville	FL	9/30/2013	—	—	533	799	—	—	1,332	336
Krystal I		Retail	Madison	TN	9/30/2013	—	—	416	624	—	—	1,040	263
O'Charley's I		Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	449
O'Charley's I		Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	610
O'Charley's I		Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	579
O'Charley's I		Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	645
O'Charley's I		Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	888
O'Charley's I		Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	619
O'Charley's I		Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	536
O'Charley's I		Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	629
O'Charley's I		Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	498
O'Charley's I		Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	650
O'Charley's I		Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	—	2,064	694
O'Charley's I		Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	575
O'Charley's I		Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,898	—	—	2,233	798
O'Charley's I		Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	466
O'Charley's I		Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	431
O'Charley's I		Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	586
O'Charley's I		Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	653
O'Charley's I		Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	624
Walgreens VII		Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	1,277
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	481
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	523
Walgreens VII		Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	977
Walgreens VII		Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	985
Walgreens VII		Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,077	—	—	4,396	1,131
Walgreens VII		Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	774
Walgreens VII		Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	1,063
Tractor Supply II		Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	364
National Tire & Battery II	(16)	Retail	Mundelein	IL	10/4/2013	—	—	—	1,742	—	—	1,742	646
United Healthcare I		Office	Howard (Green Bay)	WI	10/7/2013	—	—	3,805	47,565	—	—	51,370	9,186
Tractor Supply III		Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	695

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	258
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	263
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	767
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	2	8,434	2,688
Fresenius II	Retail	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	—	3,469	672
Fresenius II	Retail	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	582
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	303
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	595
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	356
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	299
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,612
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	(142)	—	1,454	282
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	167
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	443
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	269
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	224
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	330
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	176
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	264
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	308
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	376
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	82
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	305
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	347
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	447
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	169
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	351
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	329
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	299
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	113
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	278
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	430
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	491
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	314

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	587
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	341
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	300
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	415
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	369
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	498
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	282
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	301
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	258
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	536
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	353
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	216
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	325
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	103
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	468
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	593
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	524
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	319
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	354
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	293
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	264
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	330
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	—	185	1,663	—	—	1,848	565
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	1,199
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	280
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	1	1	752	242
CVS III	Retail	Detroit	MI	12/10/2013	—	—	447	2,533	—	—	2,980	918
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	193
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	—	169	1,522	—	—	1,691	513
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	368
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	262
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	6,217		2,516	12,570	—	—	15,086	2,499
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	444
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	400
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	543

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	501
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	755
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	933
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	866
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	385
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	621
Truist Bank II	Retail	Arden	NC	1/8/2014	—	(2)	374	216	—	—	590	53
Truist Bank II	Retail	Bushnell	FL	1/8/2014	—	(2)	385	1,216	—	—	1,601	225
Truist Bank II	Retail	Chattanooga	TN	1/8/2014	—	(2)	358	564	—	—	922	117
Truist Bank II	Retail	Chesapeake	VA	1/8/2014	—	(2)	490	695	—	—	1,185	148
Truist Bank II	Retail	Cockeysville	MD	1/8/2014	—	(2)	2,184	479	—	—	2,663	96
Truist Bank II	Retail	Douglasville	GA	1/8/2014	—	(2)	410	749	—	—	1,159	155
Truist Bank II	Retail	Duluth	GA	1/8/2014	—	(2)	1,081	2,111	—	—	3,192	417
Truist Bank II	Retail	East Ridge	TN	1/8/2014	—	(2)	276	475	—	—	751	110
Truist Bank II	Retail	Lynchburg	VA	1/8/2014	—	(2)	584	1,255	—	—	1,839	258
Truist Bank II	Retail	Mauldin	SC	1/8/2014	—	(2)	542	704	—	—	1,246	162
Truist Bank II	Retail	Okeechobee	FL	1/8/2014	—	(2)	339	1,569	—	—	1,908	397
Truist Bank II	Retail	Panama City	FL	1/8/2014	—	(2)	484	1,075	—	—	1,559	229
Truist Bank II	Retail	Plant City	FL	1/8/2014	—	(2)	499	1,139	—	—	1,638	247
Truist Bank II	Retail	Salisbury	NC	1/8/2014	—	(2)	264	293	—	—	557	78
Truist Bank II	Retail	Seminole	FL	1/8/2014	—	(2)	1,329	3,486	—	—	4,815	667
Mattress Firm IV	Retail	Meridian	ID	1/10/2014	—	—	691	1,193	—	—	1,884	249
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	233
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	867
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	—	299	1,478	—	1	1,778	303
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	—	426	1,029	—	—	1,455	245
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	113
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	138
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	172
C&S Wholesale Grocer I	Distribution	Hatfield (South)	MA	2/21/2014	—	(10)	1,420	14,169	—	—	15,589	2,524
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	212
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	178
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	150
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	148

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General XVII	Retail	Tullos	LA	3/6/2014	—	(1)	114	736	—	—	850	151
Truist Bank III	Retail	Asheboro	NC	3/10/2014	—	(3)	458	774	—	—	1,232	164
Truist Bank III	Retail	Athens	GA	3/10/2014	—	(3)	427	472	—	—	899	144
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	3,027	4,873	—	—	7,900	885
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(3)	4,422	1,559	—	—	5,981	313
Truist Bank III	Retail	Avondale	MD	3/10/2014	—	(3)	1,760	485	—	—	2,245	100
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	996	1,536	—	—	2,532	303
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(3)	885	1,987	—	—	2,872	386
Truist Bank III	Retail	Brunswick	GA	3/10/2014	—	(3)	384	888	(267)	(636)	369	14
Truist Bank III	Retail	Casselberry	FL	3/10/2014	—	(3)	609	2,443	—	—	3,052	469
Truist Bank IV	Retail	Chamblee	GA	3/10/2014	—	(4)	1,029	813	—	—	1,842	174
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	419	811	—	—	1,230	156
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(3)	191	335	—	—	526	66
First Horizon Bank	Retail	Collinsville	VA	3/10/2014	—	(4)	215	555	—	—	770	112
Truist Bank IV	Retail	Columbus	GA	3/10/2014	—	(4)	417	1,395	—	1	1,813	276
Truist Bank III	Retail	Conyers	GA	3/10/2014	—	(3)	205	1,334	—	—	1,539	254
Truist Bank IV	Office	Creedmoor	NC	3/10/2014	—	(4)	306	789	(128)	(300)	667	124
Truist Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(3)	443	1,586	—	—	2,029	331
Truist Bank III	Retail	Dunn	NC	3/10/2014	—	(3)	384	616	—	—	1,000	137
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(3)	284	506	—	—	790	124
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(3)	488	742	—	—	1,230	144
Truist Bank III	Retail	Fairfax	VA	3/10/2014	—	(3)	2,835	1,081	—	—	3,916	208
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	457	816	—	—	1,273	177
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(3)	458	2,139	—	—	2,597	409
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	590	1,007	—	—	1,597	215
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	449	1,640	—	—	2,089	405
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	377	871	—	—	1,248	175
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(3)	264	684	—	—	948	140
Truist Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(3)	1,092	1,569	—	—	2,661	323
Truist Bank III	Retail	Hendersonville	NC	3/10/2014	—	(3)	468	945	—	—	1,413	190
Truist Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(3)	914	1,181	—	—	2,095	332

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank III	Retail	Inverness	FL	3/10/2014	—	(3)	867	2,559	—	—	3,426	507
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	871	372	—	—	1,243	89
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(3)	366	1,136	—	—	1,502	229
Truist Bank III	Retail	Lakeland	FL	3/10/2014	—	(3)	927	1,594	—	—	2,521	374
Truist Bank III	Retail	Lenoir	NC	3/10/2014	—	(3)	1,021	3,980	—	—	5,001	729
Truist Bank III	Retail	Lexington	VA	3/10/2014	—	(3)	122	385	—	—	507	86
Truist Bank III	Retail	Lithonia	GA	3/10/2014	—	(3)	212	770	—	—	982	154
Truist Bank III	Retail	Lutz	FL	3/10/2014	—	(3)	438	1,477	—	—	1,915	281
Truist Bank III	Retail	Macon	GA	3/10/2014	—	(3)	214	771	—	—	985	172
Truist Bank IV	Retail	Madison	GA	3/10/2014	—	(4)	304	612	—	—	916	113
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	2,168	1,169	—	—	3,337	249
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(3)	1,087	2,056	—	—	3,143	383
Truist Bank III	Retail	Mebane	NC	3/10/2014	—	(3)	500	887	—	—	1,387	172
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	772	1,927	—	—	2,699	381
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(3)	788	1,888	—	—	2,676	360
Truist Bank III	Retail	Morristown	TN	3/10/2014	—	(3)	214	444	—	—	658	122
Truist Bank III	Retail	Mount Dora	FL	3/10/2014	—	(3)	570	1,933	—	—	2,503	368
Truist Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(3)	451	847	—	—	1,298	156
Truist Bank III	Retail	Nashville	TN	3/10/2014	—	(3)	1,776	1,601	—	—	3,377	358
Truist Bank IV	Retail	Ocala	FL	3/10/2014	—	(4)	581	1,091	—	—	1,672	250
Truist Bank III	Retail	Ocala	FL	3/10/2014	—	(3)	347	1,336	—	—	1,683	365
First Horizon Bank	Retail	Onancock	VA	3/10/2014	—	(3)	829	1,300	—	—	2,129	240
Truist Bank III	Retail	Orlando	FL	3/10/2014	—	(3)	1,234	1,125	—	—	2,359	233
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	873	2,235	—	—	3,108	428
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	1,047	1,566	—	—	2,613	331
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(3)	854	1,385	—	—	2,239	283
Truist Bank III	Retail	Oxford	NC	3/10/2014	—	(3)	530	1,727	1	—	2,258	321
Truist Bank III	Retail	Peachtree City	GA	3/10/2014	—	(3)	887	2,242	—	—	3,129	453
First Horizon Bank	Retail	Pittsboro	NC	3/10/2014	—	(4)	61	510	—	—	571	90
Truist Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(3)	886	2,024	—	—	2,910	384
Truist Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(3)	913	1,772	—	—	2,685	369
Truist Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(4)	2,431	940	—	—	3,371	201
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	153	313	—	—	466	74
Truist Bank III	Office	Richmond	VA	3/10/2014	—	(3)	3,141	7,441	(804)	755	10,533	1,840
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(3)	233	214	—	—	447	51

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	753	1,165	—	—	1,918	240
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(3)	316	734	—	—	1,050	146
Truist Bank III	Retail	Rockledge	FL	3/10/2014	—	(3)	742	1,126	—	—	1,868	227
Truist Bank III	Retail	Sarasota	FL	3/10/2014	—	(3)	741	852	—	—	1,593	186
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	458	936	—	—	1,394	221
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(3)	224	1,116	—	—	1,340	220
Truist Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(3)	296	697	—	—	993	137
Truist Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(3)	338	624	—	—	962	118
Truist Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(4)	673	2,550	—	—	3,223	476
Truist Bank III	Retail	St. Cloud	FL	3/10/2014	—	(3)	1,046	1,887	—	—	2,933	374
Truist Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(3)	803	1,043	—	—	1,846	207
Truist Bank III	Retail	Stafford	VA	3/10/2014	—	(3)	2,130	1,714	—	—	3,844	333
Truist Bank III	Retail	Stockbridge	GA	3/10/2014	—	(3)	358	760	—	—	1,118	159
Truist Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(3)	605	522	—	—	1,127	104
First Horizon Bank	Retail	Stuart	VA	3/10/2014	—	(4)	374	1,532	—	—	1,906	294
Truist Bank III	Retail	Sylvester	GA	3/10/2014	—	(3)	242	845	—	—	1,087	174
Truist Bank III	Retail	Tamarac	FL	3/10/2014	—	(3)	997	1,241	1	—	2,239	253
Truist Bank III	Retail	Union City	GA	3/10/2014	—	(3)	400	542	—	—	942	116
Truist Bank III	Retail	Williamsburg	VA	3/10/2014	—	(3)	447	585	—	—	1,032	132
First Horizon Bank	Retail	Winston-Salem	NC	3/10/2014	—	(3)	362	513	—	—	875	108
First Horizon Bank	Retail	Yadkinville	NC	3/10/2014	—	(3)	438	765	—	—	1,203	148
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	151
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	—	507	1,014	—	—	1,521	229
Sanofi US I	Office	Bridgewater	NJ	3/21/2014	125,000		16,009	194,287	—	—	210,296	35,136
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	157
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	158
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	—	337	1,140	—	—	1,477	244
Bi-Lo I	Retail	Greenville	SC	5/8/2014	—	—	1,504	4,770	—	—	6,274	909
Stop & Shop I	Retail	Bristol	RI	5/8/2014	—	(5)	2,860	10,010	—	—	12,870	1,858
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—		3,295	13,693	—	1	16,989	2,609
Stop & Shop I	Retail	Framingham	MA	5/8/2014	—	(5)	3,971	12,289	—	—	16,260	2,127
Stop & Shop I	Retail	Malden	MA	5/8/2014	—	(5)	4,418	15,195	—	—	19,613	2,620
Stop & Shop I	Retail	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	1,776
Stop & Shop I	Retail	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	2,399
Stop & Shop I	Retail	Swampscott	MA	5/8/2014	—	(5)	3,644	12,982	—	—	16,626	2,235

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General XVII		Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	147
Dollar General XIX		Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	203
Dollar General XX		Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	121
Dollar General XX		Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	110
Dollar General XX		Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	160
Dollar General XX		Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	178
Dollar General XX		Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	121
Dollar General XXI		Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	233
Dollar General XXII		Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	172
FedEx Ground V	(16)	Distribution	Sioux City	IA	2/18/2016	—	(1)	199	5,638	55	—	5,892	794
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—	(1)	40	6,022	—	—	6,062	910
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—	(1)	1,288	8,988	—	146	10,422	1,438
FedEx Ground VIII		Distribution	Mosinee	WI	2/23/2016	—	(1)	203	9,017	—	—	9,220	1,449
Anderson Station	(11)	Multi-tenant Retail	Anderson	SC	2/16/2017	—	(7)	5,201	27,100	—	832	33,133	3,381
Riverbend Marketplace	(11)	Multi-tenant Retail	Asheville	NC	2/16/2017	—	(7)	4,949	18,213	—	—	23,162	2,047
Northlake Commons	(11)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(10)	17,539	16,342	—	66	33,947	2,067
Shops at Rivergate South	(11)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(7)	5,202	28,378	—	162	33,742	3,156
Cross Pointe Centre	(11)	Multi-tenant Retail	Fayetteville	NC	2/16/2017	—	(7)	8,075	19,717	—	534	28,326	2,249
Parkside Shopping Center	(11)	Multi-tenant Retail	Frankfort	KY	2/16/2017	—	(10)	9,978	29,996	695	1,155	41,824	3,823
Patton Creek	(11)	Multi-tenant Retail	Hoover	AL	2/16/2017	34,000		15,799	79,150	—	309	95,258	8,597
Southway Shopping Center	(11)	Multi-tenant Retail	Houston	TX	2/16/2017	—	(10)	10,260	24,440	—	26	34,726	2,627
Northpark Center	(11)	Multi-tenant Retail	Huber Heights	OH	2/16/2017	—	(7)	8,975	28,552	—	1,302	38,829	3,362
Tiffany Springs MarketCenter	(11)	Multi-tenant Retail	Kansas City	MO	2/16/2017	—	(10)	10,154	50,832	—	3,396	64,382	6,614
North Lakeland Plaza	(11)	Multi-tenant Retail	Lakeland	FL	2/16/2017	—	(7)	2,599	12,652	—	172	15,423	1,450
Best on the Boulevard	(11)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(7)	10,046	32,706	—	255	43,007	3,669
Montecito Crossing	(11)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(7)	16,204	36,477	—	12	52,693	4,196
Pine Ridge Plaza	(11)	Multi-tenant Retail	Lawrence	KS	2/16/2017	—	(10)	14,008	20,935	—	576	35,519	2,614
Jefferson Commons	(11)	Multi-tenant Retail	Louisville	KY	2/16/2017	—	(7)	5,110	29,432	—	2,643	37,185	3,618
Towne Centre Plaza	(11)	Multi-tenant Retail	Mesquite	TX	2/16/2017	—	(10)	3,553	11,992	—	835	16,380	1,483

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Township Marketplace	(11)	Multi-tenant Retail	Monaca	PA	2/16/2017	—	(10)	8,146	39,267	—	285	47,698	4,211
Northwoods Marketplace	(11)	Multi-tenant Retail	North Charleston	SC	2/16/2017	—	(10)	13,474	28,362	—	431	42,267	3,182
Centennial Plaza	(11)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(7)	3,488	30,054	—	64	33,606	3,221
Village at Quail Springs	(11)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(10)	2,307	9,983	—	2,210	14,500	1,581
Colonial Landing (16)	(11)	Multi-tenant Retail	Orlando	FL	2/16/2017	—	(10)	—	44,255	—	2,682	46,937	4,813
The Centrum	(11)	Multi-tenant Retail	Pineville	NC	2/16/2017	—	—	12,013	26,242	—	1,441	39,696	3,221
Liberty Crossing	(11)	Multi-tenant Retail	Rowlett	TX	2/16/2017	—	(10)	6,285	20,700	—	51	27,036	2,383
San Pedro Crossing	(11)	Multi-tenant Retail	San Antonio	TX	2/16/2017	—	(7)	10,118	38,655	—	5,563	54,336	4,446
Prairie Towne Center	(11)	Multi-tenant Retail	Schaumburg	IL	2/16/2017	—	(10)	11,070	19,528	—	6,191	36,789	5,609
Shops at Shelby Crossing	(11)	Multi-tenant Retail	Sebring	FL	2/16/2017	21,677		4,478	32,316	—	324	37,118	4,239
Stirling Slidell Centre	(11)	Multi-tenant Retail	Slidell	LA	2/16/2017	—	—	3,495	18,113	(2,028)	(11,262)	8,318	112
The Shops at West End	(11)	Multi-tenant Retail	St. Louis Park	MN	2/16/2017	—	(10)	12,831	107,807	—	904	121,542	10,968
Bison Hollow	(11)	Multi-tenant Retail	Traverse City	MI	2/16/2017	—	(10)	4,346	15,944	—	—	20,290	1,723
Southroads Shopping Center	(11)	Multi-tenant Retail	Tulsa	OK	2/16/2017	—	(10)	6,663	60,721	30	1,477	68,891	7,485
The Streets of West Chester	(11)	Multi-tenant Retail	West Chester	OH	2/16/2017	—	(10)	11,313	34,305	517	363	46,498	3,930
Shoppes of West Melbourne	(11)	Multi-tenant Retail	West Melbourne	FL	2/16/2017	—	(7)	4,258	19,138	—	865	24,261	2,257
Shoppes at Wyomissing	(11)	Multi-tenant Retail	Wyomissing	PA	2/16/2017	—	(10)	4,108	32,446	—	83	36,637	3,589
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017	—	(8)	233	1,044	—	—	1,277	126
Dollar General XXIII		Retail	Farmington	NY	3/31/2017	—	(8)	374	1,037	—	—	1,411	127
Dollar General XXIII		Retail	Geddes	NY	3/31/2017	—	(8)	191	1,018	—	—	1,209	125
Dollar General XXIII		Retail	Otego	NY	3/31/2017	—	(8)	285	1,070	—	—	1,355	132
Dollar General XXIII		Retail	Parish	NY	3/31/2017	—	(8)	164	1,071	—	—	1,235	136
Dollar General XXIII		Retail	Utica	NY	3/31/2017	—	(8)	301	1,034	—	—	1,335	135
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017	—	(8)	119	1,663	—	—	1,782	181
Bob Evans I		Retail	Ashland	KY	4/28/2017	—	(6)	446	1,771	—	—	2,217	186
Bob Evans I		Retail	Bloomington	IN	4/28/2017	—	(6)	405	1,351	—	—	1,756	144
Bob Evans I		Retail	Bucyrus	OH	4/28/2017	—	(6)	224	1,450	—	—	1,674	159
Bob Evans I		Retail	Columbia City	IN	4/28/2017	—	(6)	333	594	—	—	927	79
Bob Evans I		Retail	Coshocton	OH	4/28/2017	—	(6)	386	1,326	—	—	1,712	162
Bob Evans I		Retail	Dublin	OH	4/28/2017	—	(6)	701	645	—	—	1,346	88

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Bob Evans I	Retail	Ellicott City	MD	4/28/2017	—	(6)	507	1,083	—	—	1,590	136
Bob Evans I	Retail	Elyria	OH	4/28/2017	—	(6)	540	1,003	—	—	1,543	123
Bob Evans I	Retail	Franklin	OH	4/28/2017	—	(6)	620	1,581	—	—	2,201	178
Bob Evans I	Retail	Kettering	OH	4/28/2017	—	(6)	264	1,493	—	—	1,757	168
Bob Evans I	Retail	Lansing	MI	4/28/2017	—	(6)	817	1,093	—	—	1,910	144
Bob Evans I	Retail	Lebanon	OH	4/28/2017	—	(6)	628	1,328	—	—	1,956	161
Bob Evans I	Retail	Lewes	DE	4/28/2017	—	(6)	660	1,016	—	—	1,676	122
Bob Evans I	Retail	Marietta	OH	4/28/2017	—	(6)	631	1,890	—	—	2,521	208
Bob Evans I	Retail	Miamisburg	OH	4/28/2017	—	(6)	339	1,791	—	—	2,130	195
Bob Evans I	Retail	Paducah	KY	4/28/2017	—	(6)	296	697	—	—	993	90
Bob Evans I	Retail	Plymouth	IN	4/28/2017	—	(6)	172	1,023	—	—	1,195	117
Bob Evans I	Retail	Roseville	MI	4/28/2017	—	(6)	861	854	—	—	1,715	119
Bob Evans I	Retail	Steubenville	OH	4/28/2017	—	(6)	641	1,638	—	—	2,279	205
Bob Evans I	Retail	Streetsboro	OH	4/28/2017	—	(6)	1,078	780	—	—	1,858	106
Bob Evans I	Retail	Taylor	MI	4/28/2017	—	(6)	542	1,210	—	—	1,752	145
Bob Evans I	Retail	Uniontown	PA	4/28/2017	—	(6)	494	1,104	—	—	1,598	144
Bob Evans I	Retail	Weirton	WV	4/28/2017	—	(6)	305	900	—	—	1,205	123
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017	—	(8)	587	3,415	—	—	4,002	449
Chili's II	Retail	McHenry	IL	5/10/2017	—	(8)	973	2,557	—	—	3,530	275
Dollar General XXIII	Retail	Kingston	NY	5/10/2017	—	(8)	432	1,027	—	—	1,459	129
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017	—	(8)	358	1,043	—	—	1,401	119
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017	—	(8)	1,808	841	—	—	2,649	97
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/8/2017	—	(8)	307	1,973	—	—	2,280	215
Bridgestone HOSEpower I	Distribution	Elko	NV	6/8/2017	—	(8)	358	1,642	—	—	2,000	193
Dollar General XXIII	Retail	Kerhonkson	NY	6/16/2017	—	(8)	247	953	—	—	1,200	112
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017	—	(8)	236	1,762	—	—	1,998	183
FedEx Ground X	Distribution	Rolla	MO	7/14/2017	—	(8)	469	9,653	—	—	10,122	1,207
Chili's III	Retail	Machesney Park	IL	8/9/2017	—	(8)	1,254	2,922	—	—	4,176	296
FedEx Ground XI	Distribution	Casper	WY	9/15/2017	—	(8)	386	3,469	—	—	3,855	350
Hardee's I	Retail	Ashland	AL	9/26/2017	—	(9)	170	827	—	—	997	89
Hardee's I	Retail	Jasper	AL	9/26/2017	—	(9)	171	527	—	—	698	56
Hardee's I	Retail	Jesup	GA	9/26/2017	—	(9)	231	1,236	(96)	(584)	787	—
Hardee's I	Retail	Waycross	GA	9/26/2017	—	(9)	261	1,217	(109)	(582)	787	—
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017	—	(8)	194	1,110	—	—	1,304	103
Tractor Supply IV	Retail	Hazen	ND	10/30/2017	—	(8)	242	1,290	—	—	1,532	130
Circle K II	Retail	Harlingen	TX	11/2/2017	—	(9)	575	945	—	—	1,520	93
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	734	1,294	—	—	2,028	126
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	675	1,250	—	—	1,925	138
Circle K II	Retail	Laredo	TX	11/2/2017	—	(9)	226	443	—	—	669	44
Circle K II	Retail	Rio Grande	TX	11/2/2017	—	(9)	625	1,257	—	—	1,882	123
Circle K II	Retail	Weslaco	TX	11/2/2017	—	(9)	547	1,183	—	—	1,730	119
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017	—	(9)	397	621	—	—	1,018	64

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Sonic Drive In II	Retail	Collins	MS	11/3/2017	—	(9)	272	992	—	—	1,264	101
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017	—	(9)	251	1,114	—	—	1,365	103
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	100	930	—	—	1,030	99
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	199	660	—	—	859	61
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(9)	232	746	—	—	978	78
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017	—	(9)	351	788	—	—	1,139	84
Sonic Drive In II	Retail	Lithia	FL	11/3/2017	—	(9)	352	478	—	—	830	56
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017	—	(9)	210	840	—	—	1,050	89
Sonic Drive In II	Retail	Magee	MS	11/3/2017	—	(9)	300	740	—	—	1,040	80
Sonic Drive In II	Retail	Petal	MS	11/3/2017	—	(9)	100	1,053	—	—	1,153	98
Sonic Drive In II	Retail	Plant City	FL	11/3/2017	—	(9)	250	525	—	—	775	67
Sonic Drive In II	Retail	Purvis	MS	11/3/2017	—	(9)	129	896	—	—	1,025	84
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	267	502	—	—	769	57
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(9)	392	679	—	—	1,071	71
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017	—	(9)	191	1,197	—	—	1,388	120
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017	—	(9)	191	346	—	—	537	39
Sonic Drive In II	Retail	Waveland	MS	11/3/2017	—	(9)	322	594	—	—	916	64
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017	—	(9)	188	517	—	—	705	55
Sonic Drive In II	Retail	Woodville	MS	11/3/2017	—	(9)	160	1,179	—	—	1,339	108
Bridgestone HOSEpower III	Distribution	Sulphur	LA	12/20/2017	—	(8)	882	2,176	—	—	3,058	196
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	521	1,561	—	—	2,082	141
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	717	1,510	—	—	2,227	143
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(9)	491	2,281	—	—	2,772	197
Mountain Express I	Retail	Baldwin	GA	1/25/2018	—	(9)	861	690	—	—	1,551	70
Mountain Express I	Retail	Buford	GA	1/25/2018	—	(9)	883	1,130	—	—	2,013	119
Mountain Express I	Retail	Canton	GA	1/25/2018	—	(9)	348	1,463	—	—	1,811	154
Mountain Express I	Retail	Chatsworth	GA	1/25/2018	—	(9)	673	1,108	—	—	1,781	114
Mountain Express I	Retail	Douglasville	GA	1/25/2018	—	(9)	958	808	—	—	1,766	76
Mountain Express I	Retail	Jasper	GA	1/25/2018	—	(9)	1,167	823	—	—	1,990	81
Mountain Express I	Retail	Summerville	GA	1/25/2018	—	(9)	270	1,019	—	—	1,289	94
Mountain Express I	Retail	Trion	GA	1/25/2018	—	(9)	379	1,077	—	—	1,456	117
Mountain Express I	Retail	Woodstock	GA	1/25/2018	—	(9)	578	804	—	—	1,382	79
Kum & Go I	Retail	Omaha	NE	2/27/2018	—	(10)	1,391	1,350	—	—	2,741	177
DaVita I	Retail	Bolivar	TN	2/28/2018	—	(9)	101	623	—	—	724	52
DaVita I	Retail	Brownviille	TN	2/28/2018	—	(9)	61	1,166	—	—	1,227	92
White Oak I	Retail	Casey	IA	3/9/2018	—	—	512	164	—	—	676	16
White Oak I	Retail	Hospers	IA	3/9/2018	—	—	674	236	—	—	910	24

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
White Oak I	Retail	Jefferson	IA	3/9/2018	—	—	662	484	—	—	1,146	45
White Oak I	Retail	Muscatine	IA	3/9/2018	—	—	1,142	671	—	—	1,813	63
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	347	199	—	—	546	20
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	928	377	—	—	1,305	38
White Oak I	Retail	Omaha	NE	3/9/2018	—	—	867	273	—	—	1,140	30
White Oak I	Retail	Omaha	NE	3/9/2018	—	—	885	649	—	—	1,534	57
White Oak I	Retail	Wapello	IA	3/9/2018	—	—	708	627	—	—	1,335	58
Mountain Express II	Retail	Arley	AL	6/14/2018	—	(9)	590	428	—	—	1,018	41
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(9)	669	978	—	—	1,647	80
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(9)	794	858	—	—	1,652	74
Mountain Express II	Retail	Eva	AL	6/14/2018	—	(9)	782	258	—	—	1,040	26
Mountain Express II	Retail	Good Hope	AL	6/14/2018	—	(9)	1,080	685	—	—	1,765	69
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	1,470	659	—	—	2,129	55
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	2,468	710	—	—	3,178	60
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(9)	1,882	316	—	—	2,198	29
Mountain Express II	Retail	Oneonta	AL	6/14/2018	—	(9)	1,057	532	—	—	1,589	42
Mountain Express II	Retail	Owens Cross	AL	6/14/2018	—	(9)	578	1,386	—	—	1,964	105
Mountain Express II	Retail	Pine Campbell	AL	6/14/2018	—	(9)	819	219	—	—	1,038	20
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(9)	840	566	—	—	1,406	44
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(9)	254	393	—	—	647	31
Mountain Express II	Retail	Russellville	AL	6/14/2018	—	(9)	594	378	—	—	972	32
Mountain Express II	Retail	Vina	AL	6/14/2018	—	—	549	300	—	—	849	24
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(9)	674	1,827	—	—	2,501	125
Dialysis I	Retail	Michigan City	IN	7/20/2018	—	(1)	360	1,726	—	—	2,086	142
Dialysis I	Retail	Auburn	ME	7/20/2018	—	(9)	78	2,766	—	—	2,844	182
Dialysis I	Retail	Benton Harbor	MI	7/20/2018	—	(9)	241	1,687	—	—	1,928	127
Dialysis I	Retail	East Knoxville	TN	7/20/2018	—	(9)	497	1,429	—	—	1,926	105
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(9)	612	412	—	—	1,024	31
Dialysis I	Retail	Sikeston	MO	7/20/2018	—	(9)	221	1,762	—	—	1,983	132
Children of America I	Office	New Britian	PA	8/13/2018	—	(9)	224	3,319	—	—	3,543	222
Children of America I	Office	Warminster	PA	8/13/2018	—	(9)	284	3,225	—	—	3,509	215
Burger King II	Retail	Pineville	LA	8/20/2018	—	(9)	462	1,136	—	—	1,598	85
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	—	111	628	—	—	739	50
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	—	122	566	—	—	688	42
White Oak II	Retail	Glenwood	IA	8/27/2018	—	—	20	351	—	—	371	22
White Oak II	Retail	Missouri Valley	IA	8/27/2018	—	—	40	388	—	—	428	29
White Oak II	Retail	Red Oak	IA	8/27/2018	—	—	30	543	—	—	573	39

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
White Oak II	Retail	Sioux Center	IA	8/27/2018	—	—	20	358	—	—	378	24
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	70	339	—	—	409	24
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	81	396	—	—	477	26
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	101	519	—	—	620	42
Bob Evans II	Retail	Aurora	IN	8/31/2018	—	(9)	237	1,675	—	—	1,912	122
Bob Evans II	Retail	Barboursville	WV	8/31/2018	—	(9)	987	807	—	—	1,794	55
Bob Evans II	Retail	Bay City	MI	8/31/2018	—	(9)	796	313	—	—	1,109	26
Bob Evans II	Retail	Bluefield	VA	8/31/2018	—	(9)	440	1,454	—	—	1,894	98
Bob Evans II	Retail	Bridgeport	OH	8/31/2018	—	(9)	335	1,301	—	—	1,636	88
Bob Evans II	Retail	Bridgeport	WV	8/31/2018	—	(9)	481	1,819	—	—	2,300	125
Bob Evans II	Retail	Burbank	OH	8/31/2018	—	(9)	172	1,804	—	—	1,976	136
Bob Evans II	Retail	Cadillac	MI	8/31/2018	—	(9)	345	1,447	—	—	1,792	103
Bob Evans II	Retail	Circleville	OH	8/31/2018	—	(9)	911	1,686	—	—	2,597	124
Bob Evans II	Retail	Columbus	OH	8/31/2018	—	(9)	615	1,252	—	—	1,867	92
Bob Evans II	Retail	E Liverpool	OH	8/31/2018	—	(9)	399	1,533	—	—	1,932	112
Bob Evans II	Retail	Greenville	OH	8/31/2018	—	(9)	460	1,900	—	—	2,360	125
Bob Evans II	Retail	Hamilton	OH	8/31/2018	—	(9)	441	1,344	—	—	1,785	100
Bob Evans II	Retail	Huntington	WV	8/31/2018	—	(9)	255	1,563	—	—	1,818	102
Bob Evans II	Retail	Jackson	OH	8/31/2018	—	(9)	596	1,487	—	—	2,083	109
Bob Evans II	Retail	Jeffersonville	OH	8/31/2018	—	(9)	193	1,508	—	—	1,701	126
Bob Evans II	Retail	Lavale	MD	8/31/2018	—	(9)	527	2,536	—	—	3,063	168
Bob Evans II	Retail	Mt. Pleasant	MI	8/31/2018	—	(9)	559	1,149	—	—	1,708	95
Bob Evans II	Retail	New Martinsville	WV	8/31/2018	—	(9)	703	1,206	—	—	1,909	87
Bob Evans II	Retail	Norwalk	OH	8/31/2018	—	(9)	123	2,559	—	—	2,682	179
Bob Evans II	Retail	South Point	OH	8/31/2018	—	(9)	420	1,436	—	—	1,856	108
Bob Evans II	Retail	White Hall	WV	8/31/2018	—	(9)	347	1,185	—	—	1,532	81
Taco John's	Retail	Chanute	KS	9/14/2018	—	(9)	81	642	—	—	723	45
Taco John's	Retail	Mountain Home	ID	9/14/2018	—	(9)	81	561	—	—	642	40
Mountain Express III	Retail	Canton	GA	9/19/2018	—	(9)	703	1,719	—	—	2,422	125
Mountain Express III	Retail	Clinton	SC	9/19/2018	—	(9)	581	1,113	—	—	1,694	72
Mountain Express III	Retail	Cornelia	GA	9/19/2018	—	(9)	363	778	—	—	1,141	60
Mountain Express III	Retail	Cumming	GA	9/19/2018	—	(9)	161	1,403	—	—	1,564	96
Mountain Express III	Retail	Ellijay	GA	9/19/2018	—	(9)	517	1,803	—	—	2,320	132
Mountain Express III	Retail	Hogansville	GA	9/19/2018	—	(9)	141	1,068	—	—	1,209	92
Mountain Express III	Retail	Homer	GA	9/19/2018	—	(9)	221	991	—	—	1,212	73
Mountain Express III	Retail	McCaysville	GA	9/19/2018	—	(9)	371	720	—	—	1,091	48

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Mountain Express III	Retail	Nettleton	MS	9/19/2018	—	(9)	212	660	—	—	872	46
Mountain Express III	Retail	Riverdale	GA	9/19/2018	—	(9)	1,001	1,920	—	—	2,921	137
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(9)	315	708	—	—	1,023	52
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(9)	262	908	—	—	1,170	66
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(9)	913	1,628	—	—	2,541	125
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(9)	2,202	1,234	—	—	3,436	93
Taco John's	Retail	Carroll	IA	9/21/2018	—	(9)	171	541	—	—	712	40
Taco John's	Retail	Cherokee	IA	9/21/2018	—	(9)	131	347	—	—	478	25
Taco John's	Retail	Independence	MO	9/28/2018	—	(9)	242	822	—	—	1,064	61
Taco John's	Retail	North Manakato	MN	9/28/2018	—	(9)	213	334	—	—	547	31
Taco John's	Retail	St. Peter	MN	9/28/2018	—	(9)	112	559	—	—	671	38
White Oak III	Retail	Bonham	TX	10/5/2018	—	—	734	1,952	—	—	2,686	146
DaVita II	Retail	Houston	TX	10/26/2018	—	(9)	246	1,982	—	—	2,228	130
Pizza Hut I	Retail	Charlotte	NC	10/29/2018	—	(9)	236	916	—	—	1,152	67
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(9)	305	922	—	—	1,227	63
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(9)	187	464	—	—	651	33
Pizza Hut I	Retail	Gastonia	NC	10/29/2018	—	(9)	208	1,128	—	—	1,336	76
Pizza Hut I	Retail	Midland	TX	10/29/2018	—	(9)	207	662	—	—	869	42
Pizza Hut I	Retail	New Lexington	OH	10/29/2018	—	(9)	69	658	—	—	727	46
Pizza Hut I	Retail	Newton	NC	10/29/2018	—	(9)	79	755	—	—	834	49
Pizza Hut I	Retail	Westerville	OH	10/29/2018	—	(9)	167	830	—	—	997	58
Pizza Hut I	Retail	Zaneville	OH	10/29/2018	—	(9)	99	745	—	—	844	48
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(9)	236	1,022	—	—	1,258	68
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(9)	88	684	—	—	772	51
Little Caesars I	Retail	Durand	MI	12/21/2018	—	(9)	39	401	—	—	440	27
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	30	553	—	—	583	36
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	39	632	—	—	671	38
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	10	543	—	—	553	30
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	49	577	—	—	626	40
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	108	569	—	—	677	37
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	16	653	—	—	669	37
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(9)	30	781	—	—	811	45
Little Caesars I	Retail	Swartz Creek	MI	12/21/2018	—	(9)	79	492	—	—	571	35
Tractor Supply V	Retail	Americus	GA	12/27/2018	—	(9)	329	2,522	—	—	2,851	160
Tractor Supply V	Retail	Cadiz	OH	12/27/2018	—	(9)	179	2,546	—	—	2,725	168
Tractor Supply V	Retail	Catalina	AZ	12/27/2018	—	(9)	953	3,061	—	—	4,014	197

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Tractor Supply V	Retail	Sorocco	NM	12/27/2018	—	(9)	413	2,602	—	—	3,015	166
Caliber Collision I	Retail	Fayetteville	NC	12/28/2018	—	(1)	372	1,269	—	—	1,641	71
Caliber Collision I	Retail	Lutz	FL	12/28/2018	—	(1)	1,745	2,696	—	—	4,441	174
Caliber Collision I	Retail	Nolansville	TX	12/28/2018	—	(1)	360	973	—	—	1,333	61
Fresenius III	Retail	Cumming	GA	1/2/2019	—	(9)	141	1,206	—	—	1,347	71
Fresenius III	Retail	Enterprise	AL	1/2/2019	—	(9)	523	2,854	—	—	3,377	179
Fresenius III	Retail	Gulf Breeze	FL	1/2/2019	—	(9)	306	2,399	—	—	2,705	140
Fresenius III	Retail	Monrowville	AL	1/2/2019	—	(9)	219	1,330	—	12	1,561	88
Fresenius III	Retail	Pendleton	SC	1/2/2019	—	(9)	151	1,248	—	—	1,399	74
Fresenius III	Retail	Thomasville	AL	1/2/2019	—	(9)	482	1,045	—	—	1,527	70
Pizza Hut II	Retail	Afton	WY	1/28/2019	—	(9)	50	870	—	—	920	49
Pizza Hut II	Retail	Alva	OK	1/28/2019	—	(9)	191	1,129	—	—	1,320	67
Pizza Hut II	Retail	Buffalo	WY	1/28/2019	—	(9)	162	588	—	—	750	40
Pizza Hut II	Retail	Canadian	TX	1/28/2019	—	(9)	139	729	—	—	868	43
Pizza Hut II	Retail	Cherokee	OK	1/28/2019	—	(9)	101	474	—	—	575	31
Pizza Hut II	Retail	Cut Bank	MT	1/28/2019	—	(9)	131	808	—	—	939	48
Pizza Hut II	Retail	Deer Lodge	MT	1/28/2019	—	(9)	181	449	—	—	630	31
Pizza Hut II	Retail	Dillion	MT	1/28/2019	—	(9)	71	760	—	—	831	43
Pizza Hut II	Retail	Douglas	WY	1/28/2019	—	(9)	322	1,085	—	—	1,407	65
Pizza Hut II	Retail	Elkhart	KS	1/28/2019	—	(9)	179	611	—	—	790	38
Pizza Hut II	Retail	Fairview	OK	1/28/2019	—	(9)	120	789	—	—	909	48
Pizza Hut II	Retail	Havre	MT	1/28/2019	—	(9)	175	2,061	—	—	2,236	113
Pizza Hut II	Retail	Helena	MT	1/28/2019	—	(9)	132	887	—	—	1,019	51
Pizza Hut II	Retail	Hennessey	OK	1/28/2019	—	(9)	81	743	—	—	824	40
Pizza Hut II	Retail	Hugoton	KS	1/28/2019	—	(9)	112	948	—	—	1,060	51
Pizza Hut II	Retail	Larned	KS	1/28/2019	—	(9)	159	633	—	—	792	44
Pizza Hut II	Retail	Lewistown	MT	1/28/2019	—	(9)	131	793	—	—	924	45
Pizza Hut II	Retail	Libby	MT	1/28/2019	—	(9)	50	1,011	—	—	1,061	57
Pizza Hut II	Retail	Liberal	KS	1/28/2019	—	(9)	20	956	—	—	976	47
Pizza Hut II	Retail	Meade	KS	1/28/2019	—	(9)	121	637	—	—	758	37
Pizza Hut II	Retail	Newcastle	WY	1/28/2019	—	(9)	71	735	—	—	806	40
Pizza Hut II	Retail	Polson	MT	1/28/2019	—	(9)	151	1,090	—	—	1,241	62
Pizza Hut II	Retail	Roosevelt	UT	1/28/2019	—	(9)	220	960	—	—	1,180	56
Pizza Hut II	Retail	Shattuck	OK	1/28/2019	—	(9)	100	531	—	—	631	33
Pizza Hut II	Retail	Shelby	MT	1/28/2019	—	(9)	150	502	—	—	652	34
Pizza Hut II	Retail	Spearman	TX	1/28/2019	—	(9)	230	869	—	—	1,099	55
Pizza Hut II	Retail	Thermpolis	WY	1/28/2019	—	(9)	70	863	—	—	933	50

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Pizza Hut II	Retail	Ulyses	KS	1/28/2019	—	(9)	121	1,108	—	—	1,229	64
Pizza Hut II	Retail	Vernal	UT	1/28/2019	—	(9)	211	733	—	—	944	44
Pizza Hut II	Retail	Watonga	OK	1/28/2019	—	(9)	70	939	—	—	1,009	53
Pizza Hut II	Retail	Wheatland	WY	1/28/2019	—	(9)	153	825	—	—	978	49
Mountain Express IV	Retail	Cabot	AR	2/25/2019	—	(9)	206	816	—	—	1,022	61
Mountain Express IV	Retail	Corning	AR	2/25/2019	—	(9)	283	865	—	—	1,148	41
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	371	1,180	—	—	1,551	75
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	217	668	—	—	885	39
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(9)	1,258	1,475	—	—	2,733	101
Mountain Express IV	Retail	Fordyce	AR	2/25/2019	—	(9)	548	1,530	—	—	2,078	75
Mountain Express IV	Retail	Hope	AR	2/25/2019	—	(9)	705	783	—	—	1,488	38
Mountain Express IV	Retail	Searcy	AR	2/25/2019	—	(9)	1,007	787	—	—	1,794	39
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	436	1,695	—	—	2,131	91
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	337	1,715	—	—	2,052	101
Mountain Express V	Retail	Canton	GA	2/28/2019	—	(1)	198	1,821	—	—	2,019	93
Mountain Express V	Retail	Conyers	GA	2/28/2019	—	(1)	199	2,220	—	—	2,419	126
Mountain Express V	Retail	Dahlonega	GA	2/28/2019	—	(1)	687	942	—	—	1,629	52
Mountain Express V	Retail	Elberton	GA	2/28/2019	—	(1)	268	1,760	—	—	2,028	110
Mountain Express V	Retail	Forest Park	GA	2/28/2019	—	(1)	983	1,118	—	—	2,101	59
Mountain Express V	Retail	Jonesboro	GA	2/28/2019	—	(1)	456	1,960	—	—	2,416	106
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	776	1,282	—	—	2,058	72
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	905	1,267	—	—	2,172	71
Mountain Express V	Retail	Loganville	GA	2/28/2019	—	(1)	258	2,102	—	—	2,360	115
Mountain Express V	Retail	Macon	GA	2/28/2019	—	(1)	543	908	—	—	1,451	52
Mountain Express V	Retail	Stockbridge	GA	2/28/2019	—	(1)	129	1,938	—	—	2,067	100
Fresenius IV	Retail	Alexandria	LA	3/21/2019	—	(9)	342	2,505	—	—	2,847	121
Mountain Express V	Retail	Forest Park	GA	3/22/2019	—	(1)	1,473	720	—	—	2,193	44
Tractor Supply V	Retail	New Cordell	OK	3/27/2019	—	(9)	332	2,246	—	—	2,578	135
Mountain Express V	Retail	Macon	GA	3/29/2019	—	(1)	1,085	872	—	—	1,957	50
Mountain Express V	Retail	Norcross	GA	3/29/2019	—	(1)	710	2,722	—	—	3,432	143
Mountain Express V	Retail	Snellville	GA	3/29/2019	—	(1)	548	688	—	—	1,236	38
Mountain Express V	Retail	Covington	GA	4/4/2019	—	(1)	119	2,325	—	—	2,444	113
IMTAA	Retail	Baton Rouge	LA	5/16/2019	—	(1)	255	1,772	—	—	2,027	89
IMTAA	Retail	Bridge City	TX	5/16/2019	—	(1)	196	1,975	—	—	2,171	103
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	367	1,622	—	—	1,989	87
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	246	1,622	—	—	1,868	82
IMTAA	Retail	Kenner	LA	5/16/2019	—	(1)	469	1,409	—	—	1,878	70

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	534	1,411	—	—	1,945	75
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	349	1,525	—	—	1,874	87
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	508	1,246	—	—	1,754	65
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	472	1,523	—	—	1,995	73
IMTAA	Retail	Orange	TX	5/16/2019	—	(1)	214	1,867	—	—	2,081	101
IMTAA	Retail	St. Rose	LA	5/16/2019	—	(1)	287	1,214	—	—	1,501	63
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	382	1,044	—	—	1,426	54
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	255	1,040	—	—	1,295	47
Pizza Hut III	Retail	Colorado Springs	CO	5/31/2019	—	(1)	252	961	—	—	1,213	44
Pizza Hut III	Retail	Dodge City	KS	5/31/2019	—	(1)	166	1,163	—	—	1,329	57
Pizza Hut III	Retail	Garden City	KS	5/31/2019	—	(1)	197	680	—	—	877	33
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	262	633	—	—	895	30
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	265	598	—	—	863	32
Pizza Hut III	Retail	Guymon	OK	5/31/2019	—	(1)	155	1,208	—	—	1,363	54
Pizza Hut III	Retail	Kalispell	MT	5/31/2019	—	(1)	735	1,139	—	—	1,874	62
Pizza Hut III	Retail	Missoula	MT	5/31/2019	—	(1)	653	595	—	—	1,248	31
Pizza Hut III	Retail	Perryton	TX	5/31/2019	—	(1)	309	1,429	—	—	1,738	66
Pizza Hut III	Retail	Sterling	CO	5/31/2019	—	(1)	150	968	—	—	1,118	45
Fresenius V	Retail	Brookhaven	MS	6/4/2019	—	(1)	581	1,548	—	16	2,145	78
Fresenius V	Retail	Centreville	MS	6/4/2019	—	(1)	236	732	—	—	968	37
Fresenius VI	Retail	Chicago	IL	6/17/2019	—	(1)	313	1,110	—	—	1,423	48
Mountain Express VI	Retail	Smackover	AR	6/26/2019	—	(1)	1,519	841	—	—	2,360	45
Pizza Hut III	Retail	Woodward	OK	6/27/2019	—	(1)	525	1,644	—	—	2,169	73
Fresenius VII	Retail	Athens	TX	6/28/2019	—	(1)	907	4,515	—	—	5,422	198
Fresenius VII	Retail	Idabel	OK	6/28/2019	—	(1)	298	2,319	—	—	2,617	104
Fresenius VII	Retail	Tyler	TX	6/28/2019	—	(1)	314	1,677	—	—	1,991	78
Caliber Collision II	Retail	Pueblo	CO	8/5/2019	—	(1)	866	1,807	—	—	2,673	79
Dollar General XXV	Retail	Brownsville	KY	9/5/2019	—	(1)	170	915	—	—	1,085	42
Dollar General XXV	Retail	Custer	KY	9/5/2019	—	(1)	138	675	—	—	813	31
Dollar General XXV	Retail	Elkton	KY	9/5/2019	—	(1)	89	731	—	—	820	33
Dollar General XXV	Retail	Falls of Rough	KY	9/5/2019	—	(1)	141	692	—	—	833	29
Dollar General XXV	Retail	Sedalia	KY	9/5/2019	—	(1)	177	678	—	—	855	32
Dollar General XXIV	Retail	Clarksville	IA	9/6/2019	—	(1)	80	1,023	—	—	1,103	39
Dollar General XXIV	Retail	Lincoln	MI	9/6/2019	—	(1)	90	1,006	—	—	1,096	52
Dollar General XXIV	Retail	Tabor	IA	9/6/2019	—	(9)	101	907	—	—	1,008	51
Mister Carwash I	Retail	Athens	GA	9/12/2019	—	(10)	1,892	2,350	—	—	4,242	131
Mister Carwash I	Retail	Cumming	GA	9/12/2019	—	(10)	1,363	2,730	—	—	4,093	142
Mister Carwash I	Retail	Monroe	GA	9/12/2019	—	(10)	1,376	2,120	—	—	3,496	120
Dollar General XXIV	Retail	Assumption	IL	9/20/2019	—	(9)	111	885	—	—	996	42
Dollar General XXIV	Retail	Curtis	MI	9/20/2019	—	(1)	100	986	—	—	1,086	47
Dollar General XXIV	Retail	Harrisville	MI	9/20/2019	—	(9)	209	964	—	—	1,173	50
Dollar General XXIV	Retail	Mora	MN	9/20/2019	—	(9)	192	976	—	—	1,168	43

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dollar General XXIV	Retail	Washburn	IL	9/20/2019	—	(9)	140	868	—	—	1,008	38
Checkers I	Retail	Dublin	GA	9/25/2019	—	(1)	161	746	—	—	907	36
DaVita III	Retail	El Paso	TX	9/27/2019	—	(1)	331	2,954	—	—	3,285	108
Dialysis II	Retail	Baltimore	MD	9/30/2019	—	(1)	860	614	—	—	1,474	27
Dialysis II	Retail	Brunswick	OH	9/30/2019	—	(1)	429	2,327	—	—	2,756	92
Dialysis II	Retail	Burgaw	NC	9/30/2019	—	(1)	60	1,410	—	—	1,470	54
Dialysis II	Retail	Detroit	MI	9/30/2019	—	(1)	283	1,964	—	—	2,247	78
Dialysis II	Retail	Elizabethtown	NC	9/30/2019	—	(1)	40	2,327	—	—	2,367	81
Dialysis II	Retail	Goose Creek	SC	9/30/2019	—	(1)	328	1,651	—	—	1,979	59
Dialysis II	Retail	Greenville	SC	9/30/2019	—	(1)	1,132	1,083	—	—	2,215	50
Dialysis II	Retail	Jackson	TN	9/30/2019	—	(1)	256	1,329	—	—	1,585	61
Dialysis II	Retail	Kyle	TX	9/30/2019	—	(1)	416	2,228	—	—	2,644	88
Dialysis II	Retail	Las Vegas	NV	9/30/2019	—	(1)	883	3,869	—	—	4,752	142
Dialysis II	Retail	Lexington	TN	9/30/2019	—	(1)	111	1,128	—	—	1,239	49
Dialysis II	Retail	Merrillville	IN	9/30/2019	—	(1)	639	1,128	—	—	1,767	45
Dialysis II	Retail	New Orleans	LA	9/30/2019	—	(1)	559	1,305	—	80	1,944	52
Dialysis II	Retail	North Charleston	SC	9/30/2019	—	(1)	424	1,564	—	—	1,988	58
Dialysis II	Retail	Parma	OH	9/30/2019	—	(1)	208	1,271	—	7	1,486	45
Dialysis II	Retail	Rocky River	OH	9/30/2019	—	(1)	327	1,782	—	—	2,109	62
Dialysis II	Retail	Seguin	TX	9/30/2019	—	(1)	91	1,889	—	—	1,980	71
Dialysis II	Retail	Shallotte	NC	9/30/2019	—	(1)	174	1,308	—	—	1,482	48
Dialysis II	Retail	Spartanburg	SC	9/30/2019	—	(1)	188	1,133	—	—	1,321	47
Dialysis II	Retail	Albuquerque	NM	9/30/2019	—	(1)	214	3,136	—	1,676	5,026	160
Dialysis II	Retail	Anchorage	AK	9/30/2019	—	(1)	1,315	4,108	—	—	5,423	157
Dialysis II	Retail	Anniston	AL	9/30/2019	—	(1)	322	3,782	—	—	4,104	132
Dialysis II	Retail	Augusta	GA	9/30/2019	—	(1)	364	1,803	—	—	2,167	68
Dialysis II	Retail	Belleville	IL	9/30/2019	—	(1)	129	2,271	—	—	2,400	82
Dialysis II	Retail	Berea	KY	9/30/2019	—	(1)	159	2,079	—	—	2,238	74
Dialysis II	Retail	Bowling Green	KY	9/30/2019	—	(1)	442	2,865	—	—	3,307	105
Dialysis II	Retail	Brunswick	GA	9/30/2019	—	(1)	376	1,734	—	—	2,110	62
Dialysis II	Retail	Charlotte	NC	9/30/2019	—	(1)	906	1,894	—	10	2,810	71
Dialysis II	Retail	Conway	NH	9/30/2019	—	(1)	70	1,370	—	—	1,440	60
Dialysis II	Retail	Diamondhead	MS	9/30/2019	—	(1)	91	2,693	—	—	2,784	97
Dialysis II	Retail	Durham	NC	9/30/2019	—	(1)	626	1,737	—	13	2,376	66
Dialysis II	Retail	Etters	PA	9/30/2019	—	(1)	643	2,926	—	—	3,569	107

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Dialysis II	Retail	Gary	IN	9/30/2019	—	(1)	241	2,023	—	—	2,264	71
Dialysis II	Retail	Hopkinsville	KY	9/30/2019	—	(1)	62	2,785	—	—	2,847	99
Dialysis II	Retail	Lexington	KY	9/30/2019	—	(1)	439	2,277	—	—	2,716	84
Dialysis II	Retail	Madisonville	KY	9/30/2019	—	(1)	134	1,257	—	—	1,391	46
Dialysis II	Retail	Mentor	OH	9/30/2019	—	(1)	102	1,921	—	—	2,023	77
Dialysis II	Retail	Monticello	KY	9/30/2019	—	(1)	235	2,119	—	—	2,354	79
Dialysis II	Retail	New Castle	PA	9/30/2019	—	(1)	153	1,135	—	—	1,288	42
Dialysis II	Retail	Palmdale	CA	9/30/2019	—	(1)	414	1,887	—	—	2,301	72
Dialysis II	Retail	Radcliff	KY	9/30/2019	—	(1)	262	2,391	—	—	2,653	87
Dialysis II	Retail	Richmond	VA	9/30/2019	—	(1)	283	2,111	—	—	2,394	75
Dialysis II	Retail	River Forest	IL	9/30/2019	—	(1)	527	3,646	—	—	4,173	121
Dialysis II	Retail	Roanoke	VA	9/30/2019	—	(1)	456	2,143	—	—	2,599	79
Dialysis II	Retail	Rocky Mount	NC	9/30/2019	—	(1)	143	3,515	—	—	3,658	141
Dialysis II	Retail	Salem	OH	9/30/2019	—	(1)	264	2,457	—	—	2,721	96
Dialysis II	Retail	Salem	VA	9/30/2019	—	(1)	326	2,083	—	7	2,416	70
Dialysis II	Retail	Sarasota	FL	9/30/2019	—	(1)	650	1,914	—	—	2,564	67
Dialysis II	Retail	Summerville	SC	9/30/2019	—	(1)	317	1,826	—	—	2,143	65
Dialysis II	Retail	Anderson	IN	9/30/2019	—	(1)	375	1,530	—	—	1,905	58
Dollar General XXIV	Retail	Potomac	IL	10/28/2019	—	(9)	153	858	—	—	1,011	41
Mister Carwash II	Retail	Canton	GA	11/7/2019	—	(10)	3,105	2,291	—	—	5,396	121
Mister Carwash II	Retail	Johns Creek	GA	11/7/2019	—	(10)	1,664	1,833	—	—	3,497	91
Advance Auto IV	Retail	Burlington	WI	12/11/2019	—	(1)	259	1,090	—	—	1,349	38
Advance Auto IV	Retail	Greenville	OH	12/11/2019	—	(1)	207	438	—	—	645	18
Advance Auto IV	Retail	Huntingdon	PA	12/11/2019	—	(1)	160	569	—	—	729	26
Advance Auto IV	Retail	Marshfield	WI	12/11/2019	—	(1)	244	1,013	—	—	1,257	34
Advance Auto IV	Retail	Piqua	OH	12/11/2019	—	(1)	130	575	—	—	705	25
Advance Auto IV	Retail	Selma	AL	12/11/2019	—	(1)	91	572	—	—	663	24
Advance Auto IV	Retail	Tomah	WI	12/11/2019	—	(1)	286	842	—	—	1,128	28
Advance Auto IV	Retail	Waynesboro	PA	12/11/2019	—	(1)	137	832	—	—	969	30
Advance Auto IV	Retail	Waynesburg	PA	12/11/2019	—	(1)	214	611	—	—	825	29
Advance Auto V	Retail	Cedar Grove	WV	12/13/2019	—	(1)	302	552	—	—	854	18
Advance Auto V	Retail	Danville	WV	12/13/2019	—	(1)	147	641	—	—	788	21
Advance Auto V	Retail	Greenup	KY	12/13/2019	—	(1)	263	408	—	—	671	17
Advance Auto V	Retail	Hamlin	WV	12/13/2019	—	(1)	162	670	—	—	832	23
Advance Auto V	Retail	Milton	WV	12/13/2019	—	(1)	315	678	—	—	993	23
Advance Auto V	Retail	Moundsville	WV	12/13/2019	—	(1)	463	1,314	—	—	1,777	42
Advance Auto V	Retail	Point Pleasant	WV	12/13/2019	—	(1)	346	721	—	—	1,067	30

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Advance Auto V	Retail	Sissonville	WV	12/13/2019	—	(1)	350	923	—	—	1,273	30
Advance Auto V	Retail	South Williamson	KY	12/13/2019	—	(1)	330	891	—	—	1,221	29
Advance Auto V	Retail	Wellsburg	WV	12/13/2019	—	(1)	235	442	—	—	677	17
Advance Auto V	Retail	West Charleston	WV	12/13/2019	—	(1)	224	873	—	—	1,097	29
Advance Auto IV	Retail	Indianapolis	IN	12/17/2019	—	(1)	215	543	—	—	758	19
Advance Auto IV	Retail	Menomonie	WI	12/17/2019	—	(1)	350	696	—	—	1,046	24
Advance Auto IV	Retail	Montgomery	AL	12/20/2019	—	(1)	92	710	—	—	802	23
Advance Auto IV	Retail	Springfield	OH	12/20/2019	—	(1)	91	607	—	—	698	20
Dollar General XXVI	Retail	Brooks	GA	12/20/2019	—	(9)	157	947	—	—	1,104	35
Dollar General XXVI	Retail	Daleville	AL	12/20/2019	—	(9)	81	817	—	—	898	24
Dollar General XXVI	Retail	East Brewton	AL	12/20/2019	—	(9)	133	831	—	—	964	24
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(9)	364	801	—	—	1,165	32
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(9)	431	850	—	—	1,281	33
Dollar General XXVI	Retail	Madisonville	TN	12/20/2019	—	(9)	468	833	—	—	1,301	24
Dollar General XXVI	Retail	Maryville	TN	12/20/2019	—	(9)	264	906	—	—	1,170	27
Dollar General XXVI	Retail	Mobile	AL	12/20/2019	—	(9)	130	982	—	—	1,112	28
Dollar General XXVI	Retail	Newport	TN	12/20/2019	—	(9)	255	836	—	—	1,091	25
Dollar General XXVI	Retail	Robertsdale	AL	12/20/2019	—	(9)	110	1,486	—	—	1,596	42
Dollar General XXVI	Retail	Valley	AL	12/20/2019	—	(9)	112	884	—	—	996	27
Dollar General XXVI	Retail	Wetumpka	AL	12/20/2019	—	(9)	263	1,038	—	—	1,301	31
Pizza Hut IV	Retail	Black Mountain	NC	12/31/2019	—	(10)	360	357	—	—	717	12
Pizza Hut IV	Retail	Canton	NC	12/31/2019	—	(10)	176	718	—	—	894	24
Pizza Hut IV	Retail	Creedmoor	NC	12/31/2019	—	(10)	225	672	—	—	897	23
Pizza Hut IV	Retail	Granite Falls	NC	12/31/2019	—	(10)	215	460	—	—	675	15
Pizza Hut IV	Retail	Harrisburg	IL	12/31/2019	—	(10)	97	440	—	—	537	17
Pizza Hut IV	Retail	Hendersonville	NC	12/31/2019	—	(9)	694	438	—	—	1,132	15
Pizza Hut IV	Retail	Jefferson	NC	12/31/2019	—	(10)	185	432	—	—	617	15
Pizza Hut IV	Retail	King	NC	12/31/2019	—	(10)	258	634	—	—	892	20
Pizza Hut IV	Retail	Mocksville	NC	12/31/2019	—	(10)	399	258	—	—	657	11
Pizza Hut IV	Retail	Mount Vernon	IL	12/31/2019	—	(10)	245	497	—	—	742	24
Pizza Hut IV	Retail	Pennington Gap	VA	12/31/2019	—	(10)	30	434	—	—	464	13
Pizza Hut IV	Retail	Pineville	KY	12/31/2019	—	(10)	137	337	—	—	474	15
Pizza Hut IV	Retail	Robinson	IL	12/31/2019	—	(10)	214	457	—	—	671	24
Pizza Hut IV	Retail	Yadkinville	NC	12/31/2019	—	(10)	143	446	—	—	589	14
Advance Auto IV	Retail	Oconomowoc	WI	1/2/2020	—	(1)	344	949	—	—	1,293	28
IMTAA	Retail	Reserve	LA	1/31/2020	—	(1)	627	2,790	—	—	3,417	81
Pizza Hut IV	Retail	Clintwood	VA	3/4/2020	—	(10)	29	478	—	—	507	12

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
Pizza Hut IV	Retail	Sylva	NC	3/4/2020	—	(10)	289	374	—	—	663	9
DaVita III	Retail	Humble	TX	3/5/2020	—	(10)	313	2,025	—	—	2,338	51
American Car Center I	Retail	Birmingham	AL	3/10/2020	—	(10)	494	655	—	—	1,149	26
American Car Center I	Retail	Charleston	SC	3/10/2020	—	(10)	526	187	—	—	713	8
American Car Center I	Retail	Columbia	SC	3/10/2020	—	(10)	1,842	3,491	—	—	5,333	95
American Car Center I	Retail	Cordova	TN	3/10/2020	—	(10)	638	807	—	—	1,445	24
American Car Center I	Retail	Jackson	MS	3/10/2020	—	(10)	928	918	—	—	1,846	33
American Car Center I	Retail	Knoxville	TN	3/10/2020	—	(10)	488	527	—	—	1,015	16
American Car Center I	Retail	Lawrenceville	GA	3/10/2020	—	(10)	181	261	—	—	442	10
American Car Center I	Retail	Louisville	KY	3/10/2020	—	(10)	885	4,845	—	—	5,730	117
American Car Center I	Retail	Madison	TN	3/10/2020	—	(10)	419	317	—	—	736	13
American Car Center I	Retail	Marietta	GA	3/10/2020	—	(10)	777	1,166	—	—	1,943	28
American Car Center I	Retail	Pelham	AL	3/10/2020	—	(10)	1,298	1,410	—	—	2,708	40
American Car Center I	Retail	Pensacola	FL	3/10/2020	—	(10)	944	576	—	—	1,520	16
American Car Center I	Retail	Riverdale	GA	3/10/2020	—	(10)	484	722	—	—	1,206	24
American Car Center I	Retail	Seminole	FL	3/10/2020	—	(10)	1,513	3,796	—	—	5,309	122
American Car Center I	Retail	Springdale	AR	3/10/2020	—	(10)	195	843	—	—	1,038	29
American Car Center I	Retail	Tupelo	MS	3/10/2020	—	(10)	2,108	3,259	—	—	5,367	96
BJ's	Retail	Middleburg Height	OH	3/27/2020	—	(10)	2,121	6,781	—	—	8,902	139
Mammoth	Retail	Austell	GA	3/31/2020	—	(10)	500	2,254	—	—	2,754	73
Mammoth	Retail	Dalton	GA	3/31/2020	—	(10)	496	2,772	—	—	3,268	81
Mammoth	Retail	Mobile	AL	3/31/2020	—	(10)	353	1,986	—	—	2,339	54
Mammoth	Retail	Murray	KY	3/31/2020	—	(10)	363	3,613	—	—	3,976	93
Mammoth	Retail	Paducah	KY	3/31/2020	—	(10)	508	1,940	—	—	2,448	60
Mammoth	Retail	Paducah	KY	3/31/2020	—	(10)	239	766	—	—	1,005	19
Mammoth	Retail	Springville	UT	3/31/2020	—	(10)	476	3,636	—	—	4,112	85
Mammoth	Retail	Stockbridge	GA	3/31/2020	—	(10)	544	2,301	—	—	2,845	60
Mammoth	Retail	Suwanee	GA	3/31/2020	—	(10)	1,350	2,680	—	—	4,030	77
Mammoth	Retail	Spanish Fork	UT	4/2/2020	—	(10)	670	4,943	—	—	5,613	115
Mammoth	Retail	Lawrenceville	GA	4/17/2020	—	(10)	725	2,382	—	—	3,107	59
DaVita IV	Retail	Flint	MI	4/24/2020	—	(10)	130	1,088	—	—	1,218	20
GPM	Retail	Niles	MI	7/1/2020	—	(10)	262	599	—	—	861	8
O'Charley's	Retail	Gainesville	GA	7/24/2020	—	(1)	728	1,204	—	—	1,932	16
O'Charley's	Retail	Shively	KY	7/24/2020	—	(1)	637	1,318	—	—	1,955	18
GPM	Retail	Allendale	MI	7/31/2020	—	(10)	184	1,660	—	—	1,844	19

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
GPM	Retail	Alma	MI	7/31/2020	—	(10)	197	686	—	—	883	13
GPM	Retail	Bay City	MI	7/31/2020	—	(10)	175	853	—	—	1,028	14
GPM	Retail	Big Rapids	MI	7/31/2020	—	(10)	239	960	—	—	1,199	13
GPM	Retail	Big Rapids	MI	7/31/2020	—	(10)	234	699	—	—	933	11
GPM	Retail	Caro	MI	7/31/2020	—	(10)	256	613	—	—	869	14
GPM	Retail	Chesaning	MI	7/31/2020	—	(10)	774	639	—	—	1,413	12
GPM	Retail	Coopersville	MI	7/31/2020	—	(10)	62	460	—	—	522	7
GPM	Retail	East Lansing	MI	7/31/2020	—	(10)	259	338	—	—	597	6
GPM	Retail	Escanaba	MI	7/31/2020	—	(10)	814	573	—	—	1,387	8
GPM	Retail	Essexville	MI	7/31/2020	—	(10)	49	199	—	—	248	4
GPM	Retail	Flint	MI	7/31/2020	—	(10)	274	407	—	—	681	8
GPM	Retail	Grand Rapids	MI	7/31/2020	—	(10)	237	500	—	—	737	12
GPM	Retail	Indianapolis	IN	7/31/2020	—	(10)	105	104	—	—	209	2
GPM	Retail	Ionia	MI	7/31/2020	—	(10)	210	871	—	—	1,081	14
GPM	Retail	Lansing	MI	7/31/2020	—	(10)	270	1,005	—	—	1,275	16
GPM	Retail	Lansing	MI	7/31/2020	—	(10)	102	511	—	—	613	10
GPM	Retail	Lowell	MI	7/31/2020	—	(10)	213	1,297	—	—	1,510	20
GPM	Retail	Muskegon	MI	7/31/2020	—	(10)	81	550	—	—	631	9
GPM	Retail	Niles	MI	7/31/2020	—	(10)	421	445	—	—	866	7
GPM	Retail	Plainwell	MI	7/31/2020	—	(10)	276	637	—	—	913	10
GPM	Retail	Portage	MI	7/31/2020	—	(10)	125	616	—	—	741	10
GPM	Retail	Saginaw	MI	7/31/2020	—	(10)	367	833	—	—	1,200	15
GPM	Retail	Sault Ste Marie	MI	7/31/2020	—	(10)	193	563	—	—	756	10
GPM	Retail	Indianapolis	IN	7/31/2020	—	(10)	59	34	—	—	93	—
GPM	Retail	Spring Lake	MI	7/31/2020	—	(10)	206	1,394	—	—	1,600	21
GPM	Retail	Walker	MI	7/31/2020	—	(10)	430	508	—	—	938	11
GPM	Retail	West Lafayette	IN	7/31/2020	—	(10)	379	342	—	—	721	7
GPM	Retail	Whitehall	MI	7/31/2020	—	(10)	146	368	—	—	514	7
GPM	Retail	Wyoming	MI	7/31/2020	—	(10)	160	638	—	—	798	11
GPM	Retail	Wyoming	MI	7/31/2020	—	(10)	95	562	—	—	657	9
IMTAA II	Retail	Grand Prairie	TX	8/21/2020	—	(10)	443	3,143	—	—	3,586	33
IMTAA II	Retail	New Orleans	LA	8/21/2020	—	(10)	61	3,498	—	—	3,559	34
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(10)	622	2,916	—	—	3,538	31
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(10)	353	3,206	—	—	3,559	31
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(10)	370	1,677	—	—	2,047	23

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2020 [12] [13]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2020		Land	Building and Improvements	Land [11]	Building and Improvements [11]		Accumulated Depreciation [14] [15]
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(10)	248	2,897	—	—	3,145	25
Fresenius IX	Retail	Dadeville	AL	11/19/2020	—	(10)	504	1,164	—	—	1,668	3
Fresenius IX	Retail	Jackson	AL	11/19/2020	—	(10)	851	1,383	—	—	2,234	5
Fresenius IX	Retail	Newton	MS	11/19/2020	—	(10)	235	2,954	—	—	3,189	7
Fresenius IX	Retail	Philadelphia	MS	11/19/2020	—	(10)	335	2,512	—	—	2,847	6
Fresenius IX	Retail	Port Gibson	MS	11/19/2020	—	(10)	190	1,132	—	—	1,322	3
Fresenius IX	Retail	Tallassee	AL	11/19/2020	—	(10)	876	2,229	—	—	3,105	6
IMTAA II	Retail	Addis	LA	11/25/2020	—	(10)	214	2,008	—	—	2,222	4
IMTAA II	Retail	Picayune	MS	11/25/2020	—	(10)	91	3,099	—	—	3,190	7
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(10)	273	2,002	—	—	2,275	5
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(10)	413	1,862	—	—	2,275	5
Kalma Kaur	Retail	Albion	IL	12/11/2020	—	(10)	30	397	—	—	427	1
Kalma Kaur	Retail	Central City	IL	12/11/2020	—	(10)	295	2,246	—	—	2,541	6
Kalma Kaur	Retail	Cisne	IL	12/11/2020	—	(10)	175	993	—	—	1,168	3
Kalma Kaur	Retail	Harrisburg	IL	12/11/2020	—	(10)	248	637	—	—	885	3
Kalma Kaur	Retail	Metropolis	IL	12/11/2020	—	(10)	264	839	—	—	1,103	3
Kalma Kaur	Retail	Pickneyville	IL	12/11/2020	—	(10)	337	1,097	—	—	1,434	3
Kalma Kaur	Retail	Salem	IL	12/11/2020	—	(10)	59	207	—	—	266	1
Kalma Kaur	Retail	Stewardson	IL	12/11/2020	—	(10)	30	384	—	—	414	1
Kalma Kaur	Retail	Wayne City	IL	12/11/2020	—	(10)	61	1,041	—	—	1,102	3
Kalma Kaur	Retail	Xenia	IL	12/11/2020	—	(10)	39	376	—	—	415	1
Dialysis III	Retail	Andrews	SC	12/17/2020	—	(10)	72	694	—	—	766	—
Dialysis III	Retail	Batesburg	SC	12/17/2020	—	(10)	72	1,127	—	—	1,199	—
Dialysis III	Retail	Bishopville	SC	12/17/2020	—	(10)	87	806	—	—	893	—
Dialysis III	Retail	Cheraw	SC	12/17/2020	—	(10)	223	708	—	—	931	—
Dialysis III	Retail	Florence	SC	12/17/2020	—	(10)	113	2,190	—	—	2,303	—
Dialysis III	Retail	Florence	SC	12/17/2020	—	(10)	120	898	—	—	1,018	—
Dialysis III	Retail	Florence	SC	12/17/2020	—	(10)	144	2,641	—	—	2,785	—
Dialysis III	Retail	Fort Lawn	SC	12/17/2020	—	(10)	119	1,640	—	—	1,759	—
Dialysis III	Retail	Fountain Inn	SC	12/17/2020	—	(10)	131	921	—	—	1,052	—
Dialysis III	Retail	Johnsonville	SC	12/17/2020	—	(10)	110	779	—	—	889	—
Dialysis III	Retail	Kingstree	SC	12/17/2020	—	(10)	217	1,989	—	—	2,206	—
Dialysis III	Retail	Lake City	SC	12/17/2020	—	(10)	80	1,228	—	—	1,308	—
Dialysis III	Retail	Lugoff	SC	12/17/2020	—	(10)	59	943	—	—	1,002	—
Dialysis III	Retail	Manning	SC	12/17/2020	—	(10)	121	888	—	—	1,009	—
Dialysis III	Retail	Myrtle Beach	SC	12/17/2020	—	(10)	397	1,560	—	—	1,957	—

Encumbrances allocated based on notes below					1,341,738
Total					$1,528,632		$725,751	$2,806,163	$(2,435)	$24,345	$3,553,824	$454,227

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2020

  _________
(1)These properties collateralize the Column Financial Notes, which had $715.0 million outstanding as of December 31, 2020.
(2)These properties collateralize the Truist Bank II mortgage note payable of $9.6 million as of December 31, 2020.
(3)These properties collateralize the Truist Bank III mortgage note payable of $61.0 million as of December 31, 2020.
(4)These properties collateralize the Truist Bank IV mortgage note payable of $3.8 million as of December 31, 2020.
(5)These properties collateralize the Stop & Shop I mortgage note payable of $45.0 million as of December 31, 2020.
(6)These properties collateralize the Bob Evans I mortgage note payable of $24.0 million as of December 31, 2020.
(7)These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2020.
(8)These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2020.
(9)These properties collateralize the Net Lease Mortgage Notes, which had $240.1 million outstanding as of December 31, 2020.
(10)These properties are encumbered by the Credit Facility borrowings in the amount of $280.9 million as of December 31, 2020 and such amount of borrowings is excluded from the table above.
(11)These properties were acquired as part of the Merger with American Realty Capital — Retail Centers of America, Inc. (RCA) on February 16, 2017. These represent the multi-tenant properties in the portfolio.
(12)Acquired intangible lease assets allocated to individual properties in the amount of $454.2 million are not reflected in the table above.
(13)The tax basis of aggregate land, buildings and improvements as of December 31, 2020 is $3.3 billion.
(14)The accumulated depreciation column excludes $185.1 million of accumulated amortization associated with acquired intangible lease assets.
(15)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.
(16)Some or all of the land underlying this property is subject to a land lease. The related Right-of-use assets are separately recorded. See Note 9 — Commitments and Contingencies for additional information.

AMERICAN FINANCE TRUST, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part II
December 31, 2020

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Real estate investments, at cost:
Balance at beginning of year	$3,367,374	$3,070,852	$3,056,695
Additions - acquisitions	194,565	365,159	201,896
Additions - improvements	10,754	14,006	13,189
Disposals	(7,059)	(80,631)	(146,109)
Assets received through substitution	3,887	—	—
Assets provided through substitution	(2,787)	—	—
Impairment charges	(12,910)	(699)	(9,363)
Reclassified to assets held for sale	—	(1,313)	(45,456)
Balance at end of the year	$3,553,824	$3,367,374	$3,070,852

Accumulated depreciation:
Balance at beginning of year	$369,450	$311,214	$256,771
Depreciation expense	88,778	78,395	84,482
Disposals	(3,089)	(20,022)	(25,131)
Assets provided through substitution	(912)	—	—
Reclassified to assets held for sale	—	(137)	(4,908)
Balance at end of the year	$454,227	$369,450	$311,214