Form 10-Q
period 2021-03-31
American Finance Trust, Inc
filed 2021-05-06
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
____________________________________________________ _________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2021, the registrant had 108,846,863 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$726,599	$723,316
Buildings, fixtures and improvements	2,862,046	2,830,508
Acquired intangible lease assets	453,220	454,245
Total real estate investments, at cost	4,041,865	4,008,069
Less: accumulated depreciation and amortization	(666,683)	(639,367)
Total real estate investments, net	3,375,182	3,368,702
Cash and cash equivalents	84,214	102,860
Restricted cash	14,314	10,537
Deposits for real estate investments	187	137
Derivative assets, at fair value	2,361	—
Deferred costs, net	17,926	16,663
Straight-line rent receivable	68,378	66,581
Operating lease right-of-use assets	18,422	18,546
Prepaid expenses and other assets (including $758 and $1,939 due from related parties as of March 31, 2021 and December 31, 2020, respectively)	24,634	23,941
Total assets	$3,605,618	$3,607,967

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,491,968	$1,490,798
Credit facility	280,857	280,857
Below market lease liabilities, net	77,109	78,674
Accounts payable and accrued expenses (including $1,788 and $273 due to related parties as of March 31, 2021 and December 31, 2020, respectively)	30,296	25,210
Operating lease liabilities	19,226	19,237
Derivative liabilities, at fair value	—	123
Deferred rent and other liabilities	11,171	9,794
Dividends payable	5,892	3,675
Total liabilities	1,916,519	1,908,368

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 and 8,796,000 shares authorized, 7,933,711 and 7,842,008 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 and 3,680,000 shares authorized, 4,099,801 and 3,535,700 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	41	35
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 108,872,337 and 108,837,209 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,089	1,088
Additional paid-in capital	2,740,648	2,723,678
Accumulated other comprehensive income (loss)	2,361	(123)
Distributions in excess of accumulated earnings	(1,088,559)	(1,055,680)
Total stockholders’ equity	1,655,659	1,669,077
Non-controlling interests	33,440	30,522
Total equity	1,689,099	1,699,599
Total liabilities and equity	$3,605,618	$3,607,967

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue from tenants	$79,187	$74,564

Operating expenses:
Asset management fees to related party	7,321	6,905
Property operating expense	13,439	12,282
Acquisition, transaction and other costs	42	452
Equity-based compensation	4,347	3,211
General and administrative	6,449	5,328
Depreciation and amortization	32,319	34,335
Total operating expenses	63,917	62,513
Operating income before gain on sale of real estate investments	15,270	12,051
Gain on sale/exchange of real estate investments	286	1,440
Operating income	15,556	13,491
Other (expense) income:
Interest expense	(19,334)	(19,106)
Other income	24	72
Total other expense, net	(19,310)	(19,034)
Net loss	(3,754)	(5,543)
Net loss attributable to non-controlling interests	6	9
Allocation for preferred stock	(5,663)	(3,619)
Net loss attributable to common stockholders	(9,411)	(9,153)

Other comprehensive income (loss):
Change in unrealized income on derivatives	2,484	—
Comprehensive loss attributable to common stockholders	$(6,927)	$(9,153)

Weighted-average shares outstanding — Basic	108,436,571	108,364,082
Net loss per share attributable to common stockholders — Basic	$(0.09)	$(0.08)
Weighted-average shares outstanding — Basic and Diluted	108,436,571	108,364,082
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.09)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Three Months Ended March 31, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
Issuance of Common Stock, net	—	—	—	—	—	—	(89)	—	—	(89)	—	(89)
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,202	—	—	2,202	—	2,202
Issuance of Series C Preferred Stock, net	—	—	564,101	6	—	—	13,471	—	—	13,477	—	13,477
Equity-based compensation (1)	—	—	—	—	35,128	1	1,383	—	(86)	1,298	2,964	4,262
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	—	—	(23,043)	(23,043)	—	(23,043)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,734)	(3,734)	—	(3,734)
Dividends declared on Series C Preferred Stock, $0.53 per share	—	—	—	—	—	—	—	—	(2,174)	(2,174)	—	(2,174)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(94)	(94)	(37)	(131)
Net loss	—	—	—	—	—	—	—	—	(3,748)	(3,748)	(6)	(3,754)
Other comprehensive loss	—	—	—	—	—	—	—	2,484	—	2,484	—	2,484
Rebalancing of ownership percentage	—	—	—	—	—	—	3	—	—	3	(3)	—
Balance, March 31, 2021	7,933,711	$79	4,099,801	$41	108,872,337	$1,089	$2,740,648	$2,361	$(1,088,559)	$1,655,659	$33,440	$1,689,099

(1) Presented net of forfeitures. 17,650 restricted shares with a fair value of approximately $121,000 were forfeited during the period.

	Three Months Ended March 31, 2020
	Series A Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	(48)	—	—	(48)	—	(48)
Issuance of Preferred Stock, net	802,459	8	—	—	19,665	—	—	19,673	—	19,673
Equity-based compensation	—	—	—	—	247	—	—	247	2,964	3,211
Dividends declared on Common Stock,$0.28 per share	—	—	—	—	—	—	(29,831)	(29,831)	—	(29,831)
Dividends declared on Series A Preferred Stock, $0.38 per share	—	—	—	—	—	—	(3,619)	(3,619)	—	(3,619)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(123)	(123)	(48)	(171)
Net loss	—	—	—	—	—	—	(5,534)	(5,534)	(9)	(5,543)
Balance, March 31, 2020	7,719,689	$77	108,475,266	$1,085	$2,634,953	$—	$(972,019)	$1,664,096	$21,806	$1,685,902

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(3,754)	$(5,543)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,178	20,953
Amortization of in-place lease assets	9,650	12,996
Amortization of deferred leasing costs	491	386
Amortization (including accelerated write-off) of deferred financing costs	2,474	1,581
Amortization of mortgage discounts (premiums) on borrowings, net	(321)	(560)
Accretion of market lease and other intangibles, net	(935)	(992)
Equity-based compensation	4,347	3,211
Gain on sale/exchange of real estate investments	(286)	(1,440)
Payments of prepayment costs on mortgages	—	80
Changes in assets and liabilities:
Straight-line rent receivable	(1,798)	(2,348)
Straight-line rent payable	71	83
Prepaid expenses and other assets	(2,367)	(2,438)
Accounts payable and accrued expenses	3,295	(182)
Deferred rent and other liabilities	1,377	(1,707)
Net cash provided by operating activities	34,422	24,080
Cash flows from investing activities:
Capital expenditures	(908)	(3,309)
Investments in real estate and other assets	(37,152)	(63,429)
Proceeds from sale of real estate investments	585	2,314
Deposits for real estate investments	(50)	(1,055)
Net cash used in investing activities	(37,525)	(65,479)
Cash flows from financing activities:
Payments on mortgage notes payable	(541)	(756)
Proceeds from credit facility	—	170,000
Payments on credit facility	—	(20,000)
Payments of financing costs and deposits	(46)	(175)
Payments of prepayment costs on mortgages	—	(80)
Distributions on LTIP Units and Class A Units	(131)	(171)
Dividends paid on common stock	(23,128)	(29,831)
Dividends paid on Series A preferred stock	(3,691)	(3,300)
Series A preferred stock offering costs	(29)	—
Series C preferred stock offering costs	(334)	—
Class A common stock offering costs	(45)	(73)
Proceeds from issuance of Series A preferred stock, net	2,275	19,882
Proceeds from issuance of Series C preferred stock, net	13,904	—
Net cash provided by financing activities	(11,766)	135,496
Net change in cash, cash equivalents and restricted cash	(14,869)	94,097
Cash, cash equivalents and restricted cash beginning of period	113,397	99,840
Cash, cash equivalents and restricted cash end of period	$98,528	$193,937

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents, end of period	$84,214	$175,745
Restricted cash, end of period	14,314	18,192
Cash, cash equivalents and restricted cash end of period	$98,528	$193,937

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$17,186	$17,955
Cash paid for income and franchise taxes	365	218

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$44	$210
Accrued Series C preferred stock offering costs	93	—
Accrued Class A common stock offering costs	44	—
Series A preferred stock dividend declared	3,719	3,619
Series C preferred stock dividend declared	2,174	—
Proceeds from real estate sales used to pay off related mortgage notes payable	—	1,277
Mortgage notes payable released in connection with disposition of real estate	—	(1,277)
Increase in accounts payable related to investments in real estate	—	26,518
Investments in real estate	—	(26,518)
Accrued capital expenditures	1,511	908

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of March 31, 2021, the Company owned 925 properties, comprised of 19.7 million rentable square feet, which were 94.9% leased, including 892 single-tenant net leased commercial properties (850 of which are retail properties) and 33 multi-tenant retail properties.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of March 31, 2021 and December 31, 2020, the Company had no interests in entities that were not wholly owned.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company has experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company has taken a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and the first quarter of 2021, the Company has executed several types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
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
In addition to the proactive measures taken on rent collections, the Company took additional steps during the year ended December 31, 2020 to maximize its flexibility related to its liquidity and minimize the related risk during this uncertain time. These measures included a reduction in the Company’s dividend and additional borrowings under the Company’s revolving unsecured corporate credit facility (the “Credit Facility”) consistent with the Company’s plans to acquire additional properties and as well as refinancing certain mortgage debt. However, the ultimate impact on the Company’s future results of operations, its liquidity and the ability of its tenants to continue to pay rent will depend on the overall length and severity of the COVID-19 pandemic, which management is unable to predict.
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2021, these leases had an average remaining lease term of approximately 8.7 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of March 31, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$203,140
2022	265,006
2023	251,701
2024	235,031
2025	216,312
2026	199,627
Thereafter	1,173,844
$2,544,661
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three months ended March 31, 2021, such amount was $0.2 million and for the three months ended March 31, 2020, such amount was $0.2 million.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and the first quarter of 2021, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2021, uncollectable amounts were $0.8 million. Such amounts were $1.2 million for the three months ended March 31, 2020.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended March 31, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2021 and December 31, 2020, the Company had no properties classified as held for sale.
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three months ended March 31, 2021 or year ended December 31, 2020, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three month periods ended March 31, 2021 and 2020 were asset acquisitions.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
March 31, 2021
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
Equity-Based Compensation
The Company has a stock-based plan under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the listing of the Company’s Class A common stock on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date ”), the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards are market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value is reflected as a charge to earnings evenly over the service period. The expense for the LTIP Units is included in the equity-based compensation line item of the consolidated statements of operations.
In the event of a modification of any of the awards discussed above, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. For additional information on these awards, see Note 12 — Equity-Based Compensation.
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
March 31, 2021
(Unaudited)
Recently Issued Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that its hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of the Company’s derivatives, which will be consistent with its past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2021	2020
Real estate investments, at cost:
Land	$3,447	$22,272
Buildings, fixtures and improvements	29,605	59,124
Total tangible assets	33,052	81,396
Acquired intangible assets and liabilities: (1)
In-place leases	4,174	8,950
Below-market lease liabilities	(74)	(400)
Total intangible assets, net	4,100	8,550
Consideration paid for acquired real estate investments, net of liabilities assumed	$37,152	$89,946
Number of properties purchased	7	31
________
(1)Weighted-average remaining amortization periods for in-place leases and below-market lease liabilities acquired during the three months ended March 31, 2021 were 19.1 years and 6.2 years, respectively, as of each property’s respective acquisition date. No above-market lease assets were acquired during the three months ended March 31, 2021.

The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
In-place leases, included in depreciation and amortization (1)	$9,650	$12,996

Above-market lease intangibles	$(689)	$(764)
Below-market lease liabilities	1,639	1,768
Total included in revenue from tenants	$950	$1,004

Below-market ground lease asset (2)	$8	$8
Above-market ground lease liability (2)	—	(1)
Total included in property operating expenses	$8	$7
______
(1) Includes approximately $3.3 million in accelerated write-offs in the three months ended March 31, 2020 as a result of tenant lease terminations.
(2)    In accordance with lease accounting rules effective January 1, 2019, intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheet and the amortization expense of such balances is included in property operating expenses on the consolidated statement of operations and comprehensive loss.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place leases, to be included in depreciation and amortization	$27,399	$33,182	$30,813	$28,195	$24,997

Above-market lease intangibles	$1,781	$2,068	$1,765	$1,652	$1,288
Below-market lease liabilities	(4,706)	(6,036)	(5,895)	(5,700)	(5,473)
Total to be included in revenue from tenants	$(2,925)	$(3,968)	$(4,130)	$(4,048)	$(4,185)
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below. As of March 31, 2021 and December 31, 2020 there were no properties classified as held for sale.
Real Estate Sales/Exchanges
During the three months ended March 31, 2021, the Company sold two properties for an aggregate contract price of $0.6 million, resulting in a gain of $0.3 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.
During the three months ended March 31, 2020, the Company sold two properties leased to Truist Bank for an aggregate contract price of $3.8 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $1.4 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
management in its impairment analysis may not be achieved, and actual losses or additional impairment may be realized in the future.
Impairment Charges
The Company did not record any impairment charges for the three months ended March 31, 2021 or 2020.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2021 and December 31, 2020 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2021	December 31, 2020	March 31, 2021		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
Class A-1 Net Lease Mortgage Notes	95	$118,782	$119,084	3.83%		Fixed	May 2049	May 2026
Class A-2 Net Lease Mortgage Notes	106	121,000	121,000	4.52%		Fixed	May 2049	May 2029
Total Net Lease Mortgage Notes	201	239,782	240,084

SAAB Sensis I	1	6,102	6,217	6.01%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	15	9,560	9,560	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	76	60,952	60,952	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	10	3,791	3,792	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	125,000	3.27%		Fixed (4)	Sep. 2025	Sep. 2025
Stop & Shop	4	45,000	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	368	715,000	715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	1	21,554	21,677	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	1	34,000	34,000	4.82%	(5)	Variable	Dec. 2021	Dec. 2021
Bob Evans I	23	23,950	23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	735	1,528,091	1,528,632	4.02%	(1)
Deferred financing costs, net of accumulated amortization (2)		(36,728)	(38,760)
Mortgage premiums and discounts, net (3)		605	926
Mortgage notes payable, net		$1,491,968	$1,490,798

__________
(1) Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2021.
(2) Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that it is probable the financing will not close.
(3) Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
(4) Mortgage is fixed by an interest rate swap agreement which fixes the effective interest rate at 3.27%
(5) Based on one-month LIBOR plus 4.25% per annum. The Company has an option to extend the maturity to December 2022 upon the exercise of which will increase the interest rate to one-month LIBOR plus 5.25% per annum. An interest rate cap on the note limits interest rate exposure to a maximum effective rate of 7.35% per annum.
As of March 31, 2021 and December 31, 2020, the Company had pledged $2.8 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2021 and December 31, 2020, $1.1 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this asset pool comprising the borrowing base under the Credit Facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to March 31, 2021 and thereafter:

(In thousands)	Future Principal Payments
2021 (remainder)	$109,930
2022	2,311
2023	2,643
2024	22,287
2025	845,771
2026	116,866
Thereafter	428,283
$1,528,091
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2021, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into the Credit Facility with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. In September 2018, the lenders under the Credit Facility increased the aggregate total commitments under the Credit Facility by $125.0 million, bringing total commitments to $540.0 million. On July 24, 2020, the Company, through the OP as the borrower thereunder, entered into an amendment to the Credit Facility with BMO Bank, as administrative agent, and the other lenders party thereto. The amendment became effective as of April 1, 2020 and was designed to provide the Company with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic. The amendment revised specific provisions in the Credit Facility governing: (i) the payment of dividends; (ii) leverage coverage; (iii) borrowing availability; (iv) fixed charge coverage; (v) the interest rate; and (vi) acquisitions. These revisions, which are generally incorporated into the description below, were generally only effective during the Adjustment Period, after which the previously effective terms of the Credit Facility have been reinstated.
The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2021, the Company had already increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (i) 60% of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 was generally be reduced by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and increased during the other fiscal quarters of the Adjustment Period. As of March 31, 2021 the Company had a total borrowing capacity under the Credit Facility of $415.1 million based on the value of the borrowing base under the Credit Facility, and of this amount, $280.9 million was outstanding under the Credit Facility as of March 31, 2021 and $134.3 million remained available for future borrowings.
During the Adjustment Period, (i) all properties acquired with proceeds from the borrowings under the Credit Facility were required to be added to the borrowing base, and (ii) the Company was prohibited from acquiring any multi-tenant properties and from making certain other investments. Following the amendment in July 2020, the Company was also restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by the OP.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
In addition, in accordance with the Credit Facility, in order for the Company to fund share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million. During the Adjustment Period, the Company was not permitted to repurchase shares by tender offer or otherwise.
The Credit Facility requires payments of interest only. The maturity date of the Credit Facility is April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin will be 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR regardless of the Company’s consolidated leverage ratio, and the “floor” on LIBOR was increased from 0.00% to 0.25%. As of March 31, 2021 and December 31, 2020, the weighted-average interest rate under the Credit Facility was 2.79% and 2.79%, respectively.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least the end of 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. To transition from LIBOR under the Credit Facility, the Company will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent.
The Credit Facility contains various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth. During the Adjustment Period, the calculation of Total Asset Value (as defined in the Credit Facility) - which served as the basis for the denominator used to calculate the maximum consolidated leverage, maximum consolidated secured leverage and maximum other recourse debt to total asset value financial maintenance covenants in the Credit Facility - was adjusted to decrease the value ascribed to the Company’s multi-tenant properties purchased through June 30, 2020 by 10.0%. During the Adjustment Period, the minimum fixed charge coverage ratio financial maintenance covenant in the Credit Facility was also decreased. Additionally, during the Adjustment Period, the OP had to maintain, as of the end of each month starting with June 2020, a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $100.0 million.
Pursuant to the Credit Facility, the Company may not pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. On November 4, 2019, the Company entered into an amendment to the Credit Facility which permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. During the Adjustment Period the Company was generally permitted to pay distributions up to 105% of annualized MFFO for a look-

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
back period of two consecutive fiscal quarters for the fiscal quarter ending December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, the Company had a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If this level of liquidity was not maintained, the applicable threshold percentage of MFFO would have been 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, the Company may not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of March 31, 2021, the Company was in compliance with the operating and financial covenants under the Credit Facility.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021 and 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Real Estate Investments - Held for Sale
The Company has had impaired real estate investments classified as held for sale. There were no impaired real estate investments held for sale as of March 31, 2021 and December 31, 2020. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use at the time of impairment. The carrying value of these held for use impaired real estate investments held for use on the consolidated balance sheet represents their estimated fair value at the time of impairment. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature.
As of March 31, 2021 and December 31, 2020, the carrying value of advances to the Company under the Credit Facility were $280.9 million. The fair value of the advances to the Company under the Credit Facility was $279.2 million and $278.8 million as of March 31, 2021 and December 31, 2020, respectively, due to the widening of the credit spreads during the current period.
The carrying value of the Company’s mortgage notes payable as of March 31, 2021 and December 31, 2020 were $1.5 billion and the fair value was $1.6 billion in both years. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million, which became effective on October 13, 2020, in order to fix the interest rate on a mortgage loan that was refinanced on September 4, 2020. The interest rate swap fixes interest on the mortgage at an effective interest rate of 3.26% and expires in July 2026. Additionally, in conjunction with the refinancing of a mortgage loan in December 2020, the Company entered into an interest rate cap agreement for a notional amount of $34.0 million. The fair value of this interest rate cap is insignificant and therefore is not shown on the consolidated balance sheet as of March 31, 2021 or December 31, 2020

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest Rate “Pay-fixed” Swaps	Derivative assets, at fair value	$2,361	$—
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$—	$123

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
As of March 31, 2021 and December 31, 2020 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate “Pay-fixed” Swaps	1	$125,000	1	$125,000
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Amount of gain recognized in AOCI on interest rate derivatives	$2,421	$—
Amount of (loss) reclassified from AOCI into income as interest expense	$(63)	$—
Total amount of interest expense presented in the consolidated income statements	$19,334	$19,106
Non-Designated Hedges
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded an immaterial loss on non-designated hedging relationships. during the quarter ended March 31, 2021. The Company did not record any gains or losses during the quarter ended March 31, 2020 since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during those years. As of March 31, 2021 the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Cap	1	$34,000	1	$34,000

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2021	$2,361	$—	$—	$2,361	$—	$—	2,361
December 31, 2020	$—	$(123)	$—	$(123)	$—	$—	(123)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2021, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.4 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had 108.9 million and 108.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
In January, February and March of 2020, the Company paid dividends on its Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, the Company’s board of directors approved a reduction in the Company’s annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new common stock dividend rate became effective beginning with the Company’s April 1, 2020 dividend declaration.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended March 31, 2021 and 2020 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. The Company did not sell any shares under the Class A Common Stock ATM Program during the three months ended March 31, 2021 or 2020.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of March 31, 2021 and December 31, 2020. The Company had 7,933,711 and 7,842,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. No shares of Series B Preferred Stock were issued or outstanding as of March 31, 2021 or December 31, 2020. The Company had 4,099,801 and 3,535,700 shares of its Series C Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $50.0 million which was subsequently increased to $100.0 million in October 2019 and was then increased again to $200.0 million in January 2021.
During the three months ended March 31, 2021, the Company sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000. During the three months ended March 31, 2020, the Company sold 802,459 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, before commissions paid of approximately $0.3 million.
ATM Program — Series C Preferred Stock
In January 2021, the Company established an “at the market” equity offering program for its Series C Preferred Stock (the “Series C Preferred Stock ATM Program”) pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series C Preferred Stock having an aggregate offering price of up to $200.0 million.
During the three months ended March 31, 2021, the Company sold 564,101 shares under the Series C Preferred Stock ATM Program for gross proceeds of $14.1 million and net proceeds of $13.9 million, after commissions paid of approximately $0.2 million.
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Company’s Class A common stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. The Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Class A common stock. The Plan was set to expire on April 12, 2021, however, in February 2021, the Company amended the rights agreement related to its stockholder rights plan to extend the expiration date of the rights under the plan from April 2021 to April 2024 unless earlier exercised, exchanged, amended, redeemed or terminated.
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2018 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of March 31, 2021 and December 31, 2020. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting. As of March 31, 2021 and December 31, 2020, non-controlling interest is comprised of the following components:

(In thousands)	March 31, 2021	December 31, 2020
Non-controlling interest attributable to LTIP Units	$31,281	$28,317
Non-controlling interest attributable to Class A Units	2,159	2,205
Total non-controlling interest	$33,440	$30,522
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 16.8 years to 34.4 years as of March 31, 2021. As of March 31, 2021, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.4 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three months ended March 31, 2021.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 27.7 years and a weighted-average discount rate of 7.5% as of March 31, 2021. For the three months ended March 31, 2021, the Company paid cash of $0.3 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million. For the three months ended March 31, 2020, the Company paid cash of $0.4 million and recorded expense of $0.5 million. The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations and comprehensive loss.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table reflects the base cash rental payments due from the Company as of March 31, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$1,171
2022	1,532
2023	1,549
2024	1,560
2025	1,598
Thereafter	44,358
Total lease payments	51,768
Less: Effects of discounting	(32,542)
Total present value of lease payments	$19,226
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
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. All of the directors immediately prior to the Merger, except for David Gong, currently serve as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information.  The complaint asserted violations of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen— under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
During the three months ended March 31, 2021 and 2020, the Company incurred legal costs related to the above litigation of approximately $26,000 and $0.3 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”), and during the three months ended March 31, 2020, reimbursements of $9,000 were received and recorded in other income in the consolidated statements of operations and comprehensive loss. There were no such reimbursements recorded in the three months ended March 31, 2021. The Company may receive additional reimbursements in the future. However, the Policies are subject to other claims that have priority over the Company’s claim for reimbursement, and the Company therefore does not believe it is likely to recover any additional reimbursements.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
2021 Advisory Agreement Amendment
On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement with the Advisor to extend the expiration of the modified quarterly thresholds established by Amendment No. 3 to the Advisory Agreement. The Company must reach these thresholds on a quarterly basis for the Advisor to receive the variable management fee from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021. For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below.
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
The Company incurred $14,000 and $64,000 of acquisition expenses and related cost reimbursements for the three months ended March 31, 2021 and 2020, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Asset Management Fees and Incentive Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss. The Company incurred $7.2 million and $6.9 million during the three months ended March 31, 2021 and 2020, respectively, in base management fees (including both the fixed and variable portion).
In addition, under the Advisory Agreement, the Company is required to pay the Advisor an incentive variable management fee. For the quarter ended March 31, 2020, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.275 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.3125 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. The definition of Adjusted Outstanding Shares (as defined in the Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Advisory Agreement, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds were reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021 in light of the continued economic impact of the COVID-19 pandemic.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company incurred an incentive variable management fee of $0.1 million during the three months ended March 31, 2021. No incentive variable management fee was incurred during the three months ended March 31, 2020.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (the “Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017. On May 30, 2019, subsidiaries of the Company completed the issuance of $242.0 million aggregate principal amount of Net-Lease Mortgage Notes (the “Net-Lease Mortgage Notes”) in a private placement exempt from registration under the Securities Act. In connection with the issuance of the Net Lease Mortgage Notes, subsidiaries of the Company have entered into the Property Management and Servicing Agreement, dated May 30, 2019 (the “ABS Property Management Agreement”), with the Property Manager, KeyBank, as back-up property manager, and Citibank, N.A. as indenture trustee.
The Multi-Tenant Property Management Agreement provides that, unless a property is subject to a separate property management agreement with the Property Manager, the Property Manager is the sole and exclusive property manager for the Company’s multi-tenant properties, which are generally anchored, retail properties, such as power centers and lifestyle centers.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
In addition, the Property Manager is entitled to a one-time transition fee of up to $2,500 for each multi-tenant property managed, a construction fee equal to 6.0% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the multi-tenant properties.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Pursuant to the ABS Property Management Agreement, subsidiaries of the Company are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes, except for specially serviced properties. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services that the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
These reimbursements are included in Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company incurred $2.3 million and $2.3 million, respectively, of reimbursement expenses from to the Advisor providing administrative services.
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
Beginning in 2019, under Amendment No. 2 to the Advisory Agreement, the aggregate amount that may be reimbursed in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) for each fiscal year is subject to a limit that is equal to the greater of: (a) (the “Fixed Component”); and a (b) variable component (the “Variable Component”).
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
If the Company sells real estate investments aggregating an amount equal to or more than 25% of Real Estate Cost in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement), then within 12 months following the disposition(s), the advisory agreement requires the Advisor and the Company to negotiate in good faith to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently refinancing and reinvesting the proceeds thereof in Investments, the advisory agreement requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 12 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021. During the three months ended March 31, 2021, approximately $0.4 million of this amount was received.
Reimbursements for the cash portion of 2020 bonuses to employees of the Advisor or its affiliates were expensed and reimbursed on a monthly basis during 2020, and 2021 bonuses continue to be expensed and reimbursed on a monthly basis during 2021 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor’s former arrangements with Lincoln:

	Three Months Ended March 31,		Payable (Receivable) as of
(In thousands)	2021	2020	March 31, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$14	$64	$14		$96
Ongoing fees:
Asset management fees to related party	7,321	6,905	114		177
Property management and leasing fees (2)	2,999	1,470	1,660		—
Professional fees and other reimbursements (3)	2,865	2,704	(145)		(77)
Professional fee credit due from Advisor	—	—	(613)	(4)	(1,862)	(4)
Total related party operating fees and reimbursements	$13,199	$11,143	$1,030		$(1,666)
______
(1) Amounts for the three months ended March 31, 2021 and 2020 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts for the three months ended March 31, 2021 and 2020 are included in property operating expenses in the consolidated statements of operations and comprehensive loss with the exception of approximately $1.6 million of leasing fees incurred in the three months ended March 31, 2021 which were capitalized, and are included in prepaid expenses and other assets in the consolidated balance sheet. Leasing fees are ultimately paid to a third party.
(3) Amounts for the three and three months ended March 31, 2021 and 2020 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors and officers insurance.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
(4) Included in this receivable from the Advisor as of December 31, 2020 is $1.4 million that relates to overpayment of the 2019 Bonus Awards, $0.5 million relates to a receivable recorded for the overpayment of invoices in current and prior years for a shared service. As of March 31, 2021, $0.4 million was recorded as a payable related to a leasing fee paid by an affiliate on behalf of the Company, and approximately $1.0 million related to the 2019 Bonus Awards remained to be received over the 10-month repayment period from January 2021 to October 2021. During the three months ended March 31, 2021, approximately $0.4 million was received relating to the overpayment of the 2019 Bonus Awards and the $0.5 million receivable relating to the overpayment of invoices for a shared service was received.
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
The 2018 Equity Plan succeeded and replaced the existing employee and director restricted share plan (the “RSP”). Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards will be issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, remained outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan permits awards of restricted shares, restricted stock units (“RSUs”), options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, expiring on July 19, 2028. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the 2018 Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 Equity Plan.
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. However, during the third quarter of 2020 and first quarter of 2021, the Company granted 309,475 and 52,778 restricted shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
The restricted shares granted to the Company’s directors vest on a straight-line basis over periods of 1 year to 5 years from the date of grant and provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
The following table reflects the activity of restricted shares for the three months ended March 31, 2021:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2020	400,872	$7.62
Granted (1)	52,778	8.86
Vested	(496)	24.17
Forfeited	(17,650)	6.86
Unvested, March 31, 2021	435,504	7.78
________
(1) Represents restricted shares granted to the Company’s former chief financial officer in February 2021 (see below for additional information.

As of March 31, 2021, the Company had $1.5 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.8 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $1.4 million for the three months ended March 31, 2021 and $0.2 million for the three months ended March 31, 2020. The higher expense recorded in the first quarter of 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
On February 26, 2021, the Company’s board of directors approved an amendment to the award agreement for 69,875 restricted shares previously awarded to the Company’s former chief financial officer. These restricted shares had been scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020), however, in accordance with the amendment, these shares fully vested upon the effectiveness of the resignation of the Company’s former chief financial officer on April 9, 2021. This was treated as a modification of the award of these restricted shares and, in addition to accelerating the original expense, the Company was also required to calculate excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment and record such excess as expense through April 9, 2021. In addition, also on February 26, 2021, the Company’s board of directors granted the Company’s former chief financial officer an additional award of 52,778 restricted shares that also fully vested on upon the effectiveness of her resignation on April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the three months ended March 31, 2021.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended March 31, 2021 or 2020.
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
During the three months ended March 31, 2021 and 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $3.0 million and $3.0 million, respectively. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2021, the Company had $3.5 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 0.3 years.
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
Half of the LTIP Units (the “Absolute TSR LTIP Units”) are eligible to be earned as of the last day of the Performance Period (the “Valuation Date”) if the Company achieves an absolute total stockholder return (“TSR”) for the Performance Period as follows:

Performance Level	Absolute TSR			Percentage of Absolute TSR LTIP Units Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
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
March 31, 2021
(Unaudited)

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
The Advisor, as the holder of the LTIP Units, is entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. These distributions are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. For the three months ended March 31, 2021 and 2020, the Company paid distributions on the LTIP Units of $0.1 million and $0.1 million, respectively, which is recorded in the unaudited consolidated statement of changes in equity. If any LTIP Units are earned, the holder will be entitled to a priority catch-up distribution on each earned LTIP Unit equal to the aggregate distributions paid on a Class A Unit during the Performance Period, less the aggregate distributions paid on the LTIP Unit during the Performance Period. As of the Valuation Date, the earned LTIP Units will become entitled to receive the same distributions paid on the units of limited partnership designated as “Class A Units” (“Class A Units”). Further, at the time the Advisor’s capital account with respect to an LTIP Unit that is earned and vested is economically equivalent to the average capital account balance of a Class A Unit, the Advisor, as the holder of the LTIP Unit in its sole discretion, will, in accordance with the limited partnership agreement of the OP, be entitled to convert the LTIP Unit into a Class A Unit, which may, in turn, be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
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
The award of LTIP Units under the 2018 OPP is administered by the compensation committee, provided that any of the compensation committee’s powers can be exercised instead by the Company’s board of directors if the board of directors so elects. Following the Valuation Date, the compensation committee is responsible for determining the number of Absolute TSR LTIP Units and Relative TSR LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any Absolute TSR LTIP Units and Relative TSR LTIP Units (or Class A Units into which they may be converted in accordance with the terms of the limited partnership agreement of the OP).
LTIP Units earned as of the Valuation Date will also become vested as of the Valuation Date. Any LTIP Units that are not earned and vested after the compensation committee makes the required determination will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the Valuation Date.
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units to the Advisor after the performance period under the 2018 OPP expires on July 19, 2021. See Note 14 — Subsequent Events for additional information.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2021 and 2020.

Note 13 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2021	2020
Net loss attributable to common stockholders — Basic and Diluted	$(9,411)	$(9,153)

Weighted-average shares outstanding — Basic and Diluted	108,436,571	108,364,082

Net loss per share attributable to common stockholders — Basic and Diluted	$(0.09)	$(0.08)
Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive.
If dilutive, conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three months ended March 31, 2021 and 2020 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the quarters ended March 31, 2021 and 2020 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the OPP) at March 31, 2021 and 2020.
The Company had the following restricted shares, Class A Units, and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Unvested restricted shares (1)	402,914	111,172
Class A Units (2)	172,921	172,921
LTIP Units (3)	4,496,796	4,496,796
Total	5,072,631	4,780,889
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 435,504 and 100,925 unvested restricted shares outstanding as of March 31, 2021 and 2020, respectively.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of March 31, 2021 and 2020.
(3)Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of March 31, 2021 and 2020.
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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the intent, belief or current expectations of us, our Advisor and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of March 31, 2021, we owned 925 properties, comprised of 19.7 million rentable square feet, which were 94.9% leased, including 892 single-tenant net leased commercial properties (850 of which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of March 31, 2021, the total single-tenant properties comprised 70% of our total portfolio and were 59% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our portfolio, and were 50% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others.
Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. The Advisor manages our day-to-day business with the assistance of our property manager, American Finance Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of March 31, 2021, approximately 60.6% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 49.6% with actual investment grade ratings and 11.0% with implied investment grade ratings, and approximately 30.7% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 21.4% with actual investment grade ratings and 9.3% with implied investment grade ratings.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected nearly 100% of the original cash rent due for the first quarter 2021 across our entire portfolio, including nearly 100% from our top 20 tenants (based on the total of first quarter original cash rent). This was an improvement from the fourth quarter of 2020 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 98% of original cash rent collections for the first quarter of 2021. The deferral amounts received in the third and fourth quarters of 2020 were less than 1% of total rent collected in those quarters.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $7.0 million or approximately 3% of original cash rent due for the year. During the three months ended March 31, 2021 we deferred an insignificant amount of rent. Those deferral amounts are or were scheduled for repayment during 2020 or 2021. During the first quarter of 2021, we collected approximately 15% of the total $7.0 million rents we deferred. During the first quarter of 2021, we granted rent deferrals with respect to less than 1% of original cash rent due during the period, and we granted rent abatements with respect to less than 1% of original cash rent due during the period. The most common arrangements granted during the first quarter of 2021 provide deferral of some or all of the rent due for the first quarter of 2021 with such amounts to be paid in the latter part of 2021 and early 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the first quarter of 2021 uses cash receipts as of April 30, 2021 and therefore is inclusive of cash received in April for rent due in the first quarter of 2021. Such cash receipts are not included in cash and cash equivalents on our March 31, 2021 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below shows the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020 and 2021.

Period	Single-Tenant (1)	Multi-Tenant (2)	Total Portfolio (3)
First Quarter 2020	98%	100%	99%
Second Quarter 2020	96%	72%	88%
Third Quarter 2020	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%
First Quarter 2021	100%	99%	100%
____________
(1) Eliminating the impact of deferred rent paid, single-tenant collections were 99% of original cash rent due for the first quarter of 2021. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(2) Eliminating the impact of deferred rent paid, multi-tenant collections were 95% of original cash rent due for the first quarter of 2021. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(3) Eliminating the impact of deferred rent paid, total portfolio collections were 98% of original cash rent due for the first quarter of 2021. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
The total amounts of abated rent, for abatement agreements entered into through March 31, 2021, was $0.2 million for the three months ended March 31, 2021.
In addition to the proactive measures taken on rent collections, we have taken additional steps to maximize our flexibility related to our liquidity and minimize the related risk during this uncertain time. In July 2020, we entered into an amendment to our revolving unsecured corporate credit facility (the “Credit Facility”) designed to provide us with additional flexibility during the period from April 1, 2020 through March 31, 2021 (the “Adjustment Period”) to continue addressing the adverse impacts of the COVID-19 pandemic, including certain relief from financial covenants. See Note 5 — Credit Facility for further details. Additionally, on March 30, 2020, we announced a reduction in our dividend, beginning in the second quarter of 2020, reducing the cash needed to fund dividend payments by approximately $27.2 million per year based on shares outstanding at that time. For additional information on our financing activity during the first quarter of 2021 and subsequent to March 31, 2021, see the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2020 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we own at March 31, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	7.1	100.0%
Walgreens I	Jul 2013	1	11	16.5	100.0%
Dollar General II	Jul 2013	2	18	7.2	100.0%
AutoZone I	Jul 2013	1	8	6.3	100.0%
Dollar General III	Jul 2013	5	46	7.1	100.0%
BSFS I	Jul 2013	1	9	2.8	100.0%
Dollar General IV	Jul 2013	2	18	4.9	100.0%
Tractor Supply I	Aug 2013	1	19	6.7	100.0%
Dollar General V	Aug 2013	1	12	6.8	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	5.7	100.0%
Family Dollar I	Aug 2013	1	8	0.2	100.0%
Lowe's I	Aug 2013	5	671	8.2	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	9.3	100.0%
Food Lion I	Aug 2013	1	45	8.6	100.0%
Family Dollar II	Aug 2013	1	8	2.2	100.0%
Walgreens II	Aug 2013	1	14	12.0	100.0%
Dollar General VI	Aug 2013	1	9	4.9	100.0%
Dollar General VII	Aug 2013	1	9	7.0	100.0%
Family Dollar III	Aug 2013	1	8	1.5	100.0%
Chili's I	Aug 2013	2	13	4.7	100.0%
CVS I	Aug 2013	1	10	4.8	100.0%
Joe's Crab Shack I	Aug 2013	1	8	6.0	100.0%
Dollar General VIII	Sep 2013	1	9	7.3	100.0%
Tire Kingdom I	Sep 2013	1	7	4.0	100.0%
AutoZone II	Sep 2013	1	7	2.2	100.0%
Family Dollar IV	Sep 2013	1	8	2.2	100.0%
Fresenius I	Sep 2013	1	6	4.3	100.0%
Dollar General IX	Sep 2013	1	9	4.1	100.0%
Advance Auto I	Sep 2013	1	11	2.2	100.0%
Walgreens III	Sep 2013	1	15	5.0	100.0%
Walgreens IV	Sep 2013	1	14	3.5	100.0%
CVS II	Sep 2013	1	16	15.8	100.0%
Arby's I	Sep 2013	1	3	7.3	100.0%
Dollar General X	Sep 2013	1	9	7.0	100.0%
AmeriCold I	Sep 2013	9	1,407	6.5	100.0%
Home Depot I	Sep 2013	2	1,315	5.8	100.0%
New Breed Logistics I	Sep 2013	1	390	5.1	100.0%
Truist Bank I	Sep 2013	19	96	7.1	100.0%
National Tire & Battery I	Sep 2013	1	11	2.7	100.0%
Circle K I	Sep 2013	19	55	7.6	100.0%
Walgreens V	Sep 2013	1	14	6.4	100.0%
Walgreens VI	Sep 2013	1	15	8.1	100.0%
FedEx Ground I	Sep 2013	1	22	2.2	100.0%
Walgreens VII	Sep 2013	8	113	8.3	100.0%
O'Charley's I	Sep 2013	20	135	10.6	100.0%
Krystal I	Sep 2013	6	13	8.5	83.6%
1st Constitution Bancorp I	Sep 2013	1	3	2.8	100.0%
American Tire Distributors I	Sep 2013	1	125	2.8	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tractor Supply II	Oct 2013	1	23	2.5	100.0%
United Healthcare I	Oct 2013	1	400	0.2	100.0%
National Tire & Battery II	Oct 2013	1	7	11.2	100.0%
Tractor Supply III	Oct 2013	1	19	7.1	100.0%
Verizon Wireless	Oct 2013	1	4	8.5	100.0%
Dollar General XI	Oct 2013	1	9	6.1	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	2.0	100.0%
Amazon I	Oct 2013	1	79	2.3	100.0%
Fresenius II	Oct 2013	2	16	6.4	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	7.7	100.0%
Dollar General XIII	Nov 2013	1	9	5.0	100.0%
Advance Auto II	Nov 2013	2	14	2.1	100.0%
FedEx Ground II	Nov 2013	1	49	2.3	100.0%
Burger King I	Nov 2013	41	169	16.5	100.0%
Dollar General XIV	Nov 2013	3	27	7.2	100.0%
Dollar General XV	Nov 2013	1	9	7.6	100.0%
FedEx Ground III	Nov 2013	1	24	2.4	100.0%
Dollar General XVI	Nov 2013	1	9	4.7	100.0%
Family Dollar V	Nov 2013	1	8	2.0	100.0%
CVS III	Dec 2013	1	11	2.8	100.0%
Mattress Firm III	Dec 2013	1	5	7.3	100.0%
Arby's II	Dec 2013	1	4	7.1	100.0%
Family Dollar VI	Dec 2013	2	17	2.8	100.0%
SAAB Sensis I	Dec 2013	1	91	4.0	100.0%
Citizens Bank I	Dec 2013	9	31	2.8	100.0%
Truist Bank II	Jan 2014	15	79	7.8	100.0%
Mattress Firm IV	Jan 2014	1	5	3.4	100.0%
FedEx Ground IV	Jan 2014	1	59	2.2	100.0%
Mattress Firm V	Jan 2014	1	6	2.6	100.0%
Family Dollar VII	Feb 2014	1	8	3.3	100.0%
Aaron's I	Feb 2014	1	8	2.4	100.0%
AutoZone III	Feb 2014	1	7	2.0	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	1.2	100.0%
Advance Auto III	Feb 2014	1	6	3.4	100.0%
Family Dollar VIII	Mar 2014	3	25	2.3	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	7.0	100.0%
Truist Bank III [2]	Mar 2014	70	347	8.7	98.7%
Truist Bank IV	Mar 2014	6	33	8.8	100.0%
First Horizon Bank	Mar 2014	8	40	8.0	100.0%
Draper Aden Associates	Mar 2014	1	78	9.7	100.0%
Church of Jesus Christ	Mar 2014	1	3	2.5	100.0%
Dollar General XVIII	Mar 2014	1	9	7.0	100.0%
Sanofi US I	Mar 2014	1	737	11.8	100.0%
Family Dollar IX	Apr 2014	1	8	3.0	100.0%
Stop & Shop I	May 2014	7	492	5.8	100.0%
Bi-Lo I	May 2014	1	56	4.8	100.0%
Dollar General XIX	May 2014	1	12	7.4	100.0%
Dollar General XX	May 2014	5	49	6.1	100.0%
Dollar General XXI	May 2014	1	9	7.4	100.0%
Dollar General XXII	May 2014	1	11	6.1	100.0%
FedEx Ground V	Feb 2016	1	46	4.3	100.0%
FedEx Ground VI	Feb 2016	1	121	4.4	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VII	Feb 2016	1	42	4.5	100.0%
FedEx Ground VIII	Feb 2016	1	79	4.6	100.0%
Liberty Crossing (3)	Feb 2017	1	106	3.7	82.7%
San Pedro Crossing (3)	Feb 2017	1	207	4.2	87.8%
Tiffany Springs MarketCenter (3)	Feb 2017	1	265	4.7	85.9%
The Streets of West Chester (3)	Feb 2017	1	237	9.5	85.3%
Prairie Towne Center (3)	Feb 2017	1	264	9.0	80.4%
Southway Shopping Center(3)	Feb 2017	1	182	4.3	88.6%
Stirling Slidell Centre (3)	Feb 2017	1	140	2.1	45.8%
Northwoods Marketplace (3)	Feb 2017	1	236	4.0	96.8%
Centennial Plaza (3)	Feb 2017	1	234	2.5	96.6%
Northlake Commons (3)	Feb 2017	1	109	3.7	86.8%
Shops at Shelby Crossing (3)	Feb 2017	1	236	3.0	90.9%
Shoppes of West Melbourne (3)	Feb 2017	1	144	3.3	82.1%
The Centrum (3)	Feb 2017	1	271	4.4	77.7%
Shoppes at Wyomissing (3)	Feb 2017	1	103	3.2	64.0%
Southroads Shopping Center (3)	Feb 2017	1	409	4.3	78.5%
Parkside Shopping Center (3)	Feb 2017	1	183	4.0	80.5%
Colonial Landing (3)	Feb 2017	1	264	5.2	93.6%
The Shops at West End (3)	Feb 2017	1	382	6.9	71.2%
Township Marketplace (3)	Feb 2017	1	299	3.3	85.5%
Cross Pointe Centre (3)	Feb 2017	1	226	8.6	100.0%
Towne Centre Plaza (3)	Feb 2017	1	94	2.1	100.0%
Village at Quail Springs (3)	Feb 2017	1	100	6.2	100.0%
Pine Ridge Plaza (3)	Feb 2017	1	239	3.0	95.8%
Bison Hollow (3)	Feb 2017	1	135	3.7	100.0%
Jefferson Commons (3)	Feb 2017	1	206	6.0	97.9%
Northpark Center (3)	Feb 2017	1	318	5.0	95.0%
Anderson Station (3)	Feb 2017	1	244	3.5	95.9%
Patton Creek (3)	Feb 2017	1	491	3.6	82.1%
North Lakeland Plaza (3)	Feb 2017	1	171	4.3	98.0%
Riverbend Marketplace (3)	Feb 2017	1	143	3.6	85.0%
Montecito Crossing (3)	Feb 2017	1	180	3.9	86.2%
Best on the Boulevard (3)	Feb 2017	1	205	2.6	86.1%
Shops at RiverGate South (3)	Feb 2017	1	141	5.2	96.1%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	8.4	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	3.8	100.0%
Bob Evans I	Apr 2017	23	117	16.1	95.2%
FedEx Ground IX	May 2017	1	54	5.2	100.0%
Chili's II	May 2017	1	6	6.6	100.0%
Sonic Drive In I	Jun 2017	2	3	11.3	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	8.4	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	8.6	100.0%
FedEx Ground X	Jul 2017	1	142	6.3	100.0%
Chili's III	Aug 2017	1	6	6.6	100.0%
FedEx Ground XI	Sep 2017	1	29	6.3	100.0%
Hardee's I	Sep 2017	4	13	—	—%
Tractor Supply IV	Oct 2017	2	51	5.6	100.0%
Circle K II	Nov 2017	6	20	16.3	100.0%
Sonic Drive In II	Nov 2017	20	31	16.7	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	9.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Sonny's BBQ I	Jan 2018	3	19	12.8	100.0%
Mountain Express I	Jan 2018	9	30	16.8	100.0%
Kum & Go I	Feb 2018	1	5	7.2	100.0%
DaVita I	Feb 2018	2	13	4.9	100.0%
Imperial I	Mar 2018	9	22	19.6	100.0%
Mountain Express II	Jun 2018	15	59	17.1	100.0%
Dialysis I	Jul 2018	7	65	7.1	100.0%
Children of America I	Aug 2018	2	33	12.4	79.7%
Burger King II	Aug 2018	1	3	12.4	100.0%
Imperial II	Aug 2018	9	18	19.6	100.0%
Bob Evans II	Aug 2018	22	112	16.1	100.0%
Mountain Express III	Sep 2018	14	47	17.3	100.0%
Taco John's	Sep 2018	7	15	12.6	100.0%
HIFZA Trading	Oct 2018	1	4	19.8	100.0%
DaVita II	Oct 2018	1	10	6.5	100.0%
Pizza Hut I	Oct 2018	9	23	12.6	100.0%
Little Caesars I	Dec 2018	11	19	17.8	100.0%
Caliber Collision I	Dec 2018	3	48	11.0	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	10.4	100.0%
Fresenius III	Jan 2019	6	44	6.2	100.0%
Pizza Hut II	Jan 2019	31	90	17.8	100.0%
Mountain Express IV	Feb 2019	8	28	17.8	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	17.9	100.0%
Fresenius IV	Mar 2019	1	9	10.7	100.0%
Mountain Express VI	Jun 2019	1	3	17.8	100.0%
IMTAA	May 2019; Jan 2020	12	40	18.3	100.0%
Pizza Hut III	May 2019; Jun 2019	13	47	18.2	100.0%
Fresenius V	Jun 2019	2	19	11.1	100.0%
Fresenius VI	Jun 2019	1	10	5.8	100.0%
Fresenius VII	Jun 2019	3	59	9.5	50.1%
Caliber Collision II	Aug 2019	1	19	8.0	100.0%
Dollar General XXV	Sep 2019	5	44	9.7	100.0%
Dollar General XXIV	Sep 2019; Oct 2019	9	82	13.4	100.0%
Mister Carwash I	Sep 2019	3	13	18.5	100.0%
Checkers I	Sep 2019	1	1	18.4	100.0%
DaVita III	Sep 2019; Mar 2020	2	20	8.4	100.0%
Dialysis II	Sep 2019	50	426	7.6	100.0%
Mister Carwash II	Nov 2019	2	8	18.7	100.0%
Advance Auto IV	Dec 2019; Jan 2020	14	96	8.3	100.0%
Advance Auto V	Dec 2019	11	73	7.8	100.0%
Dollar General XXVI	Dec 2019	12	114	11.1	100.0%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	18.8	100.0%
American Car Center I	Mar 2020	16	178	19.0	100.0%
BJ's Wholesale Club	Mar 2020	1	110	9.6	100.0%
Mammoth Car Wash	Mar 2020	9	56	19.0	100.0%
Mammoth Car Wash	Apr 2020	1	18	19.0	100.0%
Mammoth Car Wash	Apr 2020	1	4	19.1	100.0%
DaVita IV	Apr 2020	1	10	10.3	100.0%
GPM	Jul. 2020	30	112	15.2	100.0%
IMTAA II	Aug 2020; Dec 2020	10	54	14.4	100.0%
Fresenius IX	Nov 2020	6	46	9.9	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Kalma Kaur	Dec 2020	10	37	19.8	100.0%
Dialysis III	Dec 2020	15	128	4.5	100.0%
National Convenience Distributors	Mar. 2021	5	385	20.0	100.0%
Advance Auto VI	Mar. 2021	2	14	6.2	100.0%
		925	19,657	8.7	94.9%
________
(1)Remaining lease term in years as of March 31, 2021. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes one property leased to Truist Bank which was unoccupied as of March 31, 2021 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Multi-tenant properties. All other properties are single-tenant.
Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended March 31, 2021 and 2020
We owned 813 properties for the entirety of both the three months ended March 31, 2021 and 2020 (our “Three Month Same Store”) that were 93.8% leased as of March 31, 2021. From January 1, 2020 through March 31, 2021, we acquired 112 properties (our “Acquisitions Since January 1, 2020’’) that were 100.0% leased as of March 31, 2021. From January 1, 2020 through March 31, 2021, we sold eight properties (our “Disposals Since January 1, 2020’’).
The following table summarizes our leasing activity during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	11	191,952	$—	$2,120	$1,391	$7.25
Lease renewals/amendments (2)	53	490,867	$6,825	$6,399	$249	$0.51
______
(1)Annualized rental income on a straight-line basis as of March 31, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $9.4 million for the three months ended March 31, 2021, as compared to $9.2 million for the three months ended March 31, 2020. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$74,123	$74,060	$63	$4,807	$356	$4,451	$257	$148	$109	$79,187	$74,564	$4,623
Less: Property operating	13,384	12,282	1,102	55	—	55	—	—	—	13,439	12,282	1,157
NOI	$60,739	$61,778	$(1,039)	$4,752	$356	$4,396	$257	$148	$109	$65,748	$62,282	$3,466

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
Revenue from Tenants
Revenue from tenants increased $4.6 million to $79.2 million for the three months ended March 31, 2021, compared to $74.6 million for the three months ended March 31, 2020. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since January 1, 2020 of approximately $4.5 million, and by an increase in our Three Month Same Store revenue of approximately $0.1 million, partially offset by a decrease in revenue as a result of our Disposals Since January 1, 2020 of approximately $0.1 million, when compared to the same quarter last year.
The slight increase in the Three Month Same Store revenue includes higher reimbursement revenue of $0.6 million partially offset by higher bad debt expense of $0.4 million as compared to first quarter of 2020, which is recorded as a reduction of revenue from tenants. For additional information on our revenue recognition policy and details on the factors included in our assessment, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $1.2 million to $13.4 million for the three months ended March 31, 2021 compared to $12.3 million for the three months ended March 31, 2020. This increase was driven by an increase of $0.1 million from our Acquisitions Since January 1, 2020 and an increase of approximately $1.1 million in Three Month Same Store properties
The increase in the Three Month Same Store property operating expenses is attributable to higher reimbursement expenses of $0.6 million with the remainder primarily attributable to real estate tax reassessments which were paid in 2019 and credited in 2020, which lowered expenses during the three months ended March 31, 2020 and did not recur in the three months ended March 31, 2021.
Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees include a base management fee, which has a fixed and variable portion and an incentive variable management fee. Asset management fees paid to the Advisor increased $0.4 million to $7.3 million for the three months ended March 31, 2021, compared to $6.9 million for the three months ended March 31, 2020, primarily due to an increase in the variable portion of the base management fee due to our equity issuances.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity based compensation) from and after February 16, 2017. The variable portion of the base management fee will increase in connection with future issuances of equity securities. We incurred an incentive variable management fee of $0.1 million during the three months ended March 31, 2021. No incentive variable management fee was incurred during the three months ended March 31, 2020.
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
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $0.4 million to $42,000 for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. The decrease was primarily due to less acquisition activity during the three months ended March 31, 2021, as compared to the prior year quarter. The prepayment penalties related to mortgages during the three months ended March 31, 2020 were approximately $80,000. We did not incur any prepayment penalties during the three months ended March 31, 2021.

Equity-Based Compensation
During the three months ended March 31, 2021 and 2020, we recorded non-cash equity-based compensation expense of $4.3 million and $3.2 million, respectively, relating to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units of limited partnership designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2018 pursuant to a multi-year outperformance agreement (the “2018 OPP”).
The higher expense recorded in the first quarter of 2021 was due to an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021, contributing to the increase to equity-based compensation expense recorded during the three months ended March 31, 2021. For additional details, including the February 2021 restricted share activity and the 2018 OPP and the LTIP Units, see Note 12 — Equity-Based Compensation to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expense
General and administrative expense increased $1.2 million to $6.4 million for the three months ended March 31, 2021, compared to $5.3 million for the three months ended March 31, 2020. This increase was due to $0.8 million of increased legal fees, $0.2 million of increased audit fees, and $0.2 million of increased miscellaneous general and administrative expenses incurred during the three months ended March 31, 2021 as compared to March 31, 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $2.0 million to $32.3 million for the three months ended March 31, 2021, compared to $34.3 million for the three months ended March 31, 2020. Depreciation and amortization expense was impacted by a decrease of $3.8 million from our Three Month Same Store properties partially offset by an increase of $1.7 million related to our Acquisitions Since January 1, 2020, and an increase of $0.1 million from our Disposals Since January 1, 2020. The decrease in our Same Store properties’ depreciation and amortization expense is mainly attributable to lower amortization expense from in-place leases of $3.3 million as compared to the three months ended March 31, 2020 due to the write-off of $2.1 million within the single-tenant portfolio and $1.2 million within the multi-tenant portfolio which represents the expiration of in-place lease assets which had their amortization accelerated during the period ended March 31, 2020 as a result of tenant lease terminations.
Gain on Sale/Exchange of Real Estate Investments
During the three months ended March 31, 2021 we sold two properties. These properties sold for an aggregate contract price of $0.6 million, resulting in aggregate gains on sale of $0.3 million. During the three months ended March 31, 2020, we sold two properties which resulted in gains on sale. These properties sold for an aggregate contract price of $3.8 million, resulting in aggregate gains on sale of $1.4 million.
Interest Expense
Interest expense increased $0.2 million to $19.3 million for the three months ended March 31, 2021, compared to $19.1 million for the three months ended March 31, 2020. This increase was due to higher average mortgage notes payable during the three months ended March 31, 2021 when compared to the average balance for the three months ended March 31, 2020, partially offset by lower interest rates.
During the three months ended March 31, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.5 billion and $1.3 billion, respectively, and our average outstanding balance under our Credit Facility was $280.9 million and $350.1 million, respectively. For the three months ended March 31, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 4.02% and 4.55% and the weighted-average interest rates on our Credit Facility were 2.79% and 3.75%, respectively.
Other Income
Other income was $24,000 and $72,000 for the three months ended March 31, 2021 and 2020.
Loss on Non-Designated Derivative
The loss on non-designated derivative instruments was immaterial for the three months ended March 31, 2021 and relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information , see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Our cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $34.4 million during the three months ended March 31, 2021 and consisted of net loss of $3.8 million, adjusted for non-cash items of $37.6 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $1.7 million, a decrease in deferred rent of $1.4 million, an increase in accounts payable and accrued expenses of $3.3 million and an increase in prepaid expenses and other assets of $2.4 million.
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
Cash Flows from Investing Activities
The net cash used in investing activities during the three months ended March 31, 2021 of $37.5 million consisted primarily of cash paid for investments in real estate and other assets of $37.2 million, capital expenditures of $0.9 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $0.6 million.
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
Cash Flows from Financing Activities
The net cash used in financing activities of $11.8 million during the three months ended March 31, 2021 consisted primarily of cash dividends paid to holders of Class A common stock of $23.1 million and cash dividends paid to holders of our Series A Preferred Stock of $3.7 million, partially offset by net proceeds from the issuance of Series A Preferred Stock of $2.3 million and net proceeds from the issuance of Series C Preferred Stock of $13.9 million.
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

We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility; provided that, following the amendment to our Credit Facility in July 2020, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, which may limit our ability to use proceeds from the Credit Facility for these purposes. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), or other offerings of debt or equity securities. The volatility in the global financial market could negatively impact our ability to raise capital through equity offerings, which as a result, could impact our decisions as to when and if we will seek additional equity funding.
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $84.2 million and $102.9 million, respectively, and availability for future borrowings under our Credit Facility was $134.3 million and $126.0 million, respectively.
During the Adjustment Period, our Credit Facility required us to maintain a combination of cash, cash equivalents and amounts available for future borrowings under our Credit Facility of not less than $100.0 million, which limited our ability to incur additional indebtedness and use cash that would otherwise be available to us. We were also restricted during the Adjustment Period from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by us. Our principal demands for funds are for payment of our operating and administrative expenses, property acquisitions, capital expenditures, debt service obligations and cash dividends to our common and preferred stockholders.
Mortgage Notes Payable and Credit Facility
As of March 31, 2021, we had $1.5 billion of gross mortgage notes payable outstanding and $280.9 million outstanding under our Credit Facility. Of our total gross debt, 82.6% is fixed-rate (including by swap agreement), and 17.4% is variable-rate. As of March 31, 2021, our net debt to gross asset value ratio was 40.4%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of March 31, 2021, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 4.02% and 2.79% respectively. Based on debt outstanding as of March 31, 2021, future anticipated principal payments on our mortgage notes payable for the remainder of 2021 and the year ended December 31, 2022 are $109.9 million and $2.3 million, respectively.
As of March 31, 2021, we had $4.0 billion in gross real estate assets, at cost, and we had pledged approximately $2.8 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.1 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
Credit Facility - Terms and Capacity
As of March 31, 2021 and December 31, 2020, we had $280.9 million outstanding under our Credit Facility. Our Credit Facility provides for commitments for aggregate revolving loan borrowings and includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of March 31, 2021, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. During the Adjustment Period, (a) the value of all eligible unencumbered real estate assets comprising the borrowing base purchased through June 30, 2020 was generally decreased by 10%, and (b) the minimum unsecured interest coverage ratio required to be maintained by the eligible unencumbered real estate assets comprising the borrowing base was decreased during the fiscal quarter ended June 30, 2020 and was increased during the other fiscal quarters of the Adjustment Period. As of March 31, 2021, we had a total borrowing capacity under the Credit Facility of $415.1 million based on the value of the borrowing base under the Credit Facility. Of this amount, $280.9 million was outstanding under the Credit Facility as of March 31, 2021 and $134.3 million remained available for future borrowings.

Our Credit Facility requires payments of interest only and matures on April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under our Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20% depending on our consolidated leverage ratio or (ii) LIBOR plus an applicable margin ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio. From July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin will be 1.50% with respect to the Base Rate and 2.50% with respect to LIBOR regardless of our consolidated leverage ratio. The “floor” on LIBOR is 0.25%. As of March 31, 2021 we have elected to use the LIBOR rate for all our borrowings under the Credit Facility.
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
While we expect LIBOR to be available in substantially its current form until at least the end of 2023, it is possible that LIBOR will become unavailable prior to that time. To transition from LIBOR under the Credit Facility, we will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent.
Acquisitions and Dispositions — Three Months Ended March 31, 2021
One of our primary uses of cash during the three months ended March 31, 2021 was for acquisitions of properties.
During the three months ended March 31, 2021, we acquired seven properties for an aggregate purchase price of $37.2 million, including capitalized acquisition costs. The acquisitions during the three months ended March 31, 2021 were funded through a combination of proceeds from cash on hand, the issuance and sale of Series A Preferred Stock and Series C Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the three months ended March 31, 2021, we sold two properties, for an aggregate contract price of $0.6 million, excluding disposition related costs. There was no mortgage debt on these properties.
Acquisitions and Dispositions — Subsequent to March 31, 2021
We have entered into definitive purchase and sale agreements (“PSAs”) to acquire an additional 21 properties for an aggregate contract purchase price of approximately $21.4 million. The PSAs are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We have also entered into a letter of intent (“LOI”) to acquire one property for a contract purchase price of $10.2 million. We anticipate using cash on hand, which we expect will include cash from prior borrowings under our Credit Facility, proceeds from our ATM Programs, proceeds from future dispositions of properties and proceeds from borrowings (including mortgage borrowings and additional borrowings under our Credit Facility), to fund the consideration required to complete these acquisitions. During the Adjustment Period, (i) all properties acquired with proceeds from the borrowings under the Credit Facility were required to be added to the borrowing base, and (ii) we were prohibited from acquiring any multi-tenant properties and from making certain other investments.
With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we are taking a prudent stance with our acquisition pipeline and are carefully determining appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.
ATM Programs
We did not sell any shares under the Class A Common Stock ATM Program during the three months ended March 31, 2021.
During the three months ended March 31, 2021, we sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000.
During the three months ended March 31, 2021, we sold 564,101 shares under the Series C Preferred Stock ATM Program for gross proceeds of $14.1 million and net proceeds of $13.9 million, after commissions paid of approximately $0.2 million.

Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended March 31, 2021 and the year ended December 31, 2020, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended March 31, 2021 is as follows:

(In thousands)	Three Months Ended March 31, 2021
Capital Expenditures
Revenue enhancing	$2,342
Maintenance	77
Total Capital Expenditures	2,419
Leasing commissions	2,149
Total	$4,568
Also, as of March 31, 2021 and December 31, 2020, we had $0.4 million and $31,000, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
2021 LTIP Award
On May 4, 2021, our independent directors, acting as a group, authorized the issuance of a new award of LTIP Units to the Advisor after the performance period under the 2018 OPP expires on July 19, 2021. The number of LTIP Units to be issued to the Advisor pursuant to this award will be equal to the quotient of $72.0 million divided by the ten‐trading day trailing average closing stock price of Class A common stock for the ten trading days up to and including the day before the new three-year performance period commences on July 20, 2021. See Item 5 — Other Information for additional information.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the merger with American Realty Capital-Retail Centers of America, Inc. in February 2017 (the “Merger”). These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out of the Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
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
Accounting Treatment of Rent Deferrals/Abatements

The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic are rent deferrals or temporary rent abatements with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. Conversely, for abatements where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly, reduced our AFFO. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,411)	$(9,153)
Impairment of real estate investments	—	—
Depreciation and amortization	32,319	34,335
Gain on sale/exchange of real estate investments	(286)	(1,440)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(51)	(52)
FFO (as defined by NAREIT) attributable to common stockholders	22,571	23,690
Acquisition, transaction and other costs (1)	42	452
Litigation cost reimbursements related to the Merger (2)	—	(9)
Legal fees and expenses — COVID-19 lease disputes (3)	69	—
Accretion of market lease and other intangibles, net	(935)	(992)
Straight-line rent	(1,727)	(2,265)
Straight-line rent (rent deferral agreements) (4)	(975)	—
Amortization of mortgage discounts (premiums) on borrowings, net	(321)	(560)
Loss on non-designated derivatives	—	—
Equity-based compensation	4,347	3,211
Amortization of deferred financing costs, net and change in accrued interest	2,469	1,712
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(5)	(2)
AFFO attributable to common stockholders	$25,535	$25,237
___________
(1)Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger.
(2)Included in “Other income” in our consolidated statement of operations and comprehensive loss.
(3)Reflects legal costs incurred during the year ended December 31, 2020 related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what the we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
(4)Represents the amount of deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for purposes of AFFO as they are expected to be collected. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly reduced our AFFO.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,212	$2,875	$437	$(25,935)	$(9,411)
Asset management fees to related party	—	—	—	7,321	7,321
Acquisition, transaction and other costs	—	—	—	42	42
Equity-based compensation	—	—	—	4,347	4,347
General and administrative	312	—	—	6,137	6,449
Depreciation and amortization	30,336	1,877	106	—	32,319
Interest expense	16,897	—	—	2,437	19,334
Gain on sale of real estate investments	—	—	(286)	—	(286)
Other income	(18)	—	—	(6)	(24)
Loss on non-designated derivatives	—	—	—	—	—
Allocation for preferred stock	—	—	—	5,663	5,663
Net loss attributable to non-controlling interests	—	—	—	(6)	(6)
NOI	$60,739	$4,752	$257	$—	$65,748

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended March 31, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$11,658	$227	$1,566	$(22,604)	$(9,153)
Asset management fees to related party	—	—	—	6,905	6,905
Acquisition, transaction and other costs	97	—	—	355	452
Equity-based compensation	—	—	—	3,211	3,211
General and administrative	441	—	—	4,887	5,328
Depreciation and amortization	34,184	129	22	—	34,335
Interest expense	15,449		—	3,657	19,106
Gain on sale of real estate investments	—	—	(1,440)	—	(1,440)
Other income	(51)	—	—	(21)	(72)
Allocation for preferred stock	—	—	—	3,619	3,619
Net loss attributable to non-controlling interests	—	—	—	(9)	(9)
NOI	$61,778	$356	$148	$—	$62,282
Dividends and Distributions
From the listing of our Class A common stock on Nasdaq in July 2018 through March 31, 2020, we paid dividends on our Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, our board of directors approved a reduction in our annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with our April 1 dividend declaration. Historically, and through September 30, 2020, we declared dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Subsequent dividends authorized by our board of directors on shares of our Class A common stock have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
Dividends on our Series C Preferred Stock accrue in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first dividend for the Series C Preferred Stock was paid on April 15, 2021 and represented an accrual for more than a full quarter, covering the period from December 18, 2020 to March 31, 2021.
Our Credit Facility contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and Series C Preferred Stock). On November 4, 2019, we entered into an amendment to the Credit Facility easing these restrictions and the amendment to the Credit Facility we entered into in July 2020 also eased these restrictions during the Adjustment Period, which lasted from April 1, 2020 through March 31, 2021. During the Adjustment Period, (i) we were permitted to continue to pay dividends on the Series A Preferred Stock and Class A common stock at the current annualized per-share rates without satisfying any further tests for the fiscal quarters ended June 30, 2020 and September 30, 2020, respectively, and (ii) we were generally permitted to pay dividends on the Series C Preferred Stock, the Series A Preferred Stock and Class A common stock and other distributions in an aggregate amount of up to 105% of annualized MFFO (as defined in the Credit Facility) for a look-back period of two consecutive fiscal quarters for the fiscal quarter ended December 31, 2020 and a look-back period of three consecutive fiscal quarters for the fiscal quarter ending March 31, 2021 if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we had a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $125.0 million. If we did not satisfy this requirement, the applicable threshold percentage of MFFO is 95% instead of 105%. After March 31, 2021, we are generally permitted to pay dividends on the Series C Preferred Stock, Series A Preferred Stock, and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized MFFO for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.
During the Adjustment Period, we were not permitted to repurchase shares by tender offer or otherwise. After March 31, 2021 we may repurchase shares if we satisfy a maximum leverage ratio after giving effect to the repurchase and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
Notwithstanding the previous amendments, there is no assurance that the lenders will consent to any additional amendments to the Credit Facility that may become necessary to maintain compliance with the Credit Facility.
During the quarter ended March 31, 2021, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units designated as “Class A Units” (“Class A Units”) was generated from cash flows provided by operations and cash on hand, which consisted of proceeds from financings and sales of real estate investments. We paid our first dividend on the Series C Preferred Stock in April 2021, which is therefore not included in the table below. If we need to continue to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended March 31, 2021

(In thousands)	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$23,128	85.9%
Cash dividends paid to Series A preferred stockholders	3,691	13.7%
Cash distributions on LTIP Units	94	0.3%
Cash distributions on Class A Units	37	0.1%
Total dividends and other cash distributions paid	$26,950	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$26,950	100.0%
Available cash on hand	—	—%
Total sources of dividend and other cash distributions coverage	$26,950	100.0%

Cash flows provided by operations (GAAP basis)	$34,422
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,411)

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2021, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at March 31, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Part 1 - Item 1 - Note 9, “Commitments and Contingencies,” in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and we direct your attention to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended March 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares purchased during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
2021 LTIP Unit Award
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units (the “2021 LTIP Unit Award”) to the Advisor after the performance period under the 2018 OPP expires on July 19, 2021.
The number of LTIP Units to be issued to the Advisor pursuant to the 2021 LTIP Unit Award will be equal to the quotient of $72.0 million divided by the ten‐trading day trailing average closing stock price of Class A common stock for the ten trading days up to and including the day before the new performance period commences on July 20, 2021 (the “Initial Share Price”). Holders of these LTIP Units will have the same distribution and redemption rights as holders of the Company’s currently outstanding LTIP Units. See Note 12 — Equity-Based Compensation for further details. Once the new LTIP Units are issued, the Company will enter into a new award agreement and an amendment to the limited partnership agreement of the OP reflecting the terms and conditions described below.
The number of LTIP Units issued will be equal to the maximum number of LTIP Units that may be earned based on the Company’s TSR, including both share price appreciation and Common Stock dividends, compared to the Initial Share Price over a performance period, commencing on July 20, 2021 and ending on the earliest of (i) July 20, 2024, (ii) the effective date of any change of control and (iii) the effective date of any termination of the Advisor’s service as advisor of the Company.
Half of the LTIP Units will be eligible to be earned as of the last day of the performance period if the Company achieves an absolute TSR with respect to threshold, target and maximum performance goals for the performance period as follows:

Performance Level	Absolute TSR			Percentage of Absolute TSR LTIP Units Earned
Below Threshold	Less than	24%		—%
Threshold		24%		25%
Target		30%		50%
Maximum		36%	or higher	100%
If the Company’s absolute TSR is more than 24% but less than 30%, or more than 30% but less than 36%, the percentage of the LTIP Units earned is determined using linear interpolation as between those tiers, respectively.
Half of the LTIP Units will be eligible to be earned as of the last day of the performance period if the amount, expressed in terms of basis points, whether positive or negative, by which the Company’s absolute TSR for the performance period exceeds the average TSR of a peer group (consisting of Broadstone Net Lease Inc., Office Properties Income Trust, RPT Realty and Spirit Realty Capital, Inc.) for the performance period as follows:

Performance Level	Relative TSR Excess			Percentage of Relative TSR LTIP Units Earned
Below Threshold	Less than	-600	basis points	—%
Threshold		-600	basis points	25%
Target		—	basis points	50%
Maximum		+600	basis points	100%
If the relative TSR excess is more than -600 basis points but less than 0 basis points, or more than 0 basis points but less than +600 bps, the percentage of LTIP Units earned will be determined using linear interpolation as between those tiers, respectively.
If the last day of the performance period is the effective date of a change of control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), the number of LTIP Units earned will be calculated based on actual performance through the last trading day prior to the effective date of the change of control or termination (as applicable), with the hurdles for calculating absolute TSR pro-rated to reflect that the performance period lasted less than three years but without pro-rating the number of LTIP Units the Advisor would be eligible to earn to reflect the shortened period.
If the last day of the performance period is the effective date of a termination of the Advisor with Cause, the number of LTIP Units earned will also be calculated based on actual performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR pro-rated to reflect that the performance period lasted less than three years and with the number of LTIP Units the Advisor would be eligible to earn also pro-rated to reflect the shortened period.
The 2021 LTIP Award will be administered by the compensation committee of the Company’s board of directors. Following the performance period, the compensation committee will be responsible for determining the number of LTIP Units earned, as calculated by an independent consultant engaged by the compensation committee and as approved by the compensation committee in its reasonable and good faith discretion. The compensation committee also must approve the transfer of any LTIP Units (or Class A Units into which they may be converted in accordance with the terms of the limited partnership agreement of the OP). The Company’s board of directors, in its sole discretion, may choose to exercise any of the powers granted to the compensation committee under the 2021 LTIP Unit Award.
LTIP Units earned as of the end of the performance period will also become vested at that time. Any LTIP Units that are not earned and vested after the required determination is made will automatically and without notice be forfeited without the payment of any consideration by the Company or the OP, effective as of the end of the performance period.
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

American Finance Trust, Inc.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 6, 2021

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (3)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
3.4 (5)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021.
4.1 (5)	Seventh Amendment dated January 13, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
4.2 (1)	Amendment to Rights Agreement dated as of February 25, 2021, between American Finance Trust, Inc., and Computershare Trust Company, N.A., as Rights Agent.
10.1 (6)	Form of Amendment No. 1 to Restricted Share Award Agreement dated as of October 7, 2020, between American Finance Trust, Inc., and Katie P. Kurtz.
10.2 (6)	Form of Restricted Share Award Agreement between American Finance Trust, Inc. and Katie P. Kurtz.
10.3 (4)	Fourth Amendment, dated as of January 13, 2021, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC.
10.4 (5)	Equity Distribution Agreement, dated January 13, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., D.A. Davidson & Co., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc.
10.5 (5)	Amendment No. 3, dated as of January 13, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., and BMO Capital Markets Corp., BBVA Securities Inc., B Riley Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., Truist Securities, Inc., and D.A Davidson & Co.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
_________
*    Filed herewith.
(1) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 13, 2020.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 26, 2021.