Form 10-Q
period 2021-06-30
American Finance Trust, Inc
filed 2021-08-05
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 30, 2021, the registrant had 117,819,839 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$735,242	$723,316
Buildings, fixtures and improvements	2,881,710	2,830,508
Acquired intangible lease assets	454,323	454,245
Total real estate investments, at cost	4,071,275	4,008,069
Less: accumulated depreciation and amortization	(695,719)	(639,367)
Total real estate investments, net	3,375,556	3,368,702
Cash and cash equivalents	137,138	102,860
Restricted cash	14,816	10,537
Deposits for real estate investments	2,983	137
Derivative assets, at fair value	1,930	—
Deferred costs, net	17,487	16,663
Straight-line rent receivable	70,208	66,581
Operating lease right-of-use assets	18,299	18,546
Prepaid expenses and other assets (including $2,089 and $1,939 due from related parties as of June 30, 2021 and December 31, 2020, respectively)	28,070	23,941
Assets held for sale	1,439	—
Total assets	$3,667,926	$3,607,967

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,615,054	$1,490,798
Credit facility	155,742	280,857
Below market lease liabilities, net	80,971	78,674
Accounts payable and accrued expenses (including $1,252 and $273 due to related parties as of June 30, 2021 and December 31, 2020, respectively)	31,118	25,210
Operating lease liabilities	19,214	19,237
Derivative liabilities, at fair value	—	123
Deferred rent and other liabilities	10,025	9,794
Dividends payable	5,836	3,675
Total liabilities	1,917,960	1,908,368

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 and 8,796,000 shares authorized, 7,933,711 and 7,842,008 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 and 3,680,000 shares authorized, 4,594,498 and 3,535,700 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	46	35
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 117,706,586 and 108,837,209 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,177	1,088
Additional paid-in capital	2,829,490	2,723,678
Accumulated other comprehensive income (loss)	1,930	(123)
Distributions in excess of accumulated earnings	(1,119,182)	(1,055,680)
Total stockholders’ equity	1,713,540	1,669,077
Non-controlling interests	36,426	30,522
Total equity	1,749,966	1,699,599
Total liabilities and equity	$3,667,926	$3,607,967

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from tenants	$81,577	$74,934	$160,764	$149,498

Operating expenses:
Asset management fees to related party	7,922	6,918	15,243	13,823
Property operating expense	13,329	12,541	26,768	24,823
Impairment of real estate investments	91	11,502	91	11,502
Acquisition, transaction and other costs	136	721	178	1,173
Equity-based compensation	5,283	3,247	9,630	6,458
General and administrative	3,540	6,864	9,989	12,192
Depreciation and amortization	32,428	35,443	64,747	69,778
Total operating expenses	62,729	77,236	126,646	139,749
Operating income before gain on sale of real estate investments	18,848	(2,302)	34,118	9,749
Gain on sale/exchange of real estate investments	11	2,838	297	4,278
Operating income	18,859	536	34,415	14,027
Other (expense) income:
Interest expense	(20,361)	(18,801)	(39,695)	(37,907)
Other income	20	61	44	133
Total other expense, net	(20,341)	(18,740)	(39,651)	(37,774)
Net loss	(1,482)	(18,204)	(5,236)	(23,747)
Net loss attributable to non-controlling interests	2	20	8	29
Allocation for preferred stock	(5,925)	(3,619)	(11,588)	(7,238)
Net loss attributable to common stockholders	(7,405)	(21,803)	(16,816)	(30,956)

Other comprehensive income (loss):
Change in unrealized income on derivatives	(431)	—	2,053	—
Comprehensive loss attributable to common stockholders	$(7,836)	$(21,803)	$(14,763)	$(30,956)

Weighted-average shares outstanding — Basic	110,898,056	108,386,013	109,674,113	108,375,048
Net loss per share attributable to common stockholders — Basic	$(0.07)	$(0.20)	$(0.15)	$(0.29)
Weighted-average shares outstanding — Basic and Diluted	110,898,056	108,386,013	109,674,113	108,375,048
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.07)	$(0.20)	$(0.15)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Six Months Ended June 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
Issuance of Common Stock, net	—	—	—	—	8,634,223	86	76,913	—	—	76,999	—	76,999
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,156	—	—	2,156	—	2,156
Issuance of Series C Preferred Stock, net	—	—	1,058,798	11	—	—	25,596	—	—	25,607	—	25,607
Equity-based compensation (1)	—	—	—	—	293,599	3	1,763	—	(154)	1,612	5,928	7,540
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(58,445)	—	(559)	—	—	(559)	—	(559)
Dividends declared on Common Stock,$0.42 per share	—	—	—	—	—	—	—	—	(46,097)	(46,097)	—	(46,097)
Dividends declared on Series A Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	(7,453)	(7,453)	—	(7,453)
Dividends declared on Series C Preferred Stock, $0.99 per share	—	—	—	—	—	—	—	—	(4,380)	(4,380)	—	(4,380)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(190)	(190)	(73)	(263)
Net loss	—	—	—	—	—	—	—	—	(5,228)	(5,228)	(8)	(5,236)
Other comprehensive loss	—	—	—	—	—	—	—	2,053	—	2,053	—	2,053
Rebalancing of ownership percentage	—	—	—	—	—	—	(57)	—	—	(57)	57	—
Balance, June 30, 2021	7,933,711	$79	4,594,498	$46	117,706,586	$1,177	$2,829,490	$1,930	$(1,119,182)	$1,713,540	$36,426	$1,749,966

(1) Presented net of forfeitures. 19,875 restricted shares with a fair value of approximately $136,000 were forfeited during the period.

			Three Months Ended June 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2021	7,933,711	$79	4,099,801	$41	108,872,337	$1,089	$2,740,648	$2,361	$(1,088,559)	$1,655,659	$33,440	$1,689,099
Issuance of Common Stock, net	—	—	—	—	8,634,223	86	77,002	—	—	77,088	—	77,088
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(46)	—	—	(46)	—	(46)
Issuance of Series C Preferred Stock, net	—	—	494,697	5	—	—	12,125	—	—	12,130	—	12,130
Equity-based compensation (1)	—	—	—	—	258,471	2	380	—	(68)	314	2,964	3,278
Common stock shares withheld upon vesting of restricted shares	—	—	—	—	(58,445)	—	(559)	—	—	(559)	—	(559)
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	—	—	(23,054)	(23,054)	—	(23,054)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.53 per share	—	—	—	—	—	—	—	—	(2,206)	(2,206)	—	(2,206)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(96)	(96)	(36)	(132)
Net loss	—	—	—	—	—	—	—	—	(1,480)	(1,480)	(2)	(1,482)
Other comprehensive loss	—	—	—	—	—	—	—	(431)	—	(431)	—	(431)
Rebalancing of ownership percentage	—	—	—	—	—	—	(60)	—	—	(60)	60	—
Balance, June 30, 2021	7,933,711	$79	4,594,498	$46	117,706,586	$1,177	$2,829,490	$1,930	$(1,119,182)	$1,713,540	$36,426	$1,749,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	(90)	—	—	(90)	—	(90)
Issuance of Preferred Stock, net	802,459	8	—	—	19,601	—	—	19,609	—	19,609
Equity-based compensation	—	—	52,468	—	528	—	—	528	5,930	6,458
Dividends declared on Common Stock, $0.46 per share	—	—	—	—	—	—	(52,889)	(52,889)	—	(52,889)
Dividends declared on Preferred Stock, $0.76 per share	—	—	—	—	—	—	(7,238)	(7,238)	—	(7,238)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(220)	(220)	(84)	(304)
Net loss	—	—	—	—	—	—	(23,718)	(23,718)	(29)	(23,747)
Rebalancing of ownership percentage	—	—	—	—	38	—	—	38	(38)	—
Balance, June 30, 2020	7,719,689	$77	108,527,734	$1,085	$2,635,166	$—	$(1,016,977)	$1,619,351	$24,678	$1,644,029

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2020	7,719,689	$77	108,475,266	$1,085	$2,634,953	$—	$(972,019)	$1,664,096	$21,806	$1,685,902
Issuance of Common Stock, net	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of Preferred Stock, net	—	—	—	—	(64)	—	—	(64)	—	(64)
Equity-based compensation	—	—	52,468	—	281	—	—	281	2,966	3,247
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	(23,058)	(23,058)	—	(23,058)
Dividends declared on Preferred Stock,$0.38 per share	—	—	—	—	—	—	(3,619)	(3,619)	—	(3,619)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(97)	(97)	(36)	(133)
Net loss	—	—	—	—	—	—	(18,184)	(18,184)	(20)	(18,204)
Rebalancing of ownership percentage	—	—	—	—	38	—	—	38	(38)	—
Balance, June 30, 2020	7,719,689	$77	108,527,734	$1,085	$2,635,166	$—	$(1,016,977)	$1,619,351	$24,678	$1,644,029

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,236)	$(23,747)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	44,511	45,381
Amortization of in-place lease assets	19,208	23,337
Amortization of deferred leasing costs	1,028	1,061
Amortization (including accelerated write-off) of deferred financing costs	5,368	3,178
Amortization of mortgage discounts (premiums) on borrowings, net	(644)	(1,149)
Accretion of market lease and other intangibles, net	(1,976)	(3,281)
Equity-based compensation	9,630	6,458
Gain on sale/exchange of real estate investments	(297)	(4,278)
Impairment charges and goodwill impairment	91	11,502
Payments of prepayment costs on mortgages	—	271
Changes in assets and liabilities:
Straight-line rent receivable	(3,627)	(7,872)
Straight-line rent payable	141	165
Prepaid expenses and other assets	(3,753)	(4,085)
Accounts payable and accrued expenses	682	3,264
Deferred rent and other liabilities	231	(961)
Net cash provided by operating activities	65,357	49,244
Cash flows from investing activities:
Capital expenditures	(4,169)	(4,047)
Investments in real estate and other assets	(65,987)	(102,222)
Proceeds from sale of real estate investments	2,929	6,785
Deposits for real estate investments	(2,846)	(2,205)
Net cash used in investing activities	(70,073)	(101,689)
Cash flows from financing activities:
Proceeds from mortgage notes payable	239,928	—
Payments on mortgage notes payable	(109,582)	(1,507)
Proceeds from credit facility	—	190,000
Payments on credit facility	(125,114)	(20,000)
Payments of financing costs and deposits	(10,013)	(18,210)
Payments of prepayment costs on mortgages	—	(271)
Common stock repurchases	(560)	—
Distributions on LTIP Units and Class A Units	(263)	(304)
Dividends paid on Class A common stock	(46,250)	(52,889)
Dividends paid on Series A preferred stock	(7,410)	(6,919)
Dividends paid on Series C preferred stock	(2,263)	—
Class A common stock offering costs	—	(73)
Proceeds from issuance of Series A preferred stock, net	2,215	19,609
Proceeds from issuance of Series C preferred stock, net	25,605	—
Proceeds from issuance of Class A common stock, net	76,980	—
Net cash provided by financing activities	43,273	109,436
Net change in cash, cash equivalents and restricted cash	38,557	56,991
Cash, cash equivalents and restricted cash beginning of period	113,397	99,840
Cash, cash equivalents and restricted cash end of period	$151,954	$156,831

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, end of period	$137,138	$136,699
Restricted cash, end of period	14,816	20,132
Cash, cash equivalents and restricted cash end of period	$151,954	$156,831

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$35,510	$36,355
Cash paid for income and franchise taxes	1,063	660

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$8	$210
Accrued Series C preferred stock offering costs	14	—
Accrued Class A common stock offering costs	8	—
Series A preferred stock dividend declared	3,719	3,619
Series C preferred stock dividend declared	2,118	—
Proceeds from real estate sales used to pay off related mortgage notes payable	—	5,586
Mortgage notes payable released in connection with disposition of real estate	—	(5,586)
Increase in accounts payable related to 2021 OPP	1,936	—
Accrued capital expenditures	2,642	4,319

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of June 30, 2021, the Company owned 939 properties, comprised of 19.9 million rentable square feet, which were 94.9% leased, including 906 single-tenant net leased commercial properties (864 of which are retail properties) and 33 multi-tenant retail properties.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2021.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of June 30, 2021 and December 31, 2020, the Company had no interests in entities that were not wholly owned.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and the first and second quarters of 2021, the Company has executed several types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the FASB and SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company is required to apply modification accounting including assessing classification under ASC 842.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2021, these leases had an average remaining lease term of approximately 8.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
As of June 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$135,529
2022	268,361
2023	254,982
2024	237,982
2025	219,597
2026	202,654
Thereafter	1,178,480
$2,497,585
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and six months ended June 30, 2021, such amounts were $0.4 million and $0.6 million, respectively, and for the three and six months ended June 30, 2020, such amounts were $0.1 million and $0.3 million, respectively.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and the first and second quarters of 2021, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended June 30, 2021 the Company recorded $0.5 million of uncollectable amounts during the period, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of the Company’s multi-tenant properties that terminated its lease. During the six months ended June 30, 2021, uncollectable amounts were $1.4 million, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of the Company’s multi-tenant properties that terminated its lease. Such amounts were $3.5 million and $4.7 million for the three and six months ended June 30, 2020, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended June 30, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of June 30, 2021, one property located in Ellicott City, Maryland with a carrying value of $1.4 million was considered held for sale, and as of December 31, 2020, the Company had no properties classified as held for sale.
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three and six months ended June 30, 2021 or year ended December 31, 2020, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three and six month periods ended June 30, 2021 and 2020 were asset acquisitions.
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
June 30, 2021
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
Equity-Based Compensation
The Company has stock-based plans under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the listing of the Company’s Class A Common Stock, $0.01 par value per share (“Class A common stock”) on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date ”), the Company entered into a multi-year outperformance agreement with the Advisor (the “2018 OPP”) under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value was reflected as a charge to earnings evenly over the service period. The expense for the LTIP Units was included in the equity-based compensation line item of the consolidated statements of operations. The cumulative expense is reflected as part of non-controlling interest in the Company’s balance sheets and statements of equity.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the ten-trading day trailing average closing stock price of the Company’s Class A common stock for the ten trading days up to and including July 19, 2021 (the “Initial Share Price”). This resulted in $1.9 million of additional expense related to equity-based compensation during the three months ended June 30, 2021 and a corresponding liability was accrued as of June 30, 2021. On July 21, 2021, the Company entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”) pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419, the Initial Share Price.
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
Subsequent to June 30, 2021, (i) following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited, and (ii) following the compensation committee’s determination with respect to the 2018 OPP, the Company, the OP, and the Advisor entered into the 2021 OPP, pursuant to which the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP, based on a maximum award value of $72.0 million and the Initial Share Price, which was determinable on July 20, 2021. The award LTIP Units pursuant to the 2021 OPP will be subsequently classified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements. For additional information, see Note 14— Subsequent Events.
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
June 30, 2021
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
June 30, 2021
(Unaudited)
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Six Months Ended March 31,
(Dollar amounts in thousands)	2021 (2)	2020
Real estate investments, at cost:
Land	$13,331	$23,798
Buildings, fixtures and improvements	49,968	67,537
Total tangible assets	63,299	91,335
Acquired intangible assets and liabilities: (1)
In-place leases	8,281	11,287
Below-market lease liabilities	(5,593)	(400)
Total intangible assets, net	2,688	10,887
Consideration paid for acquired real estate investments, net of liabilities assumed	$65,987	$102,222
Number of properties purchased	24	34
________
(1)Weighted-average remaining amortization periods for in-place leases and below-market lease liabilities acquired during the six months ended June 30, 2021 were 13.1 years and 19.6 years, respectively, as of each property’s respective acquisition date. No above-market lease assets were acquired during the six months ended June 30, 2021.
(2)Includes a non-property acquisition of a parcel adjacent to one of the Company’s multi-tenant properties.

The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
In-place leases, included in depreciation and amortization (1)	$9,558	$10,341	$19,208	$23,337

Above-market lease intangibles	$(601)	$(638)	$(1,290)	$(1,402)
Below-market lease liabilities	1,657	2,940	3,296	4,709
Total included in revenue from tenants	$1,056	$2,302	$2,006	$3,307

Below-market ground lease asset (2)	$8	$8	$16	$16
Above-market ground lease liability (2)	—	—	—	(1)
Total included in property operating expenses	$8	$8	$16	$15
______
(1) Includes approximately $3.3 million in accelerated write-offs in the six months ended June 30, 2020 as a result of tenant lease terminations.
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
June 30, 2021
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place leases, to be included in depreciation and amortization	$18,156	$33,779	$31,394	$28,745	$25,547

Above-market lease intangibles	$1,146	$2,068	$1,765	$1,652	$1,288
Below-market lease liabilities	(3,299)	(6,368)	(6,226)	(6,031)	(5,805)
Total to be included in revenue from tenants	$(2,153)	$(4,300)	$(4,461)	$(4,379)	$(4,517)
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below. As of June 30, 2021 one property in Ellicott City, Maryland was considered held for sale with a carrying value of $1.4 million, and as of December 31, 2020 there were no properties classified as held for sale.
Real Estate Sales/Exchanges
During the six months ended June 30, 2021, the Company sold five properties for an aggregate contract price of $3.1 million, resulting in a gain of $0.3 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021.
During the six months ended June 30, 2020, the Company sold six properties leased to Truist Bank for an aggregate contract price of $13.3 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $4.3 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or additional impairment may be realized in the future.
Impairment Charges
The Company recorded an impairment charge of $0.1 million for the three and six months ended June 30, 2021 related to a vacant single-tenant held-for-use property in Brunswick, Georgia, which was recorded to adjust the property to its fair value as determined by a purchase and sale agreement which was terminated prior to June 30, 2021. The Company recorded an $11.5 million impairment charge for the three and six months ended June 30, 2020 related to one of its multi-tenant held -for-use properties which was recorded to adjust the property to its fair value as determined by the income approach described above.
Tenant Improvements Write-Off
During the second quarter of 2020, a tenant in the health club business in one of our multi-tenant properties declared bankruptcy and vacated its space while in the process of improving the space. The Company had already reimbursed $0.8 million to the tenant for these improvements. As a result of the tenant’s bankruptcy, improvements being made by the tenant were not paid for and the Company additionally accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. The Company determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2021 and December 31, 2020 consisted of the following:

		Outstanding Loan Amount as of			Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2021		December 31, 2020	June 30, 2021		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)		(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	98	$118,530		$119,084	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	106	120,949		121,000	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	35	54,927		—	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	61	94,873		—	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	22	35,000		—	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	55,000		—	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	357	479,279		240,084

SAAB Sensis I	1	5,986		6,217	6.01%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	—	—	(5)	9,560	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	—	—	(5)	60,952	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	—	—	(5)	3,792	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000		125,000	3.27%		Fixed (4)	Sep. 2025	Sep. 2025
Stop & Shop	4	45,000		45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	368	715,000		715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	1	21,435		21,677	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	—	—		34,000	4.82%		Variable	Dec. 2021	Dec. 2021
Bob Evans I	23	23,950		23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000		210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400		33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	789	1,659,050		1,528,632	3.78%	(1)
Deferred financing costs, net of accumulated amortization (2)		(44,205)		(38,760)
Mortgage premiums and discounts, net (3)		209		926
Mortgage notes payable, net		$1,615,054		$1,490,798

__________
(1) Calculated on a weighted-average basis for all mortgages outstanding as of June 30, 2021.
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
(4) Mortgage is fixed by an interest rate swap agreement which fixes the effective interest rate at 3.27%
(5) Mortgage was fully repaid with proceeds from the 2021 Net Lease Mortgage Notes discussed below.
As of June 30, 2021 and December 31, 2020, the Company had pledged $2.8 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of June 30, 2021 and December 31, 2020, $1.1 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (the “Credit Facility”) (see Note 5 — Credit Facility for more details). Therefore, this asset pool comprising the borrowing base under the Credit Facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to June 30, 2021 and thereafter:

(In thousands)	Future Principal Payments
2021 (remainder)	$2,089
2022	4,711
2023	3,843
2024	22,287
2025	845,771
2026	116,866
Thereafter	663,483
$1,659,050
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2021, the Company was in compliance with all operating and financial covenants under its mortgage notes payable agreements.
Net Lease Mortgage Notes
On June 3, 2021, certain subsidiaries of the Company (the “2021 Issuers”) completed the issuance of $318.0 million aggregate principal amount of Net Lease Mortgage Notes (the “2021 Net Lease Mortgage Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Net Lease Mortgage Notes are cross-collateralized with the $242.0 million in aggregate principal amount of Net Lease Mortgage Notes (the “2019 Net Lease Mortgage Notes” and, together with the 2021 Net Lease Mortgage Notes, the “Notes”) issued by certain other subsidiaries of the Company (the “2019 Issuers” and, together with the 2021 Issuers, the “Issuers”). The Notes were issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross-collateralized with the Notes.
The 2021 Net Lease Mortgage Notes were issued in six classes, Class A-1 (AAA), Class A-2 (AAA), Class A-3 (A), Class A-4 (A), Class B-1 (BBB) and Class B-2 (BBB). The Class A-1 (AAA) Notes were initially rated AAA (sf) by Standard & Poors and are comprised of $55.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 2.21%. The Class A-2 (AAA) Notes were initially rated AAA (sf) by Standard & Poors and are comprised of $95.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 2.79%. The Class A-3 (A) Notes were initially rated A (sf) by Standard & Poors and are comprised of $35.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 3.03%. The Class A-4 (A) Notes were initially rated A (sf) by Standard & Poors and are comprised of $55.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 3.60%.
The Class B Notes are currently retained by the OP and are eliminated upon consolidation, and therefore not presented in the Company’s consolidated financial statements, but may be sold to unaffiliated third parties in the future. The Class B-1 (BBB) Notes were initially rated BBB (sf) by Standard & Poors and are comprised of $30.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 4.02%. The Class B-2 (BBB) Notes were initially rated BBB (sf) by Standard & Poors and are comprised of $48.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 4.58%. The 2021 Net Lease Mortgage Notes have a rated final payment date in May 2051.
The 2019 Net Lease Mortgage Notes were issued in two classes, Class A-1 (AAA) and Class A-2 (A). The Class A-1 (AAA) Notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount of 2019 Net Lease Mortgage Notes with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 (a) Notes are rated A (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount of 2019 Net Lease Mortgage Notes with an anticipated repayment date in May 2029 with an interest rate of 4.46%. The 2019 Net Lease Mortgage Notes have a rated final payment date in May 2049.
The Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. The 2021 Net Lease Mortgage Notes (excluding the Class B Notes) are collectively amortizing at a rate of

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
approximately 0.86% per annum. The 2019 Net Lease Mortgage Notes are collectively amortizing at a rate of approximately 0.5% per annum. If any class of Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Notes.
The collateral pool for the Notes is comprised of 357 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. 17 of such properties were owned by the 2021 Issuers prior to the issuance of the 2021 Net Lease Mortgage Notes, 136 of such properties were transferred to the 2021 Issuers in connection with the issuance of the 2021 Net Lease Mortgage Notes, and 204 of such properties were already owned by the 2019 Issuers and securing the 2019 Net Lease Mortgage Notes. The net proceeds from the sale of the 2021 Net Lease Mortgage Notes were used to repay $74.6 million in indebtedness secured by mortgages on 101 individual properties and $80.1 million that was outstanding under the Credit Facility. Approximately $75.0 million of the remaining net proceeds were available to the Company for general corporate purposes. A total of 153 properties were added as part of the collateral pool securing the Notes, which are comprised of 108 properties which were removed from the borrowing base under the Credit Facility (reducing availability under the Credit Facility), 41 properties previously secured by mortgages and four previously unencumbered properties, two of which were recently acquired. The 357 properties that serve as part of the collateral pool for the Notes are diversified by industry as follows: gas and convenience at 28%, commercial banking at 15%, limited-service restaurants at 15%, car washes at 9%, full-service restaurants at 9%, kidney dialysis care at 9%, used car dealers at 6%, all other general merchandise stores at 3%, wholesale trade at 3%, warehouse clubs and supercenters at 2%, child day care services at 1%, pharmacies and drug stores at less than 1% and automotive parts and supply stores at less than 1%, weighted by allocated loan amount.
The Issuers may release or exchange properties from the collateral pool securing the Notes subject to various terms and conditions, including paying any applicable make-whole premium and limiting the total value of properties released or exchanged to not more than 35% of the aggregate collateral value. These conditions, including the make-whole premium, do not apply under certain circumstances, including a prepayment in an aggregate amount of up to 35% of the initial principal balance if the prepayment is funded with proceeds from qualifying deleveraging events, such as a firm commitment underwritten registered public equity offering by the Company that generates at least $75.0 million in net proceeds.
Note 5 — Credit Facility
The aggregate total commitments under the Credit Facility were $540.0 million as of June 30, 2021. The Credit Facility includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of June 30, 2021, the Company had already increased its commitments through this accordion feature by $125.0 million, leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (i) 60% of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2021 the Company had a total borrowing capacity under the Credit Facility of $408.3 million based on the value of the borrowing base under the Credit Facility, and of this amount, $155.7 million was outstanding under the Credit Facility as of June 30, 2021 and $252.6 million remained available for future borrowings. The Company is also restricted from using proceeds from borrowing under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by the OP.
Under the Credit Facility, in order for the Company to fund share repurchases, the Company would be required to satisfy a maximum leverage ratio after giving effect to the payments and also have a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $40.0 million.
The Credit Facility requires payments of interest only. The maturity date of the Credit Facility is April 26, 2022 and the Company has a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ended June 30, 2021, the margin was 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
regardless of the Company’s consolidated leverage ratio. The “floor” on LIBOR is 0.25%. As of June 30, 2021 and December 31, 2020, the weighted-average interest rate under the Credit Facility was 2.79% and 2.79%, respectively.
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
Pursuant to the Credit Facility, subject to certain exceptions, the Company may not pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company may not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of June 30, 2021, the Company was in compliance with the operating and financial covenants under the Credit Facility.
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
June 30, 2021
(Unaudited)
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2021 and 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale. There were no impaired real estate investments held for sale as of June 30, 2021 and December 31, 2020. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
As of June 30, 2021 and December 31, 2020, the carrying value of advances to the Company under the Credit Facility were $155.7 million. The fair value of the advances to the Company under the Credit Facility was $155.8 million and $278.8 million as of June 30, 2021 and December 31, 2020, respectively, due to the widening of the credit spreads during the current period.
The carrying value of the Company’s mortgage notes payable as of June 30, 2021 and December 31, 2020 were $1.7 billion and $1.5 billion, respectively, and the fair value was $1.7 billion and $1.6 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million, which became effective on October 13, 2020, in order to fix the interest rate on a mortgage loan that was refinanced on September 4, 2020. The interest rate swap fixes interest on the mortgage at an effective interest rate of 3.26% and expires in July 2026. Additionally, in conjunction with the refinancing of a mortgage loan in December 2020, the Company entered into an interest rate cap agreement for a notional amount of $34.0 million. The fair value of this interest rate cap is insignificant and therefore is not shown on the consolidated balance sheet as of June 30, 2021 or December 31, 2020.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2021 and December 31, 2020.

(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest Rate “Pay-fixed” Swaps	Derivative assets, at fair value	$1,930	$—
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$—	$123

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
As of June 30, 2021 and December 31, 2020 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate “Pay-fixed” Swaps	1	$125,000	1	$125,000
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in AOCI on interest rate derivatives	$(502)	$—	$1,919	$—
Amount of (loss) reclassified from AOCI into income as interest expense	$(71)	$—	$(134)	$—
Total amount of interest expense presented in the consolidated income statements	$20,361	$18,801	$39,695	$37,907
Non-Designated Hedges
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded an immaterial loss on non-designated hedging relationships. during the quarter ended June 30, 2021. The Company did not record any gains or losses during the quarter ended June 30, 2020 since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during those years. As of June 30, 2021 the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Cap	1	$34,000	1	$34,000
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2021	$1,930	$—	$—	$1,930	$—	$—	1,930
December 31, 2020	$—	$(123)	$—	$(123)	$—	$—	(123)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2021, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.9 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had 117.7 million and 108.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended June 30, 2021 and 2020 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents.
The Company sold 8,634,223 shares of Class A common stock through its Class A Common Stock ATM program during the three and six months ended June 30, 2021, which generated $78.3 million of gross proceeds, and net proceeds of $77.0 million after commissions and fees of $1.3 million. The Company did not sell any shares under the Class A Common Stock ATM Program during the three and six months ended June 30, 2020.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of June 30, 2021 and December 31, 2020. The Company had 7,933,711 and 7,842,008 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. No shares of Series B Preferred Stock were issued or outstanding as of June 30, 2021 or December 31, 2020. The Company had 4,594,498 and 3,535,700 shares of its Series C Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The Company did not sell any shares of Series A Preferred Stock during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000. The Company did not sell any shares of Series A Preferred Stock during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company sold 802,459 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, before commissions paid of approximately $0.3 million.
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
During the three months ended June 30, 2021, the Company sold 494,697 shares under the Series C Preferred Stock ATM Program for gross proceeds of $12.3 million and net proceeds of $11.7 million, after commissions and fees paid of approximately $0.6 million. During the six months ended June 30, 2021, the Company sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.6 million, after commissions and fees paid of approximately $0.9 million.
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Company’s Class A common stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. By adopting the Plan, the Company believes that it has best positioned itself to navigate through this period of volatility brought on by COVID-19. The Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Class A common stock. The Plan was set to expire on April 12, 2021, however, in February 2021, the Company amended the rights agreement to extend the expiration date of the rights under the plan from April 2021 to April 2024 unless earlier exercised, exchanged, amended, redeemed or terminated.
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2018 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of June 30, 2021 and December 31, 2020. The LTIP Units issued pursuant to the 2021 OPP were not reflected as part of non-controlling interest as of June 30, 2021. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. This resulted in $1.9 million of additional expense related to equity-based compensation during the three months ended June 30, 2021 and a corresponding liability was accrued, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2021. Accordingly, they are not yet reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of June 30, 2021. For additional information, see Note 14 — Subsequent Events relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.
As of June 30, 2021 and December 31, 2020, non-controlling interest is comprised of the following components:

(In thousands)	June 30, 2021	December 31, 2020
Non-controlling interest attributable to LTIP Units	$34,245	$28,317
Non-controlling interest attributable to Class A Units	2,181	2,205
Total non-controlling interest	$36,426	$30,522
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 16.5 years to 34.2 years as of June 30, 2021. As of June 30, 2021, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.3 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three months ended June 30, 2021.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 27.5 years and a weighted-average discount rate of 7.5% as of June 30, 2021. For the three and six months ended June 30, 2021, the Company paid cash of $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2020, the Company paid cash of $0.3 million and $0.7 million recorded expense of $0.5 million and $0.9 million, respectively. The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company as of June 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$827
2022	1,532
2023	1,549
2024	1,560
2025	1,598
Thereafter	44,358
Total lease payments	51,424
Less: Effects of discounting	(32,210)
Total present value of lease payments	$19,214

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Litigation and Regulatory Matters
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, and both individuals who previously served as the Company’s chief executive officer and chair of the board of directors (the “Former Chairmen”). On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated shareholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, plaintiff filed a second amended complaint. The second amended complaint alleges that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and the Former Chairmen under 20(a). It also asserts state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and the Former Chairmen. The complaint seeks unspecified damages, rescission of the Company’s advisory agreement with the Advisor (the “Advisory Agreement”) (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Advisory Agreement are void. The Company believes the second amended complaint is without merit and intends to defend vigorously. On June 22, 2018, defendants moved to dismiss the second amended complaint. On August 1, 2018, plaintiff filed an opposition to defendants’ motions to dismiss. Defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice, and the plaintiff appealed. On May 5, 2020, the United States Court of Appeals for the Second Circuit affirmed the lower court’s dismissal of the complaint.
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
June 30, 2021
(Unaudited)
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
During the three months ended June 30, 2021 and 2020, the Company incurred legal costs related to the above litigation of approximately $4,000 and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company incurred legal costs related to the above litigation of approximately $30,000 and $0.5 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”), and during the three months ended March 31, 2020, reimbursements of $9,000 were received and recorded in other income in the consolidated statements of operations and comprehensive loss. There were no such reimbursements recorded thereafter. The Company may receive additional reimbursements in the future. However, the Policies are subject to other claims that have priority over the Company’s claim for reimbursement, and the Company therefore does not believe it is likely to recover any additional reimbursements.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
The Company incurred $5,000 and $19,000 of acquisition expenses and related cost reimbursements for the three and six months ended June 30, 2021, respectively, and $23,000 and $0.1 million for the three and six months ended June 30, 2020, respectively.
Asset Management Fees and Incentive Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss. The Company incurred $7.9 million and $15.2 million during the three and six months ended June 30,

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
2021, respectively, and $6.9 million $13.8 million for the three and six months ended June 30, 2020, respectively, in base management fees (including both the fixed and variable portion).
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company incurred incentive variable management fees of $0.6 million and $0.7 million during the three and six months ended June 30, 2021, respectively. No incentive variable management fees were incurred during the three and six months ended June 30, 2020.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (the “Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017. In connection with the Net Lease Mortgage Notes, the Issuers have entered into the Property Management and Servicing Agreement (as amended from time to time, the “ABS Property Management Agreement”), with the Property Manager, KeyBank National Association (“KeyBank”), as back-up property manager, and Citibank, N.A. as indenture trustee. See Note 4— Mortgage Notes Payable, Net for additional information regarding the Notes.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Property Management and Services Agreement - Net Lease Mortgage Notes
Under the ABS Property Management Agreement, the Property Manager is responsible for servicing and administering the properties and leases securing the Net Lease Mortgage Notes under ordinary and special circumstances, and KeyBank, as the back-up property manager, is responsible for, among other things, maintaining current servicing records and systems for the assets securing the Net Lease Mortgage Notes in order to enable it to assume the responsibilities of the Property Manager in the event the Property Manager is no longer the property manager and special servicer. Pursuant to the ABS Property Management Agreement, the Property Manager may also be required to advance principal and interest payments on the Net Lease Mortgage Notes to preserve and protect the value of the applicable assets. The Issuers are required to reimburse any of these payments or advances.
Pursuant to the ABS Property Management Agreement, as amended and restated in connection with the issuance of the 2021 Net Lease Mortgage Notes in June 2021, for all properties that are not specially serviced, the Issuers are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25% and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of the properties that are a part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, for all properties that were not specially serviced, the Issuers were required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to one-twelfth of 0.75% and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of all the specially

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
serviced properties that are part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, the monthly fee for specially serviced properties was equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager has retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services that the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
These reimbursements are included in Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company incurred $1.9 million and $4.2 million, respectively, of reimbursement expenses from to the Advisor providing administrative services and $2.2 million and $4.6 million of these expenses during the three and six months ended June 30, 2020, respectively.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 12 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable is payable to the Company over a 10-month period from January 2021 through October 2021. During the three and six months ended June 30, 2021, approximately $0.4 million and $0.8 million, respectively, of this amount was received.
During the three months ended June 30, 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated (the “2020 Bonus Awards”) to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The 2020 Bonus Awards are paid over an eleven-month period from June 2021 to April 2022. The final amounts exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.4 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer), (ii) payment of a portion of bonuses in the form of restricted shares (which is recorded as equity-based compensation expense) and (iii) a general reduction in final bonuses for remaining personnel of the Advisor or its affiliates due to on-going negative impacts of the COVID-19 pandemic. As a result, during the three months ended June 30, 2021, the Company recorded a receivable from the Advisor of $1.4 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. The Advisor paid the $1.4 million receivable to the Company in August 2021.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
(In thousands)	2021	2020	2021	2020	June 30, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$5	$23	$19	$87	$5		$96
Ongoing fees:
Asset management fees to related party	7,918	6,918	15,243	13,823	620		177
Property management and leasing fees (2)	1,631	1,230	6,075	2,700	627		—
Professional fees and other reimbursements (3)	2,302	2,649	3,723	5,353	(86)		(77)
Professional fee credit due from Advisor	(1,444)	—	(1,444)	—	(2,003)	(4)	(1,862)	(4)
Total related party operating fees and reimbursements	$10,412	$10,820	$23,616	$21,963	$(837)		$(1,666)
______
(1) Amounts for the six months ended June 30, 2021 and 2020 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts for the six months ended June 30, 2021 and 2020 are included in property operating expenses in the consolidated statements of operations and comprehensive loss with the exception of approximately $2.0 million of leasing fees incurred in the six months ended June 30, 2021 which were capitalized, and are included in prepaid expenses and other assets in the consolidated balance sheet. Leasing fees are ultimately paid to a third party.
(3) Amounts for the three and six months ended June 30, 2021 and 2020 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors and officers insurance.
(4) Included in this receivable from the Advisor as of December 31, 2020 is $1.4 million that relates to overpayment of the 2019 Bonus Awards and $1.4 million that relates to overpayment of the 2020 Bonus Awards. As of June 30, 2021, approximately $0.6 million related to the 2019 Bonus Awards remained to be received over the 10-month repayment period from January 2021 to October 2021 and approximately $1.4 million related to the 2020 Bonus Awards was received in August 2021. During the three and six months ended June 30, 2021, approximately $0.4 million and $0.8 million, respectively, was received relating to the overpayment of the 2019 Bonus Awards and the $0.5 million receivable relating to the overpayment of invoices for a shared service was received.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. However, during the third quarter of 2020, and the first and second quarters of 2021, the Company granted 309,475, 52,778 and 225,500 restricted shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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
The following table reflects the activity of restricted shares for the three months ended June 30, 2021:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2020	400,872	$7.62
Granted (1)	313,474	9.40
Vested	(177,138)	8.32
Forfeited	(19,875)	6.86
Unvested, June 30, 2021	517,333	8.49
________
(1) Includes restricted shares granted to the Company’s former chief financial officer in February 2021 (see below for additional information).
As of June 30, 2021, the Company had $3.6 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 3.4 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $0.4 million for the three months ended June 30, 2021 and $0.3 million for the three months ended June 30, 2020. The higher expense recorded in the first quarter of 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
On February 26, 2021, the Company’s board of directors approved an amendment to the award agreement for 69,875 restricted shares previously awarded to the Company’s former chief financial officer. These restricted shares had been

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020), however, in accordance with the amendment, these shares fully vested upon the effectiveness of the resignation of the Company’s former chief financial officer on April 9, 2021. This was treated as a modification of the award of these restricted shares and, in addition to accelerating the original expense, the Company was also required to calculate excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment and record such excess as expense through April 9, 2021. In addition, also on February 26, 2021, the Company’s board of directors granted the Company’s former chief financial officer an additional award of 52,778 restricted shares that also fully vested on upon the effectiveness of her resignation on April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the six months ended June 30, 2021.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended June 30, 2021 or 2020.
Multi-Year Outperformance Agreements
2021 OPP
On May 4, 2021, the Company’s independent directors, acting as a group, authorized an award of LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021, and, on July 21, 2021, the Company, the OP and the Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).
Based on a maximum award value of $72.0 million and the Initial Share Price, which was determinable on July 20, 2021, the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Class A common stock dividends, compared to the Initial Share Price over a performance period commencing on July 20, 2021 and ending on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s services as the Company’s advisor.
The amortization of the fair value of the LTIP Units that were granted will be recorded evenly over the requisite service period which is approximately 38.5 months from May 4, 2021, the date that the Company’s independent board of directors approved the award of LTIP Units under the 2021 OPP, through July 20, 2024, the end of the performance period.
As of June 30, 2021, the number of LTIP Units to be granted under the 2021 OPP was not yet determined because the Initial Share Price was not determinable until July 20, 2021. Accordingly, as of June 30, 2021 the award of LTIP Units under the 2021 OPP was classified as a liability award and a liability of approximately $1.9 million was reflected in equity based compensation expense and accounts payable as of that date representing the pro rata share of the June 30, 2021 estimated value accrued over the service period from May 4, 2021 (date of grant) to July 20, 2024 (end of the performance period). As of July 20, 2021, the Initial Share Price and the number of LTIP Units to be granted under the 2021 OPP became known and the award of LTIP Units under the 2021 OPP will be reclassified as an equity award with any change in value and cumulative effect thereof, reflected income and equity statements at that time.
2018 OPP
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date. The Effective Date was the grant date for accounting purposes. In accordance with accounting rules, the total fair value of the LTIP Units of $32.0 million was calculated and fixed as of the grant date, and was recorded over the requisite service period of three years. In March 2019, the Company entered into

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
an amendment to the 2018 OPP to reflect a change in the peer group resulting from the merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of approximately $2.8 million is being expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through July 19, 2021.
The LTIP Units issued pursuant to the 2018 OPP could be earned by the Advisor based on the Company’s achievement of threshold, target and maximum performance goals based on the Company’s absolute and relative TSR over a three-year performance period that ended on July 19, 2021. Prior to the issuance of LTIP Units pursuant to the 2021 OPP, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned. These LTIP Units were thus automatically forfeited effective as of July 19, 2021, without the payment of any consideration by the Company or the OP.
Compensation Expense - 2021 OPP and 2018 OPP
During the three and six months ended June 30, 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $4.9 million and $7.9 million, respectively, which includes $1.9 million of additional expense relating to the 2021 OPP. As LTIP Units awarded under the 2021 OPP had not been issued as of June 30, 2021, a liability has been recorded until their issuance, which is included in accounts payable and accrued expenses in the unaudited consolidated balance sheet. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2021, the Company had $0.6 million of unrecognized compensation expense related to the LTIP Units awarded under the 2018 OPP which is expected to be recognized over a period of 0.1 years, and $37.2 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 3.1 years.
LTIP Units Distributions/Redemptions
The rights of the Advisor as the holder of the LTIP Units are governed by the terms of the LTIP Units set forth in the agreement of limited partnership of the OP. Holders of LTIP Units are entitled to distributions on the LTIP Units equal to 10% of the distributions made per Class A Unit (other than distributions of sale proceeds) until the LTIP Units are earned. Distributions paid on a Class A Unit are equal to dividends paid on a share of Class A common stock. Distributions paid on LTIP Units are not subject to forfeiture, even if the LTIP Units are ultimately forfeited. The Master LTIP Unit was entitled, on the Effective Date, to receive a distribution equal to the product of 10% of the distributions made per Class A Unit during the period from the Listing Date to the Effective Date multiplied by the number of LTIP Units. The Advisor is entitled to a priority catch-up distribution on each earned LTIP Unit equal to 90% of the aggregate distributions paid on Class A Units during the applicable performance period. Any LTIP Units that are earned become entitled to receive the same distributions paid on Class A Units. If and when the Advisor’s capital account with respect to an earned LTIP Unit is equal to the capital account balance of a Class A Unit, the Advisor, as the holder of the earned LTIP Unit, in its sole discretion, is entitled to convert the LTIP Unit into a Class A Unit, which may in turn be redeemed on a one-for-one basis for, at the Company’s election, a share of Class A common stock or the cash equivalent thereof.
For the three months ended June 30, 2021 and 2020, the Company paid distributions on the LTIP Units of $0.1 million and $0.1 million, respectively, which is recorded in the unaudited consolidated statement of changes in equity.
Performance Measures
As indicated above, on July 19, 2021, at the end of the performance period, the compensation committee of the Company’s board of directors determined that none of the 4,496,796 LTIP Units under the 2018 OPP had been earned. These LTIP Units were thus automatically forfeited effective as of July 19, 2021, without the payment of any consideration by the Company or the OP.
With respect to one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the Company’s achievement of absolute TSR levels as shown in the table below.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Performance Level	Absolute TSR			Percentage of LTIP Units Earned	Number of LTIP Units Earned
Below Threshold	Less than	18%		0%	0
Threshold		18%		25%	1,066,110.625
Target		24%		50%	2,132,221.250
Maximum		36%	or higher	100%	4,264,442.500
If the Company’s absolute TSR is more than 18% but less than 24%, or more than 24% but less than 36%, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
With respect to the remaining one-half of the LTIP Units granted under the 2021 OPP, the number of LTIP Units that become earned (if any) will be determined as of the last day of the performance period based on the difference (expressed in terms of basis points, whether positive or negative, as shown in the table below) between the Company’s absolute TSR on the last day of the performance period relative to the average TSR of a peer group(consisting of Broadstone Net Lease, Inc., Office Properties Income Trust, RPT Realty and Spirit Realty Capital, Inc. as of the last day of the performance period as follows:

Performance Level	Relative TSR Excess			Percentage of LTIP Units Earned	Number of LTIP Units Earned
Below Threshold	Less than	-600	Basis points	0%	0
Threshold		-600	Basis points	25%	1,066,110.625
Target		0	Basis points	50%	2,132,221.250
Maximum		+600	Basis points	100%	4,264,442.500
If the relative TSR excess is more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 basis points, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
Other Terms
In the case of a Change of Control or a termination of the Advisor without Cause (as defined in the Advisory Agreement), the number of LTIP Units that become earned will be calculated based on actual performance through the last trading day prior to the effective date of the Change of Control or termination (as applicable), with the hurdles for calculating absolute TSR prorated to reflect a performance period of less than three years but without prorating the number of LTIP Units that may become earned to reflect the shortened performance period.
In the case of a termination of the Advisor for Cause, the number of LTIP Units that become earned will be calculated based on actual performance through the last trading day prior to the effective date of the termination, with the hurdles for calculating absolute TSR and the number of LTIP Units that may become earned each prorated to reflect a performance period of less than three years.
Pursuant to the terms of the Advisor Plan, the LTIP Units will be administered by the Company’s board or a committee thereof, defined as the “Committee” in the Advisor Plan. Promptly following the performance period, the Committee will, except in certain circumstances, determine the number of LTIP Units earned (if any) based on calculations prepared by an independent consultant engaged by the Committee and as approved by the Committee in its reasonable and good faith discretion. The Committee also must approve the transfer of any LTIP Units or any Class A Units into which LTIP Units may be converted in accordance with the terms of the agreement of limited partnership of the OP. Any LTIP Units that are not earned will automatically be forfeited effective as of the end of the performance period and neither the Company nor the OP will be required to pay any future consideration in respect thereof.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2021 and 2020.
Note 13 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss attributable to common stockholders — Basic and Diluted	$(7,405)	$(21,803)	$(16,816)	$(30,956)

Weighted-average shares outstanding — Basic and Diluted	110,898,056	108,386,013	109,674,113	108,375,048

Net loss per share attributable to common stockholders — Basic and Diluted	$(0.07)	$(0.20)	$(0.15)	$(0.29)
Diluted net loss per share assumes the vesting or conversion of restricted shares and Class A Units into an equivalent number of unrestricted shares of Class A common stock, unless the effect is antidilutive.
If dilutive, conditionally issuable shares relating to the 2018 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three months ended June 30, 2021 and 2020 based on shares that would be issued if the balance sheet date were the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2021 and 2020 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the OPP) at June 30, 2021 and 2020.
If dilutive, conditionally issuable shares relating to the 2021 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included in the computation of fully diluted EPS on a weighted-average basis for the three months ended June 30, 2021 based on shares that would be issued if the balance sheet date were the end of the measurement period. The number of LTIP Units to be granted under the 2021 OPP was as yet undetermined as of June 30, 2021 since the Initial Share Price and number of LTIP Units to be granted under the 2021 OPP were not determinable until July 20, 2021. The number of LTIP Units to be granted under the 2021 OPP was not estimated since conditionally issuable shares relating to the 2021 OPP award are excluded from EPS because the Company is operating at a loss and inclusion would be anti-dilutive.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The Company had the following restricted shares, Class A Units, and LTIP Units on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested restricted shares (1)	403,999	131,331	402,354	121,252
Class A Units (2)	172,921	172,921	172,921	172,921
LTIP Units (3)	4,496,796	4,496,796	4,496,796	4,496,796
Total	5,073,716	4,801,048	5,072,071	4,790,969
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 517,334 and 127,032 unvested restricted shares outstanding as of June 30, 2021 and 2020, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of June 30, 2021 and 2020.
(3)Weighted-average number of LTIP Units outstanding for the periods presented. There were 4,496,796 LTIP Units outstanding as of June 30, 2021 and 2020. Does not include 8,528,885 LTIP Units issued to the Advisor pursuant to the 2021 OPP on July 21, 2021. For more information see Note 12— Multi-Year Outperformance Agreements— 2021 LTIP Unit Award. Prior to the issuance of LTIP Units pursuant to the 2021 OPP, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
Acquisitions Subsequent to June 30, 2021
Subsequent to June 30, 2021, the Company acquired 13 properties at an aggregate contract purchase price of $56.5 million. These acquisitions were funded with net proceeds from our equity ATM programs.
2018 LTIP Award
Upon the end of the measurement period on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 LTIP Award Agreement had been earned under either the absolute or relative thresholds. These LTIP Units were thus automatically forfeited effective as of July 19, 2021, without the payment of any consideration by the Company. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its balance sheet and statement of equity.
2021 LTIP Award
On July 21, 2021, the Company and the Advisor entered into the 2021 OPP. Based on a maximum award value of $72.0 million and the Initial Share Price of $8.4419, which was determinable on July 20, 2021, the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP. On July 20, 2021, the award of LTIP Units under the 2021 OPP was reclassified from a liability award to an equity award. The fair value of the award as of July 20, 2021 was determined to be $40.8 million.
2020 Bonus Award
The Company received its $1.4 million receivable from the Advisor relating to the overpayment of 2020 Bonus Awards in August, 2021.

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
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of June 30, 2021, we owned 939 properties, comprised of 19.9 million rentable square feet, which were 94.9% leased, including 906 single-tenant net leased commercial properties (864 of which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of June 30, 2021, the total single-tenant properties comprised 71% of our total portfolio and were 59% leased to service retail tenants, and the total multi-tenant properties comprised 29% of our portfolio, and were 50% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others. On July 1, 2021, our lease with United Healthcare Services, Inc. (“United Healthcare”) expired and was not renewed, representing 400,000 square feet and $5.3 million of annualized straight-line rent. Giving effect to this lease expiration, total portfolio occupancy would have been 92.9%. Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. The Advisor manages our day-to-day business with the assistance of our property manager, American Finance Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of June 30, 2021, approximately 60.9% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 49.6% with actual investment grade ratings and 11.3% with implied investment grade ratings, and approximately 31.2% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 20.5% with actual investment grade ratings and 10.7% with implied investment grade ratings. Giving effect to the United Healthcare lease expiration on July 1, 2021, single-tenant portfolio tenants would have been 47% actual investment grade rated and 11% implied investment grade rated, and top 20 tenants would have been 58% actual investment grade rated and 9% implied investment grade rated.
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
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected nearly 100% of the original cash rent due for the second quarter 2021 across our entire portfolio, including nearly 100% from our top 20 tenants (based on the total of second quarter original cash rent). This was an improvement from the fourth quarter of 2020 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 99% of original cash rent collections for the second quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $7.0 million or approximately 3% of original cash rent due for the year. During the three and six months ended June 30, 2021 we deferred an insignificant amount of rent. All amounts deferred are or were scheduled for repayment during 2020, 2021 or 2022. During the second quarter of 2021, we collected approximately 16% of the total $7.0 million rents we previously deferred that were due during the second quarter of 2021, and we collected 31% of the total $7.0 million during the six months ended June 30, 2021. During the second quarter of 2021, we granted rent deferrals with respect to less than 1% of original cash rent due during the period, and we granted rent abatements with respect to less than 1% of original cash rent due during the period. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2021 or early 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the second quarter of 2021 uses cash receipts as of July 31, 2021 and therefore is inclusive of cash received in July for rent due in the second quarter of 2021. Such cash receipts are not included in cash and cash equivalents on our June 30, 2021 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including the deferred 2020 rent amounts due during 2021 or 2022 under deferral agreements we have entered into with our tenants. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below shows the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020 and 2021.

Period	Single-Tenant (1)	Multi-Tenant (2)	Total Portfolio (3)
First Quarter 2020	98%	100%	99%
Second Quarter 2020	96%	72%	88%
Third Quarter 2020	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%
First Quarter 2021	100%	99%	100%
Second Quarter 2021	100%	100%	100%
____________
(1) Eliminating the impact of deferred rent paid, single-tenant collections were 99% of original cash rent due for the first quarter of 2021 and 99% of original cash rent due for the second quarter of 2021. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(2) Eliminating the impact of deferred rent paid, multi-tenant collections were 95% of original cash rent due for the first quarter of 2021 and 97% of original cash rent due for the second quarter of 2021 . Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(3) Eliminating the impact of deferred rent paid, total portfolio collections were 98% of original cash rent due for the first quarter of 2021 and 99% of original cash rent due for the second quarter of 2021. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
The total amounts of abated rent, for abatement agreements entered into through June 30, 2021, was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

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

Properties
The following table represents certain additional information about the properties we own at June 30, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	6.8	100.0%
Walgreens I	Jul 2013	1	10	16.3	100.0%
Dollar General II	Jul 2013	2	18	6.9	100.0%
AutoZone I	Jul 2013	1	8	6.1	100.0%
Dollar General III	Jul 2013	5	46	6.9	100.0%
BSFS I	Jul 2013	1	9	2.6	100.0%
Dollar General IV	Jul 2013	2	18	4.7	100.0%
Tractor Supply I	Aug 2013	1	19	6.4	100.0%
Dollar General V	Aug 2013	1	12	6.6	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	5.5	100.0%
Family Dollar I	Aug 2013	1	8	—	100.0%
Lowe's I	Aug 2013	5	671	8.0	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	9.0	100.0%
Food Lion I	Aug 2013	1	45	8.3	100.0%
Family Dollar II	Aug 2013	1	8	2.0	100.0%
Walgreens II	Aug 2013	1	14	11.8	100.0%
Dollar General VI	Aug 2013	1	9	4.7	100.0%
Dollar General VII	Aug 2013	1	9	6.8	100.0%
Family Dollar III	Aug 2013	1	8	1.3	100.0%
Chili's I	Aug 2013	2	13	4.4	100.0%
CVS I	Aug 2013	1	10	4.6	100.0%
Joe's Crab Shack I	Aug 2013	1	8	5.8	100.0%
Dollar General VIII	Sep 2013	1	9	7.1	100.0%
Tire Kingdom I	Sep 2013	1	7	3.8	100.0%
AutoZone II	Sep 2013	1	7	1.9	100.0%
Family Dollar IV	Sep 2013	1	8	2.0	100.0%
Fresenius I	Sep 2013	1	6	4.0	100.0%
Dollar General IX	Sep 2013	1	9	3.8	100.0%
Advance Auto I	Sep 2013	1	11	2.0	100.0%
Walgreens III	Sep 2013	1	15	4.8	100.0%
Walgreens IV	Sep 2013	1	14	3.3	100.0%
CVS II	Sep 2013	1	16	15.6	100.0%
Arby's I	Sep 2013	1	3	7.0	100.0%
Dollar General X	Sep 2013	1	9	6.8	100.0%
AmeriCold I	Sep 2013	9	1,407	6.2	100.0%
Home Depot I	Sep 2013	2	1,315	5.6	100.0%
New Breed Logistics I	Sep 2013	1	390	4.8	100.0%
Truist Bank I	Sep 2013	19	96	6.9	100.0%
National Tire & Battery I	Sep 2013	1	11	2.4	100.0%
Circle K I	Sep 2013	19	55	7.3	100.0%
Walgreens V	Sep 2013	1	14	6.2	100.0%
Walgreens VI	Sep 2013	1	15	7.8	100.0%
FedEx Ground I	Sep 2013	1	22	1.9	100.0%
Walgreens VII	Sep 2013	8	113	8.0	100.0%
O'Charley's I	Sep 2013	20	135	10.3	100.0%
Krystal I	Sep 2013	5	11	8.2	100.0%
1st Constitution Bancorp I	Sep 2013	1	3	2.6	100.0%
American Tire Distributors I	Sep 2013	1	125	2.6	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tractor Supply II	Oct 2013	1	23	2.3	100.0%
United Healthcare I (4)	Oct 2013	1	400	—	100.0%
National Tire & Battery II	Oct 2013	1	7	10.9	100.0%
Tractor Supply III	Oct 2013	1	19	6.8	100.0%
Verizon Wireless	Oct 2013	1	4	8.3	100.0%
Dollar General XI	Oct 2013	1	9	5.8	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	1.8	100.0%
Amazon I	Oct 2013	1	79	2.1	100.0%
Fresenius II	Oct 2013	2	16	6.1	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	7.5	100.0%
Dollar General XIII	Nov 2013	1	9	4.8	100.0%
Advance Auto II	Nov 2013	2	14	1.9	100.0%
FedEx Ground II	Nov 2013	1	49	2.1	100.0%
Burger King I	Nov 2013	41	169	16.3	100.0%
Dollar General XIV	Nov 2013	3	27	6.9	100.0%
Dollar General XV	Nov 2013	1	9	7.3	100.0%
FedEx Ground III	Nov 2013	1	24	2.2	100.0%
Dollar General XVI	Nov 2013	1	9	4.4	100.0%
Family Dollar V	Nov 2013	1	8	1.8	100.0%
CVS III	Dec 2013	1	11	2.6	100.0%
Mattress Firm III	Dec 2013	1	5	7.0	100.0%
Arby's II	Dec 2013	1	4	6.8	100.0%
Family Dollar VI	Dec 2013	2	17	2.6	100.0%
SAAB Sensis I	Dec 2013	1	91	3.8	100.0%
Citizens Bank I	Dec 2013	9	31	2.5	100.0%
Truist Bank II	Jan 2014	15	79	7.6	100.0%
Mattress Firm IV	Jan 2014	1	5	3.2	100.0%
FedEx Ground IV	Jan 2014	1	59	2.0	100.0%
Mattress Firm V	Jan 2014	1	6	2.3	100.0%
Family Dollar VII	Feb 2014	1	8	3.0	100.0%
Aaron's I	Feb 2014	1	8	2.2	100.0%
AutoZone III	Feb 2014	1	7	1.8	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	1.0	100.0%
Advance Auto III	Feb 2014	1	6	3.2	100.0%
Family Dollar VIII	Mar 2014	3	25	2.1	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	6.8	100.0%
Truist Bank III [2]	Mar 2014	70	347	8.5	98.7%
Truist Bank IV	Mar 2014	6	33	8.5	100.0%
First Horizon Bank	Mar 2014	8	40	7.8	100.0%
Draper Aden Associates	Mar 2014	1	78	9.5	100.0%
Church of Jesus Christ	Mar 2014	1	3	2.3	100.0%
Dollar General XVIII	Mar 2014	1	9	6.8	100.0%
Sanofi US I	Mar 2014	1	737	11.5	100.0%
Family Dollar IX	Apr 2014	1	8	2.8	100.0%
Stop & Shop I	May 2014	7	492	5.5	100.0%
Bi-Lo I	May 2014	1	56	4.5	100.0%
Dollar General XIX	May 2014	1	12	7.2	100.0%
Dollar General XX	May 2014	5	49	5.8	100.0%
Dollar General XXI	May 2014	1	9	7.2	100.0%
Dollar General XXII	May 2014	1	11	5.8	100.0%
FedEx Ground V	Feb 2016	1	46	4.1	100.0%
FedEx Ground VI	Feb 2016	1	121	4.2	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VII	Feb 2016	1	42	4.3	100.0%
FedEx Ground VIII	Feb 2016	1	79	4.3	100.0%
Liberty Crossing (3)	Feb 2017	1	106	3.6	82.7%
San Pedro Crossing (3)	Feb 2017	1	207	4.0	87.8%
Tiffany Springs MarketCenter (3)	Feb 2017	1	265	4.4	85.9%
The Streets of West Chester (3)	Feb 2017	1	237	9.3	85.3%
Prairie Towne Center (3)	Feb 2017	1	264	8.8	80.9%
Southway Shopping Center(3)	Feb 2017	1	182	4.5	87.5%
Stirling Slidell Centre (3)	Feb 2017	1	140	2.1	45.8%
Northwoods Marketplace (3)	Feb 2017	1	236	4.0	98.3%
Centennial Plaza (3)	Feb 2017	1	234	2.3	99.5%
Northlake Commons (3)	Feb 2017	1	109	3.9	87.6%
Shops at Shelby Crossing (3)	Feb 2017	1	236	3.0	80.3%
Shoppes of West Melbourne (3)	Feb 2017	1	144	3.1	82.1%
The Centrum (3)	Feb 2017	1	274	9.6	77.7%
Shoppes at Wyomissing (3)	Feb 2017	1	103	3.0	64.0%
Southroads Shopping Center (3)	Feb 2017	1	409	4.0	86.8%
Parkside Shopping Center (3)	Feb 2017	1	183	3.7	80.5%
Colonial Landing (3)	Feb 2017	1	264	4.7	93.6%
The Shops at West End (3)	Feb 2017	1	382	6.6	69.9%
Township Marketplace (3)	Feb 2017	1	299	3.0	85.5%
Cross Pointe Centre (3)	Feb 2017	1	226	8.1	100.0%
Towne Centre Plaza (3)	Feb 2017	1	94	1.8	100.0%
Village at Quail Springs (3)	Feb 2017	1	100	5.9	100.0%
Pine Ridge Plaza (3)	Feb 2017	1	239	2.9	95.8%
Bison Hollow (3)	Feb 2017	1	135	3.4	100.0%
Jefferson Commons (3)	Feb 2017	1	206	5.8	97.9%
Northpark Center (3)	Feb 2017	1	318	4.8	95.0%
Anderson Station (3)	Feb 2017	1	244	4.1	100.0%
Patton Creek (3)	Feb 2017	1	491	3.5	73.3%
North Lakeland Plaza (3)	Feb 2017	1	171	4.1	98.0%
Riverbend Marketplace (3)	Feb 2017	1	143	3.4	85.0%
Montecito Crossing (3)	Feb 2017	1	180	4.5	86.2%
Best on the Boulevard (3)	Feb 2017	1	205	3.3	90.8%
Shops at RiverGate South (3)	Feb 2017	1	141	4.6	93.2%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	8.1	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	3.6	100.0%
Bob Evans I	Apr 2017	23	117	15.8	95.2%
FedEx Ground IX	May 2017	1	54	4.9	100.0%
Chili's II	May 2017	1	6	6.3	100.0%
Sonic Drive In I	Jun 2017	2	3	11.0	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	8.1	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	8.3	100.0%
FedEx Ground X	Jul 2017	1	142	6.0	100.0%
Chili's III	Aug 2017	1	6	6.3	100.0%
FedEx Ground XI	Sep 2017	1	29	6.0	100.0%
Hardee's I	Sep 2017	2	7	—	—%
Tractor Supply IV	Oct 2017	2	51	5.4	100.0%
Circle K II	Nov 2017	6	20	16.0	100.0%
Sonic Drive In II	Nov 2017	20	31	16.4	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	9.0	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Sonny's BBQ I	Jan 2018	3	19	12.6	100.0%
Mountain Express I	Jan 2018	9	30	16.5	100.0%
Kum & Go I	Feb 2018	1	5	6.9	100.0%
DaVita I	Feb 2018	2	13	4.7	100.0%
Imperial I	Mar 2018	9	22	19.4	100.0%
Mountain Express II	Jun 2018	15	59	16.8	100.0%
Dialysis I	Jul 2018	7	65	6.9	100.0%
Children of America I	Aug 2018	2	33	12.2	79.7%
Burger King II	Aug 2018	1	3	12.2	100.0%
Imperial II	Aug 2018	9	18	19.4	100.0%
Bob Evans II	Aug 2018	22	112	15.8	100.0%
Mountain Express III	Sep 2018	14	47	17.1	100.0%
Taco John's	Sep 2018	7	15	12.3	100.0%
HIFZA Trading	Oct 2018	1	4	19.5	100.0%
DaVita II	Oct 2018	1	10	6.2	100.0%
Pizza Hut I	Oct 2018	9	23	12.3	100.0%
Little Caesars I	Dec 2018	11	19	17.5	100.0%
Caliber Collision I	Dec 2018	3	48	10.8	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	10.2	100.0%
Fresenius III	Jan 2019	6	44	5.9	100.0%
Pizza Hut II	Jan 2019	31	90	17.6	100.0%
Mountain Express IV	Feb 2019	8	28	17.6	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	17.7	100.0%
Fresenius IV	Mar 2019	1	9	10.4	100.0%
Mountain Express VI	Jun 2019	1	3	17.6	100.0%
IMTAA	May 2019; Jan 2020	12	40	18.0	100.0%
Pizza Hut III	May 2019; Jun 2019	13	47	17.9	100.0%
Fresenius V	Jun 2019	2	19	10.9	100.0%
Fresenius VI	Jun 2019	1	10	5.5	100.0%
Fresenius VII	Jun 2019	3	59	9.2	50.1%
Caliber Collision II	Aug 2019	1	19	7.8	100.0%
Dollar General XXV	Sep 2019	5	44	9.5	100.0%
Dollar General XXIV	Sep 2019; Oct 2019	9	82	13.1	100.0%
Mister Carwash I	Sep 2019	3	13	18.3	100.0%
Checkers I	Sep 2019	1	1	18.2	100.0%
DaVita III	Sep 2019; Mar 2020	2	20	8.1	100.0%
Dialysis II	Sep 2019	50	426	7.3	100.0%
Mister Carwash II	Nov 2019	2	8	18.4	100.0%
Advance Auto IV	Dec 2019; Jan 2020	14	96	8.0	100.0%
Advance Auto V	Dec 2019	11	73	7.5	100.0%
Dollar General XXVI	Dec 2019	12	114	10.9	100.0%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	18.5	100.0%
American Car Center I	Mar 2020	16	178	18.8	100.0%
BJ's Wholesale Club	Mar 2020	1	110	9.3	100.0%
Mammoth Car Wash	Mar 2020	9	56	18.8	100.0%
Mammoth Car Wash	Apr 2020	1	18	18.8	100.0%
Mammoth Car Wash	Apr 2020	1	4	18.8	100.0%
DaVita IV	Apr 2020	1	10	10.0	100.0%
GPM	Jul. 2020	30	112	14.9	100.0%
IMTAA II	Aug 2020; Dec 2020	10	54	14.2	100.0%
Fresenius IX	Nov 2020	6	46	9.7	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Kalma Kaur	Dec 2020	10	37	19.5	100.0%
Dialysis III	Dec 2020	15	128	4.3	100.0%
National Convenience Distributors	Mar. 2021	5	385	19.8	100.0%
Advance Auto VI	Mar. 2021	2	14	6.0	100.0%
Dollar General XXVII	May 2021	16	152	6.6	100.0%
Pick N'Save	Jun 2021	1	61	7.5	100.0%
		939	19,862	8.5	94.9%
________
(1)Remaining lease term in years as of June 30, 2021. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes one property leased to Truist Bank which was unoccupied as of June 30, 2021 and was being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Multi-tenant properties. All other properties are single-tenant.
(4)The tenant’s lease at this property expired effective July 1, 2021, which reduced the portfolio’s occupancy to 92.9%.
Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended June 30, 2021 and 2020
We owned 841 properties for the entirety of both the three months ended June 30, 2021 and 2020 (our “Three Month Same Store”) that were 94.6% leased as of June 30, 2021, and would be 92.5% leased giving effect to the United Healthcare lease expiration on July 1, 2021 representing approximately 400,000 square feet. From April 1, 2020 through June 30, 2021, we acquired 98 properties (our “Acquisitions Since April 1, 2020”) that were 100.0% leased as of June 30, 2021. From April 1, 2020 through June 30, 2021, we sold nine properties (our “Disposals Since April 1, 2020”).
The following table summarizes our leasing activity during the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	9	92,066	$—	$313	$134	$1.46
Lease renewals/amendments (2)	27	136,871	$2,161	$2,090	$14	$0.10
Lease terminations (3)	9	65,797	$1,167	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of June 30, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended June 30, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended June 30, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $7.4 million for the three months ended June 30, 2021, as compared to $21.8 million for the three months ended June 30, 2020. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$77,766	$74,693	$3,073	$3,811	$223	$3,588	$—	$18	$(18)	$81,577	$74,934	$6,643
Less: Property operating	13,276	12,539	737	47	1	46	6	1	5	13,329	12,541	788
NOI	$64,490	$62,154	$2,336	$3,764	$222	$3,542	$(6)	$17	$(23)	$68,248	$62,393	$5,855
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
Revenue from Tenants
Revenue from tenants increased $6.6 million to $81.6 million for the three months ended June 30, 2021, compared to $74.9 million for the three months ended June 30, 2020. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since April 1, 2020 of approximately $3.6 million, and by an increase in our Three Month Same Store revenue of approximately $3.1 million.
The increase in Three Month Same Store revenue includes bad debt expense of $0.5 million, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of our multi-tenant properties that terminated its lease, as compared to bad debt expense of $3.5 million for the three months ended June 30, 2020, and also reflects higher occupancy levels in our multi-tenant properties of 87% as of June 30, 2021 as compared to 86% as of June 30, 2020. The increase in Three Month Same Store also includes $0.8 million in lease termination fees from a tenant in one of our multi-tenant properties that terminated its lease. These increases were partially offset by $1.2 million of below market lease intangible liability write-offs which occurred in the three months ended June 30, 2020, which was recorded as an addition to revenue from tenants, as well as an increase in rental abatements during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For additional information on our revenue recognition policy and details on the factors included in our assessment of receivables, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $0.8 million to $13.3 million for the three months ended June 30, 2021 compared to $12.5 million for the three months ended June 30, 2020. This increase was driven by an increase of $46,000 from our Acquisitions Since April 1, 2020 and an increase of approximately $0.7 million in Three Month Same Store properties
The increase in the Three Month Same Store property operating expenses is primarily attributable to real estate tax reassessments which were paid in 2019 and credited in 2020, which lowered expenses during the three months ended June 30, 2020. Such credits did not recur in the three months ended June 30, 2021.
Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees include a base management fee, which has a fixed and variable portion and an incentive variable management fee. Asset management fees paid to the Advisor increased $1.0 million to $7.9 million for the three months ended June 30, 2021, compared to $6.9 million for the three months ended June 30, 2020, primarily due to an increase of $0.4 million in the variable portion of the base management fee due to our equity issuances during the period from June 30, 2020 to June 30, 2021 and the $0.6 million incentive variable management fee incurred in the current period, which was not earned in the prior year period.
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
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. We incurred an incentive variable management fee of $0.6 million during the three months ended June 30, 2021. No incentive variable management fee was incurred during the three months ended June 30, 2020. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We recorded $0.1 million of impairment charges for the three months ended June 30, 2021 related to a vacant single-tenant held-for-use property which was recorded to adjust the property to its fair value as determined by the income approach.
We recorded an $11.5 million impairment charge for the three months ended June 30, 2020 related to one of our multi-tenant held-for-use properties, as it was determined that the carrying value of the long-lived assets associated with this property were greater than our estimate of their fair value based on the property’s anticipated discounted cash flows.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $0.6 million to $0.1 million for the three months ended June 30, 2021, compared to $0.7 million for the three months ended June 30, 2020. The decrease was primarily due to less acquisition activity during the three months ended June 30, 2021, as compared to the prior year quarter and the lack of any prepayment penalties. The prepayment penalties related to mortgages during the three months ended June 30, 2020 were approximately $0.2 million. We did not incur any prepayment penalties during the three months ended June 30, 2021.
Equity-Based Compensation
Equity-based compensation increased by $2.1 million to $5.3 million during the three months ended June 30, 2021 compared to $3.2 million during the three months ended June 30, 2020. This increase was primarily due to $1.9 million of additional non-cash equity-based compensation expense from a new multi-year outperformance agreement with the Advisor (the “2021 OPP”) as our independent directors, acting as a group, authorized the issuance of a new award of units of limited partnership in the OP designated as “LTIP Units” (“LTIP Units”) on May 4, 2021 to be issued to the Advisor under the 2021 OPP after the performance period under our then effective multi-year outperformance agreement with the Advisor (the “2018 OPP”) expired on July 19, 2021. The three months ended June 30, 2021 includes expenses for both the 2018 OPP and the 2021 OPP (see Note 12— Equity-Based Compensation). The performance period for the 2018 OPP ended on July 19, 2021 and therefore no further expense will be recorded for the 2018 OPP after the third quarter of 2021.
General and Administrative Expense
General and administrative expense decreased $3.3 million to $3.5 million for the three months ended June 30, 2021, compared to $6.9 million for the three months ended June 30, 2020. This decrease was due to a change in estimate reflected as a reduction in previously recorded expenses related to 2020 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.4 million (see Note 10—Related Party Transactions and Arrangements in our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information), $1.3 million of decreased legal fees, $0.2 million of decreased audit fees, and $0.4 million of decreased miscellaneous general and administrative expenses incurred during the three months ended June 30, 2021 as compared to the same period last year. The decrease in legal fees primarily relates to increased costs incurred during the three months ended June 30, 2020 relating to discussions with tenants during the onset of the COVID-19 pandemic. Such costs have declined significantly in 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $3.0 million to $32.4 million for the three months ended June 30, 2021, compared to $35.4 million for the three months ended June 30, 2020. Depreciation and amortization expense was impacted by a decrease of $4.5 million from our Three Month Same Store properties partially offset by an increase of $1.5 million related to our Acquisitions Since April 1, 2020.
The decrease in our Same Store properties’ depreciation and amortization expense is mainly attributable to a write-off of tenant improvements which occurred during the second quarter of 2020. A tenant in the health club business in one of our properties declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. In addition, improvements being made by the tenant were not paid for and we accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations. The remaining difference related to certain improvements becoming wholly depreciated.
Gain on Sale/Exchange of Real Estate Investments
During the three months ended June 30, 2021 we sold three properties. These properties sold for an aggregate contract price of $2.5 million, resulting in aggregate gains on sale of $11,000. During the three months ended June 30, 2020, we sold four properties which resulted in gains on sale. These properties sold for an aggregate contract price of $9.4 million, resulting in aggregate gains on sale of $2.8 million.
Interest Expense
Interest expense increased $1.6 million to $20.4 million for the three months ended June 30, 2021, compared to $18.8 million for the three months ended June 30, 2020. The increase was mainly attributable to accelerated amortization from write-offs of deferred financing costs, totaling approximately $0.4 million during the three months ended June 30, 2021, as well an additional $0.8 million of amortization from deferred financing costs from mortgage notes payable which were not present during the three months ended June 30, 2020. The remaining increase was also due to higher combined average mortgage notes payable and borrowings under the Credit Facility during the three months ended June 30, 2021 when compared to the combined average balances for the three months ended June 30, 2020. These increases were partially offset by lower average interest rates.
During the three months ended June 30, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.6 billion and $1.3 billion, respectively, and our average outstanding balance under our revolving, unsecured corporate credit facility (the “Credit Facility”) was $255.7 million and $503.1 million, respectively. For the three months ended June 30, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 3.94% and 4.55% and the weighted-average interest rates on our Credit Facility were 2.79% and 2.52%, respectively.
Other Income
Other income was $20,000 and $61,000 for the three months ended June 30, 2021 and 2020.
Loss on Non-Designated Derivative
The loss on non-designated derivative instruments was immaterial for the three months ended June 30, 2021 and relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information , see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Comparison of the Six Months Ended June 30, 2021 and 2020
We owned 810 properties for the entirety of both the six months ended June 30, 2021 and 2020 (our “Six Month Same Store”), that were 94.5% leased as of June 30, 2021, and would be 92.4% leased giving effect to the United Healthcare lease expiration on July 1, 2021, representing approximately 400,000 square feet. From January 1, 2020 to June 30, 2021, we acquired 129 properties (our “Acquisitions Since January 1, 2020”), that were 100.0% leased as of June 30, 2021. From January 1, 2020 through June 30, 2021, we sold 11 properties (our “Disposals Since January 1, 2020”).
The following table summarizes our leasing activity during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	20	284,018	$—	$2,433	$1,525	$5.37
Lease renewals/amendments (2)	80	627,738	8,986	8,489	263	0.42
Lease terminations (3)	9	65,797	1,167	—	—	—
________
(1)Annualized rental income on a straight-line basis as of June 30, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the six months ended June 30, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the six months ended June 30, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information— see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

Net (Loss) Income Attributable to Common Stockholders
Net (loss) income attributable to stockholders was $16.8 million for the six months ended June 30, 2021, as compared to net income of $31.0 million for the six months ended June 30, 2020. The change in net (loss) income attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$149,886	$146,871	$3,015	$10,621	$2,499	$8,122	$257	$128	$129	$160,764	$149,498	$11,266
Less: Property operating	26,582	24,816	1,766	180	6	174	6	1	5	26,768	24,823	1,945
NOI	$123,304	$122,055	$1,249	$10,441	$2,493	$7,948	$251	$127	$124	$133,996	$124,675	$9,321
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
Revenue from Tenants
Revenue from tenants increased $11.3 million to $160.8 million for the six months ended June 30, 2021, compared to $149.5 million for the six months ended June 30, 2020. The increase was primarily due incremental income from our Acquisitions Since January 1, 2020 of approximately $8.1 million, partially offset by a decrease in our Six Month Same Store revenue of approximately $3.0 million and a decrease in revenue from our Disposals Since January 1, 2020 of $0.1 million, when compared to the same quarter last year.
The increase in Six Month Same Store revenue includes a decline in bad debt expense recorded, to $1.4 million during the six months ended June 30, 2021, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of our multi-tenant properties that terminated its lease, from $4.7 million during the six months ended June 30, 2020. The increase in Six Month Same Store also includes $0.8 million in lease termination fees from a tenant in one of our multi-tenant properties that terminated its lease. The remaining increase is attributable to higher operating expense reimbursement revenue. These increases were partially offset by $1.2 million of below market lease intangible liability write-offs which occurred in the six months ended June 30, 2020, which was recorded as an addition to revenue from tenants, as well as an increase in rental abatements during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For additional information on our revenue recognition policy and details on the factors included in our assessment of receivables, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q.
Property Operating Expenses
Property operating expense increased $1.9 million to $26.8 million for the six months ended June 30, 2021, compared to $24.8 million for the six months ended June 30, 2020. This increase was primarily driven by an increase of $0.2 million from our Acquisitions since January 1, 2020, partially offset by decreases from our Six Month Same Store properties of $1.8 million.
The increase in the Three Month Same Store property operating expenses is primarily attributable to real estate tax reassessments which were paid in 2019 and credited in 2020, which lowered expenses during the six months ended June 30, 2020. Such credits did not recur in the six months ended June 30, 2021.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $1.4 million to $15.2 million for the six months ended June 30, 2021, compared to $13.8 million for the six months ended June 30, 2020 primarily due to an increase of $0.7 million in the variable portion of the base management fee due to our equity issuances during the period from June 30, 2020 to June 30, 2021 and the $0.7 million incentive variable management fee incurred in the current period, which was not earned in the prior year period.
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
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. We incurred an incentive variable management fee of $0.7 million during the six months ended June 30, 2021. No incentive variable management fee was incurred during the six months ended June 30, 2020. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recorded $0.1 million of impairment charges for the six months ended June 30, 2021 related to a vacant single-tenant held-for-use property which was recorded to adjust the property to its fair value as determined by the income approach.
We recorded am impairment charge of $11.5 million during the six months ended June 30, 2020, of which $0.6 million related to one property which had been classified as held for use as of June 30, 2020, as the carrying amount of the long-lived assets associated with this property was greater than our estimate of its fair value. The remaining $0.2 million of impairment charges were recorded upon classification of properties as assets held for sale during the six months ended June 30, 2021, to adjust the properties to their fair value less estimated cost of disposal. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $1.0 million to $0.2 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020. The decrease was due to the lack of prepayment penalties related to mortgages related to our dispositions and refinancing during the six months ended June 30, 2021, as compared to the prior year quarter, as well as costs associated with our Credit Facility amendment and dead deals, totaling $0.7 million, which occurred in the six months ended June 30, 2020 which did not occur in the six months ended June 30, 2021. The prepayment penalties related to mortgages were $0.3 million during the six month period ended June 30, 2020.
Equity-Based Compensation
Equity-based compensation increased by approximately $3.1 million to $9.6 million for the six months ended June 30, 2021 compared to $6.5 million for the six months ended June 30, 2020. This increase was primarily due to $1.9 million of additional non-cash equity-based compensation expense from the 2021 OPP as our independent directors, acting as a group, authorized the issuance of a new award of LTIP Units on May 4, 2021 to be issued to the Advisor under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021. The six months ended June 30, 2021 includes expenses for both the 2018 OPP and the 2021 OPP (see Note 12— Equity-Based Compensation). The performance period for the 2018 OPP ended on July 19, 2021 and therefore no further expense will be recorded for the 2018 OPP after the third quarter of 2021.
In addition, there were higher equity-based compensation expenses for restricted shares recorded in the first six months of 2021 which was due to new grants as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021, contributing to the increase to equity-based compensation expense recorded during the six months ended June 30, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the six months ended June 30, 2021.
General and Administrative Expense
General and administrative expense decreased $2.2 million to $10.0 million for the six months ended June 30, 2021, compared to $12.2 million for the six months ended June 30, 2020. This decrease was due to a change in estimate reflected as a reduction of expense related to 2020 bonus awards made by the Advisor to employees of the Advisor or its affiliates of $1.4 million (see Note 10—Related Party Transactions and Arrangements in our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information), $0.5 million of decreased legal fees and $0.3 million of decreased miscellaneous general and administrative expenses incurred during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in legal fees primarily relates to increased costs incurred during the three months ended June 30, 2020 relating to discussions with tenants during the onset of the COVID-19 pandemic. Such costs have declined significantly in 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.0 million to $64.7 million for the six months ended June 30, 2021, compared to $69.8 million for the six months ended June 30, 2020. Depreciation and amortization expense was impacted by a decrease $8.3 million from our Six Month Same Store properties and a decrease of $0.1 million from our Disposals Since January 1, 2020, partially offset by an increase of $3.2 million related to our Acquisitions Since January 1, 2020.
The decrease in our Six Month Same Store depreciation was primarily due to the write-off of tenant improvements at one of our properties. During the second quarter of 2020, a tenant in the health club business in one of our properties declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. In addition, improvements being made by the tenant were not paid for and we accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations. Additionally, in the six months ended June 30, 2020, we incurred $3.3 million of amortization expense related to $2.1 million of lease terminations in the single-tenant portfolio and $1.2 million in the multi-tenant portfolio. The remaining difference related to certain improvements becoming wholly depreciated in the current and prior periods.
Gain on Sale/Exchange of Real Estate Investments
During the six months ended June 30, 2021, we sold five properties for an aggregate contract price of $3.1 million, resulting in aggregate gains on sale of $0.3 million. During the six months ended June 30, 2020, we sold six properties which resulted in gains on sale. These properties sold for an aggregate contract price of $13.3 million, resulting in aggregate gains on sale of $4.3 million.
Interest Expense
Interest expense increased $1.8 million to $39.7 million for the six months ended June 30, 2021, compared to $37.9 million for the six months ended June 30, 2020. This increase was mainly attributable to accelerated amortization from write-offs of deferred financing costs, totaling approximately $0.4 million during the three months ended June 30, 2021, as well an additional $1.6 million of amortization from deferred financing costs from mortgage notes payable which were not present during the three months ended June 30, 2020. Additionally, the increase was attributable to higher combined average mortgage notes payable and borrowings under the Credit Facility during the six months ended June 30, 2021. These increases were partially offset by lower average interest rates.
During the six months ended June 30, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.5 billion and $1.3 billion, respectively, and our average outstanding balance under our Credit Facility was $268.2 million and $436.5 million, respectively. For the six months ended June 30, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 3.98% and 4.55% and the weighted-average interest rates on our Credit Facility were 2.79% and 3.13%, respectively.
Other Income
Other income was $44,000 for the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020.
Loss on Non-Designated Derivative
The loss on non-designated derivative instruments was immaterial for the six months ended June 30, 2021 and relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information, see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows from Operating Activities
Our cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $65.4 million during the six months ended June 30, 2021 and consisted of net loss of $5.2 million, adjusted for non-cash items of $76.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $3.5 million, a decrease in deferred rent of $0.2 million, an increase in accounts payable and accrued expenses of $0.7 million and an increase in prepaid expenses and other assets of $3.8 million.
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
Cash Flows from Investing Activities
The net cash used in investing activities during the six months ended June 30, 2021 of $70.1 million consisted primarily of cash paid for investments in real estate and other assets of $66.0 million, capital expenditures of $4.2 million and deposits for real estate acquisitions of $2.8 million, partially offset by cash received from the sale of real estate investments of $2.9 million.
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
Cash Flows from Financing Activities
The net cash provided by financing activities of $43.3 million during the six months ended June 30, 2021. Cash inflows consisted primarily of net proceeds from mortgage notes payable, primarily resulting from the issuance of net lease mortgage notes and related mortgage payoffs, of $130.3 million, net proceeds from the issuance of Class A common stock of $77.0 million, net proceeds from the issuance of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) of $2.2 million and net proceeds from the issuance of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) of $25.6 million. These cash inflows were partially offset by cash dividends paid to payments on our Credit Facility of $125.1 million, cash dividends paid to holders of Class A common stock of $46.3 million, cash dividends paid to holders of our Series A Preferred Stock of $7.4 million and cash dividends paid to holders of Series C Preferred Stock of $2.3 million.
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
Liquidity and Capital Resources
The negative impacts of the COVID-19 pandemic have caused and may continue to cause certain of our tenants to be unable to make rent payments to us timely, or at all, which has had, and could continue to have, an adverse effect on the amount of cash we receive from our operations. We have taken proactive steps with regard to rent collections to mitigate the impact on our business and liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. Management is unable to predict the nature and scope of any of these factors. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay dividends to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us. In addition to the discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken in response.

We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. Pursuant to our Credit Facility, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings, our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), or other offerings of debt or equity securities.
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $137.1 million and $102.9 million, respectively, and availability for future borrowings under our Credit Facility was $252.6 million and $126.0 million, respectively.
Mortgage Notes Payable and Credit Facility
In May, 2021, we began a deleveraging initiative to reduce our net debt relative to our earnings. We hope to drive this initiative by:
• reducing outstanding debt;
•funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios;
•raising equity to fund acquisitions and pay down debt; and
•increasing revenues through external and internal growth factors such as property acquisitions and multi-tenant leasing activity.
As of June 30, 2021, we had $1.7 billion of gross mortgage notes payable outstanding and $155.7 million outstanding under our Credit Facility. Of our total gross debt, 91.4% is fixed-rate (including by swap agreement), and 8.6% is variable-rate. As of June 30, 2021, our net debt to gross asset value ratio was 38.4%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of June 30, 2021, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 3.78% and 2.79% respectively. Based on debt outstanding as of June 30, 2021, future anticipated principal payments on our mortgage notes payable for the remainder of 2021 and the year ended December 31, 2022 are $2.1 million and $4.7 million, respectively.
As of June 30, 2021, we had $4.1 billion in gross real estate assets, at cost, and we had pledged approximately $2.8 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.1 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
Net Lease Mortgage Notes
On June 3, 2021, certain subsidiaries of ours (the “2021 Issuers”) completed the issuance of $318.0 million aggregate principal amount of Net Lease Mortgage Notes (the “2021 Net Lease Mortgage Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Net Lease Mortgage Notes are cross-collateralized with the $ 242.0 million in aggregate principal amount of Net Lease Mortgage Notes (the “2019 Net Lease Mortgage Notes” and, together with the 2021 Net Lease Mortgage Notes, the “Notes”) issued by certain other subsidiaries of ours (the “2019 Issuers” and, together with the 2021 Issuers, the “Issuers”). The Notes were issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross-collateralized with the Notes.
The 2021 Net Lease Mortgage Notes were issued in six classes: Class A-1 (AAA), Class A-2 (AAA), Class A-3 (A), Class A-4 (A), Class B-1 (BBB) and Class B-2 (BBB). The Class A-1 (AAA) Notes are rated AAA (sf) by Standard & Poors and are comprised of $55.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 2.21%. The Class A-2 (AAA) Notes are rated AAA (sf) by Standard & Poors and are comprised of $95.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 2.79%. The Class A-3 (A) Notes are rated A (sf) by Standard & Poors and are comprised of $35.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 3.03%. The Class A-4 (A) Notes are rated A (sf) by Standard & Poors and are comprised of $55.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 3.60%.

The Class B Notes are currently retained by the OP and are eliminated upon consolidation, and are therefore not presented in our consolidated financial statements, but may be sold to unaffiliated third parties in the future. The Class B-1 (BBB) Notes are rated BBB (sf) by Standard & Poors and are comprised of $30.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 4.02%. The Class B-2 (BBB) Notes are rated BBB (sf) by Standard & Poors and are comprised of $48.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 4.58%. The 2021 Net Lease Mortgage Notes have a rated final payment date in May 2051.
The 2019 Net Lease Mortgage Notes were issued in two classes, Class A-1 (AAA) and Class A-2 (A). The Class A-1 (AAA) Notes are rated AAA (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount of 2019 Net Lease Mortgage Notes with an anticipated repayment date in May 2026 and an interest rate of 3.78%. The Class A-2 (A) Notes are rated A (sf) by Standard & Poors and are comprised of $121.0 million initial principal amount of 2019 Net Lease Mortgage Notes with an anticipated repayment date in May 2029 with an interest rate of 4.46%. The 2019 Net Lease Mortgage Notes have a rated final payment date in May 2049.
The Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. If any class of Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Notes.
The collateral pool for the Notes is comprised of 357 of our double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. 17 of such properties were owned by the 2021 Issuers prior to the issuance of the 2021 Net Lease Mortgage Notes, 136 of such properties were transferred to the 2021 Issuers in connection with the issuance of the 2021 Net Lease Mortgage Notes, and 204 of such properties were already owned by the 2019 Issuers and securing the 2019 Net Lease Mortgage Notes. The net proceeds from the sale of the 2021 Net Lease Mortgage Notes were used to repay $74.6 million in indebtedness secured by mortgages on 101 individual properties and $80.1 million that was outstanding under the Credit Facility. Approximately $75.0 million of the remaining net proceeds were available to us for general corporate purposes. A total of 153 properties were added as part of the collateral pool securing the Notes, which are comprised of 108 properties which were removed from the borrowing base under the Credit Facility (reducing availability under the Credit Facility), 41 properties previously secured by mortgages and four previously unencumbered properties, two of which were recently acquired.
Patton Creek Mortgage
On June 28, 2021, we repaid the mortgage loan secured by our Patton Creek property in full using a portion of the proceeds from the issuance of the 2021 Net Lease Mortgage Notes. The mortgage loan had a principal balance of $34.0 million and bore interest at a floating interest rate of one-month LIBOR plus 4.25% and matured on December 6, 2021.
Credit Facility - Terms and Capacity
As of June 30, 2021 and December 31, 2020, we had $155.7 million outstanding under our Credit Facility. Our Credit Facility provides for commitments for aggregate revolving loan borrowings and includes an uncommitted “accordion feature” whereby, upon the request of the OP, but at the sole discretion of the participating lenders, the commitments under the Credit Facility may be increased by up to an additional $500.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of June 30, 2021, we had increased our commitments through this accordion feature by $125.0 million, bringing total aggregate commitments to $540.0 million, and leaving $375.0 million of potential available commitments remaining.
The amount available for future borrowings under the Credit Facility is based on the lesser of (1) a percentage of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (2) a maximum amount permitted to maintain a minimum debt service coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of June 30, 2021, we had a total borrowing capacity under the Credit Facility of $408.3 million based on the value of the borrowing base under the Credit Facility. Of this amount, $155.7 million was outstanding under the Credit Facility as of June 30, 2021 and $252.6 million remained available for future borrowings.
As described above, we used $80.1 million of the proceeds from the 2021 Net Lease Mortgage Notes when the 2021 Net Lease Mortgage Notes were issued in early June 2021 to repay amounts outstanding under the Credit Facility, and later in June 2021, we used $40.0 million of the remaining proceeds from the issuance of the 2021 Net Lease Mortgage Notes as well as cash on hand to repay $45.0 million of outstanding borrowings under the Credit Facility.
Our Credit Facility requires payments of interest only and matures on April 26, 2022. We also have a one-time right, subject to customary conditions, to extend the maturity date for an additional term of one year to April 26, 2023. Borrowings under our Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20% depending on our consolidated leverage ratio or (ii) LIBOR plus an applicable margin ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio. From July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ended June 30, 2021, the margin was 1.50% with respect to the Base Rate and 2.50% with respect to LIBOR regardless of our consolidated leverage ratio. The “floor” on LIBOR is 0.25%. As of June 30, 2021 we have elected to use the LIBOR rate for all our borrowings under the Credit Facility.
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
Acquisitions and Dispositions — Three and Six Months Ended June 30, 2021
One of our primary uses of cash during the three and six months ended June 30, 2021 was for acquisitions of properties.
During the three months ended June 30, 2021, we acquired 17 properties for an aggregate purchase price of $28.9 million, including capitalized acquisition costs. The acquisitions during the three months ended June 30, 2021 were funded with cash on hand, comprising a combination of proceeds from the issuance and sale of Class A common stock (discussed below) and Series C Preferred Stock (discussed below).
During the six months ended June 30, 2021, we acquired 24 properties for an aggregate purchase price of $66.0 million, including capitalized acquisition costs. The acquisitions during the six months ended June 30, 2021 were funded with cash on hand, comprising a combination of proceeds from the issuance and sale of Class A common stock (discussed below), Series A Preferred Stock (discussed below) and Series C Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the three months ended June 30, 2021, we sold three properties, for an aggregate contract price of $2.5 million, excluding disposition related costs. There was no mortgage debt on these properties.
During the six months ended June 30, 2021, we sold five properties, for an aggregate contract price of $3.1 million, excluding disposition related costs. There was no mortgage debt on these properties.
Acquisitions and Dispositions — Subsequent to June 30, 2021
Subsequent to June 30, 2021 we acquired 13 properties with an aggregate contract purchase price of $56.5 million, excluding acquisition costs. We have entered into definitive purchase and sale agreements (“PSAs”) to acquire an additional 26 properties for an aggregate contract purchase price of approximately $76.9 million. The PSAs are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate primarily using cash on hand, which we expect will include proceeds from our ATM Programs, proceeds from future dispositions of properties and, if necessary, proceeds from borrowings under our Credit Facility, to fund the consideration required to complete these acquisitions.
With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we are taking a prudent stance with our acquisition pipeline and are carefully determining appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.
We have entered into a PSA to dispose of one property for a contract purchase price of $2.3 million. The property is encumbered by a mortgage loan. The PSA is subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
During the three and six months ended June 30, 2021 we sold 8,634,223 shares of Class A common stock under the Class A Common Stock ATM Program for gross proceeds of $78.3 million and net proceeds of $77.0 million after commissions and fees paid of approximately $1.3 million.
During the three months ended June 30, 2021, we did not sell any shares of Series A Preferred Stock under the Series A Preferred Stock Program. During the six months ended June 30, 2021, we sold 91,703 shares under the Series A Preferred Stock

ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000.
During the three months ended June 30, 2021, we sold 494,697 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program for gross proceeds of $12.3 million and net proceeds of $11.7 million, after commissions and fees paid of approximately $0.6 million. During the six months ended June 30, 2021, we sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.6 million, after commissions paid of approximately $0.9 million.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended June 30, 2021 and the year ended December 31, 2020, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended June 30, 2021 is as follows:

(In thousands)	Six Months Ended June 30, 2021
Capital Expenditures
Revenue enhancing	$6,672
Maintenance	139
Total Capital Expenditures	6,811
Leasing commissions	2,640
Total	$9,451
Also, as of June 30, 2021 and December 31, 2020, we had $2.4 million and $31,000, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.

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
The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(7,405)	$(21,803)	$(16,816)	$(30,956)
Impairment of real estate investments	91	11,502	91	11,502
Depreciation and amortization	32,428	35,443	64,747	69,778
Gain on sale/exchange of real estate investments	(11)	(2,838)	(297)	(4,278)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(50)	(71)	(101)	(123)
FFO (as defined by NAREIT) attributable to common stockholders	25,053	22,233	47,624	45,923
Acquisition, transaction and other costs (1)	136	721	178	1,173
Litigation cost reimbursements related to the Merger (2)	—	—	—	(9)
Legal fees and expenses — COVID-19 lease disputes (3)	109	242	178	242
Accretion of market lease and other intangibles, net	(1,041)	(2,289)	(1,976)	(3,281)
Straight-line rent	(1,759)	(5,442)	(3,486)	(7,707)
Straight-line rent (rent deferral agreements) (4)	(1,124)	2,082	(2,099)	2,082
Amortization of mortgage discounts (premiums) on borrowings, net	(323)	(589)	(644)	(1,149)
Loss on non-designated derivatives	—	—	—	—
Equity-based compensation	5,283	3,247	9,630	6,458
Amortization of deferred financing costs, net and change in accrued interest	2,361	990	4,830	2,702
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(6)	(1)	(11)	(3)
AFFO attributable to common stockholders	$28,689	$21,194	$54,224	$46,431
___________
(1)Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger.
(2)Included in “Other income” in our consolidated statement of operations and comprehensive loss.
(3)Reflects legal costs incurred during the year ended December 31, 2020 related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
(4)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for which rent was deferred for purposes of AFFO as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly reduced our AFFO.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended June 30, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$14,803	$2,203	$—	$(24,411)	$(7,405)
Asset management fees to related party	—	—	—	7,922	7,922
Impairment of real estate investments	91	—	—	—	91
Acquisition, transaction and other costs	27	—	—	109	136
Equity-based compensation	—	—	—	5,283	5,283
General and administrative	409	9	—	3,122	3,540
Depreciation and amortization	30,871	1,552	5	—	32,428
Interest expense	18,309	—	—	2,052	20,361
Gain on sale of real estate investments	—	—	(11)	—	(11)
Other income	(20)	—	—	—	(20)
Allocation for preferred stock	—	—	—	5,925	5,925
Net loss attributable to non-controlling interests	—	—	—	(2)	(2)
NOI	$64,490	$3,764	$(6)	$—	$68,248

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended June 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(900)	$137	$2,849	$(23,889)	$(21,803)
Asset management fees to related party	—	—	—	6,918	6,918
Impairment of real estate investments	11,502	—	—	—	11,502
Acquisition, transaction and other costs	259	—	—	462	721
Equity-based compensation	—	—	—	3,247	3,247
General and administrative	559	—	—	6,305	6,864
Depreciation and amortization	35,352	85	6	—	35,443
Interest expense	15,390		—	3,411	18,801
Gain on sale of real estate investments	—	—	(2,838)	—	(2,838)
Other income	(8)	—	—	(53)	(61)
Allocation for preferred stock	—	—	—	3,619	3,619
Net loss attributable to non-controlling interests	—	—	—	(20)	(20)
NOI	$62,154	$222	$17	$—	$62,393
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$26,747	$6,351	$432	$(50,346)	$(16,816)
Asset management fees to related party	—	—	—	15,243	15,243
Impairment charges	91	—	—	—	91
Acquisition and transaction related	27	—	—	151	178
Equity-based compensation	—	—	—	9,630	9,630
General and administrative	717	13	—	9,259	9,989
Depreciation and amortization	60,554	4,077	116	—	64,747
Interest expense	35,206	—	—	4,489	39,695
Gain on sale of real estate investments	—	—	(297)	—	(297)
Other income	(38)	—	—	(6)	(44)
Preferred Stock dividends	—	—	—	11,588	11,588
Net income attributable to non-controlling interests	—	—	—	(8)	(8)
NOI [1]	$123,304	$10,441	$251	$—	$133,996

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the six months ended June 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$9,538	$1,630	$4,371	$(46,495)	$(30,956)
Asset management fees to related party	—	—	—	13,823	13,823
Impairment charges	11,502	—	—	—	11,502
Acquisition and transaction related	356	—	—	817	1,173
Equity-based compensation	—	—	—	6,458	6,458
General and administrative	994	3	2	11,193	12,192
Depreciation and amortization	68,886	860	32	—	69,778
Interest expense	30,839	—	—	7,068	37,907
Gain on sale of real estate investments	—	—	(4,278)	—	(4,278)
Other income	(60)	—	—	(73)	(133)
Preferred stock dividends	—	—	—	7,238	7,238
Net income attributable to non-controlling interests	—	—	—	(29)	(29)
NOI	$122,055	$2,493	$127	$—	$124,675
Dividends and Distributions
From the listing of our Class A common stock on Nasdaq in July 2018 through March 31, 2020, we paid dividends on our Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, our board of directors approved a reduction in our annualized dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new dividend rate became effective beginning with our April 1, 2020 dividend declaration. Historically, and through September 30, 2020, we declared dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Subsequent dividends authorized by our board of directors on shares of our Class A common stock have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
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
During the quarter ended June 30, 2021, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units designated as “Class A Units” (“Class A Units”) was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2021
	March 31, 2021		June 30, 2021
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$23,128	85.8%	$23,122	79.1%	$46,250	82.3%
Cash dividends paid to Series A preferred stockholders	3,691	13.7%	3,719	12.7%	7,410	13.2%
Cash dividends paid to Series C preferred stockholders	—	—%	2,263	7.7%	2,263	4.0%
Cash distributions on LTIP Units	94	0.3%	96	0.3%	190	0.3%
Cash distributions on Class A Units	37	0.1%	36	0.1%	73	0.1%
Total dividends and other cash distributions paid	$26,950	100.0%	$29,236	100.0%	$56,186	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$26,950	100.0%	$29,236	100.0%	$56,186	100.0%
Available cash on hand	—	—%	—	—%	—	—%
Total sources of dividend and other cash distributions coverage	$26,950	100.0%	$29,236	100.0%	$56,186	100.0%

Cash flows provided by operations (GAAP basis)	$34,422		$30,935		$65,357
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,411)		$(7,405)		$(16,816)
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2021, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at June 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended June 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended June 30, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our Class A common stock made during the quarter ended June 30, 2021.

	Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30	58,445	$9.57	—	—
May 1 through May 31	—	$—	—	—
June 1 through June 30	—	$—	—	—
Repurchases represent shares withheld to pay taxes on the vesting of restricted shares granted to employees of our Advisor or its affiliates under our 2018 Omnibus Incentive Compensation Plan. The value of the shares withheld is the closing price of our Class A common stock on the date the vesting occurred (or, if not a trading day, the immediately preceding trading day).
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
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 5, 2021

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (3)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
3.4 (4)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021.
4.1 (5)	Eighth Amendment dated July 21, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
4.2 (6)
Master Indenture, dated as of May 30, 2019, as amended by that certain Amendment No. 1 dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC and Citibank, N.A., as indenture trustee.

4.3 (6)
Series 2021-1 Indenture Supplement, dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC and Citibank, N.A., as indenture trustee.

10.1 (7)	Form of Amendment No. 1 to Restricted Share Award Agreement dated as of October 7, 2020, between American Finance Trust, Inc., and Katie P. Kurtz.
10.2 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 21, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC.
10.3 (6)	Amended and Restated Guaranty, dated as of June 3, 2021, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee.
10.4 (6)	Amended and Restated Property Management and Servicing Agreement, dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2021.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2021.
(7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 26, 2021.