Form 10-Q
period 2021-09-30
American Finance Trust, Inc
filed 2021-11-04
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 29, 2021, the registrant had 123,506,474 shares of common stock outstanding.

AMERICAN FINANCE TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$746,355	$723,316
Buildings, fixtures and improvements	2,943,693	2,830,508
Acquired intangible lease assets	462,378	454,245
Total real estate investments, at cost	4,152,426	4,008,069
Less: accumulated depreciation and amortization	(723,792)	(639,367)
Total real estate investments, net	3,428,634	3,368,702
Cash and cash equivalents	98,989	102,860
Restricted cash	15,863	10,537
Deposits for real estate investments	752	137
Derivative assets, at fair value	2,028	—
Deferred costs, net	17,216	16,663
Straight-line rent receivable	71,370	66,581
Operating lease right-of-use assets	18,318	18,546
Prepaid expenses and other assets (including $140 and $1,939 due from related parties as of September 30, 2021 and December 31, 2020, respectively)	41,998	23,941
Assets held for sale	—	—
Total assets	$3,695,168	$3,607,967

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,587,462	$1,490,798
Credit facility	186,242	280,857
Below market lease liabilities, net	79,809	78,674
Accounts payable and accrued expenses (including $3,404 and $273 due to related parties as of September 30, 2021 and December 31, 2020, respectively)	33,256	25,210
Operating lease liabilities	19,209	19,237
Derivative liabilities, at fair value	—	123
Deferred rent and other liabilities	9,976	9,794
Dividends payable	6,000	3,675
Total liabilities	1,921,954	1,908,368

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 and 8,796,000 shares authorized, 7,933,711 and 7,842,008 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 and 3,680,000 shares authorized, 4,594,498 and 3,535,700 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	46	35
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 123,506,474 and 108,837,209 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,235	1,088
Additional paid-in capital	2,913,276	2,723,678
Accumulated other comprehensive income (loss)	2,028	(123)
Distributions in excess of accumulated earnings	(1,150,789)	(1,055,680)
Total stockholders’ equity	1,765,875	1,669,077
Non-controlling interests	7,339	30,522
Total equity	1,773,214	1,699,599
Total liabilities and equity	$3,695,168	$3,607,967

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from tenants	$91,915	$78,489	$252,679	$227,987

Operating expenses:
Asset management fees to related party	9,880	6,918	25,123	20,741
Property operating expense	13,384	14,226	40,152	39,049
Impairment of real estate investments	4,554	—	4,645	11,502
Acquisition, transaction and other costs	3,426	1,507	3,604	2,680
Equity-based compensation	4,149	3,235	13,779	9,693
General and administrative	5,589	3,312	15,578	15,504
Depreciation and amortization	32,762	34,951	97,509	104,729
Total operating expenses	73,744	64,149	200,390	203,898
Operating income before gain on sale of real estate investments	18,171	14,340	52,289	24,089
Gain on sale/exchange of real estate investments	478	2,178	775	6,456
Operating income	18,649	16,518	53,064	30,545
Other (expense) income:
Interest expense	(19,232)	(20,871)	(58,927)	(58,778)
Other income	18	871	62	1,004
Total other expense, net	(19,214)	(20,000)	(58,865)	(57,774)
Net loss	(565)	(3,482)	(5,801)	(27,229)
Net (income) loss attributable to non-controlling interests	(4)	10	4	39
Allocation for preferred stock	(5,837)	(3,619)	(17,425)	(10,857)
Net loss attributable to common stockholders	(6,406)	(7,091)	(23,222)	(38,047)

Other comprehensive income (loss):
Change in unrealized income on derivatives	98	(546)	2,151	(546)
Comprehensive loss attributable to common stockholders	$(6,308)	$(7,637)	$(21,071)	$(38,593)

Weighted-average shares outstanding — Basic and Diluted	118,862,852	108,429,315	112,770,685	108,393,269
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.06)	$(0.07)	$(0.21)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

			Nine Months Ended September 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
Issuance of Common Stock, net	—	—	—	—	14,456,837	145	125,937	—	—	126,082	—	126,082
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,047	—	—	2,047	—	2,047
Issuance of Series C Preferred Stock, net	—	—	1,058,798	11	—	—	25,492	—	—	25,503	—	25,503
Equity-based compensation (1)	—	—	—	—	289,449	3	2,075	—	—	2,078	11,701	13,779
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(77,021)	(1)	(723)	—	—	(724)	—	(724)
Dividends declared on Common Stock,$0.63 per share	—	—	—	—	—	—	—	—	(71,287)	(71,287)	—	(71,287)
Dividends declared on Series A Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	(11,172)	(11,172)	—	(11,172)
Dividends declared on Series C Preferred Stock, $1.45 per share	—	—	—	—	—	—	—	—	(6,499)	(6,499)	—	(6,499)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(354)	(354)	(110)	(464)
Net loss	—	—	—	—	—	—	—	—	(5,797)	(5,797)	(4)	(5,801)
Other comprehensive loss	—	—	—	—	—	—	—	2,151	—	2,151	—	2,151
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	(56)	—	—	(56)	56	—
Balance, September 30, 2021	7,933,711	$79	4,594,498	$46	123,506,474	$1,235	$2,913,276	$2,028	$(1,150,789)	$1,765,875	$7,339	$1,773,214

			Three Months Ended September 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	7,933,711	$79	4,594,498	$46	117,706,586	$1,177	$2,829,490	$1,930	$(1,119,182)	$1,713,540	$36,426	$1,749,966
Issuance of Common Stock, net	—	—	—	—	5,822,614	59	49,024	—	—	49,083	—	49,083
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(109)	—	—	(109)	—	(109)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	(104)	—	—	(104)	—	(104)
Equity-based compensation (1)	—	—	—	—	(4,150)	—	312	—	154	466	5,773	6,239
Common stock shares withheld upon vesting of restricted shares	—	—	—	—	(18,576)	(1)	(164)	—	—	(165)	—	(165)
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	—	—	(25,190)	(25,190)	—	(25,190)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(164)	(164)	(37)	(201)
Net loss	—	—	—	—	—	—	—	—	(569)	(569)	4	(565)
Other comprehensive loss	—	—	—	—	—	—	—	98	—	98	—	98
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	1	—	—	1	(1)	—
Balance, September 30, 2021	7,933,711	$79	4,594,498	$46	123,506,474	$1,235	$2,913,276	$2,028	$(1,150,789)	$1,765,875	$7,339	$1,773,214
The accompanying notes are an integral part of these consolidated financial statements.

(1) Presented net of forfeitures. 24,025 restricted shares with a fair value of approximately $165,000 were forfeited during the period.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	6,917,230	$69	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	(184)	—	—	(184)	—	(184)
Issuance of Preferred Stock, net	802,459	8	—	—	19,509	—	—	19,517	—	19,517
Equity-based compensation	—	—	361,943	3	797	—	—	800	8,893	9,693
Dividends declared on Common Stock, $0.70 per share	—	—	—	—	—	—	(75,954)	(75,954)	—	(75,954)
Dividends declared on Preferred Stock, $1.41 per share	—	—	—	—	—	—	(10,856)	(10,856)	—	(10,856)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(315)	(315)	(120)	(435)
Other comprehensive loss	—	—	—	—	—	(546)	—	(546)	—	(546)
Net loss	—	—	—	—	—	—	(27,190)	(27,190)	(39)	(27,229)
Rebalancing of ownership percentage	—	—	—	—	65	—	—	65	(65)	—
Balance, September 30, 2020	7,719,689	$77	108,837,209	$1,088	$2,635,276	$(546)	$(1,047,227)	$1,588,668	$27,568	$1,616,236

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2020	7,719,689	$77	108,527,734	$1,085	$2,635,166	$—	$(1,016,977)	$1,619,351	$24,678	$1,644,029
Issuance of Common Stock, net	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of Preferred Stock, net	—	—	—	—	(92)	—	—	(92)	—	(92)
Equity-based compensation	—	—	309,475	3	269	—	—	272	2,963	3,235
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	(23,065)	(23,065)	—	(23,065)
Dividends declared on Preferred Stock,$0.47 per share	—	—	—	—	—	—	(3,618)	(3,618)	—	(3,618)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(95)	(95)	(36)	(131)
Other comprehensive loss	—	—	—	—	—	(546)	—	(546)	—	(546)
Net loss	—	—	—	—	—	—	(3,472)	(3,472)	(10)	(3,482)
Rebalancing of ownership percentage	—	—	—	—	27	—	—	27	(27)	—
Balance, September 30, 2020	7,719,689	$77	108,837,209	$1,088	$2,635,276	$(546)	$(1,047,227)	$1,588,668	$27,568	$1,616,236

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,801)	$(27,229)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	67,463	66,919
Amortization of in-place lease assets	28,429	36,104
Amortization of deferred leasing costs	1,617	1,707
Amortization (including accelerated write-off) of deferred financing costs	7,991	5,813
Amortization of mortgage (premiums) and discounts on borrowings, net	(972)	(1,670)
Accretion of market lease and other intangibles, net	(3,450)	(4,933)
Equity-based compensation	13,779	9,693
Gain on sale/exchange of real estate investments	(775)	(6,456)
Impairment of real estate investments	4,645	11,502
Payments of prepayment costs on mortgages	3,327	807
Changes in assets and liabilities:
Straight-line rent receivable	(5,068)	(15,694)
Straight-line rent payable	190	244
Prepaid expenses and other assets	(16,316)	(11,017)
Accounts payable and accrued expenses	5,282	4,963
Deferred rent and other liabilities	182	(928)
Net cash provided by operating activities	100,523	69,825
Cash flows from investing activities:
Capital expenditures	(10,106)	(6,901)
Investments in real estate and other assets	(153,704)	(158,014)
Proceeds from sale of real estate investments	4,579	6,707
Deposits for real estate investments	(615)	(1,801)
Net cash used in investing activities	(159,846)	(160,009)
Cash flows from financing activities:
Proceeds from mortgage notes payable	239,928	840,000
Payments on mortgage notes payable	(137,905)	(624,240)
Proceeds from credit facility	30,500	205,000
Payments on credit facility	(125,114)	(232,291)
Payments of financing costs and deposits	(10,059)	(30,192)
Payments of prepayment costs on mortgages	(3,327)	(807)
Common stock repurchases	(560)	—
Distributions on LTIP Units and Class A Units	(320)	(436)
Dividends paid on Class A common stock	(71,287)	(75,951)
Dividends paid on Series A preferred stock	(11,129)	(10,537)
Dividends paid on Series C preferred stock	(4,380)	—
Class A common stock offering costs	—	(161)
Proceeds from issuance of Series A preferred stock, net	1,974	19,530
Proceeds from issuance of Series C preferred stock, net	25,555	—
Proceeds from issuance of Class A common stock, net	126,902	—
Net cash provided by financing activities	60,778	89,915
Net change in cash, cash equivalents and restricted cash	1,455	(269)
Cash, cash equivalents and restricted cash beginning of period	113,397	99,840
Cash, cash equivalents and restricted cash end of period	$114,852	$99,571

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents, end of period	$98,989	$86,265
Restricted cash, end of period	15,863	13,306
Cash, cash equivalents and restricted cash end of period	$114,852	$99,571

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$52,887	$54,965
Cash paid for income and franchise taxes	1,112	665

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$70	$2
Accrued Series C preferred stock offering costs	69	—
Accrued Class A common stock offering costs	827	—
Series A preferred stock dividend declared	3,719	3,619
Series C preferred stock dividend declared	2,118	—
Proceeds from real estate sales used to pay off related mortgage notes payable	1,108	5,586
Mortgage notes payable released in connection with disposition of real estate	(1,108)	(5,586)
Accrued capital expenditures	1,583	3,536
Assets provided through real estate substitution	—	(2,202)
Assets received through real estate substitution	—	4,380

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1 — Organization
American Finance Trust, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2021, the Company owned 968 properties, comprised of 20.1 million rentable square feet, which were 93.2% leased, including 935 single-tenant net leased commercial properties (893 of which are retail properties) and 33 multi-tenant retail properties.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of September 30, 2021 and December 31, 2020, the Company had no interests in entities that were not wholly owned.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, the Company has executed several types of lease amendments. These agreements include deferrals and abatements and also may include extensions to the term of the leases.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2021, these leases had an average remaining lease term of approximately 8.7 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of September 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$69,143
2022	274,645
2023	261,254
2024	245,207
2025	227,540
2026	210,747
Thereafter	1,267,169
$2,555,705
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and nine months ended September 30, 2021, such amounts were $0.3 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2020, such amounts were $0.4 million and $0.7 million, respectively.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and throughout 2021, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended September 30, 2021 the Company recorded a net recovery of $0.1 million of uncollectable amounts during the period. During the nine months ended September 30, 2021, uncollectable amounts were $1.3 million, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of the Company’s multi-tenant properties that terminated its lease. Such amounts were $0.5 million and $5.2 million for the three and nine months ended September 30, 2020, respectively.
During the third quarter of 2021, the Company entered into a lease termination agreement with a tenant at 12 of its properties. The Company recorded approximately $10.5 million in revenue from tenants in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 as a result of all of the accounting impacts of related to this lease termination. This amount consists of a lease termination fee of $10.4 million, a $0.7 million below market lease intangibles write off (see Note 3 — Real Estate Investments. Net), less $0.6 million in previously recorded straight-line rent receivables accrued on these leases. In addition, the nine months ended September 30, 2021 also includes $0.8 million in lease termination fees from a tenant in one of the Company’s multi-tenant properties that terminated its lease.
The $10.4 million termination fee is recorded in prepaid expenses and other assets on the Company’s consolidated balance sheet as of September 30, 2021. The payment was received by the Company in October 2021.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended September 30, 2021 and 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of September 30, 2021, no properties were considered held for sale, and as of December 31, 2020, the Company had no properties classified as held for sale.
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three and nine months ended September 30, 2021 or year ended December 31, 2020, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three and nine month periods ended September 30, 2021 and 2020 were asset acquisitions.
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
September 30, 2021
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
Equity-Based Compensation
The Company has stock-based plans under which its directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the ten-trading day trailing average closing stock price of the Company’s Class A common stock for the ten trading days up to and including July 19, 2021 (the “Initial Share Price”). This resulted in $5.2 million of additional expense for equity-based compensation during the nine months ended September 30, 2021. On July 21, 2021, the Company entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”) pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419, the Initial Share Price. As a result, the LTIP Units issued under the 2021 OPP were reclassified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements. For additional information, see Note 12— Equity-Based Compensation.
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
Following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its balance sheet and statement of equity.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2021 (2)	2020
Real estate investments, at cost:
Land	$27,168	$33,935
Buildings, fixtures and improvements	113,576	105,447
Total tangible assets	140,744	139,382
Acquired intangible assets and liabilities: (1)
In-place leases	19,121	18,915
Above-market lease assets	—	1,743
Below-market lease liabilities	(6,161)	(2,026)
Total intangible assets, net	12,960	18,632
Consideration paid for acquired real estate investments, net of liabilities assumed	$153,704	$158,014
Number of properties purchased	56	72
________
(1)Weighted-average remaining amortization periods for in-place leases and below-market lease liabilities acquired during the nine months ended September 30, 2021 were 14.9 years and 19.2 years, respectively, as of each property’s respective acquisition date. No above-market lease assets were acquired during the nine months ended September 30, 2021.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
(2)Includes two acquisitions of parcels adjacent to one of the Company’s multi-tenant properties.

The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
In-place leases, included in depreciation and amortization (1)	$9,220	$12,768	$28,429	$36,104

Above-market lease intangibles	$(587)	$(747)	$(1,877)	$(2,149)
Below-market lease liabilities (2)	2,075	2,412	5,371	7,120
Total included in revenue from tenants	$1,488	$1,665	$3,494	$4,971

Below-market ground lease asset (3)	$8	$8	$24	$24
Above-market ground lease liability (3)	—	—	—	(1)
Total included in property operating expenses	$8	$8	$24	$23
______
(1) Includes approximately $3.3 million in accelerated write-offs in the nine months ended September 30, 2020 as a result of tenant lease terminations.
(2)    Includes approximately $0.7 million in accelerated write-offs in the three and nine months ended September 30, 2021 as a result of a tenant’s lease termination for 12 properties.
(3) In accordance with lease accounting rules effective January 1, 2019, intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheet and the amortization expense of such balances is included in property operating expenses on the consolidated statement of operations and comprehensive loss.
The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2021 (remainder)	2022	2023	2024	2025
In-place leases, to be included in depreciation and amortization	$8,986	$34,178	$31,793	$29,144	$25,946

Above-market lease intangibles	$568	$2,069	$1,767	$1,653	$1,290
Below-market lease liabilities	(1,643)	(6,363)	(6,221)	(6,026)	(5,800)
Total to be included in revenue from tenants	$(1,075)	$(4,294)	$(4,454)	$(4,373)	$(4,510)
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below. As of September 30, 2021 no properties were considered held for sale, and as of December 31, 2020 there were no properties classified as held for sale.
Real Estate Sales/Exchanges
During the nine months ended September 30, 2021, the Company sold eight properties, one of which was leased to Truist Bank, for an aggregate contract price of $6.1 million, resulting in a gain of $0.8 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
During the nine months ended September 30, 2020, the Company sold six properties leased to Truist Bank for an aggregate contract price of $13.3 million, exclusive of closing costs and related mortgage repayments. These sales resulted in aggregate gains of $4.3 million, which are reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020. In addition, the Company recorded a gain on sale of $2.2 million related to a non-monetary exchange of two properties then owned by the Company pursuant to a tenant’s exercise of its right to substitute properties under its lease, resulting in a total gain on sale/exchange of $6.5 million, which is reflected in gain on sale/exchange of real estate investments on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.
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
Impairment Charges
The Company recorded an impairment charge of $4.6 million for the three and nine months ended September 30, 2021. Of this amount, $0.1 million related to a vacant single-tenant held-for-use property in Brunswick, Georgia, which was recorded to adjust the property to its fair value as determined by a purchase and sale agreement which was terminated in the second quarter of 2021. An impairment charge of approximately $4.6 million was recorded in the three months ended September 30, 2021 related to six vacant held-for-use properties located in various states. Five of these properties were impaired to adjust their fair value as determined by their respective signed purchase and sales agreements (“PSAs”) or non-binding letters of intent (“LOIs”), and one property was impaired to adjust its fair value as determined by the income approach as described above.
The Company recorded no impairments for the three months ended September 30, 2020 and $11.5 million of impairment charge for the nine months ended September 30, 2020 related to one of its multi-tenant held-for-use properties which was recorded to adjust the property to its fair value as determined by the income approach described above.
Tenant Improvements Write-Off
During the second quarter of 2020, a tenant in the health club business in one of our multi-tenant properties declared bankruptcy and vacated its space while in the process of improving the space. The Company had already reimbursed $0.8 million to the tenant for these improvements. As a result of the tenant’s bankruptcy, improvements being made by the tenant were not paid for by the tenant and the Company additionally accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. The Company determined that certain of the improvements no longer had any value in

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations for the nine months ended September 30, 2020.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2021 and December 31, 2020 consisted of the following:

		Outstanding Loan Amount as of			Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2021		December 31, 2020	September 30, 2021		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)		(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	98	$118,380		$119,084	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	106	120,796		121,000	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	35	54,707		—	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	61	94,493		—	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	22	35,000		—	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	55,000		—	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	357	478,376		240,084

SAAB Sensis I	—	—	(6)	6,217	6.01%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	—	—	(5)	9,560	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	—	—	(5)	60,952	5.50%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	—	—	(5)	3,792	5.50%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	1	125,000	(7)	125,000	3.27%		Fixed (4)	Sep. 2025	Sep. 2025
Stop & Shop	4	45,000		45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	368	715,000		715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	—	—	(6)	21,677	4.97%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	—	—		34,000	4.82%		Variable	Dec. 2021	Dec. 2021
Bob Evans I	22	22,842		23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000		210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400		33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	786	1,629,618		1,528,632	3.75%	(1)
Deferred financing costs, net of accumulated amortization (2)		(42,037)		(38,760)
Mortgage (discounts) and premiums, net (3)		(119)		926
Mortgage notes payable, net		$1,587,462		$1,490,798

__________
(1) Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2021.
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
(4) Mortgage is fixed by an interest rate swap agreement which fixes the effective interest rate at 3.27%. In October 2021, in connection with the repayment of the mortgage, this interest rate swap agreement was terminated. See Note 14 — Subsequent Events for additional information.
(5) Mortgage was fully repaid with proceeds from the 2021 Net Lease Mortgage Notes discussed below.
(6) Mortgages were fully repaid with proceeds from borrowings under the Credit Facility during the third quarter of 2021.
(7) In October 2021, this mortgage was fully repaid with proceeds from the issuance of the Senior Notes (as defined in Note 14 —-Subsequent Events). See Note 14 — Subsequent Events for additional information.
In connection with refinancing certain properties, the Company may incur prepayment penalties relating to its prior debt obligations. During the three and nine months ended September 30, 2021, such amounts were $3.3 million. During the three and nine months ended September 30, 2020, such amounts were $0.5 million and $0.8 million, respectively. These prepayment penalties are included in acquisition, transaction, and other costs in the consolidated statement of operations.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
As of September 30, 2021 and December 31, 2020, the Company had pledged $2.7 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2021 and December 31, 2020, $1.3 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (see Note 5 — Credit Facility for more details). The asset pool comprising the borrowing base under the credit facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the credit facility.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to September 30, 2021 and thereafter:

(In thousands)	Future Principal Payments
2021 (remainder)	$902
2022	3,712
2023	2,629
2024	1,646
2025	841,670
2026	116,929
Thereafter	662,130
$1,629,618
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2021, the Company was in compliance with all operating and financial covenants under these agreements.
Net Lease Mortgage Notes
On June 3, 2021, certain subsidiaries of the Company (the “2021 Issuers”) completed the issuance of $318.0 million aggregate principal amount of Net Lease Mortgage Notes (the “2021 Net Lease Mortgage Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Net Lease Mortgage Notes are cross-collateralized with the $242.0 million in aggregate principal amount of Net Lease Mortgage Notes issued in 2019 (the “2019 Net Lease Mortgage Notes” and, together with the 2021 Net Lease Mortgage Notes, the “Notes”) issued by certain other subsidiaries of the Company (the “2019 Issuers” and, together with the 2021 Issuers, the “Issuers”). The Notes were issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross-collateralized with the Notes.
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
The Class B Notes are currently retained by the OP and are eliminated upon consolidation, and therefore not presented in the Company’s consolidated financial statements/ The Class B Notes may be sold to unaffiliated third parties in the future. The Class B-1 (BBB) Notes were initially rated BBB (sf) by Standard & Poors and are comprised of $30.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 4.02%. The Class B-2 (BBB) Notes were initially rated BBB (sf) by Standard & Poors and are comprised of $48.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 4.58%. The 2021 Net Lease Mortgage Notes have a rated final payment date in May 2051.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
The Notes may be redeemed at any time prior to their anticipated repayment date subject to payment of a make-whole premium. The 2021 Net Lease Mortgage Notes (excluding the Class B Notes) are collectively amortizing at a rate of approximately 0.86% per annum. The 2019 Net Lease Mortgage Notes are collectively amortizing at a rate of approximately 0.5% per annum. If any class of Notes is not paid in full at its respective anticipated repayment date, additional interest will begin to accrue on those Notes.
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
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into the Credit Facility with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto (the “Credit Facility”). On October 1, 2021, Company entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto. Also, upon the closing of the Senior Notes (as defined in Note 14 — Subsequent Events) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. Such amounts are available to be reborrowed subject to the Company’s availability. For additional details on the amendment and restatement of the Credit Facility and the issuance of the Senior Notes, see Note 14 — Subsequent Events.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The aggregate total commitments prior to the amendment and restatement of the Credit Facility were $540.0 million as of September 30, 2021, and through an uncommitted “accordion feature” would have allowed for increased commitments under the Credit Facility of up to $375.0 million. The amount available for future borrowings under the Credit Facility was based on the lesser of (i) 60% of the value of the pool of eligible unencumbered real estate assets comprising the borrowing base, and (ii) a maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date. As of September 30, 2021, and after giving effect to the amendment and restatement of the Credit Facility, the Company had a total borrowing capacity under the Credit Facility of $494.1 million based on the value of the borrowing base under the Credit Facility, and of this amount, $186.2 million was outstanding under the Credit Facility as of September 30, 2021 and $307.9 million remained available for future borrowings.
The Credit Facility requires payments of interest only. Prior to the amendment and restatement, borrowings under the Credit Facility bore interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ended June 30, 2021, the margin was 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR regardless of the Company’s consolidated leverage ratio. The “floor” on LIBOR was 0.25%. As of September 30, 2021 and December 31, 2020, the weighted-average interest rate under the Credit Facility was 2.17% and 2.79%, respectively.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. The Credit Facility contains language governing the establishment of a replacement benchmark index to serve as an alternative to LIBOR, when necessary.
The Credit Facility contained various customary operating covenants, including the restricted payments covenant described in more detail below, as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Facility also contained financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum other recourse debt to total asset value, and minimum net worth.
Under Credit Facility, subject to certain exceptions, the Company is not permitted to pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”)) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) in an aggregate amount exceeding 95% of MFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not exceeding 105% of MFFO for any applicable period if, as of the last day of the period, the Company was able to satisfy a maximum leverage ratio after giving effect to the payments and also had a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company could not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of September 30, 2021, the Company was in compliance with the operating and financial covenants under the Credit Facility.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2021 and 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale. There were no impaired real estate investments held for sale as of September 30, 2021 and December 31, 2020. Carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use at the time of impairment. The carrying value of these held for use impaired real estate investments held for use on the consolidated balance sheet represents their

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
As of September 30, 2021 and December 31, 2020, the carrying value of advances to the Company under the Credit Facility were $186.2 million and $280.9 million. The fair value of the advances to the Company under the Credit Facility was $186.4 million and $278.8 million as of September 30, 2021 and December 31, 2020, respectively, due to the widening of the credit spreads during the current period.
The carrying value of the Company’s mortgage notes payable as of September 30, 2021 and December 31, 2020 were $1.6 billion and $1.5 billion, respectively, and the fair value was $1.6 billion and $1.6 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
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
The Company entered into an interest rate swap on September 1, 2020 in a notional amount of $125.0 million. The interest rate swap became effective on October 13, 2020, and fixed the interest rate on a mortgage loan that was refinanced on September 4, 2020 at an effective interest rate of 3.26% and was to expire in July 2026. Subsequent to September 30, 2021, this interest rate swap was terminated when the mortgage loan was repaid and the Company received $2.1 million as a result of the termination. See Note 14—Subsequent Events for additional information. Additionally, in conjunction with the refinancing of a mortgage loan in December 2020, the Company entered into an interest rate cap agreement in a notional amount of $34.0 million. The fair value of this interest rate cap is insignificant and therefore is not shown on the consolidated balance sheet as of September 30, 2021 or December 31, 2020.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2021 and December 31, 2020.

(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest Rate “Pay-fixed” Swaps	Derivative assets, at fair value	$2,028	$—
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$—	$123

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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $2.0 million will be reclassified from other comprehensive income as a decrease to interest expense as the interest rate “pay-fixed” swap agreement was terminated and the Company received $2.1 million after settlement. See Note 14—Subsequent Events for additional information.
As of September 30, 2021 and December 31, 2020 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate “Pay-fixed” Swaps	1	$125,000	1	$125,000
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Amount of gain (loss) recognized in AOCI on interest rate derivatives	$24	$(546)	$1,943	$(546)
Amount of (loss) reclassified from AOCI into income as interest expense	$(74)	$—	$(208)	$—
Total amount of interest expense presented in the consolidated income statements	$19,232	$20,871	$58,927	$58,778
Non-Designated Hedges
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded an immaterial loss on non-designated hedging relationships. during the three and nine months ended September 30, 2021. The Company did not record any gains or losses during the three and nine months ended September 30, 2020 since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during those years. As of September 30, 2021, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2021		December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Cap	1	$34,000	1	$34,000
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2021	$2,028	$—	$—	$2,028	$—	$—	2,028
December 31, 2020	$—	$(123)	$—	$(123)	$—	$—	(123)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2021, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.0 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had 123.5 million and 108.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
In January, February and March of 2020, the Company paid dividends on its Class A common stock at an annualized rate equal to $1.10 per share, or $0.0916667 per share on a monthly basis. In March 2020, the Company’s board of directors approved a reduction in the Company’s annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis. The new common stock dividend rate became effective beginning with the Company’s April 1, 2020 dividend declaration.
Historically, and through September 30, 2020, the Company declared dividends on its common stock based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stockholders of record on the applicable record date. On August 27, 2020, the Company’s board of directors approved a change in the Company’s Class A common stock dividend policy. The Company anticipates paying future dividends authorized by its board of directors on shares of Class A common stock on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three and nine months ended September 30, 2021 and 2020 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents.
The Company sold 5,822,614 shares of Class A common stock through its Class A Common Stock ATM program during the three months ended September 30, 2021, which generated $49.9 million of gross proceeds, and net proceeds of $49.1 million after commissions and fees of $0.8 million. The Company sold 14,456,837 shares of Class A common stock through its Class A Common Stock ATM program during the nine months ended September 30, 2021, which generated $128.2 million of gross proceeds, and net proceeds of $126.1 million after commissions and fees of $2.1 million. The Company did not sell any shares under the Class A Common Stock ATM Program during the three and nine months ended September 30, 2020.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of September 30, 2021. The Company had 7,933,711 and 7,842,008 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. No shares of Series B Preferred Stock were issued or outstanding as of September 30, 2021 or December 31, 2020. The Company had 4,594,498 and 3,535,700 shares of its Series C Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.
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
The Company did not sell any shares of Series A Preferred Stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000. The Company did not sell any shares of Series A Preferred Stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold 802,459 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $20.3 million and net proceeds of $20.0 million, before commissions paid of approximately $0.3 million.
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
The Company did not sell any shares of Series C Preferred Stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.6 million, after commissions and fees paid of approximately $0.9 million.
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
September 30, 2021
(Unaudited)
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
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2021 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of September 30, 2021 and December 31, 2020. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. Accordingly, these new LTIPs are reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of September 30, 2021. For additional information, see Note 12 — Equity-Based Compensation relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.
As of September 30, 2021 and December 31, 2020, non-controlling interest is comprised of the following components:

(In thousands)	September 30, 2021	December 31, 2020
Non-controlling interest attributable to LTIP Units	$5,191	$28,317
Non-controlling interest attributable to Class A Units	2,148	2,205
Total non-controlling interest	$7,339	$30,522
Following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified $34.8 million of amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of changes in equity.
Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 16.3 years to 33.9 years as of September 30, 2021. As of September 30, 2021, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.3 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three months ended September 30, 2021.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 27.2 years and a weighted-average discount rate of 7.5% as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company paid cash of $0.5 million and $1.2 million, respectively, for amounts included in the

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
measurement of lease liabilities and recorded expense of $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2020, the Company paid cash of $0.5 million and $1.2 million recorded expense of $0.5 million and $1.4 million, respectively. The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company as of September 30, 2021:

(In thousands)	Future Base Rent Payments
2021 (remainder)	$347
2022	1,532
2023	1,549
2024	1,560
2025	1,598
Thereafter	44,358
Total lease payments	50,944
Less: Effects of discounting	(31,735)
Total present value of lease payments	$19,209
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the St. Clair-Hibbard motions to dismiss, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the St. Clair-Hibbard action. Plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. Plaintiffs’ motion to amend has been fully briefed, and oral argument was held in November 2020. The parties are now awaiting a decision from the Court. The Company believes that the proposed second amended complaint is without merit and intends to defend against it vigorously. Due to the early stage of the litigation, no estimate of a probable loss or any reasonably possible losses are determinable at this time.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
The Company did not incur any legal costs related to the above litigation in the three months ended September 30, 2021, and in the three months ended September 30, 2020, the Company incurred legal costs of approximately $0.2 million. For the nine months ended September 30, 2021 and 2020, the Company incurred legal costs related to the above litigation of approximately $30,000 and $0.7 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”), and during the three months ended March 31, 2020, reimbursements of $9,000 were received and recorded in other income in the consolidated statements of operations and comprehensive loss. There were no such reimbursements recorded thereafter. The Company may receive additional reimbursements in the future. However, the Policies are subject to other claims that have priority over the Company’s claim for reimbursement, and the Company therefore does not believe it is likely to recover any additional reimbursements.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021. For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below.
In-Sourced Expenses
The Advisor has been and may continue to be reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including in-sourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2020.
The Company incurred $23,000 and $42,000 of acquisition expenses and related cost reimbursements for the three and nine months ended September 30, 2021, respectively, and $48,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively.
Asset Management Fees and Incentive Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations and comprehensive loss. The Company incurred $9.9 million and $25.1 million during the three and nine months ended September 30, 2021, respectively, and $6.9 million $20.7 million for the three and nine months ended September 30, 2020, respectively, in base management fees (including both the fixed and variable portion) and incentive management fees.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the variable management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The variable management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company incurred incentive variable management fees of $2.3 million and $3.0 million during the three and

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
nine months ended September 30, 2021, respectively. No incentive variable management fees were incurred during the three and nine months ended September 30, 2020.
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
Pursuant to the ABS Property Management Agreement, as amended and restated in connection with the issuance of the 2021 Net Lease Mortgage Notes in June 2021, for all properties that are not specially serviced, the Issuers are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25% and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of the properties that are a part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, for all properties that were not specially serviced, the Issuers were required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to one-twelfth of 0.75% and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of all the specially serviced properties that are part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, the monthly fee for specially serviced properties was equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager has retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services that the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
Professional Fees and Other Reimbursements

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
These reimbursements are included in Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company incurred $2.0 million and $6.2 million, respectively, of reimbursement expenses from to the Advisor providing administrative services and $1.9 million and $6.5 million of these expenses during the three and nine months ended September 30, 2020, respectively.
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
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 12 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable is

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
payable to the Company over a 10-month period from January 2021 through October 2021. During the three and nine months ended September 30, 2021, approximately $0.4 million and $1.3 million, respectively, of this amount was received.
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company (the “2020 Bonus Awards”) . The 2020 Bonus Awards are paid by the Advisor over an eleven-month period from June 2021 to April 2022. The final amounts awarded exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.4 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer), (ii) payment of a portion of bonuses in the form of restricted shares (which is recorded as equity-based compensation expense) and (iii) a general reduction in final bonuses for remaining personnel of the Advisor or its affiliates due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.4 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. The Advisor paid the $1.4 million receivable to the Company in August 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
(In thousands)	2021	2020	2021	2020	September 30, 2021		December 31, 2020
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$23	$48	$42	$135	$23		$96
Ongoing fees:
Asset management fees to related party	9,880	6,918	25,123	20,740	2,346		177
Property management and leasing fees (2)	2,172	2,056	7,023	4,756	853		—
Professional fees and other reimbursements (3)	2,471	2,385	7,638	7,739	182		(77)
Professional fee credit due from Advisor	—	(1,396)	(1,444)	(1,396)	(140)	(4)	(1,862)	(4)
Total related party operating fees and reimbursements	$14,546	$10,011	$38,382	$31,974	$3,264		$(1,666)
______
(1) Amounts for the three and nine months ended September 30, 2021 and 2020 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2) Amounts for the three and nine months ended September 30, 2021 and 2020 are included in property operating expenses in the consolidated statements of operations and comprehensive loss with the exception of approximately $2.8 million of leasing fees incurred in the nine months ended September 30, 2021 which were capitalized, and are included in deferred costs, net in the consolidated balance sheet. A portion of leasing fees are ultimately paid to a third party.
(3) Amounts for the three and nine months ended September 30, 2021 and 2020 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors’ and officers’ insurance.
(4) Included in this receivable from the Advisor as of December 31, 2020 is $1.4 million that relates to overpayment of the 2019 Bonus Awards. During the three and nine months ended September 30, 2021, approximately $0.4 million and $1.3 million, respectively, was received from the Advisor relating to the overpayment of the 2019 Bonus Awards and the $0.5 million receivable relating to the overpayment of invoices for a shared service was received. As a result, a receivable of approximately $0.1 million related to the 2019 Bonus Awards remained as of September 30, 2021. This amount was fully received in October 2021. In addition, the Company was reimbursed for the $1.4 million related to the 2020 Bonus Awards in August 2021.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
The following table reflects the activity of restricted shares for the three months ended September 30, 2021:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2020	400,872	$7.62
Granted (1)	313,474	9.40
Vested	(266,427)	9.27
Forfeited	(24,025)	6.86
Unvested, September 30, 2021	423,894	7.94
________
(1) Includes restricted shares granted to the Company’s former chief financial officer in February 2021 (see below for additional information).
As of September 30, 2021, the Company had $3.3 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $0.3 million and $2.1 million for the three and nine months ended September 30, 2021 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2020. The higher expense recorded in the first nine months of 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
On February 26, 2021, the Company’s board of directors approved an amendment to the award agreement for 69,875 restricted shares previously awarded to the Company’s former chief financial officer. These restricted shares had been scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020), however, in accordance with the amendment, these shares fully vested upon the effectiveness of the resignation of the Company’s former chief financial officer on April 9, 2021. This was treated as a modification of the award of these restricted shares and, in addition to accelerating the original expense, the Company was also required to calculate excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment and record such excess as expense through April 9, 2021. In addition, also on February 26, 2021, the Company’s board of directors granted the Company’s former chief financial officer an additional award of 52,778 restricted shares that also fully vested on upon the effectiveness of her resignation on April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the nine months ended September 30, 2021.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended September 30, 2021 or 2020.
Multi-Year Outperformance Agreements
2021 OPP

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
On July 21, 2021, the Company and the Advisor entered into the 2021 OPP. Based on a maximum award value of $72.0 million and the Initial Share Price of $8.4419, which was determined on July 20, 2021, the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Class A common stock dividends, compared to the Initial Share Price over a performance period commencing on July 20, 2021 and ending on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s services as the Company’s advisor.
The amortization of the fair value of the LTIP Units that were granted will be recorded evenly over the requisite service period which is approximately 38.5 months from May 4, 2021, the date that the Company’s independent board of directors approved the award of LTIP Units under the 2021 OPP, through July 20, 2024, the end of the performance period.
As of June 30, 2021, the number of LTIP Units to be granted under the 2021 OPP was not yet determined. Accordingly, as of June 30, 2021 the award of LTIP Units under the 2021 OPP was classified as a liability award and a liability of approximately $1.9 million was reflected in equity-based compensation expense and accounts payable as of that date representing the pro rata share of the June 30, 2021 estimated value accrued over the service period from May 4, 2021 (date of grant) to July 20, 2024 (end of the performance period). As of July 20, 2021, the Initial Share Price and the number of LTIP Units to be granted under the 2021 OPP became known and the fair value of the award as of July 20, 2021 was determined to be $40.8 million. As a result, the award of LTIP Units under the 2021 OPP was reclassified as an equity award on July 20, 2021, with any change in value and cumulative effect thereof, reflected income and equity statements on that date.
2018 OPP
On the Listing Date, the Company granted a performance-based equity award to the Advisor in the form of a Master LTIP Unit pursuant to the 2018 OPP. The Master LTIP Unit was automatically converted on August 30, 2018 (the “Effective Date”), the 30th trading day following the Listing Date, into 4,496,796 LTIP Units equal to the quotient of $72.0 million divided by $16.0114, the ten-day trailing average closing price of the Company’s Class A common stock on Nasdaq over the ten consecutive trading days immediately prior to the Effective Date. The Effective Date was the grant date for accounting purposes. In accordance with accounting rules, the total fair value of the LTIP Units of $32.0 million was calculated and fixed as of the grant date, and was recorded over the requisite service period of three years. In March 2019, the Company entered into an amendment to the 2018 OPP to reflect a change in the peer group resulting from the merger of one member of the peer group, Select Income REIT, with Government Properties Income Trust, with the entity surviving the merger renamed as Office Properties Income Trust. Under the accounting rules, the Company was required to calculate any excess of the new value of LTIP Units in accordance with the provisions of the amendment ($10.9 million) over the fair value immediately prior to the amendment ($8.1 million). This excess of approximately $2.8 million was expensed over the period from March 4, 2019, the date the Company’s compensation committee approved the amendment, through July 19, 2021.
The LTIP Units issued pursuant to the 2018 OPP could potentially have been earned by the Advisor based on the Company’s achievement of threshold, target and maximum performance goals based on the Company’s absolute and relative TSR over a three-year performance period that ended on July 19, 2021. Prior to the issuance of LTIP Units pursuant to the 2021 OPP, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned under either the absolute or relative thresholds. These LTIP Units were thus automatically forfeited effective as of July 19, 2021, without the payment of any consideration by the Company or the OP. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of equity.
Compensation Expense - 2021 OPP and 2018 OPP
During the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $3.8 million and $11.7 million, respectively, which includes $3.2 million and $5.2 million of additional expense, respectively, relating to the 2021 OPP. During the three and nine months ended September 30, 2020, the Company recorded equity-based compensation expense related to the LTIP Units of $3.0 million and $8.9 million, respectively. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
comprehensive loss. As of September 30, 2021, the Company had no unrecognized compensation expense related to the LTIP Units awarded under the 2018 OPP and $35.6 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 2.8 years.
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
The Company paid distributions on LTIP Units of $20,000 for the three months ended September 30, 2021, and the Company paid distributions on the LTIP Units of $0.3 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company paid distributions on the LTIP Units of $0.1 million and $0.3 million, respectively. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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
September 30, 2021
(Unaudited)

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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2021 and 2020.
Note 13 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(6,406)	$(7,091)	$(23,222)	$(38,047)
Adjustments to net income (loss) for common share equivalents	(165)	(155)	(582)	(517)
Adjusted net loss attributable to common stockholders	$(6,571)	$(7,246)	$(23,804)	$(38,564)

Weighted-average shares outstanding — Basic and Diluted	118,862,852	108,429,315	112,770,685	108,393,269
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.06)	$(0.07)	$(0.21)	$(0.36)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2021 OPP from the numerator.

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested restricted shares, Class A Units and unvested LTIP Units to be common share equivalents. The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted shares (1)	475,341	152,229	424,199	131,653
Class A Units (2)	172,921	172,921	172,921	172,921
2018 LTIP Units (3)	928,686	4,496,796	3,294,356	4,496,796
2021 LTIP Units (3)	6,767,485	—	2,280,618	—
Total	8,344,433	4,821,946	6,172,094	4,801,370
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 423,895 and 400,869 unvested restricted shares outstanding as of September 30, 2021 and 2020, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of September 30, 2021 and 2020.
(3)Weighted-average number of 2018 and 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of September 30, 2021 and 4,496,796 2018 LTIP Units outstanding as of September 30, 2020. For more information see Note 12— Multi-Year Outperformance Agreements.
If dilutive, conditionally issuable shares relating to the 2021 OPP award and 2018 OPP award (see Note 12 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the three and nine months ended September 30, 2021 and 2020 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2021 and 2020 because no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the OPP) at September 30, 2021 and 2020.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
Acquisitions Subsequent to September 30, 2021
Subsequent to September 30, 2021, the Company acquired one property at a contract purchase price of $6.1 million. This acquisition was funded with cash on hand.
Amended and Restated Credit Facility
On October 1, 2021, the Company, entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender party thereto. The aggregate total commitments under the Credit Facility were increased from $540.0 million to $815.0 million, including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. As of the closing of the issuance of the Senior Notes on October 7, 2021, after considering the borrowing availability terms of the amended and restated Credit Facility, the Company’s borrowing availability under the Credit Facility was $132.5 million.
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as Guarantors. The Company may add or remove properties to or from this pool so long as at any time there are at least 15 eligible unencumbered properties with a value of at least $300.0 million, among other things. The amount available for future borrowings under the Credit Facility depends on the amount outstanding thereunder relative to the aggregate

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
commitments; however, the amount the Company may borrow is limited by the financial maintenance covenants described below. At the execution of the amendment and restatement of the Credit Facility, $186.2 million was outstanding under the Credit Facility. This amount was subsequently repaid with a portion of the net proceeds of the Senior Notes.
The Credit Facility requires the Company to pay interest only prior to maturity. Following the amendment and restatement of the Credit Facility, borrowings will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the Company’s consolidated leverage ratio. These spreads reflect a reduction from the previously applicable spreads. In addition, pursuant to the Credit Facility, (i) if the Company or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of the Company or the OP, and (ii) the “floor” on LIBOR was removed.
The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
Any subsidiary owning property that is included in the borrowing base is required to guarantee the OP’s obligations under the Credit Facility. This includes any wholly owned domestic subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties. For any Guarantor subsidiary of the OP, this guarantee will be released if the Company or the OP achieves an investment grade credit rating, but will again be required (i) if either the Company or the OP loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the OP, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
The Credit Facility contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The amended and restated Credit Facility also (i) continues to have financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, and minimum net worth, (ii) amended the maximum recourse debt to total asset value covenant to refer instead to secured recourse debt, and (iii) added new financial maintenance covenants with respect to maximum consolidated unsecured leverage and adjusted net operating income for the pool of eligible unencumbered properties required to be maintained under the Credit Facility to debt service paid on unsecured indebtedness.
Issuance of Senior Notes
On October 7, 2021, the Company and the OP, (together the “Issuers”), issued $500.0 million aggregate principal amount of 4.500% Senior Notes due 2028 (the “Senior Notes”). The Issuers and the subsidiaries of the Issuers that guarantee the Senior Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). At closing, the Issuers used a portion of the net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers’ discounts and offering fees and expenses, to repay amounts outstanding at the time under the Credit Facility of approximately $186.2 million and to repay a $125.0 million mortgage note. The Issuers may use the remaining proceeds to fund future property acquisitions and for other general corporate purposes.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2022.
The Senior Notes are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by the subsidiaries of each Issuer that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the Issuers or a Guarantor will be required to execute a Senior Note Guarantee. Under certain circumstances, the Guarantors may be automatically released from their Senior Note Guarantees without the consent of the holders of Senior Notes.
The Senior Notes and the Senior Note Guarantees are senior unsecured obligations of the Issuers and each Guarantor and are equal in right of payment with all of the other existing and future senior unsecured indebtedness of the Issuers and each Guarantor, including their obligations under the Credit Facility, senior in right of payment to any indebtedness that by its terms is expressly subordinated to the Senior Notes and the Senior Note Guarantees, effectively subordinated to all of the existing and future secured indebtedness of the Issuers and each Guarantor to the extent of the value of the collateral securing such debt and

AMERICAN FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary of the Issuers that do not guarantee the Senior Notes.
The Senior Notes are redeemable at the option of the Issuers, in whole at any time or in part from time to time, in each case prior to June 30, 2028, for cash, at a redemption price equal to the greater of (i) 101% of the principal amount of the Senior Notes to be redeemed or (ii) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if the Senior Notes matured on June 30, 2028 (exclusive of unpaid interest accrued to, but not including, the date of redemption) discounted to the date of redemption on a semi-annual basis at the treasury rate plus 50 basis points, plus, in each case, unpaid interest, if any, accrued to, but not including, the date of redemption. In addition, at any time on or after June 30, 2028, the Senior Notes will be redeemable, at the option of the Issuers, in whole at any time or in part from time to time, for cash, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the Indenture) occurs, the Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The Indenture contains covenants that, among other things, limit the ability of the Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the Indenture has occurred and is continuing, many of the covenants in the Indenture will be suspended or become more lenient and may not go back into effect.
The Indenture contains customary events of default which could, subject to certain conditions, cause the Senior Notes to become immediately due and payable.
Interest Rate Swap Termination
On October 7, 2021, upon the repayment of the $125.0 million mortgage note described above, the Company terminated its pay-fixed interest rate swap agreement with a notional amount of $125.0 million. The fair value of the pay-fixed interest rate swap agreement was $2.0 million as of September 30, 2021 and is presented as an asset in the Company’s consolidated balance sheet. The Company received $2.1 million on October 19, 2021 after settlement.

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
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We intend to focus our future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of September 30, 2021, we owned 968 properties, comprised of 20.1 million rentable square feet, which were 93.2% leased, including 935 single-tenant net leased commercial properties (893 of which are retail properties) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of September 30, 2021, the total single-tenant properties comprised 70% of our total portfolio and were 61% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our portfolio, and were 50% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others. Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. The Advisor manages our day-to-day business with the assistance of our property manager, American Finance Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of September 30, 2021, approximately 58.2% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 46.4% with actual investment grade ratings and 11.8% with implied investment grade ratings, and approximately 31.0% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 21.6% with actual investment grade ratings and 9.4% with implied investment grade ratings.
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

We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected 99% of the original cash rent due for the third quarter 2021 across our entire portfolio, including nearly 100% from our top 20 tenants (based on the total of third quarter original cash rent). This was consistent with the first and second quarters of 2021 and an improvement from the fourth quarter of 2020 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 97% of original cash rent collections for the third quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2020, we granted rent deferrals for an aggregate of $7.0 million or approximately 3% of original cash rent due for the year. During the three and nine months ended September 30, 2021 we deferred an additional $0.2 million of rents. All amounts deferred are or were scheduled for repayment during various times through the end of 2021 or in 2022. During the third quarter of 2021, we collected approximately 20% of the total $7.2 million rents we previously deferred that were due during the third quarter of 2021. We collected 50% of the total $7.2 million during the nine months ended September 30, 2021. During the third quarter of 2021, we granted rent deferrals for less than 1% of original cash rent due during the period, and we granted rent abatements for less than 1% of original cash rent due during the period. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2021 or early 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the third quarter of 2021 uses cash receipts as of October 31, 2021. Cash receipts received in October are not, however, included in cash and cash equivalents on our September 30, 2021 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including amounts previously deferred. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below shows the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020 and 2021.

Period	Single-Tenant (1)	Multi-Tenant (2)	Total Portfolio (3)
First Quarter 2020	98%	100%	99%
Second Quarter 2020	96%	72%	88%
Third Quarter 2020	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%
First Quarter 2021	100%	99%	100%
Second Quarter 2021	100%	100%	100%
Third Quarter 2021	98%	100%	99%
____________
(1) Eliminating the impact of deferred rent paid, single-tenant collections were 99%, 99% and 98% of original cash rent due for the first, second and third quarters of 2021, respectively. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(2) Eliminating the impact of deferred rent paid, multi-tenant collections were 95%, 97% and 96% of original cash rent due for the first, second and third quarters of 2021, respectively. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
(3) Eliminating the impact of deferred rent paid, total portfolio collections were 98%, 99% and 97% of original cash rent due for the first, second and third quarters of 2021, respectively. Deferred rent received was either not present or less than 1% of rent collected before the first quarter of 2021.
The total amounts of abated rent, for abatement agreements entered into through September 30, 2021, was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

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

Properties
The following table represents certain additional information about the properties we own at September 30, 2021:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Apr 2013; May 2013	2	18	6.6	100.0%
Walgreens I	Jul 2013	1	10	16.0	100.0%
Dollar General II	Jul 2013	2	18	6.7	100.0%
AutoZone I	Jul 2013	1	8	5.8	100.0%
Dollar General III	Jul 2013	5	46	6.6	100.0%
BSFS I	Jul 2013	1	9	2.3	100.0%
Dollar General IV	Jul 2013	2	18	4.4	100.0%
Tractor Supply I	Aug 2013	1	19	6.2	100.0%
Dollar General V	Aug 2013	1	12	6.3	100.0%
Mattress Firm I	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	5.2	100.0%
Family Dollar I	Aug 2013	1	8	—	100.0%
Lowe's I	Aug 2013	5	671	7.7	100.0%
O'Reilly Auto Parts I	Aug 2013	1	11	8.8	100.0%
Food Lion I	Aug 2013	1	45	8.1	100.0%
Family Dollar II	Aug 2013	1	8	1.7	100.0%
Walgreens II	Aug 2013	1	14	11.5	100.0%
Dollar General VI	Aug 2013	1	9	4.4	100.0%
Dollar General VII	Aug 2013	1	9	6.5	100.0%
Family Dollar III	Aug 2013	1	8	1.0	100.0%
Chili's I	Aug 2013	2	13	4.2	100.0%
CVS I	Aug 2013	1	10	4.3	100.0%
Joe's Crab Shack I	Aug 2013	1	8	5.5	100.0%
Dollar General VIII	Sep 2013	1	9	6.8	100.0%
Tire Kingdom I	Sep 2013	1	7	3.5	100.0%
AutoZone II	Sep 2013	1	7	1.7	100.0%
Family Dollar IV	Sep 2013	1	8	1.7	100.0%
Fresenius I	Sep 2013	1	6	3.8	100.0%
Dollar General IX	Sep 2013	1	9	3.6	100.0%
Advance Auto I	Sep 2013	1	11	9.8	100.0%
Walgreens III	Sep 2013	1	15	4.5	100.0%
Walgreens IV	Sep 2013	1	14	3.0	100.0%
CVS II	Sep 2013	1	16	15.3	100.0%
Arby's I	Sep 2013	1	3	6.8	100.0%
Dollar General X	Sep 2013	1	9	6.5	100.0%
AmeriCold I	Sep 2013	9	1,407	6.0	100.0%
Home Depot I	Sep 2013	2	1,315	5.3	100.0%
New Breed Logistics I	Sep 2013	1	390	4.6	100.0%
Truist Bank I (2)	Sep 2013	19	96	6.7	89.9%
National Tire & Battery I	Sep 2013	1	11	2.2	100.0%
Circle K I	Sep 2013	19	55	7.1	100.0%
Walgreens V	Sep 2013	1	14	5.9	100.0%
Walgreens VI	Sep 2013	1	15	7.6	100.0%
FedEx Ground I	Sep 2013	1	22	1.7	100.0%
Walgreens VII	Sep 2013	8	113	7.8	100.0%
O'Charley's I	Sep 2013	20	135	10.1	100.0%
Krystal I	Sep 2013	5	11	8.0	100.0%
1st Constitution Bancorp I	Sep 2013	1	3	2.3	100.0%
American Tire Distributors I	Sep 2013	1	125	2.3	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tractor Supply II	Oct 2013	1	23	2.0	100.0%
United Healthcare I (4)	Oct 2013	1	400	—	—%
National Tire & Battery II	Oct 2013	1	7	10.7	100.0%
Tractor Supply III	Oct 2013	1	19	6.6	100.0%
Verizon Wireless	Oct 2013	1	4	8.0	100.0%
Dollar General XI	Oct 2013	1	9	5.6	100.0%
Talecris Plasma Resources I	Oct 2013	1	22	1.5	100.0%
Amazon I	Oct 2013	1	79	1.8	100.0%
Fresenius II	Oct 2013	2	16	5.9	100.0%
Dollar General XII	Nov 2013; Jan 2014	2	18	7.2	100.0%
Dollar General XIII	Nov 2013	1	9	4.5	100.0%
Advance Auto II	Nov 2013	2	14	9.8	100.0%
FedEx Ground II	Nov 2013	1	49	1.8	100.0%
Burger King I	Nov 2013	41	169	16.0	100.0%
Dollar General XIV	Nov 2013	3	27	6.7	100.0%
Dollar General XV	Nov 2013	1	9	7.1	100.0%
FedEx Ground III	Nov 2013	1	24	1.9	100.0%
Dollar General XVI	Nov 2013	1	9	4.2	100.0%
Family Dollar V	Nov 2013	1	8	1.5	100.0%
CVS III	Dec 2013	1	11	2.3	100.0%
Mattress Firm III	Dec 2013	1	5	6.8	100.0%
Arby's II	Dec 2013	1	4	6.6	100.0%
Family Dollar VI	Dec 2013	2	17	2.3	100.0%
SAAB Sensis I	Dec 2013	1	91	3.5	100.0%
Citizens Bank I	Dec 2013	9	31	2.3	100.0%
Truist Bank II (2)	Jan 2014	15	79	7.3	80.1%
Mattress Firm IV	Jan 2014	1	5	2.9	100.0%
FedEx Ground IV	Jan 2014	1	59	1.7	100.0%
Mattress Firm V	Jan 2014	1	6	2.1	100.0%
Family Dollar VII	Feb 2014	1	8	2.8	100.0%
Aaron's I	Feb 2014	1	8	1.9	100.0%
AutoZone III	Feb 2014	1	7	1.5	100.0%
C&S Wholesale Grocer I	Feb 2014	1	360	0.7	100.0%
Advance Auto III	Feb 2014	1	6	10.3	100.0%
Family Dollar VIII	Mar 2014	3	25	1.8	100.0%
Dollar General XVII	Mar 2014; May 2014	3	27	6.5	100.0%
Truist Bank III [2]	Mar 2014	69	343	8.3	94.0%
Truist Bank IV	Mar 2014	6	33	8.3	100.0%
First Horizon Bank	Mar 2014	8	40	7.5	100.0%
Draper Aden Associates	Mar 2014	1	78	9.2	100.0%
Church of Jesus Christ	Mar 2014	1	3	2.0	100.0%
Dollar General XVIII	Mar 2014	1	9	6.5	100.0%
Sanofi US I	Mar 2014	1	737	11.3	100.0%
Family Dollar IX	Apr 2014	1	8	2.5	100.0%
Stop & Shop I	May 2014	7	492	5.3	100.0%
Bi-Lo I	May 2014	1	56	4.3	100.0%
Dollar General XIX	May 2014	1	12	6.9	100.0%
Dollar General XX	May 2014	5	49	5.6	100.0%
Dollar General XXI	May 2014	1	9	6.9	100.0%
Dollar General XXII	May 2014	1	11	5.6	100.0%
FedEx Ground V	Feb 2016	1	46	3.8	100.0%
FedEx Ground VI	Feb 2016	1	121	3.9	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
FedEx Ground VII	Feb 2016	1	42	4.0	100.0%
FedEx Ground VIII	Feb 2016	1	79	4.1	100.0%
Liberty Crossing (3)	Feb 2017	1	106	3.5	83.5%
San Pedro Crossing (3)	Feb 2017	1	207	3.6	94.3%
Tiffany Springs MarketCenter (3)	Feb 2017	1	265	4.2	85.9%
The Streets of West Chester (3)	Feb 2017	1	237	9.1	85.3%
Prairie Towne Center (3)	Feb 2017	1	264	8.8	79.8%
Southway Shopping Center(3)	Feb 2017	1	182	5.2	98.8%
Stirling Slidell Centre (3)	Feb 2017	1	140	1.7	45.8%
Northwoods Marketplace (3)	Feb 2017	1	236	3.8	98.3%
Centennial Plaza (3)	Feb 2017	1	234	2.1	99.5%
Northlake Commons (3)	Feb 2017	1	109	3.7	87.6%
Shops at Shelby Crossing (3)	Feb 2017	1	236	3.4	90.9%
Shoppes of West Melbourne (3)	Feb 2017	1	144	2.7	82.1%
The Centrum (3)	Feb 2017	1	274	9.8	78.3%
Shoppes at Wyomissing (3)	Feb 2017	1	103	3.0	58.7%
Southroads Shopping Center (3)	Feb 2017	1	409	4.0	86.1%
Parkside Shopping Center (3)	Feb 2017	1	183	3.5	80.5%
Colonial Landing (3)	Feb 2017	1	264	5.7	93.6%
The Shops at West End (3)	Feb 2017	1	382	6.5	71.3%
Township Marketplace (3)	Feb 2017	1	299	2.9	92.9%
Cross Pointe Centre (3)	Feb 2017	1	226	9.6	98.6%
Towne Centre Plaza (3)	Feb 2017	1	94	1.6	100.0%
Village at Quail Springs (3)	Feb 2017	1	100	5.7	100.0%
Pine Ridge Plaza (3)	Feb 2017	1	239	2.7	95.8%
Bison Hollow (3)	Feb 2017	1	135	3.2	100.0%
Jefferson Commons (3)	Feb 2017	1	206	5.5	97.9%
Northpark Center (3)	Feb 2017	1	318	4.6	95.0%
Anderson Station (3)	Feb 2017	1	244	5.1	100.0%
Patton Creek (3)	Feb 2017	1	491	3.4	73.0%
North Lakeland Plaza (3)	Feb 2017	1	171	3.8	98.0%
Riverbend Marketplace (3)	Feb 2017	1	143	3.1	88.0%
Montecito Crossing (3)	Feb 2017	1	180	4.2	92.2%
Best on the Boulevard (3)	Feb 2017	1	205	4.1	90.8%
Shops at RiverGate South (3)	Feb 2017	1	141	4.8	96.1%
Dollar General XXIII	Mar 2017; May 2017; Jun 2017	8	71	7.9	100.0%
Jo-Ann Fabrics I	Apr 2017	1	18	3.3	100.0%
Bob Evans I	Apr 2017	22	111	15.6	100.0%
FedEx Ground IX	May 2017	1	54	4.7	100.0%
Chili's II	May 2017	1	6	6.1	100.0%
Sonic Drive In I	Jun 2017	2	3	10.8	100.0%
Bridgestone HOSEPower I	Jun 2017	2	41	7.9	100.0%
Bridgestone HOSEPower II	Jul 2017	1	25	8.1	100.0%
FedEx Ground X	Jul 2017	1	142	5.8	100.0%
Chili's III	Aug 2017	1	6	6.1	100.0%
FedEx Ground XI	Sep 2017	1	29	5.8	100.0%
Hardee's I	Sep 2017	2	7	—	—%
Tractor Supply IV	Oct 2017	2	51	5.1	100.0%
Circle K II	Nov 2017	6	20	15.8	100.0%
Sonic Drive In II	Nov 2017	20	31	16.2	100.0%
Bridgestone HOSEPower III	Dec 2017	1	21	8.8	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Sonny's BBQ I	Jan 2018	3	19	12.3	100.0%
Mountain Express I	Jan 2018	9	30	16.3	100.0%
Kum & Go I	Feb 2018	1	5	6.7	100.0%
DaVita I	Feb 2018	2	13	4.4	100.0%
Imperial I	Mar 2018	9	22	19.1	100.0%
Mountain Express II	Jun 2018	15	59	16.6	100.0%
Dialysis I	Jul 2018	7	65	6.6	100.0%
Children of America I	Aug 2018	2	33	11.9	79.7%
Burger King II	Aug 2018	1	3	11.9	100.0%
Imperial II	Aug 2018	9	18	19.1	100.0%
Bob Evans II	Aug 2018	22	112	15.6	100.0%
Mountain Express III	Sep 2018	14	47	16.8	100.0%
Taco John's	Sep 2018	7	15	12.1	100.0%
HIFZA Trading	Oct 2018	1	4	19.3	100.0%
DaVita II	Oct 2018	1	10	6.0	100.0%
Pizza Hut I	Oct 2018	9	23	12.1	100.0%
Little Caesars I	Dec 2018	11	19	17.3	100.0%
Caliber Collision I	Dec 2018	3	48	10.5	100.0%
Tractor Supply V	Dec 2018; Mar 2019	5	97	9.9	100.0%
Fresenius III	Jan 2019	6	44	5.7	100.0%
Pizza Hut II	Jan 2019	30	86	17.3	100.0%
Mountain Express IV	Feb 2019	8	28	17.3	100.0%
Mountain Express V	Feb 2019; Mar 2019; Apr 2019	18	96	17.4	100.0%
Fresenius IV	Mar 2019	1	9	10.2	100.0%
Mountain Express VI	Jun 2019	1	3	17.3	100.0%
IMTAA	May 2019; Jan 2020	12	40	17.8	100.0%
Pizza Hut III	May 2019; Jun 2019	13	47	17.7	100.0%
Fresenius V	Jun 2019	2	19	10.6	100.0%
Fresenius VI	Jun 2019	1	10	5.3	100.0%
Fresenius VII	Jun 2019	3	59	9.0	50.1%
Caliber Collision II	Aug 2019	1	19	7.5	100.0%
Dollar General XXV	Sep 2019	5	44	9.2	100.0%
Dollar General XXIV	Sep 2019; Oct 2019	9	82	12.9	100.0%
Mister Carwash I	Sep 2019	3	13	18.0	100.0%
Checkers I	Sep 2019	1	1	17.9	100.0%
DaVita III	Sep 2019; Mar 2020	2	20	7.9	100.0%
Dialysis II	Sep 2019	50	426	7.2	100.0%
Mister Carwash II	Nov 2019	2	8	18.2	100.0%
Advance Auto IV	Dec 2019; Jan 2020	14	96	7.8	100.0%
Advance Auto V	Dec 2019	11	73	8.7	100.0%
Dollar General XXVI	Dec 2019	12	114	10.6	100.0%
Pizza Hut IV	Dec 2019; Mar 2020	16	50	18.3	100.0%
American Car Center I	Mar 2020	16	178	18.5	100.0%
BJ's Wholesale Club	Mar 2020	1	110	9.1	100.0%
Mammoth Car Wash	Mar 2020	9	56	18.5	100.0%
Mammoth Car Wash	Apr 2020	1	18	18.5	100.0%
Mammoth Car Wash	Apr 2020	1	4	18.6	100.0%
DaVita IV	Apr 2020	1	10	9.8	100.0%
GPM	Jul. 2020	30	112	14.7	100.0%
IMTAA II	Aug 2020; Dec 2020	10	54	13.9	100.0%
Fresenius IX	Nov 2020	6	46	9.4	100.0%

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Kalma Kaur	Dec 2020	10	37	19.3	100.0%
Dialysis III	Dec 2020	15	128	3.9	100.0%
National Convenience Distributors	Mar 2021	5	385	19.5	100.0%
Advance Auto VI	Mar 2021	2	14	5.7	100.0%
Dollar General XXVII	May 2021; Sept 2021	17	162	6.3	100.0%
Pick N'Save	Jun 2021	1	61	7.3	100.0%
Tidal Wave I	Jul 2021	13	50	19.8	100.0%
Imperial Reliance	Jul 2021	2	4	19.8	100.0%
Aaron's II	Aug 2021	16	139	5.7	100.0%
		968	20,051	8.7	93.2%
________
(1)Remaining lease term in years as of September 30, 2021. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes 12 properties leased to Truist Bank which were unoccupied as of September 30, 2021 and are being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Multi-tenant properties. All other properties are single-tenant.
(4)The tenant’s lease at this property expired effective July 1, 2021.
Results of Operations
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Comparison of the Three Months Ended September 30, 2021 and 2020
We owned 841 properties for the entirety of both the three months ended September 30, 2021 and 2020 (our “Three Month Same Store”) that were 92.8% leased as of September 30, 2021. From July 1, 2020 through September 30, 2021, we acquired 127 properties (our “Acquisitions Since July 1, 2020”) that were 100.0% leased as of September 30, 2021. From July 1, 2020 through September 30, 2021, we sold eight properties (our “Disposals Since July 1, 2020”).
The following table summarizes our leasing activity during the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	7	13,775	$—	$291	$121	$8.78
Lease renewals/amendments (2)	33	337,000	$4,489	$4,454	$529	$1.57
Lease terminations (3)	15	52,768	$1,808	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of September 30, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended September 30, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $6.4 million for the three months ended September 30, 2021, as compared to $7.1 million for the three months ended September 30, 2020. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$86,121	$77,814	$8,307	$5,367	$654	$4,713	$427	$21	$406	$91,915	$78,489	$13,426
Less: Property operating	13,184	14,172	(988)	196	5	191	4	49	(45)	13,384	14,226	(842)
NOI	$72,937	$63,642	$9,295	$5,171	$649	$4,522	$423	$(28)	$451	$78,531	$64,263	$14,268
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
Revenue from Tenants
Revenue from tenants increased $13.4 million to $91.9 million for the three months ended September 30, 2021, compared to $78.5 million for the three months ended September 30, 2020. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since July 1, 2020 of approximately $4.7 million, and by an increase in our Three Month Same Store revenue of approximately $8.3 million.
The increase in Three Month Same Store revenue was impacted by the recording of a termination fee, as a result of us entering into a termination agreement with a tenant at 12 of our properties. The termination agreement required the tenant to pay us a termination fee of approximately $10.4 million, which we received in October 2021. As a result, after considering previously recorded straight-line rent on these leases and the write-off of below market lease intangibles, we recorded net termination fee income of $10.5 million in revenue from tenants during the three months ended September 30, 2021. Additionally, revenue in our Three Month Same Store properties increased as a result of $0.6 million less bad debt expense incurred in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
These revenue increases were partially offset by $1.3 million in lower revenue due to the expiration of our United Healthcare lease, which was not renewed on July 1, 2021 and had annual rents of $5.4 million prior to its expiration, and by $0.7 million in below market lease intangible write-offs which occurred in the three months ended September 30, 2020.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses decreased $0.8 million to $13.4 million for the three months ended September 30, 2021 compared to $14.2 million for the three months ended September 30, 2020. This decrease was driven by a decrease of approximately $1.0 million in our Three Month Same Store Properties, partially offset by an increase of $0.2 million from our Acquisitions Since July 1, 2020.
Other Results of Operations
Asset Management Fees to Related Party
We pay asset management fees to the Advisor for managing our day-to-day operations. These fees include a base management fee, which has a fixed and variable portion and an incentive variable management fee. Asset management fees paid to the Advisor increased $3.0 million to $9.9 million for the three months ended September 30, 2021, compared to $6.9 million for the three months ended September 30, 2020, primarily due to an increase of $0.7 million in the variable portion of the base management fee due to our equity issuances during the period from September 30, 2020 to September 30, 2021 and the $2.3 million incentive variable management fee incurred in the current period, which was not incurred in the prior year period.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity-based compensation) from and after February 16, 2017. The variable portion of the base management fee will increase in connection with future issuances of equity securities.
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. We incurred an incentive variable management fee of $2.3 million during the three months ended September 30, 2021. No incentive variable management fee was incurred during the three months ended September 30, 2020. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We recorded $4.6 million of impairment charges for the three months ended September 30, 2021 related to six vacant held-for-use properties located in various states (including certain of the properties for which we terminated leases in the period). Five of these properties were impaired to adjust their carrying values to their fair values as determined by the sales price in their respective signed purchase and sales agreements (“PSAs”) or non-binding letters of intent (“LOIs”), and one property was impaired to adjust its carrying value to fair value as determined by the income approach.
We did not record any impairment charges during the three months ended September 30, 2020.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased $1.9 million to $3.4 million for the three months ended September 30, 2021, compared to $1.5 million for the three months ended September 30, 2020. The increase was primarily due to prepayment penalties on two mortgage notes which were fully repaid in the three months ended September 30, 2021, totaling $3.3 million. The prepayment penalties related to mortgages during the three months ended September 30, 2020 were approximately $0.6 million. This increase was partially offset by $0.2 million in litigation costs which were incurred in the three months ended September 30, 2020 which did not occur in 2021, and less acquisition activity during the three months ended September 30, 2021, as compared to the prior year quarter.
Equity-Based Compensation
Equity-based compensation increased by $0.9 million to $4.1 million during the three months ended September 30, 2021 compared to $3.2 million during the three months ended September 30, 2020. This increase was primarily due to additional non-cash equity-based compensation expense from a new multi-year outperformance agreement with the Advisor (the “2021 OPP”) and additional non-cash equity based compensation expense from a new grant of restricted shares in the second quarter of 2021.
Our independent directors, acting as a group, authorized the issuance of a new award of units of limited partnership in the OP designated as “LTIP Units” (“LTIP Units”) on May 4, 2021 which were subsequently issued to the Advisor under the 2021 OPP after the performance period under our then effective multi-year outperformance agreement with the Advisor (the “2018 OPP”) expired on July 19, 2021. The three months ended September 30, 2021 includes expenses for both the 2018 OPP and the 2021 OPP (see Note 12— Equity-Based Compensation). The performance period for the 2018 OPP ended on July 19, 2021 and therefore no further expense will be recorded for the 2018 OPP after the third quarter of 2021.
General and Administrative Expense
General and administrative expense increased $2.3 million to $5.6 million for the three months ended September 30, 2021, compared to $3.3 million for the three months ended September 30, 2020. The increase was due to the non-recurrence of a $1.4 million reduction in expense recorded in the third quarter of 2020 related to 2019 bonus awards made by the Advisor to employees of the Advisor or its affiliates, and $0.7 million of increased professional services and miscellaneous general and administrative expenses incurred during the three months ended September 30, 2021 as compared to the same period last year.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $2.2 million to $32.8 million for the three months ended September 30, 2021, compared to $35.0 million for the three months ended September 30, 2020. Depreciation and amortization expense was impacted by a decrease of $4.3 million from our Three Month Same Store properties partially offset by an increase of $2.0 million related to our Acquisitions Since July 1, 2020.
The decrease in our Three Month Same Store depreciation was primarily due to activity during the third quarter of 2020, which included leasing intangible write-offs related to a tenant’s lease termination at 19 of our properties totaling $3.0 million, partially offset by the non-recurrence of depreciation and amortization of assets written off of $1.3 million in the prior period.

Gain on Sale/Exchange of Real Estate Investments
During the three months ended September 30, 2021 we sold three properties. These properties sold for an aggregate contract price of $3.0 million, resulting in aggregate gains on sale of $0.5 million. During the three months ended September 30, 2020 we did not sell any properties, however, we recorded a $2.2 million gain related to a non-monetary exchange of two properties then owned by us for two different properties not then owned by us pursuant to a tenant’s exercise of its right to substitute properties under its lease.
Interest Expense
Interest expense decreased $1.6 million to $19.2 million for the three months ended September 30, 2021, compared to $20.9 million for the three months ended September 30, 2020. The decrease was mainly attributable to lower average interest rates on our mortgages and a lower average balance on our Credit Facility. This decrease was partially offset by higher combined average balances on our mortgages during the three months ended September 30, 2021 as compared to September 30, 2020.
During the three months ended September 30, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.6 billion and $1.5 billion, respectively, and our average outstanding balance under our revolving, unsecured corporate credit facility (the “Credit Facility”) was $158.1 million and $349.1 million, respectively. For the three months ended September 30, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 3.77% and 4.15% and the weighted-average interest rates on our Credit Facility were 2.49% and 2.54%, respectively.
Other Income
Other income was $18,000 and $0.9 million for the three months ended September 30, 2021 and 2020. Other income for the three months ended September 30, 2020 includes the receipt of approximately $0.8 million of funds disbursed to us for permitting the early release of a pre-acquisition tenant improvement escrow account, which had not been previously funded by us, in connection with the release of a mortgage loan encumbering a property as part of refinancing the mortgage loan on September 4, 2020.
Loss on Non-Designated Derivative
The loss on non-designated derivative instruments was immaterial for the three months ended September 30, 2021 and relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information, see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Comparison of the Nine Months Ended September 30, 2021 and 2020
We owned 807 properties for the entirety of both the nine months ended September 30, 2021 and 2020 (our “Nine Month Same Store”), that were 92.7% leased as of September 30, 2021. From January 1, 2020 to September 30, 2021, we acquired 161 properties (our “Acquisitions Since January 1, 2020”), that were 100.0% leased as of September 30, 2021. From January 1, 2020 through September 30, 2021, we sold 14 properties (our “Disposals Since January 1, 2020”).
The following table summarizes our leasing activity during the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/Termination	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	27	297,793	$—	$2,274	$1,646	$5.53
Lease renewals/amendments (2)	113	964,738	13,474	12,943	792	0.82
Lease terminations (3)	24	118,565	2,975	—	—	—
________
(1)Annualized rental income on a straight-line basis as of September 30, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the nine months ended September 30, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information— see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

Net Loss Attributable to Common Stockholders
Net loss attributable to stockholders was $23.2 million for the nine months ended September 30, 2021, as compared to net loss attributable to common stockholders of $38.0 million for the nine months ended September 30, 2020. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Property Results of Operations

	Same Store			Acquisitions			Disposals			Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$233,740	$222,580	$11,160	$18,227	$5,335	$12,892	$712	$72	$640	$252,679	$227,987	$24,692
Less: Property operating	39,659	38,951	708	457	30	427	36	68	(32)	40,152	39,049	1,103
NOI	$194,081	$183,629	$10,452	$17,770	$5,305	$12,465	$676	$4	$672	$212,527	$188,938	$23,589
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
Revenue from Tenants
Revenue from tenants increased $24.7 million to $252.7 million for the nine months ended September 30, 2021, compared to $228.0 million for the nine months ended September 30, 2020. The increase was primarily due to incremental income from our Acquisitions Since January 1, 2020 of approximately $12.9 million, and by an increase in our Nine Month Same Store revenue of approximately $11.2 million, as well as an increase in revenue from our Disposals Since January 1, 2020 of $0.6 million, when compared to the same quarter last year.
The increase in Nine Month Same Store revenue was impacted by the recording of two termination fees, one of which was a result of us entering into a termination agreement with a tenant at 12 of our properties, and another as a result of a tenant in one of our multi-tenant properties who terminated their lease. The first termination agreement required the tenant to pay us a termination fee of approximately $10.4 million, which we received in October 2021. As a result, after considering the previously recorded straight-line rent on these leases and the write-off of below market lease intangibles, we recorded net termination fee income of $10.5 million in revenue from tenants during the nine months ended September 30, 2021 related to this agreement. The second termination agreement resulted in $0.8 million in lease termination fees from the tenant, which brought total, net termination fees to $11.3 million for the nine months ended September 30, 2021. Additionally, revenue in our Nine Month Same Store properties increased as a result of $3.1 million less bad debt expense incurred when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020.
These increases were partially offset by $1.3 million in lower revenue due to the expiration of our United Healthcare lease, which was not renewed on July 1, 2021 and had annual rents of $5.4 million prior to its expiration, and by $1.9 million of below market lease intangible liability write-offs which occurred in the nine months ended September 30, 2020, which was recorded as an addition to revenue from tenants.
Property Operating Expenses
Property operating expense increased $1.1 million to $40.2 million for the nine months ended September 30, 2021, compared to $39.0 million for the nine months ended September 30, 2020. This increase was primarily driven by an increase of $0.4 million from our Acquisitions Since January 1, 2020, and by an increase from our Nine Month Same Store properties of $0.7 million.
The increase in the Nine Month Same Store property operating expenses is primarily attributable to real estate tax reassessments which were paid in 2019 and credited in 2020, which lowered expenses during the nine months ended September 30, 2020. Such credits did not recur in the nine months ended September 30, 2021.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $4.4 million to $25.1 million for the nine months ended September 30, 2021, compared to $20.7 million for the nine months ended September 30, 2020 primarily due to an increase of

$1.4 million in the variable portion of the base management fee due to our equity issuances during the period from September 30, 2020 to September 30, 2021 and the $3.0 million incentive variable management fee incurred in the current period, which was not earned in the prior year period.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, preferred stock and certain convertible debt but excluding among other things, equity-based compensation) from and after February 16, 2017. The variable portion of the base management fee will increase in connection with future issuances of equity securities.
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. We incurred an incentive variable management fee of $3.0 million during the nine months ended September 30, 2021. No incentive variable management fee was incurred during the nine months ended September 30, 2020. Please see Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on fees incurred from the Advisor.
Impairment Charges
We recorded $4.6 million of impairment charges for the nine months ended September 30, 2021 related to seven vacant single-tenant held-for-use properties (including certain of the properties for which we terminated leases in the period). Five of these properties were impaired to adjust their carrying values to their fair values as determined by the sales price in their respective signed purchase and sales agreements (“PSAs”) or non-binding letters of intent (“LOIs”), and two properties were impaired to adjust their carrying value to fair value as determined by the income approach.
We recorded impairment charges of $11.5 million during the nine months ended September 30, 2020 related to one of our multi-tenant held-for-use properties. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased $0.9 million to $3.6 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020. The increase was primarily due to prepayment penalties on two mortgage notes which were fully repaid in the nine months ended September 30, 2021 totaling $3.3 million. The prepayment penalties related to mortgages were $0.8 million during the nine month period ended September 30, 2020. This increase was partially offset by transaction costs associated with our Credit Facility Amendment and dead deals which totaled $0.7 million in the nine months ended September 30, 2020 which did not occur in the nine months ended September 30, 2021, as well as decreased litigation costs of $0.7 million.
Equity-Based Compensation
Equity-based compensation increased by approximately $4.1 million to $13.8 million for the nine months ended September 30, 2021 compared to $9.7 million for the nine months ended September 30, 2020. This increase was primarily due to additional non-cash equity-based compensation expense from the 2021 OPP and additional non-cash equity based compensation expense from a new grant of restricted shares in the second quarter of 2021 as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer (see additional details below).
Our independent directors, acting as a group, authorized the issuance of a new award of LTIP Units on May 4, 2021 which was subsequently issued to the Advisor under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021. The nine months ended September 30, 2021 includes expenses for both the 2018 OPP and the 2021 OPP (see Note 12— Equity-Based Compensation). The performance period for the 2018 OPP ended on July 19, 2021 and therefore no further expense will be recorded for the 2018 OPP after the third quarter of 2021.
In addition, there were higher equity-based compensation expenses for restricted shares recorded in the first nine months of 2021 which was due to new grants as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021, contributing to the increase to equity-based compensation expense recorded during the nine months ended September 30, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the nine months ended September 30, 2021.
General and Administrative Expense
General and administrative expense decreased $0.1 million to $15.6 million for the nine months ended September 30, 2021, compared to $15.5 million for the nine months ended September 30, 2020. This decrease was due to $0.3 million of decreased legal fees and $0.5 million of decreased taxes and insurance incurred during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. These decreases were partially offset by increased professional service and miscellaneous general and administrative fees of $0.8 million. The decrease in legal fees primarily relates to increased costs incurred during the nine months ended September 30, 2020 relating to discussions with tenants during the onset of the COVID-19 pandemic. Such costs have declined significantly in 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $7.2 million to $97.5 million for the nine months ended September 30, 2021, compared to $104.7 million for the nine months ended September 30, 2020. Depreciation and amortization expense was impacted by a decrease $11.8 million from our Nine Month Same Store properties and a decrease of $0.7 million from our Disposals Since January 1, 2020, partially offset by an increase of $5.3 million related to our Acquisitions Since January 1, 2020.
The decrease in our Nine Month Same Store depreciation was primarily due to the write-off of tenant improvements at one of our properties which occurred in the prior year period. During the second quarter of 2020, a tenant in the health club business in one of our properties declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. In addition, improvements being made by the tenant were not paid for and we accrued approximately $2.3 million to pay liens on the property by the tenant’s contractors. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations. Additionally, in the nine months ended September 30, 2020, we incurred $3.3 million of accelerated amortization expense related to $2.1 million of lease terminations in the single-tenant portfolio and $1.2 million in the multi-tenant portfolio. The remaining difference related to certain improvements becoming wholly depreciated in the current and prior periods.
Gain on Sale/Exchange of Real Estate Investments
During the nine months ended September 30, 2021, we sold eight properties for an aggregate contract price of $6.1 million, resulting in aggregate gains on sale of $0.8 million. During the nine months ended September 30, 2020, we sold six properties for an aggregate contract price of $13.3 million, resulting in aggregate gains on sale of $4.3 million. In addition, we recorded a $2.2 million gain related to a non-monetary exchange of two properties then owned by us for two different properties not then owned by us pursuant to a tenant’s exercise of its right to substitute properties under its lease, resulting in a total gain on sale of $6.5 million recorded in our consolidated statements of operations and comprehensive (loss) income.
Interest Expense
Interest expense increased $0.1 million to $58.9 million for the nine months ended September 30, 2021, compared to $58.8 million for the nine months ended September 30, 2020. The increase was attributable to higher combined average mortgage notes payable during the nine months ended September 30, 2021. These increases were partially offset by lower average interest rates.
During the nine months ended September 30, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.6 billion and $1.4 billion, respectively, and our average outstanding balance under our Credit Facility was $231.1 million and $400.5 million, respectively. For the nine months ended September 30, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 3.98% and 4.38% and the weighted-average interest rates on our Credit Facility were 2.72% and 2.88%, respectively.
Other Income
Other income was $62,000 for the nine months ended September 30, 2021, compared to $1.0 million for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2020 includes the receipt of approximately $0.8 million of funds disbursed to us for permitting the early release of a pre-acquisition tenant improvement escrow account, which had not been previously funded by us, in connection with the release of a mortgage loan encumbering a property as part of refinancing the mortgage loan on September 4, 2020.
Loss on Non-Designated Derivative
The loss on non-designated derivative instruments was immaterial for the nine months ended September 30, 2021 and 2020 relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information, see Note 7 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Our cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $100.5 million during the nine months ended September 30, 2021 and consisted of net loss of $5.8 million, adjusted for non-cash items of $118.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $4.9 million, a increase in deferred rent of $0.2 million, an increase in accounts payable and accrued expenses of $5.3 million and an increase in prepaid expenses and other assets of $16.3 million.
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
Cash Flows from Investing Activities
The net cash used in investing activities during the nine months ended September 30, 2021 of $159.8 million consisted primarily of cash paid for investments in real estate and other assets of $153.7 million, capital expenditures of $10.1 million and deposits for real estate acquisitions of $0.6 million, partially offset by cash received from the sale of real estate investments of $4.6 million.
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
Cash Flows from Financing Activities
The net cash provided by financing activities of $60.8 million during the nine months ended September 30, 2021 consisted primarily of net proceeds from mortgage notes payable, primarily resulting from the issuance of net lease mortgage notes and related mortgage payoffs, of $102.0 million, net proceeds from the issuance of Class A common stock of $126.9 million, net proceeds from the issuance of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) of $2.0 million and net proceeds from the issuance of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) of $25.6 million. These cash inflows were partially offset by net payments on our Credit Facility of $94.6 million, cash dividends paid to holders of Class A common stock of $71.3 million, cash dividends paid to holders of our Series A Preferred Stock of $11.1 million and cash dividends paid to holders of Series C Preferred Stock of $4.4 million.
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
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $99.0 million and $102.9 million, respectively. On October 1, 2021, Company entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto. Upon the closing of the Senior Notes (as defined below) on October 7, 2021, we repaid the outstanding balance of $186.2 million under the Credit Facility. As of September 30, 2021, and after giving effect to the amendment and restatement of the Credit Facility, $307.9 million remained available for future borrowings. As of the closing of the issuance of the Senior Notes on October 7, 2021, after considering the borrowing availability terms of the amended and restated Credit Facility, our borrowing availability under the Credit Facility was $132.5 million.
See the Credit Facility and Issuance of Senior Notes sections below for additional information on these subsequent events.
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
Mortgage Notes Payable and Credit Facility — September 30, 2021
As of September 30, 2021, we had $1.6 billion of gross mortgage notes payable outstanding and $186.2 million outstanding under our Credit Facility. Of our total gross debt, 89.7% is fixed-rate (including by swap agreement), and 10.3% is variable-rate. As of September 30, 2021, our net debt to gross asset value ratio was 38.9%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of September 30, 2021, the weighted-average interest rates on the mortgage notes payable and Credit Facility were 3.75% and 2.17% respectively. Based on debt outstanding as of September 30, 2021, future anticipated principal payments on our mortgage notes payable for the remainder of 2021 and the year ended December 31, 2022 are $0.9 million and $3.7 million, respectively.
As of September 30, 2021, we had $4.2 billion in gross real estate assets, at cost, and we had pledged approximately $2.7 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.3 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.

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
The Class B Notes are currently retained by the OP and are eliminated upon consolidation, and are therefore not presented in our consolidated financial statements. The Class B Notes may be sold to unaffiliated third parties in the future. The Class B-1 (BBB) Notes are rated BBB (sf) by Standard & Poors and are comprised of $30.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2028 and an interest rate of 4.02%. The Class B-2 (BBB) Notes are rated BBB (sf) by Standard & Poors and are comprised of $48.0 million initial principal amount of 2021 Net Lease Mortgage Notes with an anticipated repayment date in May 2031 and an interest rate of 4.58%. The 2021 Net Lease Mortgage Notes have a rated final payment date in May 2051.
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
Patton Creek Mortgage
On June 28, 2021, we repaid the mortgage loan secured by our Patton Creek property in full using a portion of the proceeds from the issuance of the 2021 Net Lease Mortgage Notes. The mortgage loan had a principal balance of $34.0 million and bore interest at a floating interest rate of one-month LIBOR plus 4.25% and was scheduled to mature on December 6, 2021.
SAAB Sensis and Shops at Shelby Crossing Mortgages

On September 23, 2021, we repaid the mortgage loan secured by our SAAB Sensis and Shops at Shelby Crossing properties using proceeds from borrowings under the Credit Facility. The mortgage loan on the SAAB Sensis property had a principal balance of $5.9 million, bore interest at 6.01% and was scheduled to mature in April 2025. The mortgage loan on the Shops at Shelby Crossing property had a principal balance of $21.3 million, bore interest at 4.97% and was scheduled to mature in March 2024.
Prepayment Penalties
In connection with the repayment of the mortgages described above, we incurred prepayment penalties aggregating $3.3 million during the nine months ended September 30, 2021.
Credit Facility
On October 1, 2021, we entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender party thereto. The aggregate total commitments under the Credit Facility were increased to $815.0 million, including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting us to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The aggregate total commitments prior to the amendment and restatement of the Credit Facility were $540.0 million as of September 30, 2021, and through an uncommitted “accordion feature” would have allowed for increased commitments under the Credit Facility of up to $375.0 million.
The Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as Guarantors. We may add or remove properties to or from this pool so long as at any time there are at least 15 eligible unencumbered properties with a value of at least $300.0 million, among other things. The amount available for future borrowings under the Credit Facility depends on the amount outstanding thereunder relative to the aggregate commitments; however, the amount we may borrow under the Credit Facility will be limited by financial maintenance covenants. At the execution of the amendment and restatement of the Credit Facility, $186.2 million was outstanding under the Credit Facility. This amount was subsequently repaid with a portion of the net proceeds of the Senior Notes.
The Credit Facility requires payments of interest only prior to maturity. At the execution of the amendment and restatement of the Credit Facility the interest rate was LIBOR plus 1.90% per annum. Following the amendment and restatement of the Credit Facility, borrowings bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the our consolidated leverage ratio. These spreads reflect a reduction from the previously applicable spreads. In addition, pursuant to the Credit Facility, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on our credit rating of ours or the OP, and (ii) the “floor” on LIBOR was decreased from 0.25% to 0%. The Credit Facility includes provisions related to the anticipated transition from LIBOR to an alternative benchmark rate.
Through September 30, 2021, prior to the closing of the amendment and restatement of the Credit Facility on October 1, 2021, borrowings under our Credit Facility bore interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20% depending on our consolidated leverage ratio or (ii) LIBOR plus an applicable margin ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio. From July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ended June 30, 2021, the margin was 1.50% with respect to the Base Rate and 2.50% with respect to LIBOR regardless of our consolidated leverage ratio. The “floor” on LIBOR was 0.25%. As of September 30, 2021 we have elected to use the LIBOR rate for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional 6-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
See Note 5 — Credit Facility and Note 14 — Subsequent Events for additional information regarding our Credit Facility and the amendment and restatement thereof, which was effective as of October 1, 2021.
Issuance of Senior Notes
On October 7, 2021, we and the OP issued $500.0 million aggregate principal amount of 4.500% Senior Notes due 2028 (the “Senior Notes”). At closing, the Issuers used a portion of the net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers’ discounts and offering fees and expenses, to repay amounts outstanding at the time under the Credit Facility of approximately $186.2 million and to repay a $125.0 million variable rate mortgage note secured by our property leased to Sanofi. The Issuers may use the remaining proceeds to fund future property acquisitions and for other general corporate purposes. The Senior Notes were issued in transactions exempt from registration under the Securities Act of 1933, as amended. See Note 14 — Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q further discussion on the Senior Notes and related covenants.

Interest Rate Swap Termination
On October 7, 2021, upon the repayment of the $125.0 million mortgage note described above, we terminated our pay-fixed interest rate swap agreement with a notional amount of $125.0 million. The fair value of the pay-fixed interest rate swap agreement was $2.0 million as of September 30, 2021 and is presented as an asset in our consolidated balance sheet. The Company received $2.1 million on October 19, 2021 after settlement.
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
Acquisitions and Dispositions — Three and Nine Months Ended September 30, 2021
One of our primary uses of cash during the three and nine months ended September 30, 2021 was for acquisitions of properties.
During the three months ended September 30, 2021, we acquired 32 properties for an aggregate purchase price of $87.7 million, including capitalized acquisition costs. The acquisitions during the three months ended September 30, 2021 were funded with cash on hand, comprising a combination of proceeds from the issuance and sale of Class A common stock (discussed below) and Series C Preferred Stock (discussed below).
During the nine months ended September 30, 2021, we acquired 56 properties for an aggregate purchase price of $153.7 million, including capitalized acquisition costs. The acquisitions during the nine months ended September 30, 2021 were funded with cash on hand, comprising a combination of proceeds from the issuance and sale of Class A common stock (discussed below), Series A Preferred Stock (discussed below) and Series C Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the three months ended September 30, 2021, we sold three properties, for an aggregate contract price of $3.0 million, excluding disposition related costs. One of these properties was encumbered under a mortgage note for which $1.1 million was repaid in connection with the disposition.
During the nine months ended September 30, 2021, we sold eight properties, for an aggregate contract price of $6.1 million, excluding disposition related costs. One of these properties was encumbered under a mortgage note for which $1.1 million was repaid in connection with the disposition.
Acquisitions and Dispositions — Subsequent to September 30, 2021
Subsequent to September 30, 2021 we acquired one property with a contract purchase price of $6.1 million, excluding acquisition costs. We have entered into definitive purchase and sale agreements (“PSAs”) to acquire an additional three properties for an aggregate contract purchase price of approximately $16.2 million. We have entered into three non-binding letters of intent (“LOIs”) to acquire 14 properties at an aggregate contract purchase price of $53.1 million. The PSAs and LOIs are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate primarily using cash on hand, which we expect will include proceeds from our ATM Programs, proceeds from future dispositions of properties and, if necessary, proceeds from borrowings under our Credit Facility, to fund the consideration required to complete these acquisitions.
With respect to our pending acquisitions, in light of the disruptions caused by the COVID-19 pandemic, we are taking a prudent stance with our acquisition pipeline and are carefully determining appropriate risk adjusted capitalization rate targets for potential new acquisitions going forward.

We have entered into eight PSAs to dispose of eight properties for a contract purchase price of $16.0 million and we have entered into three non-binding letters of intent (“LOI”) to dispose of three properties for a contract purchase price of $2.2 million. Four of these properties are encumbered under our mortgage loans and two of these properties are pledged to our Credit Facility. The PSAs and LOIs are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
We sold 5,822,614 shares of Class A common stock under the Class A Common Stock ATM program during the three months ended September 30, 2021, which generated $49.9 million of gross proceeds, and net proceeds of $49.1 million after commissions and fees of $0.8 million. We sold 14,456,837 shares of Class A common stock under the Class A Common Stock ATM program during the nine months ended September 30, 2021, which generated $128.2 million of gross proceeds, and net proceeds of $126.1 million after commissions and fees of $2.1 million.
During the three months ended September 30, 2021, we did not sell any shares of Series A Preferred Stock under the Series A Preferred Stock Program. During the nine months ended September 30, 2021, we sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions paid of approximately $35,000.
During the three months ended September 30, 2021, we did not sell any shares of Series C Preferred Stock under the Series C Preferred Stock Program. During the nine months ended September 30, 2021, we sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.6 million, after commissions and fees paid of approximately $0.9 million.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended September 30, 2021 and the year ended December 31, 2020, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. The recent economic uncertainty created by the COVID-19 global pandemic could impact our decisions on the amount and timing of future capital expenditures. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended September 30, 2021 is as follows:

(In thousands)	Nine Months Ended September 30, 2021
Capital Expenditures
Revenue enhancing	$11,066
Maintenance	623
Total Capital Expenditures	11,689
Leasing commissions	3,260
Total	$14,949
Also, as of September 30, 2021 and December 31, 2020, we had $4.7 million and $31,000, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.

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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. In addition, legal fees and expense associated with COVID-19-related lease disputes involving certain tenants negatively impact our operating performance but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-

cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO for the three and nine months ended September 30, 2021 includes income from a lease termination fee of $10.4 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO. The income from this termination fee was earned and recorded during the three months ended September 30, 2021, however, we did not receive the cash payment until October, 2021. Therefore, the cash payment is not part of our cash flows from operations for the period ended September 30, 2021.
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
The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(6,406)	$(7,091)	$(23,222)	$(38,047)
Impairment of real estate investments	4,554	—	4,645	11,502
Depreciation and amortization	32,762	34,951	97,509	104,729
Gain on sale/exchange of real estate investments	(478)	(2,178)	(775)	(6,456)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(150)	(51)	(251)	(174)
FFO (as defined by NAREIT) attributable to common stockholders (1)	30,282	25,631	77,906	71,554
Acquisition, transaction and other costs (2)	3,426	1,507	3,604	2,680
Litigation cost reimbursements related to the Merger (3)	—	—	—	(9)
Legal fees and expenses — COVID-19 lease disputes (4)	44	16	222	258
Accretion of market lease and other intangibles, net	(1,474)	(1,652)	(3,450)	(4,933)
Straight-line rent	(1,392)	(7,743)	(4,878)	(15,450)
Straight-line rent (rent deferral agreements) (5)	(876)	2,209	(2,975)	4,291
Amortization of mortgage (premiums) and discounts on borrowings, net	(328)	(521)	(972)	(1,670)
Loss on non-designated derivatives	—	—	—	—
Equity-based compensation	4,149	3,235	13,779	9,693
Amortization of deferred financing costs, net and change in accrued interest	2,192	2,782	7,022	5,484
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(18)	1	(29)	(2)
AFFO attributable to common stockholders (1)	$36,005	$25,465	$90,229	$71,896
___________
(1)FFO and AFFO for the three and nine months ended September 30, 2021 includes income from a lease termination fee of $10.4 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO. The income from this termination fee was earned and recorded during the three months ended September 30, 2021, however, we did not receive the cash payment until October, 2021. Therefore, the cash payment is not part of our cash flows from operations for the periods ended September 30, 2021.
(2)Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the Merger.
(3)Included in “Other income” in our consolidated statement of operations and comprehensive loss.
(4)Reflects legal costs incurred related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
(5)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for which rent was deferred for purposes of AFFO as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly reduced our AFFO.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended September 30, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$15,859	$2,888	$785	$(25,938)	$(6,406)
Asset management fees to related party	—	—	—	9,880	9,880
Impairment of real estate investments	4,554	—	—	—	4,554
Acquisition, transaction and other costs	3,415	—	—	11	3,426
Equity-based compensation	—	—	—	4,149	4,149
General and administrative	326	—	—	5,263	5,589
Depreciation and amortization	30,363	2,283	116	—	32,762
Interest expense	18,438	—	—	794	19,232
Gain on sale of real estate investments	—	—	(478)	—	(478)
Other income	(18)	—	—	—	(18)
Allocation for preferred stock	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	4	4
NOI	$72,937	$5,171	$423	$—	$78,531

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$12,237	$405	$(59)	$(19,674)	$(7,091)
Asset management fees to related party	—	—	—	6,918	6,918
Acquisition, transaction and other costs	666	—	—	841	1,507
Equity-based compensation	—	—	—	3,235	3,235
General and administrative	108	—	—	3,204	3,312
Depreciation and amortization	34,663	244	44	—	34,951
Interest expense	18,169		—	2,702	20,871
Gain on sale of real estate investments	(2,178)	—	—	—	(2,178)
Other income	(23)	—	(13)	(835)	(871)
Allocation for preferred stock	—	—	—	3,619	3,619
Net loss attributable to non-controlling interests	—	—	—	(10)	(10)
NOI	$63,642	$649	$(28)	$—	$64,263
The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net (loss) income attributable to stockholders (in accordance with GAAP)	$41,327	$10,652	$1,083	$(76,284)	$(23,222)
Asset management fees to related party	—	—	—	25,123	25,123
Impairment charges	4,554	—	91	—	4,645
Acquisition and transaction related	3,442	—	—	162	3,604
Equity-based compensation	—	—	—	13,779	13,779
General and administrative	1,042	13	—	14,523	15,578
Depreciation and amortization	90,127	7,105	277	—	97,509
Interest expense	53,644	—	—	5,283	58,927
Gain on sale of real estate investments	—	—	(775)	—	(775)
Other income	(55)	—	—	(7)	(62)
Preferred Stock dividends	—	—	—	17,425	17,425
Net income attributable to non-controlling interests	—	—	—	(4)	(4)
NOI [1]	$194,081	$17,770	$676	$—	$212,527

The following table reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of NOI for the nine months ended September 30, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net income (loss) attributable to stockholders (in accordance with GAAP)	$21,407	$3,447	$3,268	$(66,169)	$(38,047)
Asset management fees to related party	—	—	—	20,741	20,741
Impairment charges	11,502	—	—	—	11,502
Acquisition and transaction related	1,062	3	—	1,615	2,680
Equity-based compensation	—	—	—	9,693	9,693
General and administrative	1,060	3	2	14,439	15,504
Depreciation and amortization	101,885	1,852	992	—	104,729
Interest expense	49,007	—	—	9,771	58,778
Gain on sale of real estate investments	(2,212)	—	(4,244)	—	(6,456)
Other income	(82)	—	(14)	(908)	(1,004)
Preferred stock dividends	—	—	—	10,857	10,857
Net income attributable to non-controlling interests	—	—	—	(39)	(39)
NOI	$183,629	$5,305	$4	$—	$188,938
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
During the quarter ended September 30, 2021, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units designated as “Class A Units” (“Class A Units”) was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2021
	March 31, 2021		June 30, 2021		September 30, 2021
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$23,128	85.8%	$23,122	79.1%	$25,037	85.6%	$71,287	81.8%
Cash dividends paid to Series A preferred stockholders	3,691	13.7%	3,719	12.7%	$3,719	12.7%	11,129	12.8%
Cash dividends paid to Series C preferred stockholders	—	—%	2,263	7.7%	$2,117	7.2%	4,380	5.0%
Cash distributions on LTIP Units	94	0.3%	96	0.3%	$—	—%	190	0.2%
Cash distributions on Class A Units	37	0.1%	36	0.1%	$57	0.2%	130	0.1%
Total dividends and other cash distributions paid	$26,950	100.0%	$29,236	100.0%	$30,930	100.0%	$87,116	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$26,950	100.0%	$29,236	100.0%	$30,930	100.0%	$87,116	100.0%
Available cash on hand	—	—%	—	—%	—	—%	—	—%
Total sources of dividend and other cash distributions coverage	$26,950	100.0%	$29,236	100.0%	$30,930	100.0%	$87,116	100.0%

Cash flows provided by operations (GAAP basis)	$34,422		$30,935		$35,166		$100,523
Net loss attributable to common stockholders (in accordance with GAAP)	$(9,411)		$(7,405)		$(6,406)		$(23,222)

Net loss for the three and nine months ended September 30, 2021 includes income from a lease termination fee of $10.4 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in net loss. The income from this termination fee was earned and recorded during the three months ended September 30, 2021, however, we did not receive the cash payment until October, 2021. Therefore, the cash payment is not part of our cash flows from operations for the period ended September 30, 2021. It will be reflected in cash flows from operations in the fourth quarter of 2021.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2021, we were in compliance with the debt covenants under our loan agreements, including our Credit Facility.
Contractual Obligations
Except as disclosed in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations at September 30, 2021, as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended September 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Part 1 - Item 1 - Note 9, “Commitments and Contingencies,” in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and we direct your attention to those risk factors, other than those disclosed below:
The indenture governing the Senior Notes contains restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
The indenture governing the Senior Notes could limit our operating flexibility and ability to use cash that would otherwise be available to us although we are permitted to incur additional debt in certain circumstances, the amount of which could be substantial. Failure to comply with financial covenants and other obligations under the indenture, may cause defaults under the indenture or the Credit facility, among other things, which could have adverse consequences for us. There can be assurance that the holders of the notes would consent to any amendment necessary to maintain compliance with the indenture.
We may not have the funds necessary to finance the repurchase of the Senior Notes in connection with a change of control offer required by the indenture governing the Senior Notes.
Upon the occurrence of a “Change of Control Triggering Event” defined in the indenture governing the Senior Notes, we are required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on the Senior Notes, if any, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time we are required to make this offer. In addition, restrictions under future debt we may incur, may not allow us to repurchase the Senior Notes upon a Change of Control Triggering Event, and we expect that a change in control will result in an event of default under the Credit Facility, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such senior debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Senior Notes, which would constitute an event of default under the indenture governing the Senior Notes, which in turn would constitute a default under our Credit Facility. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the Senior Notes although these types of transactions could affect our capital structure or credit ratings and the holders of the Senior Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the Senior Notes) have not provided clear and consistent meanings of change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our Class A common stock made during the quarter ended September 30, 2021.

	Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	18,576	$8.70	—	—
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Fourth Amended and Restated Bylaws
3.3 (3)	Amendment to Fourth Amended and Restated Bylaws of American Finance Trust, Inc.
3.4 (4)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021.
4.1 (8)	Indenture, dated as of October 7, 2021, among American Finance Trust, Inc., American Finance Operating
        Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes).

10.1 (5)	Eighth Amendment dated July 21, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018.
10.2 (5)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 21, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC.
10.3 (6)	Amended and Restated Guaranty, dated as of June 3, 2021, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee.
10.4 (6)	Amended and Restated Property Management and Servicing Agreement, dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC, American Finance Properties, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.
10.5 (7)
Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among American Finance
Operating Partnership, L.P., American Finance Trust, Inc. and the other guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto.

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
_________
*    Filed herewith.
(1) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 and incorporated herein by reference.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2018 and incorporated herein by reference.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference.
(4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021 and incorporated herein by reference.
(5) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2021 and incorporated herein by reference.
(6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2021 and incorporated herein by reference.
(7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2021 and incorporated herein by reference.
(8) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 8, 2021 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Finance Trust, Inc.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 4, 2021