Form 10-K
period 2021-12-31
Necessity Retail REIT, Inc.
filed 2022-02-24
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38597
The Necessity Retail REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	90-0929989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Fifth Ave., 30th Floor, New York, NY                 10019
________________________________________________________________________________ ___________________________________________________________________________
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	RTL	The Nasdaq Global Select Market
7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	RTLPP	The Nasdaq Global Select Market
7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	RTLPO	The Nasdaq Global Select Market
Preferred Stock Purchase Rights		The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $998.2 million based on the closing sales price on the Nasdaq Global Select Market as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 18, 2022, the registrant had 129,809,464 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

THE NECESSITY RETAIL REIT, INC.

FORM 10-K
Year Ended December 31, 2021
i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of The Necessity Retail REIT, Inc. (formerly known as American Finance Trust, Inc.) (“we” “our” or “us”), The Necessity Retail Advisors, LLC (formerly known as American Finance Trust Advisors, LLC) (our “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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
ii

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We historically focused our acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. In December 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties (the “CIM Portfolio Acquisition”) for $1.3 billion, representing a strategic shift away from a primary focus on single-tenant retail properties. On February 11, 2022, we closed on the first tranche of the CIM Portfolio Acquisition and acquired 44 properties for a contract purchase price of $547.4 million. We expect to complete the closing of the transaction in successive tranches by the end of March 2022. For additional information on the details of the CIM Portfolio Acquisition, the closing of the first tranche and the related funding details, see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Effective February 10, 2022, we amended our charter to change our name from “American Finance Trust, Inc.” to “The Necessity Retail REIT, Inc.” The name change became effective pursuant to an amendment to our charter which was filed with the Maryland State Department of Assessments and Taxation. Our Class A common stock, our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series A Preferred Stock”) and our 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series C Preferred Stock”) began trading on the Nasdaq Global Select Market (“Nasdaq”) under the new ticker symbols “RTL,” “RTLPP” and “RTLPO,” respectively, as of February 15, 2022.
As of December 31, 2021, we owned 976 properties, comprised of 20.0 million rentable square feet, which were 93.2% leased, including 943 single-tenant net leased commercial properties (902 of which are leased to retail tenants) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2021, the total single-tenant properties comprised 70% of our total portfolio and were 61% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our total portfolio and were 49% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Including the pro forma impact of the closing of the first tranche, the planned closing of the successive tranches of the CIM Portfolio Acquisition and the disposal of our Sanofi property on January 6, 2022, but assuming no other subsequent acquisitions or dispositions, as of December 31, 2021 we would have owned 1,056 properties, comprised of 28.8 million rentable square feet, including 944 single-tenant net leased commercial properties (904 of which are leased to retail tenants) and 112 multi-tenant retail properties. As a result of the CIM Portfolio Acquisition and the related strategic shift in our operations, we have concluded we now operate in two reportable segments: single-tenant properties and multi-tenant properties.
Investment Strategy
In addition to focusing on acquiring a diversified portfolio of commercial real estate properties with the tenants and other attributes noted above we also focus on:
•acquiring and owning service-oriented retail properties or experiential retail tenants that we believe are more resistant to e-commerce and the factors impacting traditional retail;
•maintaining high portfolio occupancy with a focus on service retail single-tenant and multi-tenant assets featuring long-term leases;
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
We may acquire or own properties through joint ventures with third parties although we do not presently have any of these arrangements. We do not intend to develop or redevelop properties. In evaluating prospective investments, our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types. Our Advisor has substantial discretion to select specific investments, subject to approval by our board of directors, including any related guidelines.
Tenants and Leasing
We seek to lease space at our single-tenant properties and our multi-tenant anchor spaces to “investment grade” rated tenants. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of December 31, 2021, approximately 57.9% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 46.1% with actual investment grade ratings and 11.8% with implied investment grade ratings, and approximately 30.0% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 20.3% with actual investment grade ratings and 9.7% with implied investment grade ratings.
We do not have any leases or contracts with governmental entities. We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2021, our portfolio was 93.2% occupied.
Our business is generally not seasonal.
Financing Strategies and Policies
We use various sources to fund our business, including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. These sources have recently consisted of: (1) equity offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; (3) draws on our revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Harris Bank N.A.; and (4) the issuance of our 4.500% Senior Notes due 2028 (“Senior Notes”) in the fourth quarter of 2021. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources herein for a discussion of how we have funded our capital needs. In May, 2021, we began a deleveraging initiative. We hope to achieve this initiative by reducing outstanding debt, funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios, raising equity to fund acquisitions and pay down debt; and increasing revenues through external and internal growth strategies such as property acquisitions and multi-tenant leasing activity. Subsequent to December 31, 2021, in connection with the closing of the first tranche of the CIM Portfolio Acquisition, we borrowed additional amounts under our Credit Facility, however we plan to continue with our deleveraging strategy after the completion of the CIM Portfolio Acquisition in the first quarter of 2022. For additional information on the closing of the first tranche of the CIM Portfolio Acquisition, including funding details, see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
We expect to raise additional equity capital and borrow additional monies in the future to fund our capital needs, including future acquisitions. We may issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information. We may reevaluate and change our investing or financing policies in our board’s sole discretion.
COVID-19 Update
As discussed, in more detail in other sections of this Annual Report, the COVID-19 pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. Because of the rigorous underwriting standards used by our Advisor and our focus on credit worthy tenants, we collected 100%, 100%, 99% and 100% of cash rent due for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively, as of January 31, 2022. In addition, we collected 99% of cash rent from our single-tenant portfolio and 100% of cash rent from our multi-tenant portfolio (based on annualized rental income on a straight-line basis as of December 31, 2021). For additional information on our rent collection efforts, including deferral or abatement agreements, see Item 7. Management’s Discussion and Analysis -Management Update on the Impacts of the COVID-19 Pandemic.

Organizational Structure
Substantially all of our business is conducted through The Necessity Retail REIT Operating Partnership, L.P. (formerly known as American Finance Trust Operating Partnership, L.P.) (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, Necessity Retail Properties, LLC (formerly known as American Finance Properties, LLC) (the “Property Manager”). Our Advisor and Property Manager are under common control with AR Global Investments LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
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
Regulations - General
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments. These regulations have not had a material effect on our business and management does not believe it will have such an impact in the current fiscal year.
Regulations - Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our capital expenditures, earnings, or competitive position and management does not believe it will have such an impact in the future. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2022. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Internet address at www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.necessityretailreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
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
•Certain of the agreements governing our indebtedness may limit our ability to pay dividends on our Class A common stock, our Series A Preferred Stock and our Series C Preferred Stock, and our ability to repurchase shares.
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
•Inflation and continuing increases in the inflation rate (may) have an adverse effect on our investments and results from operations.
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
•Certain of our tenants are facing increased competition with other non-traditional and online grocery retailers and higher costs due to inflation and supply chain issues, which may negatively impact their businesses.
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
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates could increase the amount of our debt payments. We will likely incur additional indebtedness in the future.
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
•we may not successfully integrate, manage and lease the properties we acquire in a fashion that meets our expectations or market conditions may result in future vacancies and lower-than expected rental rates;
•we may be unable to assume existing debt financing or obtain debt financing or raise equity required to fund acquisitions on favorable terms, or at all;
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
We rely upon our Advisor and the real estate professionals employed by affiliates of our Advisor to identify suitable investments. There can be no assurance that our Advisor will be successful in doing so on financially attractive terms or that our objectives will be achieved. If our Advisor is unable to timely locate suitable investments, we may be unable to meet our investment objectives.
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
The impact of the COVID-19 pandemic has evolved rapidly. In many states and cities where our tenants operate their businesses and where our properties are located, measures have been taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities for much of 2020 and the early part of 2021 and social distancing measures that have resulted in closure and limitations on the operations of many businesses impacting a number of our tenants. Strict “shelter-in-place” and similar orders have generally been lifted, but limitations on indoor occupancy and other restrictions applicable to in-person operations continue and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the SARS-COV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against these variants and the response by governmental bodies and regulators. For businesses that have not closed or have closed and reopened, concerns regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due.
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

The COVID-19 pandemic has impacted global economic activity. A sustained downturn in the U.S. economy and reduced consumer spending at brick-and-mortar commercial establishments due to the prolonged and continuing existence and threat of the COVID-19 pandemic could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific areas, are currently impacting the pace of recovery and outlook. Moreover, the demand for leasing space in our properties could substantially decline during the significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.
Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management, including as a result of an overall labor shortage, lack of skilled labor, increased turnover or labor inflation caused by COVID-19 and vaccine requirements implemented by certain employers in response to COVID-19 mandating that some or all employees get vaccinated or provide proof of vaccination, or as a result of general macroeconomic factors.
As a result of these and other factors, certain tenants have been, or may be in the future, unwilling or unable to pay rent in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. We had collected 100%, 100%, 99% and 100% of cash rent due for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively, as of January 31, 2022. We also entered into rent deferral or abatement agreements (see Item 7. Management’s Discussion and Analysis for additional information). There is no assurance that we will be able to collect the cash rent that is due in future months including amounts deferred thus far. We may also enter into additional rent deferral or abatement agreements in the future.
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
•the volatility in the global stock markets caused by the COVID-19 pandemic could dilute our stockholders’ interest in us if we sell additional equity securities at prices less than the prices our stockholders paid for their shares;
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
The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, one or more resurgences of the virus which could result in further government restrictions, the efficacy of any vaccines or other remedies developed or are or may be developed in the future, the efficacy of on-going efforts to distribute and administer available vaccines, the actions taken to contain the pandemic or mitigate its impact, including vaccine mandates and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation has changed and could continue to change rapidly and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 pandemic, but a prolonged or resurgent outbreak as well as related mitigation efforts could have a material impact on our revenues and cash flow. In addition many of the other risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
We may have to reduce dividend payments or identify other financing sources to pay dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock. Series A Preferred Stock. Series C Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to either our Series A or Series C Preferred Stock must be paid upon redemption of the applicable shares.
As noted herein, our debt agreements, including the indenture governing the Senior Notes and our Credit Facility, contain various covenants that limit our ability to pay dividends. For example, our Credit Facility, contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and the Series C Preferred Stock). We are generally permitted to pay dividends on these securities and other distributions for any fiscal quarter in an aggregate amount of up to 105% of AFFO (as defined in credit agreement governing the Credit Facility) for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and other distributions, we are able to satisfy a maximum leverage ratio and a maximum unsecured leverage ratio and maintain availability for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of AFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.
Our ability to pay dividends in the future and comply with the restrictions on the payment of dividends depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We have, in the past, entered into amendments to the Credit Facility or obtained waivers from the lenders thereunder that have permitted us to pay dividends or other distributions in excess of the limits at the time of the amendment or waiver and may need to do so in the future. However, there is no assurance that lenders will consent to any additional amendments or waivers.
During the year ended December 31, 2021, cash used to pay dividends on our Class A common stock, Series A Preferred Stock and Series C Preferred Stock, distributions for units of limited partnership designated as LTIP Units (“LTIP Units”) and distributions for limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations. If we need to continue to identify financing sources other than operating cash flows to continue to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
Complying with these restriction on paying dividends and other distributions in the agreements governing our debt may limit our ability to incur additional indebtedness and use cash that would otherwise be available to us. Funding dividends or other distributions from borrowings restricts the amount we can borrow for property acquisitions and investments. Using proceeds from the sale of assets or the issuance of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock or other equity securities to fund dividends or other distributions rather than invest in assets will likewise reduce the amount available to invest. Funding dividends from the sale of additional securities could also dilute our stockholders.

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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and its affiliates, including Edward M. Weil, Jr., our chairman and chief executive officer, and Jason F. Doyle, our chief financial officer, treasurer and secretary. Neither our Advisor nor any of its affiliates has an employment agreement with these key personnel, and we cannot guarantee that all, or any particular one, of these individuals will remain employed by our Advisor or one of its affiliates and otherwise available to continue to perform services for us. If any of our key personnel were to cease their affiliation with our Advisor, our operating results, business and prospects could suffer and an event of default could, in certain circumstances, occur under the credit agreement governing the Credit Facility. Further, we do not maintain key person life insurance on any person. We believe that our success depends, in large part, upon the ability of our Advisor to hire, retain or contract for services of highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining skilled personnel. If our Advisor loses or is unable to obtain the services of skilled personnel due to, among other things, and overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of other general macroeconomic factors, our Advisor’s ability to manage our business and implement our investment strategies could be delayed or hindered, and the value of an investment in shares of our stock may decline.
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
We rely significantly on two major tenants and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2021, the following major tenants (including, for this purpose, their affiliates) accounted for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Tenant	December 31, 2021
Sanofi US (1)	5.9%
Truist Bank (2)	5.4%
Fresenius	5.1%
[1]This property was sold on January 6, 2022. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
[2]Six properties which represent 0.2% of our consolidated annualized straight-line rent have signed a termination notice effective in the second quarter of 2022.

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
As of December 31, 2021 and giving effect to all of the properties acquired or to be acquired in the CIM Portfolio Acquisition, we currently do not expect any one tenant to account for 5.0% or more of our consolidated annualized rental income on a straight-line basis.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2021, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2021
Georgia	11.0%
Florida	6.7%
New Jersey (1)	6.5%
North Carolina	6.4%
Ohio	6.2%
South Carolina	5.8%
Alabama	5.0%
(1) Substantially all of the revenue from this state was derived from the Sanofi property, which was sold on January 6, 2022. Excluding Sanofi, this state would have constituted 0.6% of annualized rental income on a straight-line basis as of December 31, 2021. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2021, our tenants operated in 47 states and the District of Columbia. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term.
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
As of December 31, 2021 and giving effect to all of the properties acquired or to be acquired in the CIM Portfolio Acquisition, we expect concentration in most of the states listed above to decrease, although North Carolina and Ohio may have increased concentrations after the closing of the CIM Portfolio Acquisition. Also, we expect that only two additional states (Texas and Illinois) may have concentrations of approximately 5% after the full closing of the CIM Portfolio Acquisition.
Certain of our tenants are facing increased competition with other non-traditional and online grocery retailers and higher costs due to inflation and supply chain issues, which may negatively impact their businesses.
A total of 1.0 million square feet of our portfolio as of December 31, 2021 is leased to grocery store tenants, which will increase to approximately 1.6 million square feet after the closing of the CIM Portfolio Acquisition. Tenants in this category may face higher costs due to inflation and supply chain issues and they face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online grocery retailers and non-traditional grocery retailers such as prepared meal and fresh food delivery services, mass merchandisers, super-centers, warehouse club stores and drug stores. Other retail centers within the market area of our properties and meal and food delivery services both inside and outside these market areas compete with our properties for customers, affecting our tenants’ cash flows and thus affecting their ability to pay rent to us.
Market and economic challenges may adversely impact us.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties and the availability or the terms of financing. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. These market and economic challenges include:
•decreased demand for our properties due to, among other things, significant job losses that occur or may occur in the future, resulting in lower rents and occupancy levels;
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
•a decrease in the market value of our properties, which may limit our ability to obtain debt financing;
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
A property may have vacancies either due to tenant defaults or the expiration of leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for things such as dividends. In addition, because the market value of a property depends principally on the cash generated by the property, the resale value of a property with prolonged vacancies could decline significantly.
We generally obtain only limited warranties when we purchase a property and would therefore have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could impact the value of the applicable property or our ability to lease the applicable property on favorable terms.
If a tenant does not renew its lease or otherwise vacate its space, we will likely be required to expend substantial funds to improve and refurbish the vacated space. In addition, we are responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops at all of our properties. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources such as borrowings, property sales or future equity offerings, to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS's income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm's-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm's-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with our conclusion and levy an excise tax on these transactions.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of or refinance properties, including by requiring a yield maintenance premium to be paid in connection with the required prepaying of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment yield maintenance premiums in connection with dispositions or refinancings could adversely affect our cash flow.
Recent increase in inflation and continuing increases in the inflation rate (may) have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increase. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations.
For the year ended December 31, 2021, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 7.0%. To help mitigate the adverse impact of inflation, approximately 80.9% of our leases with our tenants contain rent escalation provisions in their base rent which average 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Approximately 77.8% are fixed-rate, 3.1% are based on the Consumer Price Index and 19.1% do not contain any escalation provisions.
In addition to base rent, our net leases require the single-tenant property leases to pay all the properties operating expenses and our multi-tenant property leases to pay their allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Many, but not all, of our multi-tenant retail properties are not leased on a triple-net basis and, therefore, not all of the expenses we incur at a property are reimbursed by the tenants at these properties. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Inflation could also have an adverse effect on consumer spending, which could impact the sales generated by our tenants and, in turn, our rental income from properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon achieving certain sales thresholds or other targets.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate the GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and the possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change and could also result in increased compliance costs or additional operating restrictions that could adversely impact the business of our tenants and their ability to pay rent.

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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, our cash flows may be reduced to the extent we must pay greater amounts for insurance due to changes in cost and availability.
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
Actual or threatened terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
We own properties in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack or damage. Because many of our properties are open to the public, they are exposed to a number of incidents that may take place within or around their premises and that are beyond our control or ability to prevent. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close one or more of our properties for some time. If any of these incidents were to occur, the relevant property could face material damage to its image and the revenues generated therefrom. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise in a material amount.
In addition, any actual or threatened terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business, the value of our properties and our results of operations. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy, including demand for properties and availability of financing. Increased economic volatility could adversely affect our tenants’ abilities to conduct their operations profitably or our ability to access capital markets.
Real estate-related taxes may increase and, if these increases are not passed on to tenants, our cash flow may be reduced.
Some local real property tax assessors may seek to reassess a property, that we acquire, and from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect the cash flow generated by impacted property.
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
In some instances, we may sell our properties by providing financing to purchasers. In these cases, we will bear the risk that the purchaser may default, which could negatively impact our cash flow. Even in the absence of a purchaser default, the proceeds from the sale will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our cash flow.
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
Our properties must also comply with the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. A determination that a property does not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could be material.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues and returns.
Based on annualized rental income on a straight-line basis as of December 31, 2021, 42.1% of our single-tenant portfolio and 70% of our anchor tenants in our multi-tenant portfolio are not evaluated or ranked by credit rating agencies, or are ranked below “investment grade,” which includes both actual investment grade ratings of the tenant and “implied investment grade” ratings which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. “Implied investment grade” ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants for our single-tenant portfolio, 46.1% have actual investment grade ratings and 11.8% have “implied investment grade” ratings. Of our “investment grade” tenants for our anchor tenants in the multi-tenant portfolio, 20.3% have actual investment grade ratings and 9.7% have “implied investment grade” ratings.
Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants who have investment grade ratings.
Net leases may not result in fair market lease rates over time.
The majority of our rental income is generated by net leases December 31, 2021, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain indexed escalation provisions.
Risks Related to Multi-tenant Retail Properties
Retail conditions may adversely affect our income.
A substantial amount of our rental income is generated by multi-tenant retail properties. The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of anchored shopping centers and other large retailing companies, the ongoing consolidation in the retail and grocery sector, changes in consumer preferences and spending, excess amounts of retail space in a number of markets and competition for tenants in the markets, as well as the increasing use of the Internet by retailers and consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same multi-tenant property, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
A retail property’s revenues and value may also be adversely affected by the perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the retail property. Many of our multi-tenant properties, such as shopping centers and malls, are open to the public and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our equity securities may be negatively impacted.
The majority of our leases provide for base rent plus contractual base rent increases but these base increases may not be sufficient to fund increased expenses or may still be below market rates. Our portfolio also includes some leases with a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.
We are subject to risks related to our multi-tenant retail properties.
We own a portfolio of 33 multi-tenant retail properties (112 multi-tenant properties after giving effect to the full closing of the CIM Portfolio Acquisition) that are not subject to net leases representing 30% (approximately 50% after giving effect to the closing of the CIM Portfolio Acquisition) of our annualized rental income on a straight-line basis as of December 31, 2021. Multi-tenant retail properties are subject to increased risk relating to the operation and management of the property, including:
•risks affecting the retail industry generally;
•the reliance on anchor tenants; and
•competition with other retail channels, including e-commerce.
In addition, because our multi-tenant retail properties are not leased on a triple-net basis, we bear certain costs and expenses of these properties, as opposed to net leased properties that require tenants to bear all, or substantially all, of the costs and expenses of the properties.
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
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. There can be no assurance that our strategy of building a diverse portfolio focused on properties leased to necessity-based, service retail and experiential retail tenants, will insulate us from the effects online commerce has had on some retail operators that lease space in properties like ours. The shift to online shopping, including online orders for immediate delivery or pickup in store, has further accelerated due to the COVID-19 pandemic, and may cause further declines in brick and mortar sales generated by retail tenants and may cause certain of our tenants to reduce the size or number of their retail locations in the future. Our grocery store tenants are incorporating e-commerce concepts through home deliver or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for these properties. Traditional grocery chains are also subject to increasing competition from new market participants and food retailers who have incorporated the Internet as a direct-to-consumer channel and Internet-only retailers that sell grocery products. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. We cannot predict with certainty what future tenants will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline.
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
Certain tenants of our properties are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2021, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2021
Gas/Convenience	9.6%
Healthcare	7.9%
Retail Banking	6.6%
Quick Service Restaurant	6.2%
Pharmaceuticals (1)	5.9%
Discount Retail	5.7%
Specialty Retail	5.4%
(1) All of the revenue from this industry was derived from the Sanofi property, which was sold on January 6, 2022. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.
As of December 31, 2021 and giving effect to all of the properties acquired or to be acquired in the CIM Portfolio Acquisition, we expect concentration in all of the industries listed above to remain between 5% and 10%. Also, we expect that only three additional industries (Home Improvement, Apparel Retail and Grocery) may have concentrations of approximately 5% after the closing of the CIM Portfolio Acquisition.
Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Any anchor tenant, which we define as a tenant that occupy over 10,000 square feet of one of our multi-tenant properties, or a tenant that is an anchor tenant at more than one of our multi-tenant properties, may become insolvent, may suffer a downturn in its business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could threaten their ongoing ability to continue paying rent and remain solvent. In such event, we may be unable to re-lease the vacated space at attractive rents or at all. In some cases, it may take extended periods of time to re-lease a space, particularly one previously occupied by a major tenant or non-owned anchor. Additionally, in the event our tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings, such tenants may choose t consolidate, downsize or relocate their operations, resulting in terminating or not renewing their leases with us or vacating the leases premises. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant, or the bankruptcy, insolvency or downturn in business of any of our anchor tenants, could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced, and may even increase due to inflation or otherwise, when there is a reduction in income from the properties. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.
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
As of December 31, 2021, we had total outstanding indebtedness of approximately $2.0 billion. We may incur additional indebtedness in the future for various purposes. Subsequent to December 31, 2021, in connection with the closing of the first tranche of the CIM Portfolio Acquisition on February 11, 2022, we borrowed $170.0 million under our Credit Facility. In addition, we expect to close the remainder of CIM Portfolio Acquisition in successive tranches by the end of March 2022 and we expect to assume additional fixed-rate mortgages of approximately $348.7 million and we expect to borrow an additional $320.0 million under our Credit Facility. For additional information on the CIM Portfolio Acquisition, including funding details, see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
We may not be able to reduce the amount of our indebtedness in an effective or time efficient manner. Further, we may increase our leverage depending on debt financing market conditions. During 2021, we completed an offering of Senior Notes. We may issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add to or refinance existing mortgage debt or indebtedness under our Credit Facility. Thus, our leverage may increase depending on market conditions.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
In connection with the acquisition of properties, we have assumed and, in the future, may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock. In connection with the completed and planned closings of the CIM Portfolio Acquisition, we expect to assume approximately $348.7 million in mortgage debt. See Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Certain of the agreements governing our other indebtedness, contain restrictive covenants that limit our ability to pay distributions and otherwise limit our operating flexibility.
Certain of the agreements governing our indebtedness, including the Credit Facility (as defined herein) and the indenture governing the Senior Notes, contains various customary operating covenants, including a restricted payments covenant that limits our ability to declare or pay dividends or other distributions on, or to purchase or redeem, any of our equity interests, with certain permitted exceptions as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in the nature of our business. The Credit Facility also contains for example financial covenants limiting our consolidated leverage and consolidated secured leverage, requiring us to maintain a minimum fixed charge coverage ratio, limiting our other recourse debt to total asset value, and requiring us to maintain a minimum net worth. We are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by us. In addition, we may not fund share repurchases, unless we satisfy, after giving effect to the payments, a maximum unsecured leverage ratio and a maximum leverage ratio and also have availability for future borrowings under the Credit Facility of not less than $60 million. All of these requirements could limit our ability to incur additional indebtedness, limit operating flexibility and use cash that would otherwise be available to us. Decreases in cash rent collected from our tenants may decrease the availability of future borrowings under our Credit Facility. If we are unable to comply with financial covenants and other obligations under our Credit Facility, the indenture governing the Senior Notes or other debt agreements, including restrictions on the payment of dividends under certain of the agreements governing our indebtedness, we could default under those agreements which could potentially result in an acceleration of our indebtedness or foreclosure on our properties and could otherwise negatively impact our liquidity. There can be assurance that our leaders will consent to any amendment, or waiver, necessary to maintain compliance with our Credit Facility or the Senior Notes. Certain of our other indebtedness, and future indebtedness we may incur, contain or may contain similar restrictions. These or other restrictions may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates may make it difficult for us to finance or refinance properties.
We have incurred, and may continue to incur, debt, including debt secured by our properties. We run the risk of being unable to refinance our indebtedness, especially mortgage loans, when they come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance and we may be required to obtain equity financing to repay the indebtedness or the property securing a mortgage may be subject to foreclosure.
Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends, and we may be adversely affected by uncertainty surrounding changes in LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so.
As of December 31, 2021, none of our $2.0 billion in total gross outstanding debt was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”). Subsequent to December 31, 2021, in connection with the closing of the first tranche of the CIM Portfolio Acquisition on February 11, 2022, we borrowed $170.0 million under our Credit Facility. In addition, we expect to close the CIM Portfolio Acquisition in successive tranches by the end of March 2022 and we expect to assume additional fixed-rate mortgages of approximately $348.7 million and we expect to borrow an additional $320.0 million under our Credit Facility. For additional information on the closing of the first tranche of the CIM Portfolio Acquisition, including funding details, see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information. To the extent we do not hedge our variable rate exposure for borrowings under our Credit Facility, we would be exposed to interest rate volatility with respect to LIBOR and rising rates in general.
The Financial Conduct Authority ceased publishing the one-week and two month USD LIBOR settings after December 31, 2021 as previously announced, and has announced its intention to cease publishing the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York has organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness.
While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding changes in LIBOR, could adversely affect us. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to me, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board and the European Central Bank have begun tapering their respective quantitative easing programs. The U.S. Federal Reserve Board announced its intention to begin increasing interest rates, and the Bank of England increased interest rates for the first time since the onset of the pandemic in December 2021. All of these actions will likely lead to increases in our borrowing costs. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
Furthermore, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets.
Covenants in our debt agreements will restrict our activities and could adversely affect our business.
Our debt agreements, including the indenture governing the Senior Notes and the credit agreement governing the Credit Facility, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:
•incurring or guaranteeing additional secured and unsecured debt;
•creating liens on our assets;
•making investments or other restricted payments;
•entering into transactions with affiliates;
•creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;
•selling assets;
•making optional prepayments of indebtedness during a payment default or an event of default under the Credit Facility;
•effecting a consolidation or merger or selling all or substantially all of our assets; and
•amending certain material agreements, including material leases and debt agreements.
These covenants limit our operating flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Facility requires us to comply with financial maintenance covenants, including, among other things, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a maximum secured recourse indebtedness to total asset value ratio and a minimum net worth test. We are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements, as determined in good faith by us. In addition, we may not fund share repurchases, unless we satisfy, after giving effect to the payments, a maximum unsecured leverage ratio and a maximum leverage ratio and also have availability for future borrowings under the Credit Facility of not less than $60 million. We are also required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture governing the Senior Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or indenture trustee, as applicable, or amend the covenants.
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of the indebtedness or by an agent for the holders of the indebtedness.

This, in turn, could cause our other debt, including the Senior Notes and the Credit Facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance our debt.
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
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to debt securities that we or our OP issues could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any lowering of the ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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
Under the advisory agreement, the Advisor is entitled to substantial minimum compensation regardless of performance as well as incentive compensation if certain thresholds are achieved. The variable portion of the base management fee payable to the Advisor under the advisory agreement increases proportionately with the cumulative net proceeds from the issuance of common, preferred or other forms of equity by us. In addition, under our multi-year outperformance agreement entered into with the Advisor in 2021 (the “2021 OPP”), the Advisor may earn LTIP Units if certain performance conditions are met over a three-year performance period that ends in July 2024. These arrangements may result in the Advisor taking actions or recommending investments that are riskier or more speculative absent these compensation arrangements. In addition, the fees and other compensation payable to the Advisor reduce the cash available for investment or other corporate purposes.

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
•our financial condition, including the level of indebtedness, and performance;
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
•increases in interest rates and fluctuations in exchange rates;
•inflation and continuing increases in the inflation rate;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.
Moreover, although shares of both the Series A Preferred Stock and Series C Preferred Stock are listed on the Nasdaq, there can be no assurance that the trading volume for these shares will provide sufficient liquidity for holders to sell their shares at the time of their choosing or that the trading price for shares will equal or exceed the price paid for the shares. Because the shares of our preferred stock have at a fixed dividend rate, their respective trading prices in the secondary market will be influenced by changes in interest rates and will tend to move inversely to changes in interest rates. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of our preferred stock to demand a higher yield on their investment which could adversely affect the market price of those securities. An increase in interest rates available to investors could also make an investment in our Common Stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Stock.
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
Our board of directors previously adopted a stockholder rights plan and authorized a dividend of one preferred share purchase right. These rights expire April 12, 2024. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 4.9% or more of our then outstanding Class A common stock, subject to certain exceptions, each right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase a fraction of our Series B Preferred Stock. In addition, under certain circumstances, we may exchange the rights (other than rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part for shares of Class A common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our Class A common stock without the approval of our board of directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include, but are not limited to, a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
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
We may issue additional equity securities in the future thereby diluting the holdings of existing stockholders.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350 million shares of stock, consisting of 300 million shares of Class A common stock, par value $0.01 per share and 50 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2021, we had the following stock issued and outstanding: (i) 123,783,060 shares of Class A common stock; (ii) 7,933,711 shares of Series A Preferred Stock; and (iii) 4,594,498 shares of Series C Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock and our Series C Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock or Series C Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
We may issue shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock or another series of preferred stock pursuant to our existing at-the-market programs or any similar future program as well as in other public or private offerings, including shelf offerings, and shares of our Class A common stock issued as awards to our officers, directors and other eligible persons, pursuant to the advisory agreement in payment of fees thereunder. We may also issue shares if our Advisor earns any of the LTIP Units it currently holds at the end of the three-year performance period that ends in July 2024. LTIP Units are convertible into Class A Units after they have been earned and subject to several other conditions. Class A Units may be redeemed on a one-for-one basis for, at our election, shares of Class A common stock or the cash equivalent thereof. We have or expect to issue shares of our Class A common stock or Class A Units of our OP to sellers of properties we acquired, including up to $53.4 million worth of shares of Class A common stock which we are required to register for resale in connection with properties acquired in the CIM Portfolio Acquisition, and may continue to do so in the future. For additional information on the closing of the first tranche of the CIM Portfolio Acquisition, including funding details, see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, for distributions declared on or before June 30, 2022 with respect to our Class A Common Stock, as much as 90% of the distribution may be in shares of our Class A common stock, and 80% thereafter. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table represents certain additional information about the properties we owned at December 31, 2021:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	6.3	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	15.8	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	6.4	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	5.6	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	6.4	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	2.1	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	4.2	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	5.9	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	6.1	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	5.0	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	7.5	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	8.5	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	7.8	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	1.5	100.0%
Walgreens II	Single-Tenant	Aug 2013	1	14	11.3	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	4.2	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	6.3	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	0.7	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	3.9	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	4.1	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	5.2	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	6.6	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	3.2	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	1.4	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	1.5	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	3.5	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	3.3	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	9.6	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	4.2	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	2.8	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	15.1	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	6.5	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	6.3	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	5.7	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	5.1	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	4.3	100.0%
Truist Bank I (2)	Single-Tenant	Sep 2013	18	92	6.2	93.5%
National Tire & Battery I	Single-Tenant	Sep 2013	1	11	1.9	100.0%
Circle K I	Single-Tenant	Sep 2013	19	55	6.8	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	5.7	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	7.3	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	1.4	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	7.5	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	9.8	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	7.7	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	2.1	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	1.7	100.0%
United Healthcare I [3]	Single-Tenant	Oct 2013	1	400	—	—%
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	10.4	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
Tractor Supply III	Single-Tenant	Oct 2013	1	19	6.3	100.0%
Verizon Wireless	Single-Tenant	Oct 2013	1	4	7.8	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	5.3	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	1.2	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	1.6	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	5.6	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	7.0	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	4.2	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	9.6	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	1.6	100.0%
Burger King I	Single-Tenant	Nov 2013	41	169	15.8	100.0%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	6.4	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	6.8	100.0%
FedEx Ground III	Single-Tenant	Nov 2013	1	24	1.7	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	3.9	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	1.2	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	2.1	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	6.5	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	6.3	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	2.1	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	3.2	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	2.0	100.0%
Truist Bank II [2]	Single-Tenant	Jan 2014	14	76	5.4	82.6%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	2.7	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	1.5	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	1.8	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	2.5	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	1.7	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	1.2	100.0%
C&S Wholesale Grocer I	Single-Tenant	Feb 2014	1	360	0.5	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	10.0	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	1.6	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	6.3	100.0%
Truist Bank III [2]	Single-Tenant	Mar 2014	67	338	7.9	95.4%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	8.0	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	7.3	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	9.0	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	1.7	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	6.3	100.0%
Sanofi US I [4]	Single-Tenant	Mar 2014	1	737	11.0	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	2.2	100.0%
Stop & Shop I	Single-Tenant	May 2014	7	492	5.0	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	0.1	100.0%
Dollar General XIX	Single-Tenant	May 2014	1	12	6.7	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	5.3	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	6.7	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	5.3	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	3.6	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	3.7	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	3.8	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	3.8	100.0%
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	3.3	83.5%
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	4.5	87.8%
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.9	85.9%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	8.8	85.3%
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	8.4	80.9%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	5.0	98.8%
Stirling Slidell Centre	Multi-Tenant	Feb 2017	1	140	1.6	45.8%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	3.6	98.3%
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	1.9	99.5%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	3.9	87.6%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.6	95.1%
Shoppes of West Melbourne	Multi-Tenant	Feb 2017	1	144	5.3	82.1%
The Centrum	Multi-Tenant	Feb 2017	1	274	9.9	77.8%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	2.1	58.7%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	4.0	77.4%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	3.4	79.6%
Colonial Landing	Multi-Tenant	Feb 2017	1	264	6.6	93.3%
The Shops at West End	Multi-Tenant	Feb 2017	1	382	6.8	83.9%
Township Marketplace	Multi-Tenant	Feb 2017	1	299	2.8	85.5%
Cross Pointe Centre	Multi-Tenant	Feb 2017	1	226	9.4	98.6%
Towne Centre Plaza	Multi-Tenant	Feb 2017	1	94	1.3	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	5.4	100.0%
Pine Ridge Plaza	Multi-Tenant	Feb 2017	1	239	2.6	95.8%
Bison Hollow	Multi-Tenant	Feb 2017	1	135	2.9	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	5.3	97.9%
Northpark Center	Multi-Tenant	Feb 2017	1	318	4.4	97.2%
Anderson Station	Multi-Tenant	Feb 2017	1	244	5.3	100.0%
Patton Creek	Multi-Tenant	Feb 2017	1	491	3.4	72.7%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	3.6	98.0%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	3.1	92.5%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	4.3	82.3%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.8	90.8%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	4.5	93.4%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	7.6	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	3.1	100.0%
Bob Evans I	Single-Tenant	Apr 2017	22	111	15.3	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	4.4	100.0%
Chili's II	Single-Tenant	May 2017	1	6	5.8	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	10.5	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	7.6	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	7.8	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	5.5	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	5.8	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	5.5	100.0%
Hardee's I	Single-Tenant	Sep 2017	2	7	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	4.9	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	15.5	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	15.9	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	8.5	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	12.1	100.0%
Mountain Express I	Single-Tenant	Jan 2018	9	30	16.0	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	6.4	100.0%
DaVita I	Single-Tenant	Feb 2018	2	13	4.2	100.0%
Imperial I	Single-Tenant	Mar 2018	9	22	18.8	100.0%
Mountain Express II	Single-Tenant	Jun 2018	15	59	16.3	100.0%
Dialysis I	Single-Tenant	Jul 2018	7	65	6.4	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	11.7	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	11.7	100.0%
Imperial II	Single-Tenant	Aug 2018	9	18	18.8	100.0%
Bob Evans II	Single-Tenant	Aug 2018	22	112	15.3	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
				(In thousands)
Mountain Express III	Single-Tenant	Sep 2018	14	47	16.6	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	11.8	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	19.0	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	5.7	100.0%
Pizza Hut I	Single-Tenant	Oct 2018	9	23	11.8	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	17	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	10.3	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	9.7	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	5.4	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	17.1	100.0%
Mountain Express IV	Single-Tenant	Feb 2019	8	28	17.1	100.0%
Mountain Express V	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	17.2	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	9.9	100.0%
Mountain Express VI	Single-Tenant	Jun 2019	1	3	17.1	100.0%
IMTAA	Single-Tenant	May 2019; Jan 2020	12	40	17.5	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	17.4	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	10.4	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	5	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	8.7	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	7.3	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	9	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	12.6	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	17.8	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	17.7	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	7.6	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	7	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	17.9	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	7.5	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	8.4	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	10.4	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	18	100.0%
American Car Center I	Single-Tenant	Mar 2020	16	178	18.3	100.0%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	8.8	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	18.3	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	18.3	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	18.3	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	9.5	100.0%
GPM	Single-Tenant	Jul 2020	30	112	14.4	100.0%
IMTAA II	Single-Tenant	Aug 2020; Dec 2020	10	54	13.7	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	9.2	100.0%
Kamla Kaur	Single-Tenant	Dec 2020	10	37	19.0	100.0%
Dialysis III	Single-Tenant	Dec 2020; Dec 2021	16	139	4.0	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	19.3	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	5.5	100.0%
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	6.1	100.0%
Pick N'Save	Single-Tenant	Jun 2021	1	61	7.0	100.0%
Tidal Wave I	Single-Tenant	Jul 2021; Aug 2021; Oct 2021	14	54	19.5	100.0%
Imperial Reliance	Single-Tenant	Jul 2021	2	4	19.6	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	5.5	100.0%
Heritage I	Single-Tenant	Dec 2021	5	43	20.0	100.0%
Fidelity I	Single-Tenant	Dec 2021	6	55	20.0	100.0%
Total			976	20,031	8.6	93.2%
__________
[1]Remaining lease term in years as of December 31, 2021. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.

[2]Includes eight properties leased to Truist Bank which were unoccupied as of December 31, 2021 and were being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
[3]The tenant’s lease at this property expired effective July 1, 2021. See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details regarding our plans for this property and its related impairment.
[4]This property was considered held-for-sale as of December 31, 2021 and was sold on January 6, 2022. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
		(In thousands)
Multi-Tenant	33	7,171	4.8	87.6%
Single-Tenant	943	12,860	10.2	96.3%
Total	976	20,031	8.6	93.2%
[1]Remaining lease term in years as of December 31, 2021. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2021:

State	Number of Properties	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
Alabama	46	$14,544	5.0%	1,405	6.9%
Alaska	1	409	0.1%	9	0.1%
Arizona	1	352	0.1%	22	0.1%
Arkansas	16	2,387	0.8%	88	0.4%
California	1	228	0.1%	9	0.1%
Colorado	6	776	0.3%	52	0.3%
Connecticut	4	1,801	0.6%	98	0.5%
Delaware	1	176	0.1%	5	0.1%
District of Columbia	1	236	0.1%	4	0.1%
Florida	60	19,365	6.7%	1,199	5.9%
Georgia	111	31,677	11.0%	1,996	9.9%
Idaho	3	331	0.1%	14	0.1%
Illinois	51	10,517	3.6%	741	3.7%
Indiana	15	2,109	0.7%	91	0.5%
Iowa	25	2,662	0.9%	166	0.8%
Kansas	15	4,506	1.6%	282	1.4%
Kentucky	28	10,747	3.7%	677	3.4%
Louisiana	33	6,515	2.3%	354	1.8%
Maine	3	349	0.1%	27	0.1%
Maryland	4	858	0.3%	21	0.1%
Massachusetts	13	9,269	3.2%	992	5.0%
Michigan	71	9,483	3.3%	527	2.6%
Minnesota	9	10,597	3.7%	761	3.8%
Mississippi	37	5,821	2.0%	252	1.3%
Missouri	11	5,932	2.1%	493	2.5%
Montana	12	1,184	0.4%	42	0.2%
Nebraska	3	495	0.2%	12	0.1%
Nevada	4	6,691	2.3%	408	2.0%
New Hampshire	1	127	—%	6	0.1%
New Jersey (2)	4	18,655	6.5%	817	4.2%
New Mexico	3	629	0.2%	47	0.2%
New York	17	2,774	1.0%	227	1.1%
North Carolina	49	18,415	6.4%	1,525	7.5%
North Dakota	3	1,222	0.4%	170	0.9%
Ohio	77	17,873	6.2%	1,042	5.2%
Oklahoma	17	9,929	3.5%	834	4.2%
Pennsylvania	25	9,763	3.4%	540	2.7%
Rhode Island	3	2,495	0.9%	156	0.8%
South Carolina	41	16,851	5.8%	1,618	8.0%
South Dakota	2	339	0.1%	47	0.2%
Tennessee	32	3,683	1.3%	185	0.9%
Texas	35	13,660	4.7%	839	4.2%
Utah	4	1,087	0.4%	41	0.2%
Vermont	1	84	—%	22	0.1%
Virginia	24	3,640	1.3%	214	1.1%
West Virginia	33	3,077	1.1%	261	1.3%
Wisconsin	10	2,515	0.9%	627	3.1%
Wyoming	10	1,318	0.5%	66	0.2%
Total	976	288,153	100%	20,031	100%

__________
[1]Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2021, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.
[2]Substantially all of the revenue from this state was derived from the Sanofi property, which was sold on January 6, 2022. Excluding Sanofi, this state would have constituted 0.6% of annualized rental income on a straight-line basis as of December 31, 2021. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2021, excluding the Sanofi property which was sold on January 6, 2022. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2022	$260,667
2023	248,310
2024	232,908
2025	215,088
2026	198,241
2027	170,338
2028	138,951
2029	131,373
2030	106,915
2031	96,141
Thereafter	557,631
$2,356,563
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2021, excluding the Sanofi property which was sold on January 6, 2022.

Year of Expiration	Number of Leases Expiring	Annualized Rental Income on a Straight-Line Basis [1]	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
2022	74	$7,397	2.6%	795	4.3%
2023	117	18,350	6.4%	1,244	6.7%
2024	111	15,879	5.5%	1,126	6.1%
2025	128	22,579	7.8%	1,736	9.4%
2026	100	23,652	8.2%	1,862	10.1%
2027	126	37,163	12.9%	3,941	21.3%
2028	91	13,389	4.6%	1,014	5.5%
2029	133	22,739	7.9%	1,353	7.3%
2030	53	12,180	4.2%	929	5.0%
2031	62	13,623	4.7%	654	3.5%
	995	$186,951	64.8%	14,654	79.2%
__________
[1]Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2021, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.

Tenant Concentration
There were no tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2021.
Significant Portfolio Properties
The annualized rental income on a straight-line basis of the following property represents 5.0% or more of our total portfolio’s annualized rental income on a straight-line basis as of December 31, 2021. No single property had rentable square footage that exceeded 5.0% or more of our total portfolio’s rentable square feet.
On January 6, 2022, we disposed of the Sanofi property. Sanofi US - Bridgewater, NJ was a freestanding, single-tenant office facility, comprised of 736,572 total rentable square feet and was 100.0% leased to Aventis, Inc., a member of the Sanofi-Aventis Group. The lease had annualized rental income on a straight-line basis of $17.1 million which represented 5.9% of the total portfolio. See Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2021 and 2020. In addition, see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to additional mortgage debt assumed and borrowings under our Credit Facility in connection with the acquisition of the CIM Portfolio Acquisition.
Item 3. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Note 10 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding our legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the Nasdaq under the symbol “AFIN” as of July 19, 2018. Pursuant to our name change, we began trading our Class A common stock under the symbol “RTL” as of February 15, 2022. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the Nasdaq Index for the period commencing July 19, 2018, the date on which we listed our Class A common stock on the Nasdaq and ending December 31, 2021. The graph assumes an investment of $100 on July 19, 2018 with the reinvestment of dividends.

Holders
As of February 18, 2022, we had 129,809,464 shares of Class A common stock outstanding held by a total of 6,836 stockholders of record.
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

Tax Characteristics of Dividends
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2021, 2020 and 2019. All dividends paid on the Series A Preferred Stock and Series C Preferred Stock were considered 100% ordinary dividend income for tax purposes.

	Year Ended December 31,
(In thousands)	2021		2020		2019
Return of capital	94.8%	$0.81	90.3%	$0.63	90.2%	$0.99
Ordinary dividend income	5.2%	0.04	9.7%	0.07	9.8%	0.11
Total	100.0%	$0.85	100.0%	$0.70	100.0%	$1.10
Dividends to Common Stockholders
During the period of January 2019 through March 2020, we paid dividends on our common stock on a monthly basis at an annualized rate equal to a rate of $1.10 per share, or $0.0916667 per share per month. In March 2020, our board of directors approved a reduction in our annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The new common stock dividend rate became effective beginning with our April 1 dividend declaration. Historically, and through September 30, 2020, we declared common stock dividends based on monthly record dates and generally paid dividends, once declared, on or around the 15th day of each month (or, if not a business day, the next succeeding business day) to Class A common stock holders of record on the applicable record date. On August 27, 2020, our board of directors approved a change in our Class A common stock dividend policy. Subsequent dividends authorized by our board of directors on shares of our Class A common stock have been, and we anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment. This change affected the frequency of dividend payments only, and did not impact the annualized dividend rate on Class A common stock of $0.85.
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
Equity-Based Compensation
Effective on July 19, 2018, our board of directors adopted an equity plan for the Advisor (the “Advisor Plan”) and an equity plan for individuals (the “Individual Plan” and together with the Advisor Plan, the “2018 Equity Plan”). On May 4, 2021, the Company’s independent directors, authorized an award of LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021 (no LTIP Units were earned), and, on July 21, 2021, the Company, the OP and the Advisor entered into the 2021 OPP.

The following table sets forth information regarding securities authorized for issuance under the 2018 Equity Plan and the 2021 OPP as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	8,528,885	[1]	—	3,008,872	[2]
Total	8,528,885	[1]	—	3,008,872	[2]
__________
[1]Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2021 OPP. These LTIP Units may be earned by the Advisor if we achieve threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period that commenced on July 20, 2021 and will end on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the 2021 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2021 OPP, please see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
[2]We have the Advisor Plan and the Individual Plan which we refer to together as the 2018 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Under the Individual Plan, we may only make awards to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. By contrast, under the Advisor Plan, we may only make awards to the Advisor. The number of shares that may be subject to awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of our outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. As of December 31, 2021, we had 123,783,060 shares of Class A common stock issued and outstanding on a fully diluted basis, and 9,369,434 shares of Class A common stock had been issued under or were subject to awards under the 2018 Equity Plan (including unearned LTIP Units). For additional information on the 2018 Equity Plan, please see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

Recent Sale of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved].

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
Overview
We are an externally managed REIT focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We historically focused our acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. In December 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties (the “CIM Portfolio Acquisition”), representing a strategic shift away from a primary focus on single-tenant retail properties. On February 11, 2022, we closed on the first tranche of the CIM Portfolio Acquisition and acquired 44 properties for a contract purchase price of $547.4 million. We expect to complete the closing of the transaction in successive tranches by the end of March 2022. For additional information on the closing of the first tranche of the CIM Portfolio Acquisition, including funding details, see “Liquidity and Capital Resources” herein and see Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
As of December 31, 2021, we owned 976 properties, comprised of 20.0 million rentable square feet, which were 93.2% leased, including 943 single-tenant net leased commercial properties (902 of which are leased to retail tenants) and 33 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2021, the total single-tenant properties comprised 70% of our total portfolio and were 61% leased to service retail tenants, and the total multi-tenant properties comprised 30% of our total portfolio and were 49% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
Including the pro forma impact of the closing of the first tranche and the planned closing of the second tranche CIM Portfolio Acquisition and disposal of the Sanofi property but assuming no other subsequent acquisitions or dispositions, as of December 31, 2021 we owned 1,056 properties, comprised of 28.8 million rentable square feet, including 944 single-tenant net leased commercial properties (904 of which are leased to retail tenants) and 112 multi-tenant retail properties.
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
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected approximately 100% of the original cash rent due for the fourth quarter 2021 across our entire portfolio, (based on the total of fourth quarter cash rent due across our portfolio). This was consistent with the first, second, and third quarters of 2021 and an improvement from the fourth quarter of 2020 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the quarter.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 98% of original cash rent collections for the fourth quarter of 2021.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2021, we granted rent deferrals for an aggregate of $0.4 million or less than 1% of original cash rent due for the year. Nearly all amounts deferred are scheduled for repayment during various times through the end of 2022. During the year ended December 31, 2021, we collected approximately 81% of the total $7.4 million rents we previously deferred. During the year ended December 31, 2021, we granted rent abatements for $0.8 million or less than 1% of original cash rent due for the year. During the year ended December 31, 2020, we granted rent abatements for $2.7 million. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the fourth quarter of 2021 is based on cash collected, in respect of cash rent, as of January 31, 2022. Cash receipts received in January are not, however, included in cash and cash equivalents on our December 31, 2021 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including amounts previously deferred. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below presents the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020 and 2021.

Period	Single-Tenant (1)	Multi-Tenant (2)	Total Portfolio (3)
First Quarter 2020	98%	100%	99%
Second Quarter 2020	96%	72%	88%
Third Quarter 2020	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%
First Quarter 2021	100%	99%	100%
Second Quarter 2021	100%	100%	100%
Third Quarter 2021	98%	100%	99%
Fourth Quarter 2021	99%	100%	100%
____________
(1) Eliminating the impact of deferred rent paid, single-tenant collections were 99%, 99%, 98% and 99% of original cash rent due for the first, second, third and fourth quarters of 2021, respectively. Deferred rent received, if any, was less than 1% of rent collected before the first quarter of 2021.
(2) Eliminating the impact of deferred rent paid, multi-tenant collections were 95%, 97%, 96% and 97% of original cash rent due for the first, second, third and fourth quarters of 2021, respectively. Deferred rent received, if any, was less than 1% of rent collected before the first quarter of 2021.
(3) Eliminating the impact of deferred rent paid, total portfolio collections were 98%, 99%, 97% and 98% of original cash rent due for the first, second, third and fourth quarters of 2021, respectively. Deferred rent received, if any, was less than 1% of rent collected before the first quarter of 2021.

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
Impacts of the COVID-19 Pandemic
As discussed above, we have taken a proactive approach to achieve mutually agreeable solutions with our tenants impacted by the COVID-19 pandemic and in some cases, during the year ended December 31, 2021, we executed several types of lease amendments. These agreements include deferrals and abatements (i.e. rent credits) and also may include extensions to the term of the leases.
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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2021, these leases had an average remaining lease term of approximately 8.6 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2021, 2020 and 2019, approximately $1.4 million, $1.1 million and $0.9 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion), we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If we determine that it’s probable we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine that it’s not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. Throughout the year ended December 31, 2021, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of our tenants to pay rents in accordance with their contracts. The assessment included all of our tenants with a focus on our multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than our single-tenant properties.
Under ASC 842, uncollectable amounts are reflected as reductions in revenue from tenants. Under ASC 840, we recorded such amounts as bad debt expense as part of property operating expenses. As a result of the review and assessment as described above and the impacts of the COVID-19 pandemic on certain of our tenants, we recorded a reduction in revenue from tenants of $1.8 million during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, such amounts were $6.6 million and $2.9 million, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2021, 2020 or 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 we had one property classified as held for sale, our Sanofi property, and as of December 31, 2020 we had no properties classified as held for sale (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information). The Sanofi property was disposed on January 6, 2022 (see Note 16 — Subsequent Events to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
As more fully discussed in Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases to the consolidated financial statements included in this Annual Report on Form 10-K, all of our leases as lessor prior to adoption of the new leasing standard on January 1, 2019, were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three year period ended December 31, 2021, we had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
We are also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2021, 2020 and 2019 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2021 and 2020.
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
Equity-Based Compensation
We have a stock-based plan under which our directors, officers and other employees of the Advisor or its affiliates who are involved in providing services to us are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the listing of the our Class A common stock, $0.01 par value per share (“Class A common stock”) on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date”), we entered into the 2018 OPP under which the LTIP Units were issued to the Advisor. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value is reflected as a charge to earnings evenly over the service period. The cumulative expense was reflected as part of non-controlling interest in our balance sheets and statements of equity until the end of the service period. Following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of our board of directors determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, we reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its balance sheet and statement of equity.
On May 4, 2021, our independent directors, authorized the issuance of a new award of LTIP Units effective after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the 10-trading day trailing average closing stock price of our Class A common stock for the ten trading days up to and including July 19, 2021. On July 21, 2021, we entered into the 2021 OPP pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419. As a result, the LTIP Units issued under the 2021 OPP classified as an equity award with the cumulative expense reflected as part of non-controlling interest in our consolidated balance sheets and equity statements.
In the event of a modification of any of the awards discussed above, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period.
For additional information on all of our equity-based compensation arrangements, see Note 13 — Equity-Based Compensation.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Leasing Activity
The following table summarizes our leasing activity during the year ended December 31, 2021:

	Year Ended December 31, 2021
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR [1] prior to Lease Execution/Renewal	Annualized SLR [1] after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
New leases [2]	50	412,856	$—	$3,660	$2,237	$5.42
Lease renewals/amendments [2]	141	1,298,317	17,153	16,478	1,483	1.14
Lease terminations [3]	24	116,816	2,901	—	—	—
__________
[1]Annualized rental income on a straight-line basis as of December 31, 2021. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
[2]New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2021, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2021. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information see Overview — Management Update on the Impacts of the COVID-19 Pandemic — Management’s Actions.
[3]Represents leases that were terminated prior to their contractual lease expiration dates.
Results of Operations
In December 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties (the “CIM Portfolio Acquisition”), representing a strategic shift away from a sole focus on single-tenant retail properties. Accordingly, we now operate in two reportable business segments for management and internal financial reporting purposes. In our single-tenant operating segment, we own, manage and lease single-tenant properties where tenants are required to pay for property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our multi-tenant operating segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses.
Below is a discussion of our results of operations for the years ended December 31, 2021 and 2020. Please see the “Results of Operations” section located on page 45 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for comparison of our results of operations for the years ended December 31, 2020 to 2019.
In addition to the comparative year over year discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s action taken to mitigate those risks and uncertainties.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of December 31, 2021, we owned 976 properties. There were 802 properties (our “2020-2021 Same Store”) owned for the entire years ended December 31, 2021 and 2020 which were 92.4% leased as of December 31, 2021. Since January 1, 2020 and through December 31, 2021, we acquired 176 properties (our “Acquisitions Since January 1, 2020”)which were 100% leased as of December 31, 2021, and disposed of 19 properties (our “Disposals Since January 1, 2020”).

Number of Properties
Number of properties, December 31, 2019	819
Acquisition activity during the year ended December 31, 2020	107
Disposition activity during the year ended December 31, 2020	(6)
Number of properties, December 31, 2020	920
Acquisition activity during the year ended December 31, 2021	69
Disposition activity during the year ended December 31, 2021	(13)
Number of properties, December 31, 2021	976

Number of Same Store Properties	802

Comparison of the Year Ended December 31, 2021 to 2020
Net loss attributable to common stockholders was $63.4 million and $46.7 million for the year ended December 31, 2021 and 2020, respectively. The following table shows our results of operations for the years ended December 31, 2021 and 2020 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase / (Decrease)
	2021	2020	$
Revenue from tenants	$335,156	$305,224	$29,932

Operating expenses:
Asset management fees to related party	32,804	27,829	4,975
Property operating expense	55,431	52,296	3,135
Impairment of real estate investments	33,261	12,910	20,351
Acquisition, transaction and other costs	4,378	2,921	1,457
Equity-based compensation	17,264	13,036	4,228
General and administrative	20,856	19,683	1,173
Depreciation and amortization	130,464	137,459	(6,995)
Total operating expenses	294,458	266,134	28,324
Operating income before gain on sale of real estate investments	40,698	39,090	1,608
Gain on sale/exchange of real estate investments	4,757	6,456	(1,699)
Operating income	45,455	45,546	(91)
Other (expense) income:
Interest expense	(81,784)	(78,467)	(3,317)
Other income	91	1,024	(933)
Loss on non-designated derivatives	(3,950)	(9)	(3,941)
Total other expense, net	(85,643)	(77,452)	(8,191)
Net (loss) income	(40,188)	(31,906)	(8,282)
Net loss (income) attributable to non-controlling interests	9	44	(35)
Allocation for preferred stock	(23,262)	(14,788)	(8,474)
Net loss attributable to common stockholders	(63,441)	(46,650)	(16,791)
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders decreased $16.8 million to $63.4 million for the year ended December 31, 2021 from $46.7 million for the year ended December 31, 2020. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Net Operating Income
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

Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the years ended December 31, 2021 and December 31, 2020:

	Segment Same Store (1) (2)			Acquisitions (3)			Disposals (4)			Segment Total (5)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$187,856	$181,263	$6,593	$26,213	$9,244	$16,969	$4,875	$1,355	$3,520	$218,944	$191,862	$27,082
Less: Property operating expenses	10,728	9,654	1,074	1,053	239	814	224	294	(70)	12,005	10,187	1,818
NOI	$177,128	$171,609	$5,519	$25,160	$9,005	$16,155	$4,651	$1,061	$3,590	$206,939	$181,675	$25,264
__________
[1]Includes the two properties exchanged during the year ended December 31, 2020 as we considered the substitution of new properties under the same master lease as a continuation of the same tenant relationship and therefore as part of our 2020-2021 Same Store. For additional information on real estate sales, see Note 3 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K.
[2]Our single-tenant segment included 769 Same Store properties.
[3]Our single-tenant segment included 174 Acquisition properties.
[4]Our single-tenant segment included 19 Disposition properties.
[5]Our single-tenant segment included 943 properties.
Revenue from tenants in our single-tenant segment increased approximately $27.1 million to $218.9 million for the year ended December 31, 2021, compared to $191.9 million for the year ended December 31, 2020. This increase in revenue from tenants was due to the incremental increase in revenue from our Acquisitions Since January 1, 2020 of $17.0 million, an increase of our 2020-2021 Same Store properties of $6.6 million and an increase of our Disposals Since January 1, 2020 of $3.5 million.
The increase in our 2020-2021 Same Store revenue reflects the impact of termination fees recorded in the year ended December 31, 2021, totaling $11.2 million in net termination fee income ($3.6 million of which related to our Disposals Since January 1, 2020) as well as by an increase of $2.1 million of operating expense reimbursement revenue.
These increases were partially offset by $2.7 million of lower revenue due to the expiration of our United Healthcare lease, which was not renewed on July 1, 2021 and had annual rents of $5.4 million prior to its expiration, as well as by and increase of $0.8 million in bad debt expense recorded during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense increased $1.8 million to $12.0 million for the year ended December 31, 2021, compared to $10.2 million for the year ended December 31, 2020. This increase was primarily driven by increases from our 2020-2021 Same Store properties of $1.1 million, an increase of $0.8 million from our Acquisitions Since January 1, 2020, partially offset by a decrease of $0.1 million from our Disposals Since January 1, 2020.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the years ended December 31, 2021 and December 31, 2020:

	Segment Same Store (1)			Acquisitions (2)			Disposals (3)			Segment Total (4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	2021	2020	$	2021	2020	$	2021	2020	$
Revenue from tenants	$116,212	$113,362	$2,850	$—	$—	$—	$—	$—	$—	$116,212	$113,362	$2,850
Less: Property operating expenses	43,426	42,109	1,317	—	—	—	—	—	—	43,426	42,109	1,317
NOI	$72,786	$71,253	$1,533	$—	$—	$—	$—	$—	$—	$72,786	$71,253	$1,533
__________
[1]Our multi-tenant segment included 33 Same Store Properties.
[2]Our multi-tenant segment did not have any Acquisition properties.
[3]Our multi-tenant segment did not have any Disposition properties.
[4]Our multi-tenant segment included 33 properties.
Revenue from tenants in our multi-tenant segment increased approximately $2.9 million to $116.2 million for the year ended December 31, 2021, compared to $113.4 million for the year ended December 31, 2020.

The increase in our 2020-2021 Same Store revenue reflects an increase of net termination fee income of $0.7 million to $1.1 million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020, as well as a decrease in bad debt expense of $5.7 million. The higher bad debt expense in the year ended December 31, 2020 was due to our assessment of receivables due from tenants which have been most significantly impacted by the COVID-19 pandemic.
These increases were partially offset by $1.9 million of below market lease intangible liability write-offs for the year ended December 31, 2020 pertaining to two multi-tenant lease terminations, which were recorded as an addition to revenue from tenants. In addition, although occupancy in our multi-tenant segment has improved throughout the year ended December 31, 2021, we recorded $1.9 million of less revenue as a result of renewing multi-tenant lease agreements at lesser rates.
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense increased $1.3 million to $43.4 million for the year ended December 31, 2021, compared to $42.1 million for the year ended December 31, 2020.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $5.0 million to $32.8 million for the year ended December 31, 2021, compared to $27.8 million for the year ended December 31, 2020, primarily due to an increase of $2.1 million in the variable portion of the base management fee due to our increased equity issuances during 2021 and 2020 (which begin to impact the fee in the month succeeding the capital raise) and an increase of $2.9 million incentive variable management fees.
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
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021. We incurred $3.0 million of variable incentive management fees in the year ended December 31, 2021 and $0.1 million of variable incentive management fees were earned incurred during the year ended December 31, 2020. Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for more information on fees incurred from the Advisor.
Impairment Charges
We recorded $33.3 million of impairment charges for the year ended December 31, 2021, related to one single-tenant property formerly leased to United Healthcare and eight vacant single-tenant properties leased to Truist Bank located across various states. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew their lease. We have evaluated local market conditions and considered various alternative plans for this property. Due to weak local market conditions, expected sustained vacancy of this property as either a single-tenant or multi-tenant property, as well as an increased probability of sale, we determined that the property was impaired. We recorded an impairment of $26.9 million to adjust the property’s carrying value to its estimated fair value. Of the Truist properties, seven were impaired to adjust the properties to their fair values as determined by their respective purchase and sales agreements or non-binding letters of intents, and one property was impaired to adjust its carrying value to its fair value as determined by the income approach.
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
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased $1.5 million to $4.4 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. The increase was due to prepayment penalties on three mortgage notes which were fully repaid in the year ended December 31, 2021, totaling $4.0 million. Prepayment charges on mortgages were $0.8 million during the years ended December 31, 2020. This increase was partially offset by transaction costs associated with our Credit Facility Amendment and dead deals which totaled $1.0 million in the year ended December 31, 2020 which did not occur in the year ended December 31, 2021, as well as decreased litigation costs of $0.7 million.

Equity-Based Compensation
Equity-based compensation increased by approximately $4.2 million to $17.3 million for the year ended December 31, 2021 compared to $13.0 million for the year ended December 31, 2020. This increase was primarily due to additional non-cash equity-based compensation expense from the 2021 OPP and additional non-cash equity based compensation expense from a new grant of restricted shares in the second quarter of 2021 as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer (see additional details below).
Our independent directors authorized the issuance of a new award of LTIP Units on May 4, 2021 which was subsequently issued to the Advisor under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021. The year ended December 31, 2021 includes expenses for both the 2018 OPP and the 2021 OPP.
In addition, there were higher equity-based compensation expenses for restricted shares recorded in the year ended December 31, 2021 which was due to new grants as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021, contributing to the increase to equity-based compensation expense recorded during the year ended December 31, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the year ended December 31, 2021.
For additional details on our restricted shares and the 2021 OPP, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
General and Administrative Expense
General and administrative expense increased $1.2 million to $20.9 million for the year ended December 31, 2021, compared to $19.7 million for the year ended December 31, 2020. The increase was primarily due to professional fees and other miscellaneous general and administrative costs of $1.5 million, which includes an increase of $0.2 million related to COVID-related lease disputes.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $7.0 million to $130.5 million for the year ended December 31, 2021, compared to $137.5 million for the year ended December 31, 2020. Depreciation and amortization expense was impacted by a decrease of $13.4 million from our 2020-2021 Same Store properties and a decrease of $0.8 million from our Disposals Since January 1, 2020 partially offset by an increase of $7.2 million resulting from our Acquisitions Since January 1, 2020.
The decrease in our 2020-2021 Same Store depreciation was primarily due to the write-off of tenant improvements at one of our properties. During the second quarter of 2020, a tenant in the health club business declared bankruptcy and vacated its space. We were in the process of funding improvements that were being made to the space for the tenant. We determined that certain of the improvements no longer had any value in connection with any foreseeable replacement tenant and wrote off approximately $3.1 million which is recorded in depreciation and amortization expense in the consolidated statement of operations. The decrease was also attributable to the expiration of our United Healthcare lease on June 30, 2021, which reduced our amortization expense by $1.0 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. Lastly, the decrease was attributable to leasing intangible write-offs during the year ended December 31, 2020 related to a tenant’s lease termination at 19 of our properties totaling $3.0 million which did not occur in the year ended December 31, 2021.
Gain on Sale/Exchange of Real Estate Investments
During the year ended December 31, 2021, we sold 13 properties for an aggregate contract price of $18.9 million, resulting in aggregate gains on sale of $4.8 million.
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

Interest Expense
Interest expense increased $3.3 million to $81.8 million for the year ended December 31, 2021, compared to $78.5 million for the year ended December 31, 2020. This increase was primarily due to the issuance of $500.0 million in 4.50% per annum Senior Notes on October 7, 2021 which accrued interest of $5.3 million through the end of 2021, as well as higher average outstanding balances on our mortgage notes payable and increased amortization of deferred financing costs of $4.5 million, partially offset by lower average outstanding balances on our Credit Facility and lower interest rates and lower costs incurred during 2021 related to debt repayments and refinancings. In addition, we terminated a non-designated interest swap agreement on October 7, 2021 and received $2.1 million after settlement. This amount was recorded as a reduction of interest expense during the year ended December 31, 2021.
During the year ended December 31, 2021 and 2020, the average outstanding balances on our mortgage notes payable were $1.6 billion and $1.4 billion, respectively, and our average outstanding balance under our Credit Facility was $175.9 million and $376.0 million, respectively. For the year ended December 31, 2021 and 2020, the weighted-average interest rates on our mortgage notes payable were 3.88% and 4.28%, with the decline reflecting in part, our refinancing activity during the third quarter of 2020, and the weighted-average interest rates on our Credit Facility were 2.71% and 2.86%, respectively.
Other Income
Other income was $0.1 million for the year ended December 31, 2021, primarily comprised of interest income on our cash deposits.
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
Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments was $4.0 million for the year ended December 31, 2021 and related to the change in fair value of an embedded derivative within the PSA for the CIM Portfolio Acquisition. The loss was recorded to account for the decrease in fair value of the equity offered in the PSA from December 17, 2021, the date of the PSA, until December 31, 2021. Loss on non-designated derivative instruments was immaterial for the year ended December 31, 2020, and relates to an interest rate cap on a mortgage note payable entered into in the fourth quarter of 2020 that is designed to protect us from adverse interest rate changes. For additional information, see Note 4 — Mortgage Notes Payable, Note 8 — Derivatives and Hedging Activities and Note 16 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.
Cash Flows from Operating Activities
The level of cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses.
Cash flows provided by operating activities of $145.2 million during the year ended December 31, 2021 and consisted of a net loss of $40.2 million, adjusted for non-cash items of $187.3 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities was impacted by an increase in straight-line rent receivable of $7.0 million which primarily related to COVID-19 related lease amendments and acquisitions, an increase in prepaid expenses and other assets of $4.6 million, a decrease in accounts payable and accrued expenses of $5.8 million and a decrease in deferred rent and other liabilities of $0.3 million as well as by prepayment costs on mortgages of $4.0 million.
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

Cash Flows from Investing Activities
The net cash used in investing activities during the year ended December 31, 2021 of $220.7 million consisted primarily of cash paid for investments in real estate and other assets of $182.2 million, capital expenditures of $13.4 million and deposits for real estate acquisitions of $41.8 million, partially offset by cash received from the sale of real estate investments (net of mortgage loans repaid) of $16.6 million.
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
Cash Flows from Financing Activities
The net cash provided by financing activities of $199.0 million during the year ended December 31, 2021 consisted primarily of proceeds from the issuance of the Senior Notes of $500.0 million, net proceeds from the issuance of Class A common stock of $128.4 million, net proceeds received from the issuance of Series A Preferred Stock of $1.9 million and net proceeds received from the issuance of Series C Preferred Stock of $25.5 million, partially offset by net payments of mortgage refinancings of $23.9 million, net repayments on our Credit Facility of $280.9 million, cash dividends paid to holders of Class A common stock of $97.5 million, cash dividends paid to holders of Series A Preferred Stock of $14.8 million, cash dividends paid to holders of Series C Preferred Stock of $6.5 million and payments of financing costs of $28.2 million.
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
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock, and capital expenditures. In addition, our demand for cash includes the purchase of additional properties.
CIM Portfolio Acquisition
In December 2021, we signed a purchase and sale agreement for the CIM Portfolio Acquisition, which consists of 79 multi-tenant retail centers and two single-tenant properties, for a contract purchase price of $1.3 billion. On February 11, 2022, we acquired 44 properties in the first tranche of the CIM Portfolio Acquisition consisting of 44 power center and grocery-anchored multi-tenant retail centers and a detention pond parcel located across 17 states and aggregating approximately 4.5 million square feet for an aggregate contract purchase price of $547.4 million. We funded the closing of the first tranche with cash of $350.7 million, which included net proceeds from the approximately $260.7 million sale of our Sanofi property and remaining proceeds from our Senior Notes offering, borrowings under our Credit Facility of $170.0 million and the issuance of 3,264,693 shares of our Class A common stock, representing consideration of $26.7 million, which were issued at a price of $8.18 per share.
We currently expect to close on the CIM Portfolio Acquisition in successive tranches by the end of March 2022 and add any unencumbered assets from these tranches to the borrowing base of our Credit Facility. We expect to fund the remainder of the tranches with additional borrowings under our Credit Facility of approximately $320.0 million, assumed mortgages of $348.7 million, the issuance of $26.7 million of our Class A common stock, the application of our previously funded deposit of $40.0 million and the remainder with cash on hand.
Short-Term Material Cash Requirements
As of December 31, 2021 and 2020, we had cash and cash equivalents of $214.9 million and $102.9 million, respectively. On October 1, 2021, we entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto. Upon the closing of the Senior Notes (as defined below) on October 7, 2021, we repaid the outstanding balance of $186.2 million under the Credit Facility. As of December 31, 2021, we had $214.3 million available for future borrowings under our Credit Facility.

With the exception of the CIM Portfolio Acquisition (funding details described in detail above), we expect to fund our future short-term material cash requirements through a combination of cash on hand, net cash provided by our property operations and proceeds from our Credit Facility. Pursuant to our Credit Facility, we are restricted from using proceeds from borrowings under the Credit Facility to accumulate or maintain cash or cash equivalents in excess of amounts necessary to meet current working capital requirements. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings including the issuance of additional Senior Notes or similar securities, our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), or other offerings of debt or equity securities.
Deleveraging Initiative
In May, 2021, we began a deleveraging initiative to reduce our net debt relative to our earnings. We hope to achieve this initiative by:
•reducing outstanding debt over time;
•funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios;
•raising equity to fund acquisitions and pay down debt; and
•increasing revenues through external and internal growth factors such as property acquisitions and multi-tenant leasing activity.
The CIM Portfolio Acquisition will increase our leverage in the first quarter of 2022, however, we plan to continue with our deleveraging strategy after the completion of the CIM Portfolio Acquisition. However, we may issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility.
Mortgage Notes Payable, Credit Facility and Senior Notes — December 31, 2021
As of December 31, 2021, we had $1.5 billion of gross mortgage notes payable outstanding, $500.0 million of gross Senior Notes outstanding and no balance outstanding under our Credit Facility, for total gross debt of $2.0 billion. Of our total gross debt, 100.0% was fixed-rate, however, after completing the first tranche of the CIM Portfolio Acquisition, we incurred $170.0 million of variable-rate debt outstanding under our Credit Facility, and we expect to incur an additional $320.0 million through March 2022 to complete the transaction.
As of December 31, 2021, our net debt to gross asset value ratio was 40.0%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of December 31, 2021, the weighted-average interest rates on the mortgage notes payable, Credit Facility and Senior Notes were 3.8%, 0.0% (no amounts outstanding) and 4.5%, respectively. At the closing of the first tranche of the CIM Portfolio Acquisition on February 11, 2022 we did not assume any mortgage debt, and we expect to assume $348.7 million of fixed-rate mortgage debt after the closing of the remaining tranches by the end of March 2022.
As of December 31, 2021, we had $3.9 billion in real estate investments, at cost and we had pledged approximately $2.4 billion of these real estate investments, at cost, as collateral for our mortgage notes payable. In addition, approximately $1.3 billion of these real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility which had a total borrowing capacity thereunder of $214.3 million. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
At the closing of the first tranche of the CIM Portfolio Acquisition on February 11, 2022, we borrowed $170.0 million under the Credit Facility. Although this exceeded our borrowing capacity after disposing of our Sanofi property, we were permitted to pledge certain of the assets acquired at the closing of the first tranche of CIM Portfolio Acquisition onto the Credit Facility’s borrowing base. We expect to pledge additional acquired properties at the closing of the remaining tranches of the CIM Portfolio Acquisition and borrow approximately $320.0 million under the Credit Facility to fund a portion of the closing of the remaining tranches of the CIM Portfolio Acquisition.
The Senior Notes are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by the subsidiaries of each Issuer (defined below) that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the Issuers or a Guarantor will be required to execute a Senior Note Guarantee. Under certain circumstances, the Guarantors may be automatically released from their Senior Note Guarantees without the consent of the holders of Senior Notes.

Net Lease Mortgage Notes
On June 3, 2021, through subsidiaries, we issued $318.0 million aggregate principal amount of Net Lease Mortgage Notes (the “2021 Net Lease Mortgage Notes”). The 2021 Net Lease Mortgage Notes are cross-collateralized with the $242.0 million in aggregate principal amount of Net Lease Mortgage Notes issued through subsidiaries in 2019 (the “2019 Net Lease Mortgage Notes” and, together with the 2021 Net Lease Mortgage Notes, the “Notes”). The Notes were issued using a master trust structure, which enables additional series of notes to be issued upon the contribution of additional properties to the collateral pool without the need to structure a new securitization transaction. Any new notes that are so issued will be cross-collateralized with the Notes.
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
Sanofi Mortgage
On October 7, 2021, we repaid the mortgage loan secured by our Sanofi property using proceeds from the issuance of the Senior Notes. The Sanofi mortgage had a principal balance of $125.0 million and bore interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by swap agreement. The loan was interest-only and scheduled to mature on September 4, 2025. Following the repayment of the Sanofi mortgage, we terminated our $125.0 swap agreement. The fair value of the swap upon termination was $2.1 million, which was settled in cash on October 19, 2021 and has been reflected as a reduction of interest expense in our consolidated statement of operations for the year ended December 31, 2021.
Credit Facility — Terms and Capacity

As of December 31, 2021, we had no amounts outstanding under our Credit Facility. As of December 31, 2020, we had $280.9 million outstanding.
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
Through September 30, 2021, prior to the closing of the amendment and restatement of the Credit Facility on October 1, 2021, borrowings under our Credit Facility bore interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20% depending on our consolidated leverage ratio or (ii) LIBOR plus an applicable margin ranging from 1.60% to 2.20%, depending on our consolidated leverage ratio. From July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ended June 30, 2021, the margin was 1.50% with respect to the Base Rate and 2.50% with respect to LIBOR regardless of our consolidated leverage ratio. The “floor” on LIBOR was 0.25%. As of December 31, 2021 we have elected to use the LIBOR rate for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
As of December 31, 2021, we were in compliance with the operating and financial covenants under the Credit Facility.
As of December 31, 2021, we had $214.3 million available for future borrowings, which included the Sanofi property as part of the unencumbered asset pool comprising the borrowing base of the Credit Facility. On January 6, 2022, we sold the Sanofi property and removed it from the borrowing base of the Credit Facility (see the Acquisitions and Dispositions — Subsequent to December 31, 2021 section below for additional details on the Sanofi sale).
At the closing of the first tranche of the CIM Portfolio Acquisition on February 11, 2022, we added certain acquired properties to the borrowing base of our Credit Facility and drew $170.0 million on our Credit Facility which was used at closing. After the closing of the first tranche of the CIM Portfolio Acquisition and the $170.0 million draw, we had approximately $250.1 million available for future borrowings under the Credit Facility. We expect to add additional acquired properties to the borrowing base of our Credit Facility at the closing of the remaining tranches of the CIM Portfolio Acquisition to further increase our borrowing availability. As a result, we expect to draw an additional $320.0 million on our Credit Facility to fund all of the remaining tranches of the CIM Portfolio Acquisition. After the closing of all tranches of the CIM Portfolio Acquisition, we expect to draw a total of approximately $490.0 million on our Credit Facility and we would have $325.0 million of potential availability remaining if we are able to reach the maximum commitment level of our Credit Facility, which is $815.0 million.
Issuance of Senior Notes
On October 7, 2021, we and the OP issued $500.0 million aggregate principal amount of 4.500% Senior Notes due 2028 (the “Senior Notes”). At closing, we used a portion of the net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers’ discounts and offering fees and expenses, to repay amounts outstanding at the time under the Credit Facility of approximately $186.2 million and to repay a $125.0 million variable rate mortgage note secured by our property leased to Sanofi (discussed below). We may use the remaining proceeds to fund future property acquisitions and for other general corporate purposes.
As of December 31, 2021, we were in compliance with the operating and financial covenants under the Senior Notes.
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
Acquisitions and Dispositions — Year Ended December 31, 2021
One of our primary uses of cash during the year ended December 31, 2021 has been to acquire properties.
During the year ended December 31, 2021, we acquired 69 properties for an aggregate purchase price of $182.2 million, including capitalized acquisition costs. The acquisitions of 13 of these properties for $28.5 million, including capitalized acquisition costs, were completed during the three months ended December 31, 2021. The acquisitions during the quarter and year ended December 31, 2021 were funded through a combination of cash on hand, comprising a combination of draws on the Credit Facility, net proceeds from the issuance of the Senior Notes, proceeds from the issuance and sale of Class A common stock (discussed below), Series A Preferred Stock (discussed below), Series C Preferred Stock (discussed below) and proceeds from dispositions of properties (discussed below).
During the year ended December 31, 2021, we sold 13 properties, for an aggregate contract price of $18.9 million, excluding disposition related costs. We disposed of five properties during the three months ended December 31, 2021 for a contract purchase price of $12.9 million. In connection with sales made during the year ended December 31, 2021, we repaid approximately $1.1 million of mortgage debt and after all disposition related costs, net proceeds from these dispositions, classified as investing cash flows, were $16.6 million.
Acquisitions and Dispositions — Subsequent to December 31, 2021
Subsequent to December 31, 2021, we closed on the acquisition of three properties for an aggregate purchase price of $40.9 million. Excluded in our acquisitions completed subsequent to December 31, 2021 is the closing of the first tranche of the CIM Portfolio Acquisition, as previously discussed above. The Company expects to complete the transaction with the closing of the one or more tranches through March 2022.
Subsequent to December 31, 2021, we closed on the sale of three office buildings leased to Sanofi S.A. for a contract purchase price of $260.7 million (the “Sanofi Sale”). The proceeds from the Sanofi Sale were used to partially fund the closing of the first tranche of the CIM Portfolio Acquisition as discussed above. The assets sold in the Sanofi Sale were part of the unencumbered asset pool comprising the borrowing base of the Credit Facility as of December 31, 2021. We also disposed of five other single-tenant properties for an aggregate contract sale price of $4.6 million. These five properties were not encumbered by mortgages and were not part of the unencumbered asset pool comprising the borrowing base of the Credit Facility.
We have entered into two definitive purchase and sale agreements (“PSAs”) to acquire nine additional properties for an aggregate contract purchase price of approximately $17.8 million and a non-binding letter of intent (“LOI”) to acquire an additional 11 properties for approximately $45.3 million. We have entered into three PSAs to dispose of three properties for an aggregate contract sales price of $3.4 million and two LOIs to dispose of two properties for an aggregate contract sales price of $4.5 million. The PSAs are subject to conditions, and the LOI is non-binding. There can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. To fund the consideration required to complete these acquisitions, we anticipate using proceeds from future dispositions of properties, proceeds from borrowings (including borrowings under our Credit Facility) and net proceeds received from our Class A Common Stock ATM Program, Series A Preferred Stock ATM Program, and Series C Preferred Stock ATM Program.

ATM Programs
In May 2019, we established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which we may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents. We intend to use any net proceeds from these offerings for general corporate purposes, including funding property acquisitions, repaying outstanding indebtedness (including borrowings under our Credit Facility), and for working capital. During the year ended December 31, 2021, we sold 14,734,448 shares of Class A common stock through the Class A common stock ATM Program for gross proceeds of $130.6 million and net proceeds of $128.4 million, after commissions and fees paid of $2.2 million. During the three months ended December 31, 2021, we sold 277,611 shares of Class A common stock through the Class A common stock ATM Program for gross proceeds of $2.4 million and net proceeds of $2.3 million after commissions and fees paid of $0.1 million. Subsequent to December 31, 2021, we sold 2,761,711 shares of our Class A common stock through our Class A Common Stock ATM Program for gross proceeds of $24.9 million which will be used to repay debt obligations, including amounts outstanding under our Credit Facility.
In May 2019, we established an “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”) pursuant to which we may, from time to time, offer, issue and sell to the public up to $100.0 million in shares of Series A Preferred Stock through sales agents. In January 2021, the aggregate amount that may be sold was increased to $200.0 million. During the year ended December 31, 2021, we sold 91,703 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.0 million, after commissions, fees and other costs incurred of $0.3 million. We did not sell any shares of Series A Preferred Stock during the three months ended December 31, 2021.
In January, 2021 we established an “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”) pursuant to which we may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series C Preferred Stock having an aggregate offering price of up to $200.0 million. During the year ended December 31, 2021, we sold 1,058,798 shares of Series C Preferred Stock through the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.5 million, after commissions, fees and other costs incurred of $1.0 million. We did not sell any shares of Series C Preferred Stock during the three months ended December 31, 2021.
Distribution Reinvestment Program
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the years ended December 31, 2021, 2020 and 2019, all shares acquired by participants pursuant to the Post-Listing DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
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

(In thousands)	Year Ended December 31, 2021
Capital Expenditures
Revenue enhancing	$12,911
Maintenance	2,049
Total Capital Expenditures	14,960
Leasing commissions	4,524
Total	$19,484
_____

Also, as of December 31, 2021 and December 31, 2020, we had $1.5 million and $0.0 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the merger with American Realty Capital-Retail Centers of America, Inc. in February 2017 (the “RCA Merger”). These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs and subsequent insurance reimbursements related to litigation arising out of the RCA Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. In addition, legal fees and expense associated with COVID-19-related lease disputes involving certain tenants negatively impact our operating performance but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO for the year ended December 31, 2021 includes income from a lease termination fee of $10.4 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(63,441)	$(46,650)
Impairment of real estate investments	33,261	12,910
Depreciation and amortization	130,464	137,459
Gain on sale/exchange of real estate investments	(4,757)	(6,456)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(198)	(228)
FFO attributable to stockholders [1]	95,329	97,035
Acquisition, transaction and other costs [2]	4,378	2,921
Litigation cost reimbursements related to the Merger [3]	—	(9)
Legal fees and expenses — COVID-19 lease disputes [4]	422	269
Accretion of market lease and other intangibles, net	(4,625)	(6,149)
Straight-line rent	(6,775)	(19,510)
Straight-line rent (rent deferral agreements) [5]	(3,669)	4,649
Amortization of mortgage premiums and discounts on borrowings	(968)	(2,126)
Loss on non-designated derivatives [6]	3,950	9
Equity-based compensation	17,264	13,036
Amortization of deferred financing costs, net [7]	12,733	7,846
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(26)	(2)
AFFO attributable to common stockholders [1]	$118,013	$97,969
__________
[1]FFO and AFFO for the year ended December 31, 2021 have not been adjusted to exclude income from lease termination fees of $12.2 million, which is recorded in Revenue from tenants in the consolidated statements of operations. While such termination payments occur infrequently, they represent cash income for accounting and tax purposes and as such management believes they should be included in both FFO and AFFO.
[2]Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the RCA Merger.
[3]Included in “Other income” in our consolidated statement of operations and comprehensive loss.
[4]Reflects legal costs incurred related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
[5]Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for which rent was deferred for purposes of AFFO as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly reduced our AFFO.
[6]In the year ended December 31, 2021, we recognized a loss of $4.0 million related to the change in fair value of a embedded derivative within the PSA of the CIM Acquisition. We do not consider non-cash losses for embedded derivative fair value adjustments to be capital in nature, nor do we consider them a part of recurring operations. Accordingly, such amounts are excluded for AFFO purposes. See Note 8 — Derivatives and Hedging Activities and Note 16 — Subsequent Events for more information.
[7]We issued $500.0 million in Senior Notes in October 2021. The Senior Notes pay semiannual interest which we accrue interest over time for GAAP purposes. Accordingly, to better reflect our operating performance, beginning with the year ended December 31, 2021 and for all periods thereafter, we have elected to remove the impact of the change in accrued interest from the calculation of AFFO, which was previously included in this line item. We have not amended the calculation of AFFO for the year ended 2020 or any other prior years. The impact to AFFO for the change in accrued interest included in this line for the year ended December 31, 2020 was a reduction to AFFO of $0.4 million.

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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2021:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net loss attributable to common stockholders (in accordance with GAAP)	$23,711	$14,796	$6,391	$(108,339)	$(63,441)
Asset management fees to related party	—	—	—	32,804	32,804
Impairment of real estate investments	30,947	—	2,314	—	33,261
Acquisition and transaction related	4,095	—	—	283	4,378
Equity-based compensation	—	—	—	17,264	17,264
General and administrative	1,415	16	2	19,423	20,856
Depreciation and amortization	119,414	10,349	701	—	130,464
Interest expense	70,415	—	—	11,369	81,784
Gain on sale/exchange of real estate investments	—	—	(4,757)	—	(4,757)
Other income	(83)	(1)	—	(7)	(91)
Loss on non-designated derivatives	—	—	—	3,950	3,950
Allocation for preferred stock	—	—	—	23,262	23,262
Net loss attributable to non-controlling interests	—	—	—	(9)	(9)
NOI	$249,914	$25,160	$4,651	$—	$279,725

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2020:

(In thousands)	Same Store	Acquisitions	Disposals	Non-Property Specific	Total
Net loss attributable to common stockholders (in accordance with GAAP)	$32,315	$5,832	$2,425	$(87,222)	$(46,650)
Asset management fees to related party	—	—	—	27,829	27,829
Impairment of real estate investments	11,502	—	1,408	—	12,910
Acquisition and transaction related	1,093	4	—	1,824	2,921
Equity-based compensation	—	—	—	13,036	13,036
General and administrative	1,376	3	4	18,300	19,683
Depreciation and amortization	132,810	3,166	1,483	—	137,459
Interest expense	66,061	—	—	12,406	78,467
Gain on sale of real estate investments	(2,211)	—	(4,245)	—	(6,456)
Other income	(93)	—	(14)	(917)	(1,024)
Loss on non-designated derivative	9	—	—	—	9
Allocation for preferred stock	—	—	—	14,788	14,788
Net loss attributable to non-controlling interests	—	—	—	(44)	(44)
NOI	$242,862	$9,005	$1,061	$—	$252,928
Dividends and Distributions
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
Our Credit Facility contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and Series C Preferred Stock). We are generally permitted to pay dividends on the Series A Preferred Stock, Series C Preferred Stock, and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized MFFO for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of MFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.

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
During the year ended December 31, 2021, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended									Year Ended December 31, 2021
	March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount		Percentage of Dividends	Amount		Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$23,128	85.8%	$23,122	79.1%	$25,037	81.0%	$26,245	[2]	81.3%	$97,532	[2]	81.7%
Cash dividends paid to Series A preferred stockholders	3,691	13.7%	3,719	12.7%	3,719	12.0%	3,719		11.5%	14,848		12.4%
Cash dividends paid to Series C preferred stockholders	—	—%	2,263	7.7%	2,117	6.8%	2,118	[3]	6.6%	6,498	[3]	5.4%
Cash distributions on LTIP Units	94	0.3%	96	0.3%	—	—%	164		0.5%	354		0.3%
Cash distributions on Class A Units	37	0.1%	36	0.1%	37	0.1%	37	[2]	0.1%	147		0.1%
Total dividends and other cash distributions paid	$26,950	100.0%	$29,236	100.0%	$30,910	100.0%	$32,283		100.0%	$119,379		100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations [1]	$26,950	100.0%	$29,236	100.0%	$30,910	100.0%	$32,283		100.0%	$119,379	[1]	100.0%
Available cash on hand	—	—%	—	—%	—	—%	—		—%	—		—%
Total sources of dividend and other cash distributions coverage	$26,950	100.0%	$29,236	100.0%	$30,910	100.0%	$32,283		100.0%	$119,379		100.0%

Cash flows provided by operations (GAAP basis)	$34,422		$30,935		$35,166		$44,704	[4]		$145,227
Net loss (in accordance with GAAP)	$(3,754)		$(1,482)		$(565)		$(34,387)			$(40,188)
________
[1]Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
[2]As more fully discussed in Note 9 - Stockholder’s Equity and Non-controlling interests - dividends relating to the fourth quarter of 2021 on our Class A common stock totaling $26.6 million were declared and paid in January 2022. Because these dividends were not declared prior to December 31, 2021, they are not accrued in our financial statements until 2022.
[3]Our Series C Preferred Stock was first issued in December 2020, and we were not required to begin paying dividends on the Series C Preferred Stock until April 2021. The first quarterly dividend included amounts attributable to December 2020 in addition to the amounts attributable for the quarter ending March 31, 2021.
[4]Reflects the collection of a $10.4 million termination fee recognized in the third quarter of 2021.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2021, we were in compliance with the debt covenants under our loan agreements.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the year ended December 31, 2021, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 7.0%. To help mitigate the adverse impact of inflation, approximately 80.9% of our leases with our tenants contain rent escalation provisions which average 1.2% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 77.8% are fixed-rate, 3.1% are based on the Consumer Price Index and 19.1% do not contain any escalation provisions.
In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. As the costs of general goods and services continue to rise, we may be adversely impacted by increases in general and administrative costs due to overall inflation.
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
As of December 31, 2021, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.5 billion, which approximates their fair value, and senior notes with a gross carrying value of $500.0 million, which approximates their fair value. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $66.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $70.8 million.

As of December 31, 2021 we did not have any variable-rate debt.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2021 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective December 31, 2021 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on page F-2 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Effective February 10, 2022, the board of directors approved the Fifth Amended and Restated Bylaws, which amend and restate the Company’s existing bylaws to reflect the Company’s name change from “American Finance Trust, Inc.” to “The Necessity Retail REIT, Inc.” The foregoing summary of the Fifth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 650 Fifth Avenue – 30th Floor, New York, NY 10019, Attention: Chief Financial Officer. Our Code of Business Conduct and Ethics is also publicly available on our website at www.necessityretailreit.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a Current Report on Form 8-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the 2021 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein beginning at page F-58 of this report:
    Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (26)	Articles of Restatement
3.2 (9)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed January 13, 2021
3.3 *	Fifth Amended and Restated Bylaws
4.1 (1)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.2 (3)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of November 6, 2018
4.3 (4)	Second Amendment, dated March 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.4 (5)	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.5 (6)	Fourth Amendment, dated September 6, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.6 (7)	Fifth Amendment, dated October 4, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.7 (8)	Sixth Amendment, dated December 16, 2020, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.8 (9)	Seventh Amendment, dated January 13, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.9 (28)	Eighth Amendment, dated as of July 21, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.10 (1)	Amended and Restated Distribution Reinvestment Plan
4.11 (10)
Master Indenture, dated as of May 30, 2019, as amended by that certain Amendment No. 1 dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC and Citibank, N.A., as indenture trustee

4.12 (11)	Series 2019 I Indenture Supplement, dated as of May 30, 2019, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, and Citibank, N.A., as indenture trustee
4.13 (27)
Series 2021-1 Indenture Supplement, dated as of June 3, 2021, by and among AFN ABSPROP001, LLC, AFN ABSPROP001-A, LLC, AFN ABSPROP001-B, LLC, AFN ABSPROP002, LLC, AFN ABSPROP002-A, LLC, AFN ABSPROP002-B, LLC, AFN ABSPROP002-C, LLC and Citibank, N.A., as indenture trustee

4.14 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.15 (2)	Rights Agreement, dated April 13, 2020, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
4.16 (26)	Amendment to Rights Agreement dated as of February 25, 2021, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
4.17 (31)
Indenture, dated as of October 7, 2021, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes)

Exhibit No.	Description
10.1 (5)	Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Class A common stock)
10.2 (12)	Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A Common Stock)
10.3 (29)
Amendment No. 2, dated as of August 6, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A Common Stock)

10.4 (5)	Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock)
10.5 (12)	Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.6 (7)	Amendment No. 2, dated as of October 4, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.7 (9)	Amendment No. 3, dated as of January 13, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., Truist Securities, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.8 (29)
Amendment No. 4, dated as of August 6, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., Truist Securities, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)

10.9 (13)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.10 (1)	Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.11 (14)	Amendment No. 2, dated as of March 18, 2019, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.12 (15)	Amendment No. 3, dated as of March 30, 2020, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.13 (16)	Amendment No. 4, dated as of January 13, 2021, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.14 (13)	Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.15 (17)	First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP

Exhibit No.	Description
10.16 (18)	Second Amendment, dated as of November 4, 2020, to Amended and Restated Property Management Agreement, by and among American Finance Trust, Inc., American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, L.P.
10.17 (17)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.18 (13)	Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.19 (18)	First Amendment, dated as of November 4, 2020, to Amended and Restated Leasing Agreement, by and between American Finance Trust, Inc. and American Finance Properties, LLC
10.20 (13)	Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC
10.21 (18)	First Amendment, dated as of August 27, 2020, to Amended and Restated Property Management and Leasing Agreement, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership L.P. and American Finance Properties, LLC
10.22 (19)	Property Management and Leasing Agreement, dated as of December 18, 2019, by and among American Finance Properties, LLC, ARC HR5SSRI001, LLC, ARC HR5SSMA003, LLC, ARC HR5SSMA001, LLC and ARC HR5SSMA002, LLC
10.23 (25)	Property Management and Leasing Agreement, dated as of July 24, 2020, by and among the parties identified on Exhibit A thereto and American Finance Properties, LLC
10.24 (27)
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

10.25 (27)	Amended and Restated Guaranty, dated as of June 3, 2021, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee
10.26 (20)	Form of Restricted Share Award Agreement (Directors - Pre-Listing)
10.27 (21)	Indemnification Agreement by and among American Finance Trust, Inc., Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014
10.28 (30)	Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among American Finance Operating Partnership, L.P., American Finance Trust, Inc. and the other guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto
10.29 (17)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.30 (17)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.31 (3)	Form of Restricted Share Award Agreement (Directors - Post-Listing)
10.32 (1)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC
10.33 (24)
First Amendment, dated as of March 6, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC

10.34 (28)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 21, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.35 (1)	2018 Advisor Omnibus Incentive Compensation Plan
10.36 (1)	2018 Omnibus Incentive Compensation Plan
10.37 (1)	Form of Indemnification Agreement (Post-Listing)
10.38 (25)	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender
10.39 (25)	Limited Recourse Guaranty, dated as of July 24, 2020, by American Finance Operating Partnership, L.P. in favor of Column Financial, Inc.
10.40 (25)	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc.
10.41 (18)	Form of Restricted Share Award Agreement (Officers)

Exhibit No.	Description
10.42 (9)	Equity Distribution Agreement, dated January 13, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., D.A. Davidson & Co., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc. (Series C Preferred Stock)
10.43 (29)
Amendment No. 1, dated as of August 6, 2021, to Equity Distribution Agreement, dated January 13, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., D.A. Davidson & Co., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc. (Series C Preferred Stock)

10.44 (32)	Agreement of Purchase and Sale, dated as of December 17, 2021, by and between the Sellers identified therein and American Finance Operating Partnership
10.45 *	First Amendment to Agreement of Purchase and Sale, dated January 3, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.46 *	Second Amendment to Agreement of Purchase and Sale, dated January 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.47 *	Third Amendment to Agreement of Purchase and Sale, dated January 14, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.48 *	Fourth Amendment to Agreement of Purchase and Sale, dated January 19, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.49 *	Fifth Amendment to Agreement of Purchase and Sale, dated January 21, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.50 *	Leasing Earnout Side Letter Agreement, dated February 9, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.51 *	Sixth Amendment to Agreement of Purchase and Sale, dated February 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.52 *	Seventh Amendment to Agreement of Purchase and Sale, dated February 11, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
21.1 *	List of Subsidiaries
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of American Finance Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
(26)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.
(27)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2021.
(28)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 21, 2021.
(29)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2021.
(30)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 4, 2021.
(31)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 8, 2021.
(32)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2021.
(33)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2022.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of February, 2022.

THE NECESSITY RETAIL REIT, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2022
Edward M. Weil, Jr.

/s/ Jason F. Doyle	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Jason F. Doyle

/s/ Lisa D. Kabnick	Lead Independent Director	February 24, 2022
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	February 24, 2022
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	February 24, 2022
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	February 24, 2022
Edward G. Rendell

THE NECESSITY RETAIL REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Necessity Retail REIT, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Necessity Retail REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of statements of changes in equity and of statements of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Purchase Price Allocations for Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, the Company completed real estate acquisitions with consideration paid for acquired real estate investments, net of liabilities assumed of $182.2 million for the year ended December 31, 2021. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022

We have served as the Company’s auditor since 2019.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments, at cost:
Land	$729,048	$723,316
Buildings, fixtures and improvements	2,729,719	2,830,508
Acquired intangible lease assets	402,673	454,245
Total real estate investments, at cost	3,861,440	4,008,069
Less: accumulated depreciation and amortization	(654,667)	(639,367)
Total real estate investments, net	3,206,773	3,368,702
Cash and cash equivalents	214,853	102,860
Restricted cash	21,996	10,537
Deposits for real estate investments	41,928	137
Deferred costs, net	25,587	16,663
Straight-line rent receivable	70,789	66,581
Operating lease right-of-use assets	18,194	18,546
Prepaid expenses and other assets (including $0 and $1,939 due from related parties as of December 31, 2021 and 2020, respectively)	26,877	23,941
Assets held for sale	187,213	—
Total assets	$3,814,210	$3,607,967

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,464,930	$1,490,798
Credit facility	—	280,857
Senior notes, net	491,015	—
Below-market lease liabilities, net	78,073	78,674
Accounts payable and accrued expenses (including $1,016 and $273 due to related parties as of December 31, 2021 and 2020, respectively)	32,907	25,210
Operating lease liabilities	19,195	19,237
Derivative liabilities, at fair value	2,250	123
Deferred rent and other liabilities	9,524	9,794
Dividends payable	6,038	3,675
Total liabilities	2,103,932	1,908,368

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 and 8,796,000 shares authorized, 7,933,711 and 7,842,008 issued and outstanding as of December 31, 2021 and 2020, respectively	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 and 3,680,000 shares authorized, 4,594,498 and 3,535,700 issued and outstanding as of December 31, 2021 and 2020, respectively	46	35
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 123,783,060 and 108,837,209 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,238	1,088
Additional paid-in capital	2,915,926	2,723,678
Accumulated other comprehensive loss	—	(123)
Distributions in excess of accumulated earnings	(1,217,435)	(1,055,680)
Total stockholders’ equity	1,699,854	1,669,077
Non-controlling interests	10,424	30,522
Total equity	1,710,278	1,699,599
Total liabilities and equity	$3,814,210	$3,607,967

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue from tenants	$335,156	$305,224	$299,744

Operating expenses:
Asset management fees to related party	32,804	27,829	25,695
Property operating expense	55,431	52,296	52,715
Impairment of real estate investments	33,261	12,910	827
Acquisition, transaction and other costs	4,378	2,921	6,257
Equity-based compensation	17,264	13,036	12,717
General and administrative	20,856	19,683	20,375
Depreciation and amortization	130,464	137,459	124,713
Goodwill impairment	—	—	1,605
Total operating expenses	294,458	266,134	244,904
Operating income before gain on sale of real estate investments	40,698	39,090	54,840
Gain on sale/exchange of real estate investments	4,757	6,456	23,690
Operating income	45,455	45,546	78,530
Other (expense) income:
Interest expense	(81,784)	(78,467)	(77,994)
Other income	91	1,024	3,627
Loss on non-designated derivatives	(3,950)	(9)	—
Total other expense, net	(85,643)	(77,452)	(74,367)
Net (loss) income	(40,188)	(31,906)	4,163
Net loss (income) attributable to non-controlling interests	9	44	(16)
Allocation for preferred stock	(23,262)	(14,788)	(7,248)
Net loss attributable to common stockholders	(63,441)	(46,650)	(3,101)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on derivative	123	(123)	531
Comprehensive loss attributable to common stockholders	$(63,318)	$(46,773)	$(2,570)

Weighted-average shares outstanding — Basic and Diluted	115,404,635	108,404,093	106,397,296
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.56)	$(0.44)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	—	$—	—	$—	106,230,901	$1,063	$2,412,915	$(531)	$(812,047)	$1,601,400	$8,335	$1,609,735
Impact of adoption of new accounting pronouncement for leases (Note 2)	—	—	—	—	—	—	—	—	(170)	(170)	—	(170)
Issuance of Common Stock, net	—	—	—	—	2,229,647	22	31,579	—	—	31,601	—	31,601
Issuance of Series A Preferred Stock, net	6,917,230	69	—	—	—	—	168,860	—	—	168,929	—	168,929
Common stock repurchases	—	—	—	—	(19,870)	(1)	(273)	—	—	(274)	—	(274)
Equity-based compensation, net of forfeitures	—	—	—	—	34,588	1	1,071	—	—	1,072	11,645	12,717
Dividends declared on Common Stock, $1.10 per share	—	—	—	—	—	—	—	—	(117,100)	(117,100)	—	(117,100)
Dividends declared on Series A Preferred Stock, 1.56 per share	—	—	—	—	—	—	—	—	(7,248)	(7,248)	—	(7,248)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(494)	(494)	(160)	(654)
Net income	—	—	—	—	—	—	—	—	4,147	4,147	16	4,163
Other comprehensive income	—	—	—	—	—	—	—	531	—	531	—	531
Rebalancing of ownership percentage	—	—	—	—	—	—	937	—	—	937	(937)	—
Balance, December 31, 2019	6,917,230	69	—	—	108,475,266	1,085	2,615,089	—	(932,912)	1,683,331	18,899	1,702,230
Issuance of Common Stock, net	—	—	—	—	—	—	(239)	—	—	(239)	—	(239)
Issuance of Series A Preferred Stock, net	924,778	10	—	—	—	—	22,423	—	—	22,433	—	22,433
Issuance of Series C Preferred Stock, net	—	—	3,535,700	35	—	—	85,161	—	—	85,196	—	85,196
Equity-based compensation, net of forfeitures	—	—	—	—	361,943	3	1,176	—	—	1,179	11,856	13,035
Dividends declared on Common Stock, $0.70 per share	—	—	—	—	—	—	—	—	(75,952)	(75,952)	—	(75,952)
Dividends declared on Series A Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	(14,543)	(14,543)	—	(14,543)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(411)	(411)	(121)	(532)
Net loss	—	—	—	—	—	—	—	—	(31,862)	(31,862)	(44)	(31,906)
Other comprehensive loss	—	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Rebalancing of ownership percentage	—	—	—	—	—	—	68	—	—	68	(68)	—
Balance, December 31, 2020	7,842,008	79	3,535,700	35	108,837,209	1,088	2,723,678	(123)	(1,055,680)	1,669,077	30,522	1,699,599
Issuance of Common Stock, net	—	—	—	—	14,734,448	148	128,264	—	—	128,412	—	128,412
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,029	—	—	2,029	—	2,029
Issuance of Series C Preferred Stock, net	—	—	1,058,798	11	—	—	25,475	—	—	25,486	—	25,486
Equity-based compensation, net of forfeitures (1)	—	—	—	—	288,424	3	2,384	—	—	2,387	14,877	17,264
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(77,021)	(1)	(723)	—	—	(724)	—	(724)
Dividends declared on Common Stock, $0.84 per share	—	—	—	—	—	—	—	—	(97,532)	(97,532)	—	(97,532)
Dividends declared on Series A Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	(14,891)	(14,891)	—	(14,891)
Dividends declared on Series C Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(8,616)	(8,616)	—	(8,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(537)	(537)	(147)	(684)
Net loss	—	—	—	—	—	—	—	—	(40,179)	(40,179)	(9)	(40,188)
Other comprehensive income	—	—	—	—	—	—	—	123	—	123	—	123
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	(7)	—	—	(7)	7	—
Balance, December 31, 2021	7,933,711	$79	4,594,498	$46	123,783,060	$1,238	$2,915,926	$—	$(1,217,435)	$1,699,854	$10,424	$1,710,278

The accompanying notes are an integral part of these consolidated financial statements.

(1) Presented net of forfeitures. 25,050 restricted shares with a fair value of approximately $175,000 were forfeited during the period.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(40,188)	$(31,906)	$4,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	90,608	88,778	78,396
Amortization of in-place lease assets	37,592	46,496	44,795
Amortization of deferred leasing costs	2,265	2,184	1,522
Amortization (including accelerated write-off) of deferred financing costs	12,733	8,212	7,598
Accretion of mortgage premiums and discounts on borrowings	(968)	(2,126)	(3,816)
Amortization (accretion) of market lease and other intangibles, net	(4,625)	(6,149)	(7,372)
Equity-based compensation	17,264	13,036	12,717
Loss on non-designated derivatives	3,950	9	—
Gain on sale/exchange of real estate investments	(4,757)	(6,456)	(23,690)
Impairment of real estate investments and goodwill impairment	33,261	12,910	2,432
Payments of prepayment costs on mortgages	3,970	807	4,491
Changes in assets and liabilities:
Straight-line rent receivable	(7,033)	(19,824)	(9,521)
Straight-line rent payable	258	314	1,196
Prepaid expenses and other assets	(4,648)	(9,139)	(3,208)
Accounts payable and accrued expenses	5,815	(3,831)	(1,458)
Deferred rent and other liabilities	(270)	(598)	(2,675)
Net cash provided by operating activities	145,227	92,717	105,570
Cash flows from investing activities:
Capital expenditures	(13,407)	(9,198)	(13,652)
Acquisitions of investments in real estate and other assets	(182,157)	(220,412)	(428,939)
Proceeds from sale of real estate investments	16,630	6,707	34,813
Deposits	(41,791)	(53)	2,952
Net cash used in investing activities	(220,725)	(222,956)	(404,826)
Cash flows from financing activities:
Proceeds from mortgage notes payable	239,928	874,000	286,930
Payments on mortgage notes payable	(263,808)	(663,236)	(69,144)
Proceeds from issuance of senior notes	500,000	—	—
Proceeds from credit facility	30,500	205,000	233,000
Payments on credit facility	(311,357)	(257,291)	(224,553)
Payments of financing costs	(28,173)	(30,917)	(10,778)
Payments of prepayment costs on mortgages	(3,970)	(807)	(4,491)
Class A common stock repurchases	(560)	—	(274)
Distributions on LTIP Units and Class A Units	(501)	(532)	(694)
Dividends paid on Class A common stock	(97,532)	(75,951)	(117,140)
Dividends paid on Series A preferred stock	(14,848)	(14,167)	(3,948)
Dividends paid on Series C preferred stock	(6,498)	—	—
Proceeds from issuance of Class A common stock, net	128,409	(211)	31,601
Proceeds from issuance of Series A preferred stock, net	1,885	22,490	168,956
Proceeds from issuance of Series C preferred stock, net	25,475	85,418	—
Net cash provided by financing activities	198,950	143,796	289,465
Net change in cash, cash equivalents and restricted cash	123,452	13,557	(9,791)
Cash, cash equivalents and restricted cash, beginning of period	113,397	99,840	109,631
Cash, cash equivalents and restricted cash, end of period	$236,849	$113,397	$99,840

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents, end of period	$214,853	$102,860	$81,898
Restricted cash, end of period	21,996	10,537	17,942
Cash, cash equivalents and restricted cash, end of period	$236,849	$113,397	$99,840

Supplemental Disclosures:
Cash paid for interest, net of derivatives settled	$65,886	$72,758	$72,826
Cash paid for income and franchise taxes	$1,117	$720	$217

Non-Cash Investing and Financing Activities:
Accrued offering costs - Series A Preferred Stock	$5	$57	$27
Accrued offering costs - Series C Preferred Stock	$—	$222	$—
Accrued offering costs - Class A common stock	$—	$28	$—
Preferred dividend declared but not yet paid	$5,837	$3,676	$3,300
Assets received through substitution	$—	$4,380	$—
Assets provided through substitution	$—	$(2,180)	$—
Proceeds from real estate sales used to pay off related mortgage notes payable	$1,108	$5,586	$94,940
Mortgage notes payable released in connection with disposition of real estate	$(1,108)	$(5,586)	$(94,940)
Accrued capital expenditures (payable)	$1,553	$1,556	$355

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization
The Necessity Retail REIT, Inc. (formerly known as American Finance Trust, Inc.) (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. The Company intends to focus its future acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors. As of December 31, 2021, the Company owned 976 properties, comprised of 20.0 million rentable square feet, which were 93.2% leased, including 943 single-tenant, net leased commercial properties (902 of which are leased to retail tenants) and 33 multi-tenant retail properties. On December 17, 2021, the Company signed a purchase and sale agreement to acquire 79 multi-tenant properties and two single-tenant properties (the “CIM Portfolio Acquisition”) see Note 16 — Subsequent Events for additional information.
Substantially all of the Company’s business is conducted through The Necessity Retail REIT Operating Partnership, L.P (formerly known as American Finance Operating Partnership, L.P), (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Necessity Retail Advisors, LLC (formerly known as American Finance Advisors, LLC) (the “Advisor”) manages the Company’s day-to-day business with the assistance of the Company’s property manager, Necessity Retail Properties, LLC (formerly known as American Finance Properties, LLC), (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of December 31, 2021 and 2020, the Company had no interests in entities that were not wholly owned.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2021, these leases had an average remaining lease term of approximately 8.6 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements,

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of December 31, 2021:

(In thousands)	Future Base Rent Payments
2022	$277,209
2023	265,327
2024	250,179
2025	232,619
2026	216,035
Thereafter	1,313,858
$2,555,227
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the year ended December 31, 2021, 2020 and 2019, approximately $1.4 million, $1.1 million and $0.9 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
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
In accordance withe lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. The Company recorded a reduction in revenue from tenants of $1.8 million, $6.6 million and $2.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
During the third quarter of 2021, the Company entered into a lease termination agreement with a tenant at 12 of its properties. The Company recorded approximately $10.5 million in revenue from tenants during the third quarter of 2021 as a

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
result of all of the accounting impacts of related to this lease termination. This amount consists of a lease termination fee of $10.4 million, a $0.7 million below market lease intangibles write off (see Note 3 — Real Estate Investments, Net), less $0.6 million in previously recorded straight-line rent receivables accrued on these leases. The $10.4 million termination fee was received by the Company in October 2021. In addition, during the year ended December 31, 2021, the Company recorded a $0.8 million lease termination fee from a tenant in one of the Company’s multi-tenant properties that terminated its lease.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2021, 2020 or 2019. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2021 the Company had one property classified as held for sale, and as of December 31, 2020, the Company had no properties classified as held for sale (see Note 3 — Real Estate Investments, Net for additional information).
As more fully discussed in this Note under Recently Issued Accounting Pronouncements - ASU No. 2016-02 Leases, all of the Company’s leases as lessor prior to adoption of this leasing standard on January 1, 2019, were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2021, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2021, 2020 and 2019 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2021, 2020 and 2019.
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
Goodwill and Goodwill Impairment

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company had no goodwill recorded as of December 31, 2021, 2020 and 2019. During 2019, the Company was required to assess whether its goodwill was impaired, which required the Company to determine if it was more likely than not that the fair value of a reporting unit is less than its carrying amount. Historically, the Company evaluated goodwill for impairment at least annually or when other market events or circumstances occurred that might indicate that goodwill was impaired. Given fluctuations in the market price of the Class A common stock, the Company performed a reassessment as of June 30, 2019, which included the assessment of relevant metrics such as estimated carrying and fair market value of the Company’s real estate and market-based factors. Based on these assessments, the Company determined that goodwill was impaired and recorded an impairment charge of $1.6 million for the year ended December 31, 2019. The Company had no goodwill remaining after the recording of this impairment.
Reportable Segments
As of December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger (the “Merger”) with American Realty Capital-Retail Centers of America, Inc. (“RCA”) and were recognized at fair value as of the at the effective time of the Merger on February 16, 2017. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. In addition, under the multi-year outperformance agreement with the Advisor in 2021 (the “2021 OPP”) and in 2018 (the “2018 OPP”), the OP issued units of limited partnership designated as LTIP Units (“LTIP Units”), which are also reflected as part of non-controlling interest as of December 31, 2021, 2020 and 2019. Please see Note 9 — Stockholders’ Equity and Non-Controlling Interest and Note 13 — Equity-Based Compensation for additional information on transactions that impacted the amounts recorded for non-controlling interests during the years ended December 31, 2021, 2020 and 2019.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2021, the Company had cash and cash equivalents of $214.9 million of which $213.6 million were in excess of the amount insured by the FDIC. As of December 31, 2020, the Company had cash and cash equivalents of $102.9 million of which $101.1 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Note Receivable, net, and Related Income
Included in prepaid assets and other assets on the consolidated balance sheet as of December 31, 2021 and 2020 is a note receivable, net, consisting of a loan the Company has established with an existing tenant to fund capital improvements at the applicable properties. The tenant may borrow up to $1.0 million, of which $0.6 million and $0.2 million was drawn as of December 31, 2021 and December 31, 2020, respectively. The note bears interest at a fixed rate of 8.5% and matures on December 31, 2025. Interest income on the note receivable is presented within other income on the consolidated statements of operations and comprehensive loss.
Deferred Financing and Leasing Costs
Deferred costs, net consists of debt issuance costs associated with the Credit Facility (as defined in Note 5 — Credit Facility) and deferred leasing costs, net of accumulated amortization. Deferred financing costs relating to the mortgage notes payable (see Note 4 — Mortgage Notes Payable, Net) and the Senior Notes (see Note 6 — Senior Notes, Net) are reflected net of the related financing on our balance sheet.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Effective at the listing of the Company’s Class A common stock, $0.01 par value per share (“Class A common stock”) on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date”), the Company entered into the 2018 OPP under which the LTIP Units were issued to the Advisor. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value is reflected as a charge to earnings evenly over the service period. The cumulative expense was reflected as part of non-controlling interest in the Company’s balance sheets and statements of equity until the end of the service period. Following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its balance sheet and statement of equity.
On May 4, 2021, the Company’s independent directors, authorized the issuance of a new award of LTIP Units effective after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the 10-trading day trailing average closing stock price of the Company’s Class A common stock for the ten trading days up to and including July 19, 2021. On July 21, 2021, the Company entered into the 2021 OPP pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419. As a result, the LTIP Units issued under the 2021 OPP classified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements.
In the event of a modification of any of the awards discussed above, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period.
For additional information on all of the Company’s equity-based compensation arrangements, see Note 13 — Equity-Based Compensation.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Adopted as of December 31, 2021:
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The Company adopted the new standard as required on January 1, 2021 and its adoption did not have a material impact on the Company’s financial statements.
Pending Adoption as of December 31, 2021:
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
Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2021, 2020 and 2019. All acquisitions in 2021, 2020 and 2019 were considered asset acquisitions for accounting purposes.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31,
(Dollars in thousands)	2021 (2)	2020	2019
Real estate investments, at cost:
Land	$31,228	$41,517	$76,610
Buildings, fixtures and improvements	133,745	153,048	288,549
Total tangible assets	164,973	194,565	365,159
Acquired intangible assets and liabilities: [1]
In-place leases	23,358	27,873	66,787
Above-market lease assets	—	1,786	1,973
Below-market ground lease asset	—	—
Above-market ground lease liability	—	—
Below-market lease liabilities	(6,174)	(3,812)	(4,980)
Total intangible assets, net	17,184	25,847	63,780
Consideration paid for acquired real estate investments, net of liabilities assumed	$182,157	$220,412	$428,939
Number of properties purchased	69	107	218
__________
[1]Weighted-average remaining amortization periods for in-place leases and below-market lease liabilities acquired during the year ended December 31, 2021 were 15.8 years and 19.2 years, respectively, as of each property’s respective acquisition date.
[2]Includes two acquisitions of parcels adjacent to one of the Company’s multi-tenant properties.
Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$380,324	$156,488	$223,836	$430,610	$176,011	$254,599
Above-market lease assets	22,349	10,280	12,069	23,635	9,129	14,506
Total acquired intangible lease assets	$402,673	$166,768	$235,905	$454,245	$185,140	$269,105

Intangible liabilities:
Below-market lease liabilities	$107,828	$29,755	$78,073	$104,758	$26,084	$78,674
Total acquired intangible lease liabilities	$107,828	$29,755	$78,073	$104,758	$26,084	$78,674

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents amortization expenses and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
In-place leases, included in depreciation and amortization	$37,592	$46,496	$44,795

Above-market lease intangibles	$(2,437)	$(2,794)	$(3,375)
Below-market lease liabilities	7,122	8,994	10,796
Total included in revenue from tenants	$4,685	$6,200	$7,421

Below-market ground lease asset [1]	$32	$32	$32
Above-market ground lease liability [1]	—	(1)	(2)
Total included in property operating expenses	$32	$31	$30
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
The following table provides the projected amortization expenses and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended December 31,
(In thousands)	2022	2023	2024	2025	2026
In-place leases, to be included in depreciation and amortization	$35,293	$32,631	$29,783	$26,539	$21,920

Above-market lease intangibles	$2,067	$1,764	$1,651	$1,287	$933
Below-market lease liabilities	(6,323)	(6,182)	(5,986)	(5,759)	(5,537)
Total to be included in revenue from tenants	$(4,256)	$(4,418)	$(4,335)	$(4,472)	$(4,604)
Deposits for Real Estate Investments
As of December 31, 2021, the Company had $41.9 million in deposits for future acquisitions of real estate investments of which $40.0 million relates to the deposit on the CIM Acquisition. See Note 16 — Subsequent Events for additional information.
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see “Impairment Charges” section below. As of December 31, 2021, there was one property, the Company’s Sanofi property, classified as held for sale. This property was disposed on January 6, 2022 and did not represent a strategic shift. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented. See Note 16—Subsequent Events for additional information. As of December 31, 2020, there were no properties classified as held for sale.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table details the major classes of assets associated with the property that has been reclassified as held for sale as of December 31, 2021:

(In thousands)	December 31, 2021
Real estate investments held for sale, at cost:
Land	$16,009
Buildings, fixtures and improvements	194,288
Acquired intangible lease assets	46,980
Total real estate assets held for sale, at cost	257,277
Less accumulated depreciation and amortization	(70,064)
Total real estate investments held for sale, net	187,213
Assets held for sale	$187,213

Real Estate Sales/Exchanges
During the year ended December 31, 2021, the Company sold 13 properties, five of which were leased to Truist Bank, for an aggregate contract price of $18.9 million, resulting in a gain of $4.8 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Where more than one possible scenario exists, the Company uses a probability weighted approach. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or additional impairment may be realized in the future.
During the year ended December 31, 2020, the Company owned six held for use properties for which the Company reconsidered their projected cash flows. One of these was a multi-tenant property which was evaluated due to a significant sustained vacancy rate as well as a change in the Company’s expected holding period. Two were single-tenant properties under a definitive purchase and sale agreement which did not meet the criteria for held for sale treatment as of December 31, 2020. In this instance, the Company used the proportionate contract purchase price from the purchase and sales agreement to estimate the future cash flows expected to be generated in the sale scenario. The Company made certain assumptions in this approach as well, mainly that the sale of these properties would close at the terms specified in the non-binding letter of intent or purchase and sales agreement. Three were single-tenant properties which were vacant.
Impairment Charges
The Company recorded impairment charges of $33.3 million for the year ended December 31, 2021 related to one single-tenant property formerly leased to United Healthcare and eight vacant single-tenant properties formerly leased to Truist Bank located across various states. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew their lease. The Company evaluated local market conditions and various alternative plans for the property. Due to weak local market conditions, expected sustained vacancy of this property as either a single-tenant or multi-tenant property and an increased probability of sale, the Company determined that the property was impaired. The Company recorded an impairment of $26.9 million to adjust the property’s carrying value to its estimated fair value. Of the Truist properties, seven were impaired to adjust the properties to their fair values as determined by their respective purchase and sales agreements or non-binding letters of intents, and one property was impaired to adjust carrying value to its fair value as determined by the income approach as described above.
The Company recorded total impairment charges of $12.9 million for the year ended December 31, 2020, $11.5 million of which related to one of its multi-tenant held-for-use properties which was recorded to adjust the property to its fair value as determined by the income approach described above, and $1.4 million of which related to three single-tenant properties, two of which were impaired to adjust the property to their fair value as determined by the income approach described above and one of which was impaired to adjust the property to the contract price of its purchase and sales agreement.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of December 31, 2021 and 2020 consisted of the following:

		Outstanding Loan Amount as of			Effective Interest Rate as of
		December 31,			December 31,
Portfolio	Encumbered Properties	2021		2020	2021		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)		(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	102	$118,231		$119,084	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	108	120,644		121,000	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	36	54,487		—	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	47	94,113		—	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	33	35,000		—	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	55,000		—	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	361	477,475		240,084

SAAB Sensis I	—	$—	(6)	$6,217	—%		Fixed	Apr. 2025	Apr. 2025
Truist Bank II	—	—	(5)	9,560	—%		Fixed	Jul. 2031	Jul. 2021
Truist Bank III	—	—	(5)	60,952	—%		Fixed	Jul. 2031	Jul. 2021
Truist Bank IV	—	—	(5)	3,792	—%		Fixed	Jul. 2031	Jul. 2021
Sanofi US I	—	—	(7)	125,000	—%		Fixed (4)	Sep. 2025	Sep. 2025
Stop & Shop	4	45,000		45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	366	715,000	(8)	715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Shops at Shelby Crossing	—	—	(6)	21,677	—%		Fixed	Mar. 2024	Mar. 2024
Patton Creek	—	—	(5)	34,000	—%		Variable	Dec. 2021	Dec. 2021
Bob Evans I	22	22,842		23,950	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000		210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400		33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Gross mortgage notes payable	787	1,503,717		1,528,632	3.79%	(1)
Deferred financing costs, net of accumulated amortization (2)		(38,672)		(38,760)
Mortgage premiums and discounts, net (3)		(115)		926
Mortgage notes payable, net		$1,464,930		$1,490,798
__________
[1]Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2021.
[2]Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that it is probable the financing will not close.
[3]Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
[4]Mortgage was fixed by an interest rate swap agreement which fixed the effective interest rate at 3.27%. In October 2021, in connection with the repayment of the mortgage, this interest rate swap agreement was terminated. See Note 8 — Derivatives and Hedging Activities for additional information.
[5]Mortgage was fully repaid with proceeds from the 2021 Net Lease Mortgage Notes discussed below.
[6]Mortgages were fully repaid with proceeds from borrowings under the Credit Facility during the third quarter of 2021.
[7]In October 2021, this mortgage was fully repaid with proceeds from the issuance of the Senior Notes. See Note 6 — Senior Notes, Net for additional information.
[8]In January 2022, this mortgage was repaid by $7.9 million. See Note 16 — Subsequent Events for additional information.
As of December 31, 2021 and 2020, the Company had pledged $2.4 billion and $2.8 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2021, $1.3 billion in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company periodically refinances its mortgages and has incurred prepayment penalties when it pays off its mortgages prior to their maturities. The Company incurred prepayment penalties of $4.0 million, $0.8 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable and the Company’s other debt based on anticipated repayment dates for the five years subsequent to December 31, 2021 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility [1]	Senior Notes [2]	Total
2022	$3,712	$—	$—	$3,712
2023	2,629	—	—	2,629
2024	1,646	—	—	1,646
2025	716,670	—	—	716,670
2026	116,930	—	—	116,930
Thereafter	662,130	—	500,000	1,162,130
	$1,503,717	$—	$500,000	$2,003,717
__________
[1]The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
[2]The Senior Notes will mature on September 30, 2028. See Note 6 — Senior Notes for additional information.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2021, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Patton Creek Loan Agreement
On December 1, 2020, the Company, through a wholly owned subsidiary, refinanced the mortgage loan with Column Financial. The loan is secured by the Company’s Patton Creek multi-tenant property in Alabama. In connection with the refinancing, the Company paid $7.3 million in cash on hand to reduce the principal balance outstanding to $34.0 million and paid for closing fees of $2.8 million. The loan bears interest at a floating interest rate of one-month LIBOR plus 4.25%. The loan is interest-only with the principal due at maturity on December 6, 2021. This mortgage was repaid in full with proceeds from the 2021 Net Lease Mortgage Notes discussed above.
In conjunction with this refinancing, the Company entered into an interest cap agreement for a notional amount of $34.0 million. The Company has elected to treat the interest rate cap as a non-designated derivative instrument, and the changes in the fair value of the cap will be accounted for as a mark-to-market adjustment in the consolidated statement of operations and comprehensive loss in each reporting period (see Note 8 — Derivatives and Hedging Activities for more information).
Sanofi Loan Agreement
On September 4, 2020, the Company, through a wholly owned subsidiary, borrowed $125.0 million from a syndicate of regional banks led by BOK Financial. The syndicated balance sheet loan is secured by three of the Company’s single-tenant buildings located in Bridgewater, New Jersey that serve as the U.S. headquarters for Sanofi US Services Inc. At closing, all net proceeds from the loan and approximately $2.6 million in cash on hand were used to repay the previously outstanding mortgage indebtedness encumbering the property, which included a $0.5 million defeasance fee reflected in acquisition and transaction costs on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The loan bears interest at a floating interest rate of one-month LIBOR plus 2.9%, with the effective interest rate fixed at 3.27% by a swap agreement which was effective on October 13, 2020. The loan is interest-only with the principal due at maturity on September 4, 2025. The Company could prepay the loan in whole or in part at any time subject to applicable prepayment penalties. This mortgage was repaid in October 2021 and the related interest rate swap agreement was terminated, see Note 8 — Derivatives and Hedging Activities for more information.
In conjunction with this refinance, the Company was approached by the former owners of the Sanofi property regarding the release of a pre-acquisition escrow account of approximately $1.7 million associated with tenant improvements at the property which would not otherwise have been released until 2027. In exchange for permitting the early release of the escrow, the Company received approximately half of the balance, or $0.8 million, which is reflected in “Other Income” on our consolidated statement of comprehensive income. The Sanofi property was acquired in 2014 and sold on January 6, 2022, see Note 16 — Subsequent Events for additional information.
Loan Agreement with Column Financial
On July 24, 2020, the Company, through wholly owned subsidiaries, entered into a loan agreement with Column Financial, Inc. for a $715.0 million loan. The loan is secured by, among other things, a first mortgage on 366 single-tenant properties located in 41 states and the District of Columbia, totaling approximately 7.0 million square feet. The loan agreement permits the lender to either securitize the loan or any portion thereof or bifurcate the loan into a senior mortgage loan and a subordinate mezzanine loan.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Subsequent to December 31, 2021, the Company repaid $7.9 million of amounts outstanding under this mortgage after disposing of two properties formerly encumbered under the mortgage in December 2021. See Note 16 — Subsequent Events for additional information.
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into a credit facility (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. On October 1, 2021, the Company entered into an amendment and restatement of the Credit Facility with BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto. Also, upon the closing of the Senior Notes (as defined in Note 6 — Senior Notes, Net) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. The aggregate total commitments after the amendment and restatement of the Credit Facility were increased from $540.0 million to $815.0 million, including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
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
The amount available for future borrowings under the Credit Facility is based on the maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date.
As of December 31, 2021, the Company had a total borrowing capacity under the Credit Facility of $214.3 million based on the value of the borrowing base under the Credit Facility, which included the Sanofi property as of December 31, 2021 which was sold on January 6, 2022. No amounts were outstanding under the Credit Facility as of December 31, 2021 and $214.3 million remained available for future borrowings. Subsequent to December 31, 2021 we borrowed $170.0 million to fund a portion of the first tranche of the CIM Acquisition, see Note 16 — Subsequent Events for additional information.
The Credit Facility currently requires payments of interest only prior to maturity. Following the amendment and restatement of the Credit Facility, borrowings will bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the Company’s consolidated leverage ratio. These spreads reflect a reduction from the previously applicable spreads. In addition, pursuant to the amendment to the Credit Facility, (i) if the Company or the OP achieves an

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
investment grade credit rating, the OP can elect for the spread to be based on the credit rating of the Company or the OP, and (ii) the prior “floor” on LIBOR of 0.25% was removed.
Prior to the amendment and restatement, borrowings under the Credit Facility bore interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.60% to 1.20%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.60% to 2.20%, depending on the Company’s consolidated leverage ratio. Pursuant to the amendment to the Credit Facility in July 2020, from July 24, 2020 until delivery of the compliance certificate for the fiscal quarter ending June 30, 2021, the margin was 1.5% with respect to the Base Rate and 2.5% with respect to LIBOR regardless of the Company’s consolidated leverage ratio.
As of December 31, 2021 and 2020, the weighted-average interest rate under the Credit Facility was 0.00% and 2.79%, respectively.
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
Under the Credit Facility, subject to certain conditions, the Company is not permitted to pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”) in an aggregate amount exceeding 95% of AFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not exceeding 105% of AFFO for any applicable period if, as of the last day of the period, the Company is able to satisfy a maximum leverage ratio after giving effect to the payments and also has amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company may not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of December 31, 2021, the Company was in compliance with the operating and financial covenants under the Credit Facility.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP, (together the “Senior Notes Issuers”), issued $500.0 million aggregate principal amount of 4.500% Senior Notes due 2028 (the “Senior Notes”). The Senior Notes Issuers and the subsidiaries of the Senior Notes Issuers that guarantee the Senior Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). As of December 31, 2021 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $491.0 million which is net of $9.0 million of deferred financing costs, respectively.
At closing, the Senior Notes Issuers used a portion of the net proceeds from the issuance of the Senior Notes, after deducting the initial purchasers’ discounts and offering fees and expenses, to repay amounts outstanding at the time under the Credit Facility of approximately $186.2 million and to repay a $125.0 million mortgage note. The Senior Notes Issuers may use the remaining proceeds to fund future property acquisitions and for other general corporate purposes.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2022.
The Senior Notes are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by the subsidiaries of each Senior Notes Issuer that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of each Senior Notes Issuer that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the Senior Notes Issuers or a Guarantor will be required to execute a Senior Note Guarantee. Under certain circumstances, the Guarantors may be automatically released from their Senior Note Guarantees without the consent of the holders of Senior Notes.
The Senior Notes and the Senior Note Guarantees are senior unsecured obligations of the Senior Notes Issuers and each Guarantor and are equal in right of payment with all of the other existing and future senior unsecured indebtedness of the Senior Notes Issuers and each Guarantor, including their obligations under the Credit Facility, senior in right of payment to any indebtedness that by its terms is expressly subordinated to the Senior Notes and the Senior Note Guarantees, effectively subordinated to all of the existing and future secured indebtedness of the Senior Notes Issuers and each Guarantor to the extent of the value of the collateral securing such debt and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary of the Senior Notes Issuers that do not guarantee the Senior Notes.
The Senior Notes are redeemable at the option of the Senior Notes Issuers, in whole at any time or in part from time to time, in each case prior to June 30, 2028, for cash, at a redemption price equal to the greater of (i) 101% of the principal amount of the Senior Notes to be redeemed or (ii) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed that would be due if the Senior Notes matured on June 30, 2028 (exclusive of unpaid interest accrued to, but not including, the date of redemption) discounted to the date of redemption on a semi-annual basis at the treasury rate plus 50 basis points, plus, in each case, unpaid interest, if any, accrued to, but not including, the date of redemption. In addition, at any time on or after June 30, 2028, the Senior Notes will be redeemable, at the option of the Issuers, in whole at any time or in part from time to time, for cash, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the Indenture) occurs, the Senior Notes Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the Senior Notes Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Senior Notes Issuers will be required to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The Indenture contains covenants that, among other things, limit the ability of the Senior Notes Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Senior Notes Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
time no default or event of default under the Indenture has occurred and is continuing, many of the covenants in the Indenture will be suspended or become more lenient and may not go back into effect.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2021 and 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of December 31, 2021 and 2020. The carrying value of impaired real estate investments held for sale on the

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
As of December 31, 2021 there was no carrying value of advances to the Company under the Credit Facility, and as of December 31, 2020 the carrying value of advances to the Company under the Credit Facility were $280.9 million. The fair value of advances to the Company under the Credit Facility was $278.8 million as of December 31, 2020, due to the widening of the credit spreads during the period. The fair value of advances under the Credit Facility are based on estimates of market credit spreads and interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
The carrying value of the Company’s mortgage notes payable as of December 31, 2021 and 2020 were $1.5 billion in each period, and the fair value of the Company’s mortgage notes payable were $1.5 billion and $1.6 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
As of December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million and a fair value of $504.4 million
Note 8 — Derivatives and Hedging Activities
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million, which became effective on October 13, 2020, and fixed the interest rate on a mortgage loan that was refinanced in September 2020 (see Note 4 — Mortgage Notes Payable for additional information). The interest rate swap fixed interest on the mortgage at an effective interest rate of 3.27% and was to expire in July 2026. This interest rate swap was terminated in the fourth quarter of 2021 when the mortgage loan was repaid and the Company received $2.1 million as a result of the termination. Following the termination, the Company reclassified approximately $2.1 million from AOCI as a reduction to interest expense in the Company’s consolidated statement of operations and comprehensive loss in the fourth quarter of 2021.
Additionally, in conjunction with the refinancing of a mortgage loan in December 2020, the Company entered into an interest rate cap agreement for a notional amount of $34.0 million, which expired in December 2021. The fair value of this interest rate cap was insignificant and therefore is not shown on the consolidated balance sheet as of December 31, 2020 (see Note 4 — Mortgage Notes Payable for additional information).
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2020. The Company did not have any derivative instruments outstanding as of December 31, 2021 due to the termination of the interest rate swap noted above.

(In thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest Rate “Pay-fixed” Swaps	Derivative liabilities, at fair value	$—	$123
Derivatives not designated as hedging instruments:
Embedded derivatives	Derivative liabilities, at fair value	$2,250	$—
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
Effective January 1, 2019 and upon adoption of ASU No. 2017-12 (see Note 2 — Summary of Significant Accounting Policies), all of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Prior to January 1, 2019, the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. During the years ended December 31, 2021, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
During the year ended December 31, 2021, the Company terminated its pay-fixed interest rate swap agreement with a notional amount of $125.0 million. This termination resulted in income of $2.1 million during the year ended December 31, 2021, which is included as a reduction of interest expense in the Company’s consolidated statement of operations and comprehensive loss.
During the year ended December 31, 2019, the Company terminated its pay-fixed interest rate swap agreements with a combined notional amount of $29.9 million and accelerated the reclassification of amounts in other comprehensive income to earnings because it became probable that the hedged forecasted amounts would not occur. This acceleration resulted in a loss of $1.5 million during the year ended December 31, 2019, which is included in interest expense in the Company’s consolidated statement of operations and comprehensive loss.
As of December 31, 2021 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk. As of December 31, 2020 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate “Pay-fixed” Swaps	1	$125,000
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Amount of loss recognized in AOCI on interest rate derivatives [1]	$2,040	$(174)	$(979)
Amount of loss reclassified from AOCI into income as interest expense	$(213)	$(51)	$(36)
Total interest expense recorded in the consolidated statement of operations and comprehensive loss	$81,784	$78,467	$77,994
__________
[1] Excludes a gain of $2.1 million and a loss of $1.5 million in the Company’s consolidated statements of operations for the years ended December 31, 2021 and December 31, 2019, respectively, recorded upon termination of its interest rate swaps after the repayment of certain mortgages (see Note 4 — Mortgage Notes Payable, Net for additional information).
Non-Designated Derivatives
These derivatives have historically been used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. These derivatives also include other instruments that don’t qualify for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
The Company recorded an immaterial loss on non-designated hedging relationships during the years ended December 31, 2021 and 2020. The Company did not record any gains or losses during the year ended December 31, 2019 since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during that year.
As of December 31, 2021 the Company did not have any derivative interest rate cap contracts that were not designated as hedges under qualifying hedging relationships. As of December 31, 2020 the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2020
Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Cap	1	$34,000
Embedded Derivative
The purchase and sale agreement for the CIM Acquisition (see Note 16 – Subsequent Events for more information) included the planned issuance of shares of the Company’s Class A common stock or Class A units in the Operating Partnership of the up to $53.4 million in value, $26.7 million of which was issued to the seller at the closing of the first tranche of the CIM Acquisition, and the remainder of which will be issued in one or more successive tranches. The number of shares or units to be issued at the applicable closing will be based on the value of the shares or units that may be issued at such closing divided by the per-share volume weighted average price of the Company’s Class A common stock measured over a five-day consecutive trading period immediately preceding (but not including) the date on which written notice is delivered, indicating the seller’s election to receive either shares or units, to the Operating Partnership (the price of which is to be limited by a 7.5% collar in either direction from the per share volume weighted-average price of the Company’s Class A common stock measured over a ten-day consecutive trading period immediately preceding (but not including) the effective date of the PSA, which was $8.34 per share. The Company concluded that this arrangement constituted an embedded derivative which requires separate accounting. The initial value of the embedded derivative was an asset upon the signing of the PSA of $1.7 million, and was a

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
liability of $2.3 million as of December 31, 2021. The change in the embedded derivative’s value is reflected as a loss on non-designated derivatives of $4.0 million.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020. The Company did not have any derivatives outstanding as of December 31, 2021 or 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2021	$—	$2,250	$—	$2,250	$—	$—	$2,250
December 31, 2020	$—	$123	$—	$123	$—	$—	$123
Note 9 — Stockholders’ Equity and Non-Controlling Interest
Common Stock
As of December 31, 2021 and 2019, the Company had 123.8 million and 108.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
As more fully discussed in Note 16 – Subsequent Events, the Company expects to issue $53.4 million in Class A Common Stock in connection with the CIM Portfolio Acquisition, subject to adjustments, $26.7 million of which was issued on February 11, 2022 in connection with the closing of the first tranche.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the years ended December 31, 2021, 2020 and 2019 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents.
•The Company sold 2,229,647 shares under the Class A Common Stock ATM Program for gross proceeds of $32.4 million and net proceeds of $31.6 million, after commissions paid and additional issuance costs of approximately $0.8 million during the year ended December 31, 2019.
•The Company did not sell any shares under the Class A Common Stock ATM Program during the year ended December 31, 2020.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
•The Company sold 14,734,448 shares of Class A common stock through its Class A Common Stock ATM program during the year ended December 31, 2021, which generated $130.6 million of gross proceeds, and net proceeds of $128.4 million after commissions, fees and other costs incurred of $2.2 million.
•Subsequent to December 31, 2021, the Company sold 2,761,711 shares of its Class A common stock through its Class A Common Stock ATM Program for gross proceeds of $24.9 million.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of December 31, 2021. The Company had 7,933,711 and 7,842,008 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021 and 2020, respectively. No Series B Preferred Stock is issued or outstanding as of December 31, 2021 or 2020. The Company had 4,594,498 and 3,535,700 shares of its Series C Preferred Stock issued and outstanding as of December 31, 2021 and 2020, respectively.
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
•During the year ended December 31, 2021, the Company sold 91,703 shares under the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.0 million, after commissions, fees and offering costs incurred of $0.3 million.
•During the year ended December 31, 2020, the Company sold 924,778 shares under the Series A Preferred Stock ATM Program for gross proceeds of $23.3 million and net proceeds of $22.4 million, after commissions, fees and offering costs incurred of $0.9 million.
•During the year ended December 31, 2019, the Company sold 2,121,230 shares under the Series A Preferred Stock ATM Program for gross proceeds of $54.0 million and net proceeds of $53.2 million, after commissions, fees and offering costs incurred of approximately $0.8 million.
Series A Preferred Stock — Terms
The Series A Preferred Stock is listed on Nasdaq under the symbol “RTLPP.” Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 7.50% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after March 26, 2024, at any time and from time to time, the Series A Preferred Stock is redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control, each as defined in the articles supplementary classifying and designating the terms of the Series

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Class A common stock.
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
During the year ended December 31, 2021, the Company sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.5 million, after commissions, fees and offering costs incurred of approximately $1.0 million.
Series C Preferred Stock — Terms
The Series C Preferred Stock is listed on Nasdaq under the symbol “RTLPO.” Holders of Series C Preferred Stock are entitled to cumulative dividends in the amount of 7.375% of the $25.00 liquidation preference per share per annum. The Series C Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after December 18, 2025, at any time and from time to time, the Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the Articles Supplementary), the Company may, subject to certain conditions, at its option, redeem the Series C Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series C Preferred Stock will have certain rights to convert Series C Preferred Stock into shares of Class A Common Stock.
The Series C Preferred Stock ranks senior to Class A Common Stock and the Company’s Series B Preferred Stock, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, and on parity with Series A Preferred Stock.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Dividends
Dividends to Common Stockholders
Year Ended December 31, 2021
During the year ended December 31, 2021, the Company paid dividends on its common stock to an annualized rate equal to $0.85 per share, or $0.2125 per share on a quarterly basis.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Tax Characteristics of Dividends
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2021, 2020 and 2019. All dividends paid on the Series A Preferred Stock were considered 100% ordinary dividend income for tax purposes. As previously discussed, no dividends were paid on the Series C Preferred Stock during the year ended December 31, 2021. The first such dividend will be paid in 2021.

	Year Ended December 31,
	2021		2020		2019
Return of capital	94.8%	$0.81	90.3%	$0.63	90.2%	$0.99
Ordinary dividend income	5.2%	0.04	9.7%	0.07	9.8%	0.11
Total	100.0%	$0.85	100.0%	$0.70	100.0%	$1.10
Stockholder Rights Plan
In April 2020 the Company announced that its board of directors approved a stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Company’s Class A common stock that has resulted from the ongoing COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. The Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors become aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Class A common stock. In February 2021, the expiration date of these rights was extended to April 12, 2024 unless earlier exercised, exchanged, amended, redeemed or terminated.
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the Merger and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2018 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of December 31, 2021 and 2020. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
On May 4, 2021, the Company’s independent directors, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. Accordingly, these new LTIPs are reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of September 30, 2021. For additional information, see Note 13 — Equity-Based Compensation relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021 and 2020, non-controlling interest is comprised of the following components:

	December 31,
(In thousands)	2021	2020
Non-controlling interest attributable to LTIP Units	$8,368	$28,317
Non-controlling interest attributable to Class A Units	2,056	2,205
Total non-controlling interest	$10,424	$30,522
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
Note 10 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 16.0 years to 33.7 years as of December 31, 2021. On January 1, 2019, the Company adopted ASC 842 and recorded ROU assets and lease liabilities related to these ground leases, which are classified as operating leases under the lease standard (see Note 2 — Summary of Significant Accounting Polices for additional information on the impact of adopting the new standard).
As of December 31, 2021, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.2 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the new lease guidance in 2019 as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the year ended December 31, 2021.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 27.0 years and a weighted-average discount rate of 7.5% as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company paid cash of $1.5 million, $1.5 million and $1.5 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.8 million, $1.8 million and $2.7 million, respectively, on a straight-line basis in accordance with the standard. The expenses recorded in 2019 included an out-of-period adjustment of $0.9 million (see Note 2 — Summary of Significant Accounting Polices for additional information). The lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss).
The following table reflects the base cash rental payments due from the Company as of December 31, 2021:

(In thousands)	Future Base Rent Payments
2022	$1,532
2023	1,549
2024	1,560
2025	1,598
2026	1,628
Thereafter	42,730
Total lease payments	50,597
Less: Effects of discounting	(31,402)
Total present value of lease payments	$19,195

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
control person liability under Section 15 of the Securities Act against the Advisor, AR Global, and the Former Chairmen. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the St. Clair-Hibbard motions to dismiss, on October 31, 2019 plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the St. Clair-Hibbard action. Plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. On December 20, 2021, the Court denied plaintiffs’ motion to amend and dismissed the litigation. On January 26, 2022, plaintiffs filed a notice of appeal from the Court’s decision.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the years ended December 31, 2021, 2020 and 2019, the Company incurred legal costs related to the above litigation of approximately $49,000, $0.8 million and $1.3 million, respectively. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (“the Policies”), and during the years ended December 31, 2020 and 2019, reimbursements of $9,000 and $2.3 million, respectively, were received and recorded in other income in the consolidated statements of operations and comprehensive loss. There were no such reimbursements recorded thereafter. The Policies were subject to other claims that have priority over the Company’s claim for reimbursement, and have been exhausted.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
2021 Advisory Agreement Amendment
On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement with the Advisor to extend the expiration of the modified quarterly thresholds established by Amendment No. 3 to the Advisory Agreement. The Company must reach these thresholds on a quarterly basis for the Advisor to receive the variable management fee from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ended December 31, 2021. For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below.
In-Sourced Expenses
The Advisor is reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including insourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2021.
The Company incurred $0.1 million, $0.2 million and $0.2 million of acquisition expenses and related cost reimbursements for the years ended December 31, 2021, 2020 and 2019, respectively.
Asset Management Fees and Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive management fee. Under the Advisory Agreement, the fixed portion of the base management fee increased from (i) $22.5 million annually for the period from February 17, 2018 until February 16, 2019; and (ii) $24.0 million annually for the remainder of the term. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss. The Company incurred $32.8 million, $27.8 million and $25.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, in base management fees (including both the fixed and variable portion) and incentive management fees.
In addition, under the Advisory Agreement, the Company is required to pay the Advisor an incentive management fee. Subsequent to the Listing Date, the amount that was required to be paid was equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
$0.275 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.3125 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. The definition of Adjusted Outstanding Shares (as defined in the Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Advisory Agreement entered into March 30, 2020, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds were reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ended December 31, 2021 in light of the continued economic impact of the COVID-19 pandemic.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company recorded $3.0 million in incentive management fees during the year ended December 31, 2021 and recorded $0.1 million in incentive management fees during the years ended December 31, 2020 and 2019.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (the “Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017. In connection with the Net Lease Mortgage Notes, Issuers have entered into the Property Management and Servicing Agreement (as amended from time to time, the “ABS Property Management Agreement”), with the Property Manager, KeyBank National Association (“Key Bank”) , as back-up property manager, and Citibank, N.A. as indenture trustee. See Note 4 — Mortgage Notes Payable, Net for additional information regarding the Notes.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The current term of the Net Lease Property Management Agreement ends on October 1, 2022, and is automatically renewed for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause. On November 4, 2020, in light of the investment to be made by the Property Manager and its affiliates in property management infrastructure for the benefit of the Company and its subsidiaries, the Company amended each of the Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement to reflect that each agreement will expire on the later of (i) November 4, 2025 and (ii) the termination date of the Advisory Agreement. These agreements with the Property Manager may only be terminated for cause prior to the end of the term. Prior to the amendments, the term of these agreements would have ended on October 1, 2021, with automatic renewals for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause.
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
Pursuant to the ABS Property Management Agreement, as amended and restated in connection with the issuance of the 2021 Net Lease Mortgage Notes in June 2021, for all properties that are not specially serviced, the Issuers are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of the properties that are a part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, for all properties that were not specially serviced, the Issuers were required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to one-twelfth of 0.75%, and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of all the specially serviced properties that are part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, the monthly fee for specially serviced properties was equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager has retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services that the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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
These reimbursements are included as part of Professional fees and other reimbursements in the table below and as part of general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2021, 2020 and 2019, the Company incurred $6.8 million (net of the $1.4 million change in estimate for the 2020 bonus awards), $7.5 million (net of the $1.4 million change in estimate for the 2019 bonus awards, discussed below) and $9.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services.
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
Beginning in 2019, under Amendment No. 2, to the Advisory Agreement, the aggregate amount that may be reimbursed in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) for each fiscal year is subject to a limit that is equal to the greater of: (a) (the “Fixed Component”); and a (b) variable component (the “Variable Component”).
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
If the Company sells real estate investments aggregating an amount equal to or more than 25% of Real Estate Cost in one or a series of related dispositions in which the proceeds of the disposition(s) are not reinvested in Investments (as defined in the Advisory Agreement), then within 12 months following the disposition(s), the Advisory Agreement requires the Advisor and the Company to negotiate in good faith to reset the Fixed Component; provided that if the proceeds of the disposition(s) are paid to shareholders of the Company as a special distribution or used to repay loans with no intent of subsequently re-financing and reinvesting the proceeds thereof in Investments, the Advisory Agreement requires these negotiations within 90 days thereof, in each case taking into account reasonable projections of reimbursable costs in light of the reduced assets of the Company.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As part of this reimbursement, the Company paid approximately $2.7 million in 2019 to the Advisor or its affiliates as reimbursement for bonuses of employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company. The Company does not reimburse the Advisor or its affiliates for any bonus amounts relating to time dedicated to the Company by Edward M. Weil, Jr., the Company’s Chief Executive Officer. The Advisor formally awarded 2019 bonuses to employees of the Advisor or its affiliates in September 2020 (the “2019 Bonus Awards”), which were comprised of cash and restricted shares (for additional information on the restricted shares issued to these employees, see Note 13 — Equity-Based Compensation). The original $2.7 million estimate for bonuses recorded and paid to the Advisor in 2019 exceeded the cash portion of the 2019 Bonus Awards to be paid to employees of the Advisor or its affiliates by $1.4 million and to be reimbursed by the Company. As a result, during the three months ended September 30, 2020, the Company recorded a receivable from the Advisor of $1.4 million in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. Pursuant to authorization by the independent members of the Company’s board of directors, the $1.4 million receivable was paid back to the Company over a 10-month period from January 2021 through October 2021.
During the second quarter of 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company (the “2020 Bonus Awards”). The 2020 Bonus Awards are paid by the Advisor over an eleven-month period from June 2021 to April 2022. The final amounts awarded exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.4 million for the following reasons (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer), (ii) payment of a portion of bonuses in the form of restricted shares (which is recorded as equity-based compensation expense) and (iii) a general reduction in final bonuses for remaining personnel of the Advisor or its affiliates due to on-going negative impacts of the COVID-19 pandemic. As a result, during the second quarter of 2021, the Company recorded a receivable from the Advisor of $1.4 million, which is recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. The Advisor paid the $1.4 million receivable to the Company in August 2021.
Reimbursements for the cash portion of 2020 and 2021 bonuses to employees of the Advisor or its affiliates continue were expensed and reimbursed on a monthly basis during 2020 and 2021 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2019 Bonus Awards, employee bonuses have been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
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

	Year Ended December 31,			Payable (Receivable) as of December 31,
(In thousands)	2021	2020	2019	2021		2020
One-time fees and reimbursements:
Acquisition related cost reimbursements [1]	$74	$201	$241	$32		$96
Vesting and conversion of Class B Units	—	—	—	—		—
Ongoing fees:
Asset management fees to related party	32,804	27,829	25,695	—		177
Property management and leasing fees [2]	8,596	6,604	9,921	901		—
Professional fees and other reimbursements [3]	10,013	10,539	9,732	83		(77)
Professional fee credit due from Advisor and its affiliates [5]	(1,444)	(1,862)	—	—	[4]	(1,862)	[4]
Total related party operation fees and reimbursements	$50,043	$43,311	$45,589	$1,016		$(1,666)
__________
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
payable balance at December 31, 2018 due to American National Stock Transfer, LLC, a subsidiary of RCS Capital Corporation (“RCAP”), which at the time the payable balance was recorded and prior to its bankruptcy filing was under common control with the Advisor. RCAP was also the parent company of Realty Capital Securities, LLC, the dealer manager in the Company’s initial public offering.
[4]Included in this receivable from the Advisor as of December 31, 2020 is $1.4 million that relates to overpayment of the 2019 Bonus Awards. During the year ended December 31, 2021, the entire amount was received from the Advisor relating to the overpayment of the 2019 Bonus Awards and a $0.5 million receivable relating to the overpayment of invoices for a shared service was received. In addition, the Company was reimbursed for the $1.4 million related to the 2020 Bonus Awards in August 2021.
[5]Included in general and administrative expenses. For the year ended December 31, 2021, amount relates to the overpayment of the 2020 Bonus Awards. For the year ended December 31, 2020, $1.4 million relates to overpayment of the 2019 Bonus Awards and $0.5 million relates to a receivable recorded for the overpayment of invoices in current and prior years for a shared service.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. However, during the years ended December 31, 2021 and 2020, the Company granted 278,278 and 309,475 restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. The remainder of the restricted shares granted during the years ended December 31, 2021 and 2020 were granted to the Company’s directors. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table reflects the number of restricted shares granted, vested, or forfeited for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2018	136,234	$16.51
Granted	34,588	9.83
Vested	(59,401)	16.36
Forfeited	—	—
Unvested, December 31, 2019	111,421	14.52
Granted	361,943	6.80
Vested	(72,492)	14.13
Forfeited	—	—
Unvested, December 31, 2020	400,872	7.62
Granted	313,474	9.84
Vested	(266,427)	9.27
Forfeited	(25,050)	6.97
Unvested, December 31, 2021	422,869	8.26
As of December 31, 2021, the Company had $2.9 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $2.4 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The higher expense recorded in the year ended December 31, 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
On February 26, 2021, the Company’s board of directors approved an amendment to the award agreement for 69,875 restricted shares previously awarded to the Company’s former chief financial officer. These restricted shares had been scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020), however, in accordance with the amendment, these shares fully vested upon the effectiveness of the resignation of the Company’s former chief financial officer on April 9, 2021. This was treated as a modification of the award of these restricted shares and, in addition to accelerating the original expense, the Company was also required to calculate excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment and record such excess as expense through April 9, 2021. In addition, also on February 26, 2021, the Company’s board of directors granted the Company’s former chief financial officer an additional award of 52,778 restricted shares that also fully vested on upon the effectiveness of her resignation on April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the year ended December 31, 2021.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding during the years ended December 31, 2021, 2020 and 2019.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Multi-Year Outperformance Agreement
2021 OPP
On May 4, 2021, the Company’s independent directors, authorized an award of LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021, and, on July 21, 2021, the Company, the OP and the Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).
On July 21, 2021, the Company and the Advisor entered into the 2021 OPP. Based on a maximum award value of $72.0 million and the initial share price of $8.4419, which was determined on July 20, 2021, the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Class A common stock dividends, compared to the initial share price over a performance period that commenced on July 20, 2021 and ending on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s services as the Company’s advisor.
The amortization of the fair value of the LTIP Units that were granted will be recorded evenly over the requisite service period which is approximately 38.5 months from May 4, 2021, the date that the Company’s independent board of directors approved the award of LTIP Units under the 2021 OPP, through July 20, 2024, the end of the performance period.
The Company recorded $1.9 million in additional equity-based compensation expense during the year ended December 31, 2021 which represented the pro rata share of the 2021 OPP’s service period from May 4, 2021 (date of grant) to July 20, 2024 (end of the performance period). As of July 20, 2021, the initial share price and the number of LTIP Units to be granted under the 2021 OPP became known and the fair value of the award as of July 20, 2021 was determined to be $40.8 million. As a result, the award of LTIP Units under the 2021 OPP was reclassified as an equity award on July 20, 2021, with any change in value and cumulative effect thereof, reflected income and equity statements on that date.
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
The LTIP Units issued pursuant to the 2018 OPP could potentially have been earned by the Advisor based on the Company’s achievement of threshold, target and maximum performance goals based on the Company’s absolute and relative TSR over a three-year performance period that ended on July 19, 2021. Prior to the issuance of LTIP Units pursuant to the 2021 OPP, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 LTIP Units subject to the 2018 OPP had been earned under either the absolute or relative thresholds. These LTIP Units were thus automatically forfeited effective as of July 19, 2021, without the payment of any consideration by the Company or the OP. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheet and consolidated statement of equity.
Compensation Expense - 2021 OPP and 2018 OPP
During the years ended December 31, 2021 2020 and 2019, the Company recorded share-based compensation expense related to the LTIP Units of $14.9 million and $11.9 million and $11.6 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company had $32.4 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 2.6 years.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Company paid distributions on LTIP Units of $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2021 2020 and 2019, respectively. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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

Performance Level	Absolute TSR			Percentage of LTIP Units Earned	Number of LTIP Units Earned
Below Threshold	Less than	18%		0%	0.00
Threshold		18%		25%	1,066,110.63
Target		24%		50%	2,132,221.25
Maximum		36%	or higher	100%	4,264,442.50
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

Performance Level	Relative TSR Excess			Percentage of Relative TSR LTIP Units Earned	Number of LTIP Units Earned
Below Threshold	Less than	-600	basis points	0%	0.000
Threshold		-600	basis points	25%	1,066,110.625
Target		—	basis points	50%	2,132,221.250
Maximum		+600	basis points	100%	4,264,442.500
If the relative TSR excess is more than -600 basis points but less than zero basis points, or more than zero basis points but less than +600 basis points, the number of LTIP Units that become earned is determined using linear interpolation as between those tiers, respectively.
Other Terms

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2021, 2020 and 2019.
Note 14 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2021	2020	2019
Net loss attributable to common stockholders	$(63,441)	$(46,650)	$(3,101)
Adjustments to net loss for common share equivalents	(1,037)	(613)	(792)
Adjusted net loss attributable to common stockholders	$(64,478)	$(47,263)	$(3,893)

Weighted average shares outstanding — Basic and Diluted	115,404,635	108,404,093	106,397,296
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.56)	$(0.44)	$(0.04)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, Class A Units and unearned LTIP Units contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above adjusts net loss to exclude the distributions to the unvested restricted shares, Class A Units and the unearned LTIP Units that were issued under the 2021 OPP and 2018 OPP from the numerator.
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

	December 31,
	2021	2020	2019
Unvested restricted shares [1]	423,096	199,325	128,959
Class A Units [2]	172,921	172,921	172,921
2018 LTIP Units [3]	2,463,998	4,496,796	4,496,796
2021 LTIP Units [3]	3,855,523	—	—
Total	6,915,538	4,869,042	4,798,676
__________
[1]Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 422,869, 400,872 and 111,421 unvested restricted shares outstanding as of December 31, 2021, 2020 and 2019, respectively.
[2]Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of December 31, 2021, 2020 and 2019.
[3]Weighted-average number of 2018 and 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of December 31, 2021 and 4,496,796 2018 LTIP Units outstanding as of December 31, 2020 and 2019.

If dilutive, conditionally issuable shares relating to the 2021 OPP award and 2018 OPP award (see Note 13 — Equity-Based Compensation for additional information) would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the years ended December 31, 2021, 2020 and 2019 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period. No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2021, 2020 and 2019 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2021 OPP and 2018 OPP) at December 31, 2021, 2020 and 2019 or (ii) the Company recorded a net loss to common stockholders for all periods presented, any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 15 – Segment Reporting
As of December 31, 2021, as a result of the CIM Portfolio Acquisition and the related strategic shift in the Company’s operations, the Company has concluded it now operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company will evaluate performance and makes resource allocations based on its two business segments.
Previously, before the CIM Portfolio Acquisition (for which the PSA was signed on December 17, 2021), the Company concluded it was operating in one segment. Upon concluding that a change in its reporting segments has occurred, the Company retroactively restates the historical operating results for the segment for all periods presented in that filing and, thereafter, the Company will restate other later prior periods when they are subsequently reported in later filings for comparative purposes.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues from tenants, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, NOI should be compared with net income (loss) prepared in accordance with GAAP and as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.
The following tables reconcile the segment activity to consolidated net loss for the years ended 2021, 2020 and 2019:

	Year Ended December 31, 2021
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$218,944	$116,212	$335,156
Property operating expense	12,005	43,426	55,431
NOI	$206,939	$72,786	279,725
Asset management fees to related party			(32,804)
Impairment of real estate investments			(33,261)
Acquisition, transaction and other costs			(4,378)
Equity-based compensation			(17,264)
General and administrative			(20,856)
Depreciation and amortization			(130,464)
Gain on sale/exchange of real estate investments			4,757
Interest expense			(81,784)
Other income			91
Net loss attributable to non-controlling interests			9
Allocation for preferred stock			(23,262)
Net loss attributable to common stockholders			$(63,441)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31, 2020
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$191,862	$113,362	$305,224
Property operating expense	10,187	42,109	52,296
NOI	$181,675	$71,253	252,928
Asset management fees to related party			(27,829)
Impairment of real estate investments			(12,910)
Acquisition, transaction and other costs			(2,921)
Equity-based compensation			(13,036)
General and administrative			(19,683)
Depreciation and amortization			(137,459)
Gain on sale/exchange of real estate investments			6,456
Interest expense			(78,467)
Other income			1,024
Loss on non-designated derivatives			(9)
Net loss attributable to non-controlling interests			44
Allocation for preferred stock			(14,788)
Net loss attributable to common stockholders			$(46,650)

	Year Ended December 31, 2019
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$169,206	$130,538	$299,744
Property operating expense	6,796	45,919	52,715
NOI	$162,410	$84,619	247,029
Asset management fees to related party			(25,695)
Impairment of real estate investments			(827)
Acquisition, transaction and other costs			(6,257)
Equity-based compensation			(12,717)
General and administrative			(20,375)
Depreciation and amortization			(124,713)
Goodwill impairment			(1,605)
Gain on sale/exchange of real estate investments			23,690
Interest expense			(77,994)
Other income			3,627
Net income attributable to non-controlling interests			(16)
Allocation for preferred stock			(7,248)
Net loss attributable to common stockholders			$(3,101)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2021	2020
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,973,743	$2,106,868
Multi-tenant properties	1,233,030	1,261,834
Total investments in real estate, net	3,206,773	3,368,702
Cash and cash equivalents	214,853	102,860
Restricted cash	21,996	10,537
Deposits for real estate investments	41,928	137
Deferred costs, net	25,587	16,663
Straight-line rent receivable	70,789	66,581
Operating lease right-of-use assets	18,194	18,546
Prepaid expenses and other assets	26,877	23,941
Assets held for sale	187,213	—
Total assets	$3,814,210	$3,607,967

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Single-tenant properties	$2,179	$508	$396
Multi-tenant properties	12,781	10,246	13,611
Total capital expenditures	$14,960	$10,754	$14,007

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
CIM Portfolio Acquisition
On December 17, 2021, the Company signed a purchase and sale agreement (“PSA”) to acquire 79 multi-tenant retail centers and two single-tenant properties for $1.3 billion (the “CIM Portfolio Acquisition”). The Company has determined that the CIM Portfolio Acquisition will be accounted for as an asset acquisition.
The Company expects to fund the CIM Portfolio Acquisition through a combination, to be determined at each closing, of cash, which includes the net proceeds from the approximately $260.7 million sale of its Sanofi asset, borrowings under its Credit Facility, as well as debt currently encumbering certain of the properties that it will assume, and the issuance of up to $53.4 million in value of Class A common stock or OP Units to the sellers. The number of shares or units to be issued at the applicable closing (limited to 4.9% of the Company’s outstanding Class A Common Stock at the time on a fully diluted basis) will be based on the value of the shares or units that may be issued at such closing divided by the per share volume weighted average price of the Company’s Class A Common Stock measured over a five consecutive trading day period immediately preceding (but not including) the date on which the written notice indicating the Sellers’ election to receive shares or units is delivered to the Company (the price to be limited by a 7.5% collar in either direction from the per share volume weighted

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
average price of the Company’s Class A Common Stock measured over the ten consecutive trading day period immediately preceding (but not including) the effective date of the PSA, which was $8.34 per share). Further, the number of shares of the Class A Common Stock or OP Units, as applicable, that may be issued at the closing of the first tranche were not to exceed approximately $26.7 million in value, with the remainder to be issued in a form to be determined by the sellers at the closing of the remaining tranches.
On February 11, 2022, the first tranche of the CIM Portfolio Acquisition closed, which included the acquisition of 44 multi-tenant retail centers located across 17 states and aggregating approximately 4.5 million square feet. The Company funded the closing of the first tranche with cash of $350.7 million, which included the net proceeds from the approximately $260.7 million sale of its Sanofi asset and remaining proceeds from its Senior Notes issuance, borrowings under the Credit Facility of $170.0 million and the issuance of 3,264,693 shares of its Class A common stock for consideration of $26.7 million, which were issued at a price of $8.18 per share.
The Company currently expects to close on all the remaining properties in successive tranches by the end of March 2022. The Company expects to fund the remaining closings with additional borrowings under the Credit Facility of approximately $320.0 million, assumed mortgages of $348.7 million, the issuance of $26.7 million of its Class A common stock, the application of the Company’s security deposit of $40.0 million and the remainder with cash on hand.
Sanofi Disposition
On January 6, 2022, the Company sold its Sanofi property in Bridgewater, NJ for a contract sales price of $260.7 million. This property was classified as held-for-sale on the Company’s consolidated balance sheet as of December 31, 2021. The Sanofi property represented a concentration of over 5% of the Company’s total annualized straight-line rent for the year ended December 31, 2021 as well as the majority of the Company’s annualized straight-line rent derived from the state of New Jersey, which was a state with a concentration of over 5% of the Company’s total annualized straight-line rent for the year ended December 31, 2021. The Sanofi property was pledged to the unencumbered asset pool comprising the borrowing base of the Credit Facility as of December 31, 2021.
Other Acquisitions
Subsequent to December 31, 2021, excluding the CIM Portfolio Acquisition, the Company acquired three properties for an aggregate contract purchase price of $40.9 million.
Other Dispositions
Subsequent to December 31, 2021, excluding the Sanofi disposition described above, the Company sold five properties with an aggregate contract sale price of $4.6 million.
Name Change
On February 10, 2022, the Company changed its name to “The Necessity Retail REIT, Inc.”
Column Financial Mortgage Note Repayment
In January 2022, the Company repaid $7.9 million of amounts outstanding under its Column Financial Mortgage Note after disposing of two properties formerly encumbered by the mortgage in December 2021.
ATM Program — Common Stock
Subsequent to December 31, 2021, the Company sold 2,761,711 shares of its Class A common stock through its Class A Common Stock ATM Program for gross proceeds of $24.9 million.

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Dollar General I		Retail	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$310
Dollar General I		Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	317
Walgreens I		Retail	Pine Bluff	AR	7/8/2013	—	(6)	159	3,016	—	—	3,175	1,221
Dollar General II		Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	1	1,073	367
Dollar General II		Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	330
AutoZone I		Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	483
Dollar General III		Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	342
Dollar General III		Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	355
Dollar General III		Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	348
Dollar General III		Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	354
Dollar General III		Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	320
BSFS I		Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	753
Dollar General IV		Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	264
Dollar General IV		Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	266
Tractor Supply I		Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	1,138
Dollar General V		Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	496
Mattress Firm I		Retail	Tallahassee	FL	8/7/2013	—	(7)	1,015	1,241	—	—	2,256	468
Family Dollar I		Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	268
Lowe's I	(13)	Retail	Fayetteville	NC	8/19/2013	—	(1)	—	6,422	—	—	6,422	2,311
Lowe's I	(13)	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	3,030
Lowe's I		Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	3,695
Lowe's I		Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	3,937
O'Reilly Auto Parts I		Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	285
Food Lion I		Retail	Charlotte	NC	8/20/2013	—	(1)	3,132	4,697	—	—	7,829	1,641
Family Dollar II		Retail	Danville	AR	8/21/2013	—	(1)	170	679	—	—	849	254
Lowe's I	(13)	Retail	Aiken	SC	8/22/2013	—	(1)	1,764	7,056	—	—	8,820	2,533
Dollar General VII		Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	372
Dollar General VI		Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	331
Walgreens II	(13)	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	1,010
Family Dollar III		Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	310
Chili's I		Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	789
Chili's I		Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	860
CVS I		Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	755
Joe's Crab Shack I		Retail	Westminster	CO	8/30/2013	—	(7)	1,136	2,650	—	—	3,786	1,202
Tire Kingdom I		Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	532

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
AutoZone II		Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	320
Dollar General VIII		Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	393
Family Dollar IV		Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	257
Fresenius I		Retail	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	563
Dollar General IX		Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	271
Advance Auto I		Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	250
Arby's I		Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	656
CVS II	(13)	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	897
Walgreens III		Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,630
Walgreens IV		Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	793
AmeriCold I		Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	7,588
AmeriCold I		Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	5,078
AmeriCold I		Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	6,180
AmeriCold I		Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	—	7,826	3,009
AmeriCold I		Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	2,409
AmeriCold I		Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	8	15,426	5,884
AmeriCold I		Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	11,300
AmeriCold I		Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	10,235
AmeriCold I		Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	7,719
Dollar General X		Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	383
Home Depot I		Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	11,983
Home Depot I		Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	10,870
National Tire & Battery I		Retail	San Antonio	TX	9/24/2013	—	—	577	577	—	—	1,154	235
New Breed Logistics I		Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	—	22,111	8,153
Truist Bank I		Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	412
Truist Bank I		Retail	Cary	NC	9/24/2013	—	(1)	370	841	(13)	(214)	984	109
Truist Bank I		Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	182
Truist Bank I		Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	480
Truist Bank I		Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	238
Truist Bank I		Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	339
Truist Bank I		Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	1,022
Truist Bank I		Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	9	1,786	457
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	743
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	1,097
Truist Bank I		Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	422

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Truist Bank I	Retail	Stokesdale	NC	9/24/2013	—	(1)	230	581	—	—	811	208
Truist Bank I	Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	216
Truist Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	363
Truist Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	131
Truist Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	846
Truist Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	509
Truist Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	312
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	636
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	261
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	221
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	218
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	195
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	188
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	290
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	309
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	176
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	305
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	278
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	420
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	195
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	306
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	297
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	695
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	201
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	366
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	450
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	1,111
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	1,544
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	526
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	1,097
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	(7)	285	855	—	—	1,140	386
Krystal I	Retail	Cleveland	TN	9/30/2013	—	(7)	207	1,171	—	—	1,378	528
Krystal I	Retail	Columbus	GA	9/30/2013	—	(7)	143	1,288	—	—	1,431	581
Krystal I	Retail	Ft. Oglethorpe	GA	9/30/2013	—	(7)	181	1,024	—	—	1,205	462
Krystal I	Retail	Jacksonville	FL	9/30/2013	—	(7)	533	799	—	—	1,332	360

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
O'Charley's I		Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	481
O'Charley's I		Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	654
O'Charley's I		Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	620
O'Charley's I		Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	691
O'Charley's I		Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	953
O'Charley's I		Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	664
O'Charley's I		Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	575
O'Charley's I		Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	674
O'Charley's I		Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	534
O'Charley's I		Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	697
O'Charley's I		Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	6	2,070	745
O'Charley's I		Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	616
O'Charley's I		Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,898	—	—	2,233	856
O'Charley's I		Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	500
O'Charley's I		Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	462
O'Charley's I		Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	629
O'Charley's I		Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	700
O'Charley's I		Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	669
Walgreens VII		Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	1,381
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	520
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	565
Walgreens VII		Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	1,057
Walgreens VII		Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	1,065
Walgreens VII		Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,077	—	—	4,396	1,223
Walgreens VII		Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	—	3,010	838
Walgreens VII		Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	1,150
Tractor Supply II		Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	403
National Tire & Battery II	(13)	Retail	Mundelein	IL	10/4/2013	—	—	—	1,742	—	—	1,742	709
United Healthcare I		Office	Howard (Green Bay)	WI	10/7/2013	—	—	3,805	47,565	(2,507)	(34,885)	13,978	—
Tractor Supply III		Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	770

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	279
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	285
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	842
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	2	8,434	2,977
Fresenius II	Retail	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	38	3,507	737
Fresenius II	Retail	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	639
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	328
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	644
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	386
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	324
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,767
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	(142)	—	1,454	311
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	183
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	487
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	296
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	247
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	363
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	194
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	291
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	339
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	414
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	90
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	335
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	382
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	492
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	185
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	387
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	362
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	329
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	124
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	306
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	473
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	540
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	345

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	646
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	376
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	330
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	456
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	406
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	548
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	311
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	331
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	284
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	590
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	388
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	238
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	358
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	113
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	515
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	652
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	576
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	351
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	383
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	317
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	286
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	357
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	(7)	185	1,663	—	—	1,848	611
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	1,315
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	303
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	1	1	752	262
CVS III	Retail	Detroit	MI	12/10/2013	—	(7)	447	2,533	—	—	2,980	994
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	209
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	(7)	169	1,522	—	—	1,691	556
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	405
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	284
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	—		2,516	12,570	—	—	15,086	2,856
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	481
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	434
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	590

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	544
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	820
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	1,013
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	940
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	418
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	674
Truist Bank II	Retail	Arden	NC	1/8/2014	—	(7)	374	216	—	—	590	60
Truist Bank II	Retail	Bushnell	FL	1/8/2014	—	(7)	385	1,216	—	—	1,601	257
Truist Bank II	Retail	Chattanooga	TN	1/8/2014	—	(7)	358	564	—	—	922	133
Truist Bank II	Retail	Chesapeake	VA	1/8/2014	—	—	490	695	(248)	(437)	500	—
Truist Bank II	Retail	Douglasville	GA	1/8/2014	—	(7)	410	749	—	—	1,159	177
Truist Bank II	Retail	Duluth	GA	1/8/2014	—	(7)	1,081	2,111	—	—	3,192	477
Truist Bank II	Retail	East Ridge	TN	1/8/2014	—	(7)	276	475	—	—	751	126
Truist Bank II	Retail	Lynchburg	VA	1/8/2014	—	(7)	584	1,255	—	—	1,839	295
Truist Bank II	Retail	Mauldin	SC	1/8/2014	—	(7)	542	704	—	—	1,246	185
Truist Bank II	Retail	Okeechobee	FL	1/8/2014	—	(7)	339	1,569	—	—	1,908	454
Truist Bank II	Retail	Panama City	FL	1/8/2014	—	(7)	484	1,075	—	—	1,559	262
Truist Bank II	Retail	Plant City	FL	1/8/2014	—	(7)	499	1,139	—	—	1,638	282
Truist Bank II	Retail	Salisbury	NC	1/8/2014	—	(7)	264	293	—	—	557	89
Truist Bank II	Retail	Seminole	FL	1/8/2014	—	—	1,329	3,486	(624)	(2,042)	2,149	—
Mattress Firm IV	Retail	Meridian	ID	1/10/2014	—	(7)	691	1,193	—	—	1,884	285
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	266
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	992
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	(7)	299	1,478	—	1	1,778	347
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	(7)	426	1,029	—	—	1,455	280
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	129
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	158
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	197
C&S Wholesale Grocer I	Distribution	Hatfield (South)	MA	2/21/2014	—	(7)	1,420	14,169	—	—	15,589	2,894
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	242
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	204
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	172
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	170
Dollar General XVII	Retail	Tullos	LA	3/6/2014	—	(1)	114	736	—	—	850	174

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Truist Bank III	Retail	Asheboro	NC	3/10/2014	—	(7)	458	774	—	—	1,232	188
Truist Bank III	Retail	Athens	GA	3/10/2014	—	(6)	427	472	—	—	899	165
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(7)	3,027	4,873	—	—	7,900	1,014
Truist Bank III	Retail	Atlanta	GA	3/10/2014	—	(6)	4,422	1,559	—	—	5,981	358
Truist Bank III	Retail	Avondale	MD	3/10/2014	—	(6)	1,760	485	—	—	2,245	115
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(6)	996	1,536	—	—	2,532	347
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(6)	885	1,987	—	—	2,872	442
Truist Bank III	Retail	Casselberry	FL	3/10/2014	—	(7)	609	2,443	—	—	3,052	538
Truist Bank IV	Retail	Chamblee	GA	3/10/2014	—	(6)	1,029	813	—	—	1,842	199
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(6)	419	811	—	—	1,230	179
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(7)	191	335	—	—	526	76
First Horizon Bank	Retail	Collinsville	VA	3/10/2014	—	(6)	215	555	—	—	770	129
Truist Bank IV	Retail	Columbus	GA	3/10/2014	—	(6)	417	1,395	—	1	1,813	316
Truist Bank III	Retail	Conyers	GA	3/10/2014	—	(6)	205	1,334	—	—	1,539	291
Truist Bank IV	Office	Creedmoor	NC	3/10/2014	—	(7)	306	789	(128)	(300)	667	147
Truist Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(7)	443	1,586	—	—	2,029	380
Truist Bank III	Retail	Dunn	NC	3/10/2014	—	(6)	384	616	—	—	1,000	157
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(6)	284	506	—	—	790	142
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(6)	488	742	—	—	1,230	165
Truist Bank III	Retail	Fairfax	VA	3/10/2014	—	(6)	2,835	1,081	—	—	3,916	238
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(7)	457	816	—	—	1,273	203
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(7)	458	2,139	—	—	2,597	469
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(7)	590	1,007	—	—	1,597	247
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(6)	449	1,640	—	—	2,089	464
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(7)	377	871	—	—	1,248	201
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(6)	264	684	—	—	948	160
Truist Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(7)	1,092	1,569	—	—	2,661	370
Truist Bank III	Retail	Hendersonville	NC	3/10/2014	—	(7)	468	945	—	—	1,413	218
Truist Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(7)	914	1,181	—	—	2,095	380

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Truist Bank III	Retail	Inverness	FL	3/10/2014	—	(7)	867	2,559	—	—	3,426	581
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(7)	871	372	—	—	1,243	102
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(7)	366	1,136	—	—	1,502	262
Truist Bank III	Retail	Lakeland	FL	3/10/2014	—	—	927	1,594	—	—	2,521	428
Truist Bank III	Retail	Lenoir	NC	3/10/2014	—	(7)	1,021	3,980	—	—	5,001	836
Truist Bank III	Retail	Lithonia	GA	3/10/2014	—	(7)	212	770	—	—	982	177
Truist Bank III	Retail	Lutz	FL	3/10/2014	—	(7)	438	1,477	—	—	1,915	322
Truist Bank III	Retail	Macon	GA	3/10/2014	—	(7)	214	771	—	—	985	198
Truist Bank IV	Retail	Madison	GA	3/10/2014	—	(7)	304	612	—	—	916	130
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(6)	2,168	1,169	—	—	3,337	286
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(7)	1,087	2,056	—	—	3,143	439
Truist Bank III	Retail	Mebane	NC	3/10/2014	—	(7)	500	887	—	—	1,387	197
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(7)	772	1,927	—	—	2,699	437
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(7)	788	1,888	—	—	2,676	413
Truist Bank III	Retail	Morristown	TN	3/10/2014	—	(6)	214	444	—	—	658	140
Truist Bank III	Retail	Mount Dora	FL	3/10/2014	—	(7)	570	1,933	—	—	2,503	422
Truist Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(6)	451	847	—	—	1,298	179
Truist Bank III	Retail	Nashville	TN	3/10/2014	—	(7)	1,776	1,601	—	—	3,377	410
Truist Bank IV	Retail	Ocala	FL	3/10/2014	—	(6)	581	1,091	—	—	1,672	287
Truist Bank III	Retail	Ocala	FL	3/10/2014	—	(6)	347	1,336	—	—	1,683	418
First Horizon Bank	Retail	Onancock	VA	3/10/2014	—	(6)	829	1,300	—	—	2,129	275
Truist Bank III	Retail	Orlando	FL	3/10/2014	—	(7)	1,234	1,125	—	—	2,359	267
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(7)	873	2,235	—	—	3,108	491
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(7)	1,047	1,566	—	—	2,613	380
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(7)	854	1,385	—	—	2,239	324
Truist Bank III	Retail	Oxford	NC	3/10/2014	—	(6)	530	1,727	1	—	2,258	368
Truist Bank III	Retail	Peachtree City	GA	3/10/2014	—	(6)	887	2,242	—	—	3,129	519
First Horizon Bank	Retail	Pittsboro	NC	3/10/2014	—	(6)	61	510	—	—	571	103
Truist Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(7)	886	2,024	—	—	2,910	440
Truist Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(7)	913	1,772	—	—	2,685	423
Truist Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(6)	2,431	940	—	—	3,371	230
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(6)	153	313	—	—	466	85
Truist Bank III	Office	Richmond	VA	3/10/2014	—	(7)	3,141	7,441	(804)	2,231	12,009	2,448
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(6)	233	214	—	—	447	59
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(6)	753	1,165	—	—	1,918	275

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(7)	316	734	—	—	1,050	167
Truist Bank III	Retail	Sarasota	FL	3/10/2014	—	(7)	741	852	—	—	1,593	213
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(7)	458	936	—	—	1,394	253
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(6)	224	1,116	—	—	1,340	252
Truist Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(6)	296	697	—	—	993	157
Truist Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(6)	338	624	—	—	962	136
Truist Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(6)	673	2,550	—	—	3,223	546
Truist Bank III	Retail	St. Cloud	FL	3/10/2014	—	—	1,046	1,887	(568)	(1,215)	1,150	14
Truist Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(7)	803	1,043	—	—	1,846	237
Truist Bank III	Retail	Stafford	VA	3/10/2014	—	(6)	2,130	1,714	—	—	3,844	382
Truist Bank III	Retail	Stockbridge	GA	3/10/2014	—	(6)	358	760	—	—	1,118	182
Truist Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(6)	605	522	—	—	1,127	119
First Horizon Bank	Retail	Stuart	VA	3/10/2014	—	(6)	374	1,532	—	—	1,906	337
Truist Bank III	Retail	Sylvester	GA	3/10/2014	—	(7)	242	845	—	—	1,087	200
Truist Bank III	Retail	Tamarac	FL	3/10/2014	—	(7)	997	1,241	1	—	2,239	289
Truist Bank III	Retail	Union City	GA	3/10/2014	—	(6)	400	542	—	—	942	133
Truist Bank III	Retail	Williamsburg	VA	3/10/2014	—	—	447	585	(94)	(238)	700	5
First Horizon Bank	Retail	Winston-Salem	NC	3/10/2014	—	(7)	362	513	—	—	875	124
First Horizon Bank	Retail	Yadkinville	NC	3/10/2014	—	(6)	438	765	—	—	1,203	170
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	173
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	(7)	507	1,014	—	—	1,521	263
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	180
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	181
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	(7)	337	1,140	—	—	1,477	280
Bi-Lo I	Retail	Greenville	SC	5/8/2014	—	(7)	1,504	4,770	—	—	6,274	1,045
Stop & Shop I	Retail	Bristol	RI	5/8/2014	—	(2)	2,860	10,010	—	—	12,870	2,136
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—		3,295	13,693	—	1	16,989	3,001
Stop & Shop I	Retail	Framingham	MA	5/8/2014	—	(2)	3,971	12,289	—	—	16,260	2,446
Stop & Shop I	Retail	Malden	MA	5/8/2014	—	(2)	4,418	15,195	—	—	19,613	3,013
Stop & Shop I	Retail	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	2,043
Stop & Shop I	Retail	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	2,759
Stop & Shop I	Retail	Swampscott	MA	5/8/2014	—	(2)	3,644	12,982	—	—	16,626	2,570
Dollar General XVII	Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	169
Dollar General XIX	Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	234
Dollar General XX	Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	140

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Dollar General XX		Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	127
Dollar General XX		Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	184
Dollar General XX		Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	204
Dollar General XX		Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	139
Dollar General XXI		Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	268
Dollar General XXII		Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	198
FedEx Ground V	(13)	Distribution	Sioux City	IA	2/18/2016	—	(1)	199	5,638	56	—	5,893	958
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—	(1)	40	6,022	—	—	6,062	1,099
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—	(1)	1,288	8,988	—	75	10,351	1,745
FedEx Ground VIII		Distribution	Mosinee	WI	2/23/2016	—	(1)	203	9,017	—	—	9,220	1,749
Anderson Station	(8)	Multi-tenant Retail	Anderson	SC	2/16/2017	—	(4)	5,201	27,100	—	1,487	33,788	4,342
Riverbend Marketplace	(8)	Multi-tenant Retail	Asheville	NC	2/16/2017	—	(4)	4,949	18,213	—	37	23,199	2,576
Northlake Commons	(8)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(7)	17,539	16,342	—	129	34,010	2,606
Shops at Rivergate South	(8)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(4)	5,202	28,378	—	1,391	34,971	3,985
Cross Pointe Centre	(8)	Multi-tenant Retail	Fayetteville	NC	2/16/2017	—	(4)	8,075	19,717	—	558	28,350	2,852
Parkside Shopping Center	(8)	Multi-tenant Retail	Frankfort	KY	2/16/2017	—	(7)	9,978	29,996	695	1,155	41,824	4,879
Patton Creek	(8)	Multi-tenant Retail	Hoover	AL	2/16/2017	—		15,799	79,150	—	405	95,354	10,844
Southway Shopping Center	(8)	Multi-tenant Retail	Houston	TX	2/16/2017	—	(7)	10,260	24,440	—	74	34,774	3,308
Northpark Center	(8)	Multi-tenant Retail	Huber Heights	OH	2/16/2017	—	(4)	8,975	28,552	—	1,422	38,949	4,278
Tiffany Springs MarketCenter	(8)	Multi-tenant Retail	Kansas City	MO	2/16/2017	—	(7)	10,154	50,832	—	3,399	64,385	8,397
North Lakeland Plaza	(8)	Multi-tenant Retail	Lakeland	FL	2/16/2017	—	(4)	2,599	12,652	—	172	15,423	1,831
Best on the Boulevard	(8)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(4)	10,046	32,706	—	1,064	43,816	4,665
Montecito Crossing	(8)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(4)	16,204	36,477	—	1,421	54,102	5,293
Pine Ridge Plaza	(8)	Multi-tenant Retail	Lawrence	KS	2/16/2017	—	(7)	14,008	20,935	—	576	35,519	3,298
Jefferson Commons	(8)	Multi-tenant Retail	Louisville	KY	2/16/2017	—	(4)	5,110	29,432	—	2,643	37,185	4,744
Towne Centre Plaza	(8)	Multi-tenant Retail	Mesquite	TX	2/16/2017	—	(7)	3,553	11,992	—	835	16,380	1,909
Township Marketplace	(8)	Multi-tenant Retail	Monaca	PA	2/16/2017	—	(7)	8,146	39,267	—	957	48,370	5,348
Northwoods Marketplace	(8)	Multi-tenant Retail	North Charleston	SC	2/16/2017	—	(7)	13,474	28,362	—	487	42,323	4,050

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Centennial Plaza	(8)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(4)	3,488	30,054	—	157	33,699	4,062
Village at Quail Springs	(8)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(7)	2,307	9,983	—	2,210	14,500	2,094
Colonial Landing (13)	(8)	Multi-tenant Retail	Orlando	FL	2/16/2017	—	(7)	—	44,255	—	2,682	46,937	6,207
The Centrum	(8)	Multi-tenant Retail	Pineville	NC	2/16/2017	—	—	12,013	26,242	—	3,059	41,314	4,135
Liberty Crossing	(8)	Multi-tenant Retail	Rowlett	TX	2/16/2017	—	(7)	6,285	20,700	—	674	27,659	3,006
San Pedro Crossing	(8)	Multi-tenant Retail	San Antonio	TX	2/16/2017	—	(4)	10,118	38,655	—	5,635	54,408	6,043
Prairie Towne Center	(8)	Multi-tenant Retail	Schaumburg	IL	2/16/2017	—	(7)	11,070	19,528	—	6,209	36,807	6,435
Shops at Shelby Crossing	(8)	Multi-tenant Retail	Sebring	FL	2/16/2017	—		4,478	32,316	—	3,598	40,392	5,382
Stirling Slidell Centre	(8)	Multi-tenant Retail	Slidell	LA	2/16/2017	—	—	3,495	18,113	(342)	(8,468)	12,798	375
The Shops at West End	(8)	Multi-tenant Retail	St. Louis Park	MN	2/16/2017	—	(7)	12,831	107,807	—	1,264	121,902	13,888
Bison Hollow	(8)	Multi-tenant Retail	Traverse City	MI	2/16/2017	—	(7)	4,346	15,944	—	—	20,290	2,168
Southroads Shopping Center	(8)	Multi-tenant Retail	Tulsa	OK	2/16/2017	—	(7)	6,663	60,721	31	1,478	68,893	9,585
The Streets of West Chester	(8)	Multi-tenant Retail	West Chester	OH	2/16/2017	—	(7)	11,313	34,305	517	363	46,498	4,964
Shoppes of West Melbourne	(8)	Multi-tenant Retail	West Melbourne	FL	2/16/2017	—	(4)	4,258	19,138	—	865	24,261	2,854
Shoppes at Wyomissing	(8)	Multi-tenant Retail	Wyomissing	PA	2/16/2017	—	(7)	4,108	32,446	—	83	36,637	4,522
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017	—	(5)	233	1,044	—	—	1,277	160
Dollar General XXIII		Retail	Farmington	NY	3/31/2017	—	(5)	374	1,037	—	—	1,411	161
Dollar General XXIII		Retail	Geddes	NY	3/31/2017	—	(5)	191	1,018	—	—	1,209	159
Dollar General XXIII		Retail	Otego	NY	3/31/2017	—	(5)	285	1,070	—	—	1,355	167
Dollar General XXIII		Retail	Parish	NY	3/31/2017	—	(5)	164	1,071	—	—	1,235	172
Dollar General XXIII		Retail	Utica	NY	3/31/2017	—	(5)	301	1,034	—	—	1,335	170
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017	—	(5)	119	1,663	—	—	1,782	231
Bob Evans I		Retail	Ashland	KY	4/28/2017	—	(3)	446	1,771	—	—	2,217	236
Bob Evans I		Retail	Bloomington	IN	4/28/2017	—	(3)	405	1,351	—	—	1,756	183
Bob Evans I		Retail	Bucyrus	OH	4/28/2017	—	(3)	224	1,450	—	—	1,674	203
Bob Evans I		Retail	Columbia City	IN	4/28/2017	—	(3)	333	594	—	—	927	101
Bob Evans I		Retail	Coshocton	OH	4/28/2017	—	(3)	386	1,326	—	—	1,712	206
Bob Evans I		Retail	Dublin	OH	4/28/2017	—	(3)	701	645	—	—	1,346	112

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Bob Evans I	Retail	Elyria	OH	4/28/2017	—	(3)	540	1,003	—	—	1,543	157
Bob Evans I	Retail	Franklin	OH	4/28/2017	—	(3)	620	1,581	—	—	2,201	227
Bob Evans I	Retail	Kettering	OH	4/28/2017	—	(3)	264	1,493	—	—	1,757	214
Bob Evans I	Retail	Lansing	MI	4/28/2017	—	(3)	817	1,093	—	—	1,910	183
Bob Evans I	Retail	Lebanon	OH	4/28/2017	—	(3)	628	1,328	—	—	1,956	205
Bob Evans I	Retail	Lewes	DE	4/28/2017	—	(3)	660	1,016	—	—	1,676	155
Bob Evans I	Retail	Marietta	OH	4/28/2017	—	(3)	631	1,890	—	—	2,521	265
Bob Evans I	Retail	Miamisburg	OH	4/28/2017	—	(3)	339	1,791	—	—	2,130	248
Bob Evans I	Retail	Paducah	KY	4/28/2017	—	(3)	296	697	—	—	993	115
Bob Evans I	Retail	Plymouth	IN	4/28/2017	—	(3)	172	1,023	—	—	1,195	149
Bob Evans I	Retail	Roseville	MI	4/28/2017	—	(3)	861	854	—	—	1,715	151
Bob Evans I	Retail	Steubenville	OH	4/28/2017	—	(3)	641	1,638	—	—	2,279	260
Bob Evans I	Retail	Streetsboro	OH	4/28/2017	—	(3)	1,078	780	—	—	1,858	135
Bob Evans I	Retail	Taylor	MI	4/28/2017	—	(3)	542	1,210	—	—	1,752	185
Bob Evans I	Retail	Uniontown	PA	4/28/2017	—	(3)	494	1,104	—	—	1,598	183
Bob Evans I	Retail	Weirton	WV	4/28/2017	—	(3)	305	900	—	—	1,205	157
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017	—	(5)	587	3,415	—	—	4,002	571
Chili's II	Retail	McHenry	IL	5/10/2017	—	(5)	973	2,557	—	—	3,530	350
Dollar General XXIII	Retail	Kingston	NY	5/10/2017	—	(5)	432	1,027	—	—	1,459	165
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017	—	(5)	358	1,043	—	—	1,401	153
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017	—	(5)	1,808	841	—	—	2,649	124
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/8/2017	—	(5)	307	1,973	—	—	2,280	275
Bridgestone HOSEpower I	Distribution	Elko	NV	6/8/2017	—	(5)	358	1,642	—	—	2,000	247
Dollar General XXIII	Retail	Kerhonkson	NY	6/16/2017	—	(5)	247	953	—	—	1,200	144
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017	—	(5)	236	1,762	—	—	1,998	235
FedEx Ground X	Distribution	Rolla	MO	7/14/2017	—	(5)	469	9,653	—	—	10,122	1,552
Chili's III	Retail	Machesney Park	IL	8/9/2017	—	(5)	1,254	2,922	—	—	4,176	383
FedEx Ground XI	Distribution	Casper	WY	9/15/2017	—	(5)	386	3,469	—	—	3,855	454
Hardee's I	Retail	Ashland	AL	9/26/2017	—	—	170	827	—	—	997	116
Hardee's I	Retail	Jasper	AL	9/26/2017	—	—	171	527	—	—	698	74
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017	—	(5)	194	1,110	—	—	1,304	135
Tractor Supply IV	Retail	Hazen	ND	10/30/2017	—	(5)	242	1,290	—	—	1,532	171
Circle K II	Retail	Harlingen	TX	11/2/2017	—	(6)	575	945	—	—	1,520	123
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	734	1,294	—	—	2,028	166
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	675	1,250	—	—	1,925	182
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	226	443	—	—	669	58
Circle K II	Retail	Rio Grande	TX	11/2/2017	—	(6)	625	1,257	—	—	1,882	162
Circle K II	Retail	Weslaco	TX	11/2/2017	—	(6)	547	1,183	—	—	1,730	156
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017	—	(6)	397	621	—	—	1,018	84
Sonic Drive In II	Retail	Collins	MS	11/3/2017	—	(6)	272	992	—	—	1,264	133
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017	—	(6)	251	1,114	—	—	1,365	135
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	100	930	—	—	1,030	130

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	199	660	—	—	859	81
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	232	746	—	—	978	102
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017	—	(6)	351	788	—	—	1,139	110
Sonic Drive In II	Retail	Lithia	FL	11/3/2017	—	(6)	352	478	—	—	830	74
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017	—	(6)	210	840	—	—	1,050	117
Sonic Drive In II	Retail	Magee	MS	11/3/2017	—	(6)	300	740	—	—	1,040	105
Sonic Drive In II	Retail	Petal	MS	11/3/2017	—	(6)	100	1,053	—	—	1,153	129
Sonic Drive In II	Retail	Plant City	FL	11/3/2017	—	(6)	250	525	—	—	775	88
Sonic Drive In II	Retail	Purvis	MS	11/3/2017	—	(6)	129	896	—	—	1,025	111
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(6)	267	502	—	—	769	75
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(6)	392	679	—	—	1,071	93
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017	—	(6)	191	1,197	—	—	1,388	158
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017	—	(6)	191	346	—	—	537	52
Sonic Drive In II	Retail	Waveland	MS	11/3/2017	—	(6)	322	594	—	—	916	85
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017	—	(6)	188	517	—	—	705	73
Sonic Drive In II	Retail	Woodville	MS	11/3/2017	—	(6)	160	1,179	—	—	1,339	142
Bridgestone HOSEpower III	Distribution	Sulphur	LA	12/20/2017	—	(5)	882	2,176	—	—	3,058	261
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	521	1,561	—	—	2,082	189
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	717	1,510	—	—	2,227	192
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	491	2,281	—	—	2,772	264
Mountain Express I	Retail	Baldwin	GA	1/25/2018	—	(6)	861	690	—	—	1,551	94
Mountain Express I	Retail	Buford	GA	1/25/2018	—	(6)	883	1,130	—	—	2,013	160
Mountain Express I	Retail	Canton	GA	1/25/2018	—	(6)	348	1,463	—	—	1,811	207
Mountain Express I	Retail	Chatsworth	GA	1/25/2018	—	(6)	673	1,108	—	—	1,781	153
Mountain Express I	Retail	Douglasville	GA	1/25/2018	—	(6)	958	808	—	—	1,766	102
Mountain Express I	Retail	Jasper	GA	1/25/2018	—	(6)	1,167	823	—	—	1,990	108
Mountain Express I	Retail	Summerville	GA	1/25/2018	—	(6)	270	1,019	—	—	1,289	126
Mountain Express I	Retail	Trion	GA	1/25/2018	—	(6)	379	1,077	—	—	1,456	158
Mountain Express I	Retail	Woodstock	GA	1/25/2018	—	(6)	578	804	—	—	1,382	106
Kum & Go I	Retail	Omaha	NE	2/27/2018	—	(7)	1,391	1,350	—	—	2,741	240
DaVita I	Retail	Bolivar	TN	2/28/2018	—	(6)	101	623	—	—	724	71
DaVita I	Retail	Brownviille	TN	2/28/2018	—	(6)	61	1,166	—	—	1,227	125
White Oak I	Retail	Casey	IA	3/9/2018	—	(7)	512	164	—	17	693	23
White Oak I	Retail	Hospers	IA	3/9/2018	—	(7)	674	236	—	17	927	33
White Oak I	Retail	Jefferson	IA	3/9/2018	—	—	662	484	—	17	1,163	62
White Oak I	Retail	Muscatine	IA	3/9/2018	—	—	1,142	671	—	17	1,830	86
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	347	199	—	17	563	28

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
White Oak I	Retail	Nevada	IA	3/9/2018	—	—	928	377	—	17	1,322	52
White Oak I	Retail	Omaha	NE	3/9/2018	—	(7)	867	273	—	17	1,157	42
White Oak I	Retail	Omaha	NE	3/9/2018	—	(7)	885	649	—	17	1,551	78
White Oak I	Retail	Wapello	IA	3/9/2018	—	—	708	627	—	17	1,352	79
Mountain Express II	Retail	Arley	AL	6/14/2018	—	(6)	590	428	—	—	1,018	57
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(6)	669	978	—	—	1,647	111
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(6)	794	858	—	—	1,652	103
Mountain Express II	Retail	Eva	AL	6/14/2018	—	(6)	782	258	—	—	1,040	36
Mountain Express II	Retail	Good Hope	AL	6/14/2018	—	(6)	1,080	685	—	—	1,765	95
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	1,470	659	—	—	2,129	77
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	2,468	710	—	—	3,178	83
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	1,882	316	—	—	2,198	40
Mountain Express II	Retail	Oneonta	AL	6/14/2018	—	(6)	1,057	532	—	—	1,589	58
Mountain Express II	Retail	Owens Cross	AL	6/14/2018	—	(6)	578	1,386	—	—	1,964	146
Mountain Express II	Retail	Pine Campbell	AL	6/14/2018	—	(6)	819	219	—	—	1,038	28
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(6)	840	566	—	—	1,406	61
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(6)	254	393	—	—	647	42
Mountain Express II	Retail	Russellville	AL	6/14/2018	—	(6)	594	378	—	—	972	44
Mountain Express II	Retail	Vina	AL	6/14/2018	—	—	549	300	—	—	849	33
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(6)	674	1,827	—	—	2,501	176
Dialysis I	Retail	Michigan City	IN	7/20/2018	—	(1)	360	1,726	—	—	2,086	200
Dialysis I	Retail	Auburn	ME	7/20/2018	—	(6)	78	2,766	—	—	2,844	257
Dialysis I	Retail	Benton Harbor	MI	7/20/2018	—	(6)	241	1,687	—	—	1,928	180
Dialysis I	Retail	East Knoxville	TN	7/20/2018	—	(6)	497	1,429	—	—	1,926	149
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(6)	612	412	—	—	1,024	44
Dialysis I	Retail	Sikeston	MO	7/20/2018	—	(6)	221	1,762	—	—	1,983	186
Children of America I	Office	New Britian	PA	8/13/2018	—	—	224	3,319	—	—	3,543	314
Children of America I	Office	Warminster	PA	8/13/2018	—	—	284	3,225	—	—	3,509	304
Burger King II	Retail	Pineville	LA	8/20/2018	—	(6)	462	1,136	—	—	1,598	121
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(7)	111	628	—	17	756	73
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(7)	122	566	—	17	705	61
White Oak II	Retail	Glenwood	IA	8/27/2018	—	—	20	351	—	17	388	33
White Oak II	Retail	Missouri Valley	IA	8/27/2018	—	—	40	388	—	17	445	42
White Oak II	Retail	Red Oak	IA	8/27/2018	—	—	30	543	—	17	590	56
White Oak II	Retail	Sioux Center	IA	8/27/2018	—	(7)	20	358	—	17	395	35
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	70	339	—	17	426	35
White Oak II	Retail	Sioux City	IA	8/27/2018	—	(7)	81	396	—	17	494	38

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
White Oak II	Retail	Sioux City	IA	8/27/2018	—	—	101	519	—	27	647	61
Bob Evans II	Retail	Aurora	IN	8/31/2018	—	(6)	237	1,675	—	—	1,912	174
Bob Evans II	Retail	Barboursville	WV	8/31/2018	—	(6)	987	807	—	—	1,794	79
Bob Evans II	Retail	Bay City	MI	8/31/2018	—	(6)	796	313	—	—	1,109	37
Bob Evans II	Retail	Bluefield	VA	8/31/2018	—	(6)	440	1,454	—	—	1,894	140
Bob Evans II	Retail	Bridgeport	OH	8/31/2018	—	(6)	335	1,301	—	—	1,636	125
Bob Evans II	Retail	Bridgeport	WV	8/31/2018	—	(6)	481	1,819	—	—	2,300	179
Bob Evans II	Retail	Burbank	OH	8/31/2018	—	(6)	172	1,804	—	—	1,976	194
Bob Evans II	Retail	Cadillac	MI	8/31/2018	—	(6)	345	1,447	—	—	1,792	147
Bob Evans II	Retail	Circleville	OH	8/31/2018	—	(6)	911	1,686	—	—	2,597	177
Bob Evans II	Retail	Columbus	OH	8/31/2018	—	(6)	615	1,252	—	—	1,867	131
Bob Evans II	Retail	E Liverpool	OH	8/31/2018	—	(6)	399	1,533	—	—	1,932	160
Bob Evans II	Retail	Greenville	OH	8/31/2018	—	(6)	460	1,900	—	—	2,360	178
Bob Evans II	Retail	Hamilton	OH	8/31/2018	—	(6)	441	1,344	—	—	1,785	143
Bob Evans II	Retail	Huntington	WV	8/31/2018	—	(6)	255	1,563	—	—	1,818	146
Bob Evans II	Retail	Jackson	OH	8/31/2018	—	(6)	596	1,487	—	—	2,083	156
Bob Evans II	Retail	Jeffersonville	OH	8/31/2018	—	(6)	193	1,508	—	—	1,701	179
Bob Evans II	Retail	Lavale	MD	8/31/2018	—	(6)	527	2,536	—	—	3,063	240
Bob Evans II	Retail	Mt. Pleasant	MI	8/31/2018	—	(6)	559	1,149	—	—	1,708	136
Bob Evans II	Retail	New Martinsville	WV	8/31/2018	—	(6)	703	1,206	—	—	1,909	124
Bob Evans II	Retail	Norwalk	OH	8/31/2018	—	(6)	123	2,559	—	—	2,682	256
Bob Evans II	Retail	South Point	OH	8/31/2018	—	(6)	420	1,436	—	—	1,856	154
Bob Evans II	Retail	White Hall	WV	8/31/2018	—	(6)	347	1,185	—	—	1,532	115
Taco John's	Retail	Chanute	KS	9/14/2018	—	(6)	81	642	—	—	723	65
Taco John's	Retail	Mountain Home	ID	9/14/2018	—	(6)	81	561	—	—	642	57
Mountain Express III	Retail	Canton	GA	9/19/2018	—	(6)	703	1,719	—	—	2,422	180
Mountain Express III	Retail	Clinton	SC	9/19/2018	—	(6)	581	1,113	—	—	1,694	104
Mountain Express III	Retail	Cornelia	GA	9/19/2018	—	(6)	363	778	—	—	1,141	86
Mountain Express III	Retail	Cumming	GA	9/19/2018	—	(6)	161	1,403	—	—	1,564	139
Mountain Express III	Retail	Ellijay	GA	9/19/2018	—	(6)	517	1,803	—	—	2,320	191
Mountain Express III	Retail	Hogansville	GA	9/19/2018	—	(6)	141	1,068	—	—	1,209	133
Mountain Express III	Retail	Homer	GA	9/19/2018	—	(6)	221	991	—	—	1,212	105
Mountain Express III	Retail	McCaysville	GA	9/19/2018	—	(6)	371	720	—	—	1,091	69

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Mountain Express III	Retail	Nettleton	MS	9/19/2018	—	(6)	212	660	—	—	872	66
Mountain Express III	Retail	Riverdale	GA	9/19/2018	—	(6)	1,001	1,920	—	—	2,921	198
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(6)	315	708	—	—	1,023	75
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(6)	262	908	—	—	1,170	96
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(6)	913	1,628	—	—	2,541	181
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(6)	2,202	1,234	—	—	3,436	134
Taco John's	Retail	Carroll	IA	9/21/2018	—	(6)	171	541	—	—	712	58
Taco John's	Retail	Cherokee	IA	9/21/2018	—	(6)	131	347	—	—	478	36
Taco John's	Retail	Independence	MO	9/28/2018	—	(6)	242	822	—	—	1,064	89
Taco John's	Retail	North Manakato	MN	9/28/2018	—	(6)	213	334	—	—	547	45
Taco John's	Retail	St. Peter	MN	9/28/2018	—	(6)	112	559	—	—	671	55
White Oak III	Retail	Bonham	TX	10/5/2018	—	(6)	734	1,952	—	—	2,686	211
DaVita II	Retail	Houston	TX	10/26/2018	—	(6)	246	1,982	—	—	2,228	191
Pizza Hut I	Retail	Charlotte	NC	10/29/2018	—	(6)	236	916	—	—	1,152	97
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(6)	305	922	—	—	1,227	92
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(6)	187	464	—	—	651	48
Pizza Hut I	Retail	Gastonia	NC	10/29/2018	—	(6)	208	1,128	—	—	1,336	111
Pizza Hut I	Retail	Midland	TX	10/29/2018	—	(6)	207	662	—	—	869	62
Pizza Hut I	Retail	New Lexington	OH	10/29/2018	—	(6)	69	658	—	—	727	68
Pizza Hut I	Retail	Newton	NC	10/29/2018	—	(6)	79	755	—	—	834	71
Pizza Hut I	Retail	Westerville	OH	10/29/2018	—	(6)	167	830	—	—	997	85
Pizza Hut I	Retail	Zaneville	OH	10/29/2018	—	(6)	99	745	—	—	844	71
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(6)	236	1,022	—	—	1,258	102
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(6)	88	684	—	—	772	77
Little Caesars I	Retail	Durand	MI	12/21/2018	—	(6)	39	401	—	—	440	40
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	30	553	—	—	583	54
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	39	632	—	—	671	57
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	10	543	—	—	553	44
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	49	577	—	—	626	59
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	108	569	—	—	677	56
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	16	653	—	—	669	56
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	30	781	—	—	811	67
Little Caesars I	Retail	Swartz Creek	MI	12/21/2018	—	(6)	79	492	—	—	571	52
Tractor Supply V	Retail	Americus	GA	12/27/2018	—	(6)	329	2,522	—	—	2,851	240
Tractor Supply V	Retail	Cadiz	OH	12/27/2018	—	(6)	179	2,546	—	—	2,725	252
Tractor Supply V	Retail	Catalina	AZ	12/27/2018	—	(6)	953	3,061	—	—	4,014	296

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Tractor Supply V	Retail	Sorocco	NM	12/27/2018	—	(6)	413	2,602	—	—	3,015	249
Caliber Collision I	Retail	Fayetteville	NC	12/28/2018	—	(1)	372	1,269	—	—	1,641	107
Caliber Collision I	Retail	Lutz	FL	12/28/2018	—	(1)	1,745	2,696	—	—	4,441	261
Caliber Collision I	Retail	Nolansville	TX	12/28/2018	—	(1)	360	973	—	—	1,333	91
Fresenius III	Retail	Cumming	GA	1/2/2019	—	(6)	141	1,206	—	—	1,347	107
Fresenius III	Retail	Enterprise	AL	1/2/2019	—	(6)	523	2,854	—	—	3,377	268
Fresenius III	Retail	Gulf Breeze	FL	1/2/2019	—	(6)	306	2,399	—	—	2,705	211
Fresenius III	Retail	Monroeville	AL	1/2/2019	—	(6)	219	1,330	—	31	1,580	133
Fresenius III	Retail	Pendleton	SC	1/2/2019	—	(6)	151	1,248	—	—	1,399	111
Fresenius III	Retail	Thomasville	AL	1/2/2019	—	(6)	482	1,045	—	—	1,527	105
Pizza Hut II	Retail	Afton	WY	1/28/2019	—	(6)	50	870	—	—	920	74
Pizza Hut II	Retail	Alva	OK	1/28/2019	—	(6)	191	1,129	—	—	1,320	102
Pizza Hut II	Retail	Buffalo	WY	1/28/2019	—	(6)	162	588	—	—	750	60
Pizza Hut II	Retail	Canadian	TX	1/28/2019	—	(6)	139	729	—	—	868	65
Pizza Hut II	Retail	Cherokee	OK	1/28/2019	—	(6)	101	474	—	—	575	47
Pizza Hut II	Retail	Cut Bank	MT	1/28/2019	—	(6)	131	808	—	—	939	72
Pizza Hut II	Retail	Dillion	MT	1/28/2019	—	(6)	71	760	—	—	831	65
Pizza Hut II	Retail	Douglas	WY	1/28/2019	—	(6)	322	1,085	—	—	1,407	99
Pizza Hut II	Retail	Elkhart	KS	1/28/2019	—	(6)	179	611	—	—	790	58
Pizza Hut II	Retail	Fairview	OK	1/28/2019	—	(6)	120	789	—	—	909	73
Pizza Hut II	Retail	Havre	MT	1/28/2019	—	(6)	175	2,061	—	—	2,236	171
Pizza Hut II	Retail	Helena	MT	1/28/2019	—	(6)	132	887	—	—	1,019	77
Pizza Hut II	Retail	Hennessey	OK	1/28/2019	—	(6)	81	743	—	—	824	62
Pizza Hut II	Retail	Hugoton	KS	1/28/2019	—	(6)	112	948	—	—	1,060	78
Pizza Hut II	Retail	Larned	KS	1/28/2019	—	(6)	159	633	—	—	792	67
Pizza Hut II	Retail	Lewistown	MT	1/28/2019	—	(6)	131	793	—	—	924	69
Pizza Hut II	Retail	Libby	MT	1/28/2019	—	(6)	50	1,011	—	—	1,061	87
Pizza Hut II	Retail	Liberal	KS	1/28/2019	—	(6)	20	956	—	—	976	71
Pizza Hut II	Retail	Meade	KS	1/28/2019	—	(6)	121	637	—	—	758	56
Pizza Hut II	Retail	Newcastle	WY	1/28/2019	—	(6)	71	735	—	—	806	61
Pizza Hut II	Retail	Polson	MT	1/28/2019	—	(6)	151	1,090	—	—	1,241	94
Pizza Hut II	Retail	Roosevelt	UT	1/28/2019	—	(6)	220	960	—	—	1,180	85
Pizza Hut II	Retail	Shattuck	OK	1/28/2019	—	(6)	100	531	—	—	631	51
Pizza Hut II	Retail	Shelby	MT	1/28/2019	—	(6)	150	502	—	—	652	52
Pizza Hut II	Retail	Spearman	TX	1/28/2019	—	(6)	230	869	—	—	1,099	84
Pizza Hut II	Retail	Thermpolis	WY	1/28/2019	—	(6)	70	863	—	—	933	76
Pizza Hut II	Retail	Ulyses	KS	1/28/2019	—	(6)	121	1,108	—	—	1,229	98

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Pizza Hut II	Retail	Vernal	UT	1/28/2019	—	(6)	211	733	—	—	944	67
Pizza Hut II	Retail	Watonga	OK	1/28/2019	—	(6)	70	939	—	—	1,009	81
Pizza Hut II	Retail	Wheatland	WY	1/28/2019	—	(6)	153	825	—	—	978	74
Mountain Express IV	Retail	Cabot	AR	2/25/2019	—	(6)	206	816	—	—	1,022	94
Mountain Express IV	Retail	Corning	AR	2/25/2019	—	(6)	283	865	—	—	1,148	64
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	371	1,180	—	—	1,551	116
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	217	668	—	—	885	61
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	1,258	1,475	—	—	2,733	156
Mountain Express IV	Retail	Fordyce	AR	2/25/2019	—	(6)	548	1,530	—	—	2,078	116
Mountain Express IV	Retail	Hope	AR	2/25/2019	—	(6)	705	783	—	—	1,488	59
Mountain Express IV	Retail	Searcy	AR	2/25/2019	—	(6)	1,007	787	—	—	1,794	60
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	436	1,695	—	—	2,131	141
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	337	1,715	—	—	2,052	155
Mountain Express V	Retail	Canton	GA	2/28/2019	—	(1)	198	1,821	—	—	2,019	144
Mountain Express V	Retail	Conyers	GA	2/28/2019	—	(1)	199	2,220	—	—	2,419	195
Mountain Express V	Retail	Dahlonega	GA	2/28/2019	—	(1)	687	942	—	—	1,629	80
Mountain Express V	Retail	Elberton	GA	2/28/2019	—	(1)	268	1,760	—	—	2,028	170
Mountain Express V	Retail	Forest Park	GA	2/28/2019	—	(1)	983	1,118	—	—	2,101	91
Mountain Express V	Retail	Jonesboro	GA	2/28/2019	—	(1)	456	1,960	—	—	2,416	163
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	776	1,282	—	—	2,058	112
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	905	1,267	—	—	2,172	110
Mountain Express V	Retail	Loganville	GA	2/28/2019	—	(1)	258	2,102	—	—	2,360	177
Mountain Express V	Retail	Macon	GA	2/28/2019	—	(1)	543	908	—	—	1,451	80
Mountain Express V	Retail	Stockbridge	GA	2/28/2019	—	(1)	129	1,938	—	—	2,067	155
Fresenius IV	Retail	Alexandria	LA	3/21/2019	—	(6)	342	2,505	—	—	2,847	190
Mountain Express V	Retail	Forest Park	GA	3/22/2019	—	(1)	1,473	720	—	—	2,193	69
Tractor Supply V	Retail	New Cordell	OK	3/27/2019	—	(6)	332	2,246	—	—	2,578	211
Mountain Express V	Retail	Macon	GA	3/29/2019	—	(1)	1,085	872	—	—	1,957	79
Mountain Express V	Retail	Norcross	GA	3/29/2019	—	(1)	710	2,722	—	—	3,432	225
Mountain Express V	Retail	Snellville	GA	3/29/2019	—	(1)	548	688	—	—	1,236	60
Mountain Express V	Retail	Covington	GA	4/4/2019	—	(1)	119	2,325	—	—	2,444	177
IMTAA	Retail	Baton Rouge	LA	5/16/2019	—	(1)	255	1,772	—	—	2,027	145
IMTAA	Retail	Bridge City	TX	5/16/2019	—	(1)	196	1,975	—	—	2,171	168
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	367	1,622	—	—	1,989	143
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	246	1,622	—	—	1,868	133
IMTAA	Retail	Kenner	LA	5/16/2019	—	(1)	469	1,409	—	—	1,878	115
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	534	1,411	—	—	1,945	123

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	349	1,525	—	—	1,874	141
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	508	1,246	—	—	1,754	105
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	472	1,523	—	—	1,995	120
IMTAA	Retail	Orange	TX	5/16/2019	—	(1)	214	1,867	—	—	2,081	165
IMTAA	Retail	St. Rose	LA	5/16/2019	—	(1)	287	1,214	—	—	1,501	104
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	382	1,044	—	—	1,426	89
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	255	1,040	—	—	1,295	77
Pizza Hut III	Retail	Colorado Springs	CO	5/31/2019	—	(1)	252	961	—	—	1,213	72
Pizza Hut III	Retail	Dodge City	KS	5/31/2019	—	(1)	166	1,163	—	—	1,329	93
Pizza Hut III	Retail	Garden City	KS	5/31/2019	—	(1)	197	680	—	—	877	53
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	262	633	—	—	895	49
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	265	598	—	—	863	52
Pizza Hut III	Retail	Guymon	OK	5/31/2019	—	(1)	155	1,208	—	—	1,363	88
Pizza Hut III	Retail	Kalispell	MT	5/31/2019	—	(1)	735	1,139	—	—	1,874	101
Pizza Hut III	Retail	Missoula	MT	5/31/2019	—	(1)	653	595	—	—	1,248	50
Pizza Hut III	Retail	Perryton	TX	5/31/2019	—	(1)	309	1,429	—	—	1,738	108
Pizza Hut III	Retail	Sterling	CO	5/31/2019	—	(1)	150	968	—	—	1,118	73
Fresenius V	Retail	Brookhaven	MS	6/4/2019	—	(1)	581	1,548	—	25	2,154	128
Fresenius V	Retail	Centreville	MS	6/4/2019	—	(1)	236	732	—	—	968	61
Fresenius VI	Retail	Chicago	IL	6/17/2019	—	(1)	313	1,110	—	—	1,423	80
Mountain Express VI	Retail	Smackover	AR	6/26/2019	—	(1)	1,519	841	—	—	2,360	74
Pizza Hut III	Retail	Woodward	OK	6/27/2019	—	(1)	525	1,644	—	—	2,169	122
Fresenius VII	Retail	Athens	TX	6/28/2019	—	(1)	907	4,515	—	—	5,422	329
Fresenius VII	Retail	Idabel	OK	6/28/2019	—	(1)	298	2,319	—	—	2,617	174
Fresenius VII	Retail	Tyler	TX	6/28/2019	—	(1)	314	1,677	—	—	1,991	130
Caliber Collision II	Retail	Pueblo	CO	8/5/2019	—	(1)	866	1,807	—	—	2,673	135
Dollar General XXV	Retail	Brownsville	KY	9/5/2019	—	(1)	170	915	—	—	1,085	73
Dollar General XXV	Retail	Custer	KY	9/5/2019	—	(1)	138	675	—	—	813	55
Dollar General XXV	Retail	Elkton	KY	9/5/2019	—	(1)	89	731	—	—	820	57
Dollar General XXV	Retail	Falls of Rough	KY	9/5/2019	—	(1)	141	692	—	—	833	50
Dollar General XXV	Retail	Sedalia	KY	9/5/2019	—	(1)	177	678	—	—	855	56
Dollar General XXIV	Retail	Clarksville	IA	9/6/2019	—	(1)	80	1,023	—	—	1,103	68
Dollar General XXIV	Retail	Lincoln	MI	9/6/2019	—	(1)	90	1,006	—	—	1,096	91
Dollar General XXIV	Retail	Tabor	IA	9/6/2019	—	(6)	101	907	—	—	1,008	90
Mister Carwash I	Retail	Athens	GA	9/12/2019	—	(6)	1,892	2,350	—	—	4,242	230
Mister Carwash I	Retail	Cumming	GA	9/12/2019	—	(6)	1,363	2,730	—	—	4,093	249
Mister Carwash I	Retail	Monroe	GA	9/12/2019	—	(6)	1,376	2,120	—	—	3,496	210
Dollar General XXIV	Retail	Assumption	IL	9/20/2019	—	(6)	111	885	—	—	996	76
Dollar General XXIV	Retail	Curtis	MI	9/20/2019	—	(1)	100	986	—	—	1,086	85
Dollar General XXIV	Retail	Harrisville	MI	9/20/2019	—	(6)	209	964	—	—	1,173	91
Dollar General XXIV	Retail	Mora	MN	9/20/2019	—	(6)	192	976	—	—	1,168	77

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Dollar General XXIV	Retail	Washburn	IL	9/20/2019	—	(6)	140	868	—	—	1,008	68
Checkers I	Retail	Dublin	GA	9/25/2019	—	(1)	161	746	—	—	907	62
DaVita III	Retail	El Paso	TX	9/27/2019	—	(1)	331	2,954	—	—	3,285	195
Dialysis II	Retail	Baltimore	MD	9/30/2019	—	(1)	860	614	—	—	1,474	49
Dialysis II	Retail	Brunswick	OH	9/30/2019	—	(1)	429	2,327	—	—	2,756	166
Dialysis II	Retail	Burgaw	NC	9/30/2019	—	(1)	60	1,410	—	—	1,470	96
Dialysis II	Retail	Detroit	MI	9/30/2019	—	(1)	283	1,964	—	—	2,247	141
Dialysis II	Retail	Elizabethtown	NC	9/30/2019	—	(1)	40	2,327	—	—	2,367	146
Dialysis II	Retail	Goose Creek	SC	9/30/2019	—	(1)	328	1,651	—	—	1,979	106
Dialysis II	Retail	Greenville	SC	9/30/2019	—	(1)	1,132	1,083	—	—	2,215	90
Dialysis II	Retail	Jackson	TN	9/30/2019	—	(1)	256	1,329	—	—	1,585	111
Dialysis II	Retail	Kyle	TX	9/30/2019	—	(1)	416	2,228	—	—	2,644	158
Dialysis II	Retail	Las Vegas	NV	9/30/2019	—	(1)	883	3,869	—	—	4,752	255
Dialysis II	Retail	Lexington	TN	9/30/2019	—	(1)	111	1,128	—	—	1,239	88
Dialysis II	Retail	Merrillville	IN	9/30/2019	—	(1)	639	1,128	—	—	1,767	81
Dialysis II	Retail	New Orleans	LA	9/30/2019	—	(1)	559	1,305	—	80	1,944	97
Dialysis II	Retail	North Charleston	SC	9/30/2019	—	(1)	424	1,564	—	—	1,988	104
Dialysis II	Retail	Parma	OH	9/30/2019	—	(1)	208	1,271	—	7	1,486	82
Dialysis II	Retail	Rocky River	OH	9/30/2019	—	(1)	327	1,782	—	—	2,109	111
Dialysis II	Retail	Seguin	TX	9/30/2019	—	(1)	91	1,889	—	—	1,980	127
Dialysis II	Retail	Shallotte	NC	9/30/2019	—	(1)	174	1,308	—	—	1,482	86
Dialysis II	Retail	Spartanburg	SC	9/30/2019	—	(1)	188	1,133	—	—	1,321	85
Dialysis II	Retail	Albuquerque	NM	9/30/2019	—	(1)	214	3,136	—	1,676	5,026	289
Dialysis II	Retail	Anchorage	AK	9/30/2019	—	(1)	1,315	4,108	—	—	5,423	283
Dialysis II	Retail	Anniston	AL	9/30/2019	—	(1)	322	3,782	—	—	4,104	237
Dialysis II	Retail	Augusta	GA	9/30/2019	—	(1)	364	1,803	—	—	2,167	122
Dialysis II	Retail	Belleville	IL	9/30/2019	—	(1)	129	2,271	—	—	2,400	147
Dialysis II	Retail	Berea	KY	9/30/2019	—	(1)	159	2,079	—	—	2,238	133
Dialysis II	Retail	Bowling Green	KY	9/30/2019	—	(1)	442	2,865	—	—	3,307	188
Dialysis II	Retail	Brunswick	GA	9/30/2019	—	(1)	376	1,734	—	—	2,110	112
Dialysis II	Retail	Charlotte	NC	9/30/2019	—	(1)	906	1,894	—	10	2,810	129
Dialysis II	Retail	Conway	NH	9/30/2019	—	(1)	70	1,370	—	—	1,440	108
Dialysis II	Retail	Diamondhead	MS	9/30/2019	—	(1)	91	2,693	—	13	2,797	175
Dialysis II	Retail	Durham	NC	9/30/2019	—	(1)	626	1,737	—	26	2,389	121

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Dialysis II	Retail	Etters	PA	9/30/2019	—	(1)	643	2,926	—	—	3,569	192
Dialysis II	Retail	Gary	IN	9/30/2019	—	(1)	241	2,023	—	—	2,264	128
Dialysis II	Retail	Hopkinsville	KY	9/30/2019	—	(1)	62	2,785	—	—	2,847	178
Dialysis II	Retail	Lexington	KY	9/30/2019	—	(1)	439	2,277	—	—	2,716	152
Dialysis II	Retail	Madisonville	KY	9/30/2019	—	(1)	134	1,257	—	—	1,391	83
Dialysis II	Retail	Mentor	OH	9/30/2019	—	(1)	102	1,921	—	—	2,023	139
Dialysis II	Retail	Monticello	KY	9/30/2019	—	(1)	235	2,119	—	—	2,354	142
Dialysis II	Retail	New Castle	PA	9/30/2019	—	(1)	153	1,135	—	—	1,288	76
Dialysis II	Retail	Palmdale	CA	9/30/2019	—	(1)	414	1,887	—	—	2,301	129
Dialysis II	Retail	Radcliff	KY	9/30/2019	—	(1)	262	2,391	—	—	2,653	156
Dialysis II	Retail	Richmond	VA	9/30/2019	—	(1)	283	2,111	—	276	2,670	136
Dialysis II	Retail	River Forest	IL	9/30/2019	—	(1)	527	3,646	—	26	4,199	219
Dialysis II	Retail	Roanoke	VA	9/30/2019	—	(1)	456	2,143	—	—	2,599	141
Dialysis II	Retail	Rocky Mount	NC	9/30/2019	—	(1)	143	3,515	—	—	3,658	254
Dialysis II	Retail	Salem	OH	9/30/2019	—	(1)	264	2,457	—	4	2,725	173
Dialysis II	Retail	Salem	VA	9/30/2019	—	(1)	326	2,083	—	17	2,426	127
Dialysis II	Retail	Sarasota	FL	9/30/2019	—	(1)	650	1,914	—	3	2,567	121
Dialysis II	Retail	Summerville	SC	9/30/2019	—	(1)	317	1,826	—	—	2,143	117
Dialysis II	Retail	Anderson	IN	9/30/2019	—	(1)	375	1,530	—	—	1,905	105
Dollar General XXIV	Retail	Potomac	IL	10/28/2019	—	(6)	153	858	—	—	1,011	76
Mister Carwash II	Retail	Canton	GA	11/7/2019	—	(6)	3,105	2,291	—	—	5,396	225
Mister Carwash II	Retail	Johns Creek	GA	11/7/2019	—	(6)	1,664	1,833	—	—	3,497	169
Advance Auto IV	Retail	Burlington	WI	12/11/2019	—	(1)	259	1,090	—	—	1,349	72
Advance Auto IV	Retail	Greenville	OH	12/11/2019	—	(1)	207	438	—	—	645	35
Advance Auto IV	Retail	Huntingdon	PA	12/11/2019	—	(1)	160	569	—	—	729	50
Advance Auto IV	Retail	Marshfield	WI	12/11/2019	—	(1)	244	1,013	—	—	1,257	65
Advance Auto IV	Retail	Piqua	OH	12/11/2019	—	(1)	130	575	—	—	705	47
Advance Auto IV	Retail	Selma	AL	12/11/2019	—	(1)	91	572	—	—	663	46
Advance Auto IV	Retail	Tomah	WI	12/11/2019	—	(1)	286	842	—	—	1,128	54
Advance Auto IV	Retail	Waynesboro	PA	12/11/2019	—	(1)	137	832	—	—	969	58
Advance Auto IV	Retail	Waynesburg	PA	12/11/2019	—	(1)	214	611	—	—	825	56
Advance Auto V	Retail	Cedar Grove	WV	12/13/2019	—	(1)	302	552	—	—	854	35
Advance Auto V	Retail	Danville	WV	12/13/2019	—	(1)	147	641	—	—	788	40
Advance Auto V	Retail	Greenup	KY	12/13/2019	—	(1)	263	408	—	—	671	32
Advance Auto V	Retail	Hamlin	WV	12/13/2019	—	(1)	162	670	—	—	832	45
Advance Auto V	Retail	Milton	WV	12/13/2019	—	(1)	315	678	—	—	993	45

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Advance Auto V	Retail	Moundsville	WV	12/13/2019	—	(1)	463	1,314	—	—	1,777	81
Advance Auto V	Retail	Point Pleasant	WV	12/13/2019	—	(1)	346	721	—	—	1,067	57
Advance Auto V	Retail	Sissonville	WV	12/13/2019	—	(1)	350	923	—	—	1,273	58
Advance Auto V	Retail	South Williamson	KY	12/13/2019	—	(1)	330	891	—	—	1,221	55
Advance Auto V	Retail	Wellsburg	WV	12/13/2019	—	(1)	235	442	—	—	677	32
Advance Auto V	Retail	West Charleston	WV	12/13/2019	—	(1)	224	873	—	—	1,097	55
Advance Auto IV	Retail	Indianapolis	IN	12/17/2019	—	(1)	215	543	—	—	758	38
Advance Auto IV	Retail	Menomonie	WI	12/17/2019	—	(1)	350	696	—	—	1,046	48
Advance Auto IV	Retail	Montgomery	AL	12/20/2019	—	(1)	92	710	—	4	806	46
Advance Auto IV	Retail	Springfield	OH	12/20/2019	—	(1)	91	607	—	—	698	40
Dollar General XXVI	Retail	Brooks	GA	12/20/2019	—	(6)	157	947	—	—	1,104	69
Dollar General XXVI	Retail	Daleville	AL	12/20/2019	—	(6)	81	817	—	—	898	48
Dollar General XXVI	Retail	East Brewton	AL	12/20/2019	—	(6)	133	831	—	—	964	48
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(6)	364	801	—	—	1,165	64
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(6)	431	850	—	—	1,281	66
Dollar General XXVI	Retail	Madisonville	TN	12/20/2019	—	(6)	468	833	—	—	1,301	49
Dollar General XXVI	Retail	Maryville	TN	12/20/2019	—	(6)	264	906	—	—	1,170	54
Dollar General XXVI	Retail	Mobile	AL	12/20/2019	—	(6)	130	982	—	—	1,112	56
Dollar General XXVI	Retail	Newport	TN	12/20/2019	—	(6)	255	836	—	—	1,091	49
Dollar General XXVI	Retail	Robertsdale	AL	12/20/2019	—	(6)	110	1,486	—	—	1,596	84
Dollar General XXVI	Retail	Valley	AL	12/20/2019	—	(6)	112	884	—	—	996	54
Dollar General XXVI	Retail	Wetumpka	AL	12/20/2019	—	(6)	263	1,038	—	—	1,301	62
Pizza Hut IV	Retail	Black Mountain	NC	12/31/2019	—	(6)	360	357	—	—	717	24
Pizza Hut IV	Retail	Canton	NC	12/31/2019	—	(6)	176	718	—	—	894	49
Pizza Hut IV	Retail	Creedmoor	NC	12/31/2019	—	(6)	225	672	—	—	897	46
Pizza Hut IV	Retail	Granite Falls	NC	12/31/2019	—	(6)	215	460	—	—	675	30
Pizza Hut IV	Retail	Harrisburg	IL	12/31/2019	—	(6)	97	440	—	—	537	34
Pizza Hut IV	Retail	Hendersonville	NC	12/31/2019	—	(6)	694	438	—	—	1,132	31
Pizza Hut IV	Retail	Jefferson	NC	12/31/2019	—	(6)	185	432	—	—	617	30
Pizza Hut IV	Retail	King	NC	12/31/2019	—	(6)	258	634	—	—	892	41
Pizza Hut IV	Retail	Mocksville	NC	12/31/2019	—	(6)	399	258	—	—	657	21
Pizza Hut IV	Retail	Mount Vernon	IL	12/31/2019	—	(6)	245	497	—	—	742	48
Pizza Hut IV	Retail	Pennington Gap	VA	12/31/2019	—	(6)	30	434	—	—	464	27
Pizza Hut IV	Retail	Pineville	KY	12/31/2019	—	(6)	137	337	—	—	474	29
Pizza Hut IV	Retail	Robinson	IL	12/31/2019	—	(6)	214	457	—	—	671	47
Pizza Hut IV	Retail	Yadkinville	NC	12/31/2019	—	(6)	143	446	—	—	589	28

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Advance Auto IV	Retail	Oconomowoc	WI	1/2/2020	—	(1)	344	949	—	—	1,293	57
IMTAA	Retail	Reserve	LA	1/31/2020	—	(1)	627	2,790	—	—	3,417	170
Pizza Hut IV	Retail	Clintwood	VA	3/4/2020	—	(6)	29	478	—	—	507	27
Pizza Hut IV	Retail	Sylva	NC	3/4/2020	—	(6)	289	374	—	—	663	20
DaVita III	Retail	Humble	TX	3/5/2020	—	(7)	313	2,025	—	—	2,338	111
American Car Center I	Retail	Birmingham	AL	3/10/2020	—	(6)	494	655	—	—	1,149	57
American Car Center I	Retail	Charleston	SC	3/10/2020	—	(6)	526	187	—	—	713	17
American Car Center I	Retail	Columbia	SC	3/10/2020	—	(6)	1,842	3,491	—	—	5,333	210
American Car Center I	Retail	Cordova	TN	3/10/2020	—	(6)	638	807	—	—	1,445	53
American Car Center I	Retail	Jackson	MS	3/10/2020	—	(6)	928	918	—	—	1,846	72
American Car Center I	Retail	Knoxville	TN	3/10/2020	—	(6)	488	527	—	—	1,015	36
American Car Center I	Retail	Lawrenceville	GA	3/10/2020	—	(6)	181	261	—	—	442	23
American Car Center I	Retail	Louisville	KY	3/10/2020	—	(6)	885	4,845	—	—	5,730	256
American Car Center I	Retail	Madison	TN	3/10/2020	—	(6)	419	317	—	—	736	29
American Car Center I	Retail	Marietta	GA	3/10/2020	—	(6)	777	1,166	—	—	1,943	63
American Car Center I	Retail	Pelham	AL	3/10/2020	—	(6)	1,298	1,410	—	—	2,708	89
American Car Center I	Retail	Pensacola	FL	3/10/2020	—	(6)	944	576	—	—	1,520	36
American Car Center I	Retail	Riverdale	GA	3/10/2020	—	(6)	484	722	—	—	1,206	53
American Car Center I	Retail	Seminole	FL	3/10/2020	—	(6)	1,513	3,796	—	—	5,309	269
American Car Center I	Retail	Springdale	AR	3/10/2020	—	(6)	195	843	—	—	1,038	65
American Car Center I	Retail	Tupelo	MS	3/10/2020	—	(6)	2,108	3,259	—	—	5,367	211
BJ's	Retail	Middleburg Height	OH	3/27/2020	—	(6)	2,121	6,781	—	—	8,902	324
Mammoth	Retail	Austell	GA	3/31/2020	—	(6)	500	2,254	—	—	2,754	171
Mammoth	Retail	Dalton	GA	3/31/2020	—	(6)	496	2,772	—	—	3,268	188
Mammoth	Retail	Mobile	AL	3/31/2020	—	(6)	353	1,986	—	—	2,339	126
Mammoth	Retail	Murray	KY	3/31/2020	—	(6)	363	3,613	—	—	3,976	217
Mammoth	Retail	Paducah	KY	3/31/2020	—	(6)	508	1,940	—	—	2,448	139
Mammoth	Retail	Paducah	KY	3/31/2020	—	(6)	239	766	—	—	1,005	44
Mammoth	Retail	Springville	UT	3/31/2020	—	(6)	476	3,636	—	—	4,112	198
Mammoth	Retail	Stockbridge	GA	3/31/2020	—	(6)	544	2,301	—	—	2,845	139
Mammoth	Retail	Suwanee	GA	3/31/2020	—	(6)	1,350	2,680	—	—	4,030	179
Mammoth	Retail	Spanish Fork	UT	4/2/2020	—	(6)	670	4,943	—	—	5,613	267
Mammoth	Retail	Lawrenceville	GA	4/17/2020	—	(6)	725	2,382	—	—	3,107	147
DaVita IV	Retail	Flint	MI	4/24/2020	—	(7)	130	1,088	—	—	1,218	49
GPM	Retail	Niles	MI	7/1/2020	—	(6)	262	599	—	—	861	29
O'Charley's	Retail	Gainesville	GA	7/24/2020	—	(1)	728	1,204	—	—	1,932	56

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
O'Charley's	Retail	Shively	KY	7/24/2020	—	(1)	637	1,318	—	—	1,955	60
GPM	Retail	Allendale	MI	7/31/2020	—	(6)	184	1,660	—	—	1,844	65
GPM	Retail	Alma	MI	7/31/2020	—	(6)	197	686	—	—	883	43
GPM	Retail	Bay City	MI	7/31/2020	—	(6)	175	853	—	—	1,028	47
GPM	Retail	Big Rapids	MI	7/31/2020	—	(6)	239	960	—	—	1,199	46
GPM	Retail	Big Rapids	MI	7/31/2020	—	(6)	234	699	—	—	933	36
GPM	Retail	Caro	MI	7/31/2020	—	(6)	256	613	—	—	869	46
GPM	Retail	Chesaning	MI	7/31/2020	—	(6)	774	639	—	—	1,413	39
GPM	Retail	Coopersville	MI	7/31/2020	—	(6)	62	460	—	—	522	23
GPM	Retail	East Lansing	MI	7/31/2020	—	(6)	259	338	—	—	597	21
GPM	Retail	Escanaba	MI	7/31/2020	—	(6)	814	573	—	—	1,387	28
GPM	Retail	Essexville	MI	7/31/2020	—	(6)	49	199	—	—	248	15
GPM	Retail	Flint	MI	7/31/2020	—	(6)	274	407	—	—	681	27
GPM	Retail	Grand Rapids	MI	7/31/2020	—	(6)	237	500	—	—	737	41
GPM	Retail	Ionia	MI	7/31/2020	—	(6)	210	871	—	—	1,081	49
GPM	Retail	Lansing	MI	7/31/2020	—	(6)	270	1,005	—	—	1,275	55
GPM	Retail	Lansing	MI	7/31/2020	—	(6)	102	511	—	—	613	33
GPM	Retail	Lowell	MI	7/31/2020	—	(6)	213	1,297	—	—	1,510	69
GPM	Retail	Muskegon	MI	7/31/2020	—	(6)	81	550	—	—	631	31
GPM	Retail	Niles	MI	7/31/2020	—	(6)	421	445	—	—	866	24
GPM	Retail	Plainwell	MI	7/31/2020	—	(6)	276	637	—	—	913	34
GPM	Retail	Portage	MI	7/31/2020	—	(6)	125	616	—	—	741	35
GPM	Retail	Saginaw	MI	7/31/2020	—	(6)	367	833	—	—	1,200	52
GPM	Retail	Sault Ste Marie	MI	7/31/2020	—	(6)	193	563	—	—	756	33
GPM	Retail	Spring Lake	MI	7/31/2020	—	(6)	206	1,394	—	—	1,600	72
GPM	Retail	Walker	MI	7/31/2020	—	(6)	430	508	—	—	938	37
GPM	Retail	West Lafayette	IN	7/31/2020	—	(6)	379	342	—	—	721	22
GPM	Retail	Whitehall	MI	7/31/2020	—	(6)	146	368	—	—	514	24
GPM	Retail	Wyoming	MI	7/31/2020	—	(6)	160	638	—	—	798	36
GPM	Retail	Wyoming	MI	7/31/2020	—	(6)	95	562	—	—	657	30
IMTAA II	Retail	Grand Prairie	TX	8/21/2020	—	(6)	443	3,143	—	—	3,586	131
IMTAA II	Retail	New Orleans	LA	8/21/2020	—	(6)	61	3,498	—	—	3,559	135
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(6)	622	2,916	—	—	3,538	125
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(6)	353	3,206	—	—	3,559	125
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(6)	370	1,677	—	—	2,047	93
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(6)	248	2,897	—	—	3,145	121

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Fresenius IX	Retail	Dadeville	AL	11/19/2020	—	(7)	504	1,164	—	—	1,668	41
Fresenius IX	Retail	Jackson	AL	11/19/2020	—	(7)	851	1,383	—	—	2,234	58
Fresenius IX	Retail	Newton	MS	11/19/2020	—	(6)	235	2,954	—	—	3,189	90
Fresenius IX	Retail	Philadelphia	MS	11/19/2020	—	(7)	335	2,512	—	—	2,847	82
Fresenius IX	Retail	Port Gibson	MS	11/19/2020	—	(6)	190	1,132	—	—	1,322	36
Fresenius IX	Retail	Tallassee	AL	11/19/2020	—	(7)	876	2,229	—	—	3,105	72
IMTAA II	Retail	Addis	LA	11/25/2020	—	(6)	214	2,008	—	—	2,222	58
IMTAA II	Retail	Picayune	MS	11/25/2020	—	(6)	91	3,099	—	—	3,190	91
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(6)	273	2,002	—	—	2,275	62
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(6)	413	1,862	—	—	2,275	65
Kamla Kaur	Retail	Albion	IL	12/11/2020	—	(6)	30	397	—	—	427	18
Kamla Kaur	Retail	Central City	IL	12/11/2020	—	(6)	295	2,246	—	—	2,541	79
Kamla Kaur	Retail	Cisne	IL	12/11/2020	—	(6)	175	993	—	—	1,168	37
Kamla Kaur	Retail	Harrisburg	IL	12/11/2020	—	(6)	248	637	—	—	885	34
Kamla Kaur	Retail	Metropolis	IL	12/11/2020	—	(6)	264	839	—	—	1,103	33
Kamla Kaur	Retail	Pickneyville	IL	12/11/2020	—	(6)	337	1,097	—	—	1,434	41
Kamla Kaur	Retail	Salem	IL	12/11/2020	—	(6)	59	207	—	—	266	11
Kamla Kaur	Retail	Stewardson	IL	12/11/2020	—	(6)	30	384	—	—	414	17
Kamla Kaur	Retail	Wayne City	IL	12/11/2020	—	(6)	61	1,041	—	—	1,102	37
Kamla Kaur	Retail	Xenia	IL	12/11/2020	—	(6)	39	376	—	—	415	13
Dialysis III	Retail	Andrews	SC	12/17/2020	—	(6)	72	694	—	—	766	22
Dialysis III	Retail	Batesburg	SC	12/17/2020	—	(6)	72	1,127	—	—	1,199	30
Dialysis III	Retail	Bishopville	SC	12/17/2020	—	(6)	87	806	—	—	893	27
Dialysis III	Retail	Cheraw	SC	12/17/2020	—	(6)	223	708	—	—	931	18
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	113	2,190	—	30	2,333	64
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	120	898	—	—	1,018	24
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	144	2,641	—	—	2,785	78
Dialysis III	Retail	Fort Lawn	SC	12/17/2020	—	(6)	119	1,640	—	—	1,759	47
Dialysis III	Retail	Fountain Inn	SC	12/17/2020	—	(6)	131	921	—	—	1,052	25
Dialysis III	Retail	Johnsonville	SC	12/17/2020	—	(6)	110	779	—	—	889	28
Dialysis III	Retail	Kingstree	SC	12/17/2020	—	(6)	217	1,989	—	—	2,206	62
Dialysis III	Retail	Lake City	SC	12/17/2020	—	(6)	80	1,228	—	—	1,308	36
Dialysis III	Retail	Lugoff	SC	12/17/2020	—	(6)	59	943	—	—	1,002	28
Dialysis III	Retail	Manning	SC	12/17/2020	—	(6)	121	888	—	—	1,009	32
Dialysis III	Retail	Myrtle Beach	SC	12/17/2020	—	(6)	397	1,560	—	25	1,982	51

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(7)	612	12,878	—	—	13,490	249
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(7)	897	4,774	—	—	5,671	110
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(7)	82	559	—	—	641	13
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(7)	834	4,987	—	—	5,821	101
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(7)	850	4,168	—	—	5,018	83
Advance Auto VI	Retail	Columbus	OH	3/31/2021	—	(6)	130	1,007	—	—	1,137	22
Advance Auto VI	Retail	Sandusky	MI	3/31/2021	—	(6)	40	1,231	—	—	1,271	28
Dollar General XXVII	Retail	Buffalo	WV	5/28/2021	—	(7)	338	559	—	—	897	9
Dollar General XXVII	Retail	Clendenin	WV	5/28/2021	—	(7)	131	862	—	—	993	13
Dollar General XXVII	Retail	Elizabeth	WV	5/28/2021	—	(7)	226	790	—	—	1,016	16
Dollar General XXVII	Retail	Gassaway	WV	5/28/2021	—	(7)	263	618	—	—	881	13
Dollar General XXVII	Retail	Glenville	WV	5/28/2021	—	(7)	649	829	—	—	1,478	15
Dollar General XXVII	Retail	Middlebourne	WV	5/28/2021	—	(7)	227	421	—	—	648	7
Dollar General XXVII	Retail	Mt. Hope	WV	5/28/2021	—	(7)	718	1,004	—	—	1,722	17
Dollar General XXVII	Retail	Parkersburg	WV	5/28/2021	—	(7)	745	933	—	—	1,678	18
Dollar General XXVII	Retail	Parkersburg	WV	5/28/2021	—	(7)	700	888	—	—	1,588	17
Dollar General XXVII	Retail	Pennsboro	WV	5/28/2021	—	(7)	411	848	—	—	1,259	17
Dollar General XXVII	Retail	Point Pleasant	WV	5/28/2021	—	(7)	1,129	1,262	—	—	2,391	23
Dollar General XXVII	Retail	Sophia	WV	5/28/2021	—	(7)	451	973	—	—	1,424	20
Dollar General XXVII	Retail	St. Mary's	WV	5/28/2021	—	(7)	407	405	—	—	812	8
Dollar General XXVII	Retail	Sutton	WV	5/28/2021	—	(7)	218	454	—	—	672	8
Dollar General XXVII	Retail	Vienna	WV	5/28/2021	—	(7)	698	822	—	—	1,520	14
Pick N' Save	Retail	Franklin	WI	6/18/2021	—	(7)	1,156	7,678	—	—	8,834	106
Dollar General XXVII	Retail	New Haven	WV	6/24/2021	—	(7)	384	490	—	—	874	7
Tidal Wave I	Retail	Camden	SC	7/1/2021	—	(7)	202	4,234	—	—	4,436	83
Tidal Wave I	Retail	Columbus	GA	7/1/2021	—	(7)	155	4,154	—	—	4,309	81
Tidal Wave I	Retail	Fayetteville	NC	7/1/2021	—	(7)	684	3,605	—	—	4,289	60
Tidal Wave I	Retail	Guntersville	AL	7/1/2021	—	(7)	655	3,822	—	—	4,477	63
Tidal Wave I	Retail	Hinesville	GA	7/1/2021	—	(7)	1,052	3,403	—	—	4,455	65
Tidal Wave I	Retail	Macon	GA	7/1/2021	—	(7)	299	3,988	—	—	4,287	75
Tidal Wave I	Retail	Marietta	GA	7/1/2021	—	(7)	754	3,551	—	—	4,305	69
Tidal Wave I	Retail	Milledgeville	GA	7/1/2021	—	(7)	328	3,991	—	—	4,319	71
Tidal Wave I	Retail	Moultrie	GA	7/1/2021	—	(7)	599	3,876	—	—	4,475	72

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]
Tidal Wave I	Retail	Overland Park	KS	7/1/2021	—	(7)	1,038	3,191	—	—	4,229	61
Tidal Wave I	Retail	Warner Robins	GA	7/1/2021	—	(7)	203	4,102	—	—	4,305	86
Imperial Reliance	Retail	Coffeyville	KS	7/13/2021	—	(6)	724	327	—	—	1,051	6
Imperial Reliance	Retail	Coffeyville	KS	7/13/2021	—	(6)	683	310	—	—	993	7
Aaron's II	Retail	DeRidder	LA	8/9/2021	—	(7)	200	849	—	—	1,049	11
Aaron's II	Retail	Buffalo	NY	8/20/2021	—	(6)	203	672	—	—	875	6
Aaron's II	Retail	Buffalo	NY	8/20/2021	—	(6)	328	525	—	—	853	5
Aaron's II	Retail	East Hartford	CT	8/20/2021	—	(6)	431	325	—	—	756	4
Aaron's II	Retail	Elmira	NY	8/20/2021	—	(7)	164	524	—	—	688	5
Aaron's II	Retail	Geneva	NY	8/20/2021	—	(7)	99	556	—	—	655	5
Aaron's II	Retail	Lawrence	MA	8/20/2021	—	(6)	174	897	—	—	1,071	7
Aaron's II	Retail	Presque Isle	ME	8/20/2021	—	—	197	547	—	—	744	6
Aaron's II	Retail	Rutland	VT	8/20/2021	—	—	102	668	—	—	770	6
Aaron's II	Retail	Springfield	MA	8/20/2021	—	(6)	129	785	—	—	914	8
Aaron's II	Retail	Syracuse	NY	8/20/2021	—	(7)	279	266	—	—	545	2
Aaron's II	Retail	Syracuse	NY	8/20/2021	—	—	360	58	—	—	418	1
Aaron's II	Retail	Tonawanda	NY	8/20/2021	—	(6)	337	376	—	—	713	3
Aaron's II	Retail	Waterbury	CT	8/20/2021	—	(6)	199	895	—	—	1,094	8
Aaron's II	Retail	Woonsocket	RI	8/20/2021	—	—	457	262	—	—	719	3
Tidal Wave I	Retail	Mission	KS	8/31/2021	—	(7)	165	5,195	—	—	5,360	53
Tidal Wave I	Retail	Pace	FL	8/31/2021	—	(7)	1,392	3,996	—	—	5,388	47
Dollar General XXVII	Retail	Matewan	WV	9/15/2021	—	(7)	82	446	—	—	528	5
Aaron's II	Retail	Oxford	ME	9/30/2021	—	(7)	416	478	—	—	894	4
Tidal Wave I	Retail	Kansas City	KS	10/8/2021	—	(7)	472	4,931	—	—	5,403	49
Dialysis III	Retail	Marion	SC	12/23/2021	—	(7)	129	1,317	—	—	1,446	—
Heritage I	Retail	Bellevue	MI	12/29/2021	—	(7)	20	358	—	—	378	—
Heritage I	Retail	Cleveland	OH	12/29/2021	—	(7)	50	517	—	—	567	—
Heritage I	Retail	Homer	MI	12/29/2021	—	(7)	39	378	—	—	417	—
Heritage I	Retail	Louisville	KY	12/29/2021	—	(7)	435	3,358	—	—	3,793	—
Heritage I	Retail	Marshall	MI	12/29/2021	—	(7)	857	3,099	—	—	3,956	—
Fidelity I	Retail	Chillocothe	MO	12/30/2021	—	(7)	59	2,738	—	—	2,797	—
Fidelity I	Retail	Columbus	OH	12/30/2021	—	(7)	269	344	—	—	613	—
Fidelity I	Retail	Marion	OH	12/30/2021	—	(7)	60	219	—	—	279	—
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(7)	348	502	—	—	850	—
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(7)	296	1,416	—	—	1,712	—
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(7)	1,028	999	—	—	2,027	—

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2021

(In thousands)						Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2021 [9] [10]
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2021	Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation [11] [12]

Encumbrances allocated based on notes below					1,503,717
Total					$1,503,717	$733,377	$2,726,334	$(4,329)	$3,385	$3,458,767	$487,898
  _________
(1)These properties collateralize the Column Financial Notes, which had $715.0 million outstanding as of December 31, 2021.
(2)These properties collateralize the Stop & Shop I mortgage note payable of $45.0 million as of December 31, 2021.
(3)These properties collateralize the Bob Evans I mortgage note payable of $22.8 million as of December 31, 2021.
(4)These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2021.
(5)These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2021.
(6)These properties collateralize the Net Lease Mortgage Notes, which had $477.5 million outstanding as of December 31, 2021.
(7)These properties are encumbered by the Credit Facility borrowings, if any, with no amounts outstanding as of December 31, 2021.
(8)These properties were acquired as part of the Merger with American Realty Capital — Retail Centers of America, Inc. (RCA) on February 16, 2017. These represent the multi-tenant properties in the portfolio.
(9)Acquired intangible lease assets allocated to individual properties in the amount of $402.7 million are not reflected in the table above.
(10)The tax basis of aggregate land, buildings and improvements as of December 31, 2021 is $3.5 billion.
(11)The accumulated depreciation column excludes $166.8 million of accumulated amortization associated with acquired intangible lease assets.
(12)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.
(13)Some or all of the land underlying this property is subject to a land lease. The related Right-of-use assets are separately recorded. See Note 10 — Commitments and Contingencies for additional information.

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part II
December 31, 2021

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Real estate investments, at cost:
Balance at beginning of year	$3,553,824	$3,367,374	$3,070,852
Additions - acquisitions	164,973	194,565	365,159
Additions - improvements	14,960	10,754	14,006
Disposals	(31,432)	(7,059)	(80,631)
Assets received through substitution	—	3,887	—
Assets provided through substitution	—	(2,787)	—
Impairment charges	(33,261)	(12,910)	(699)
Reclassified to assets held for sale	(210,297)	—	(1,313)
Balance at end of the year	$3,458,767	$3,553,824	$3,367,374

Accumulated depreciation:
Balance at beginning of year	$454,227	$369,450	$311,214
Depreciation expense	90,608	88,778	78,395
Disposals	(16,596)	(3,089)	(20,022)
Assets provided through substitution	—	(912)	—
Reclassified to assets held for sale (1)	(40,341)	—	(137)
Balance at end of the year	$487,898	$454,227	$369,450
(1)Excludes $29.7 million of reclassified accumulated amortization associated with acquired intangible lease assets.