Form 10-Q
period 2022-03-31
Necessity Retail REIT, Inc.
filed 2022-05-05
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 1, 2022, the registrant had 133,041,093 shares of common stock outstanding.

THE NECESSITY RETAIL REIT, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$880,799	$729,048
Buildings, fixtures and improvements	3,307,831	2,729,719
Acquired intangible lease assets	553,854	402,673
Total real estate investments, at cost	4,742,484	3,861,440
Less: accumulated depreciation and amortization	(684,177)	(654,667)
Total real estate investments, net	4,058,307	3,206,773
Cash and cash equivalents	82,106	214,853
Restricted cash	15,131	21,996
Deposits for real estate investments	40,331	41,928
Deferred costs, net	20,599	25,587
Straight-line rent receivable	63,608	70,789
Operating lease right-of-use assets	18,070	18,194
Prepaid expenses and other assets	33,573	26,877
Assets held for sale	—	187,213
Total assets	$4,331,725	$3,814,210

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Mortgage notes payable, net	$1,476,577	$1,464,930
Credit facility	378,000	—
Senior notes, net	491,338	491,015
Below market lease liabilities, net	118,957	78,073
Accounts payable and accrued expenses (including $1,779 and $1,016 due to related parties as of March 31, 2022 and December 31, 2021, respectively)	33,143	32,907
Operating lease liabilities	19,180	19,195
Derivative liabilities, at fair value	—	2,250
Deferred rent and other liabilities	7,223	9,524
Dividends payable	6,014	6,038
Total liabilities	2,530,432	2,103,932

Mezzanine Equity:
Shares subject to repurchase	53,388	—

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 shares authorized, 7,933,711 issued and outstanding as of March 31, 2022 and December 31, 2021	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 shares authorized, 4,594,498 issued and outstanding as of March 31, 2022 and December 31, 2021	46	46
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 132,994,603(1) and 123,783,060 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,265	1,238
Additional paid-in capital	2,937,262	2,915,926
Distributions in excess of accumulated earnings	(1,204,337)	(1,217,435)
Total stockholders’ equity	1,734,315	1,699,854
Non-controlling interests	13,590	10,424
Total equity	1,747,905	1,710,278
Total liabilities, mezzanine equity and total equity	$4,331,725	$3,814,210
______
(1)Includes 6,450,107 shares subject to repurchase issued to the Seller of the CIM Portfolio Acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue from tenants	$94,943	$79,187

Operating expenses:
Asset management fees to related party	7,826	7,321
Property operating expense	19,139	13,439
Impairment of real estate investments	5,942	—
Acquisition, transaction and other costs	279	42
Equity-based compensation	3,498	4,347
General and administrative	6,833	6,449
Depreciation and amortization	37,688	32,319
Total operating expenses	81,205	63,917
Operating income before gain on sale of real estate investments	13,738	15,270
Gain on sale/exchange of real estate investments	53,569	286
Operating income	67,307	15,556
Other (expense) income:
Interest expense	(23,740)	(19,334)
Other income	18	24
Gain on non-designated derivatives	2,250	—
Total other expense, net	(21,472)	(19,310)
Net income (loss)	45,835	(3,754)
Net (income) loss attributable to non-controlling interests	(64)	6
Allocation for preferred stock	(5,837)	(5,663)
Net income (loss) attributable to common stockholders (1)	39,934	(9,411)

Other comprehensive income (loss):
Change in unrealized income on derivatives	—	2,484
Comprehensive income (loss) attributable to common stockholders (1)	$39,934	$(6,927)

Weighted-average shares outstanding — Basic (2)	128,640,845	108,436,571
Weighted-average shares outstanding — Diluted (2)	130,048,111	108,436,571
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.31	$(0.09)
______
(1)Holders of shares subject to repurchase are considered common stockholders.
(2)Includes 6,450,107 shares subject to repurchase issued to the Seller of the CIM Portfolio Acquisition for the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Mezzanine Equity	Total Equity
		Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares (1)	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$—	7,933,711	$79	4,594,498	$46	123,783,060	$1,238	$2,915,926	$(1,217,435)	$1,699,854	$10,424	$1,710,278
Issuance of Common Stock, net	—	—	—	—	—	2,761,711	27	24,467	—	24,494	—	24,494
Issuance of Shares subject to repurchase, at fair market value upon closing	49,965	—	—	—	—	6,450,107	—	—	—	—	—	—
Adjustments to redemption value	3,423	—	—	—	—	—	—	(3,423)	—	(3,423)	—	(3,423)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(19)	—	(19)	—	(19)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	(36)	—	(36)	—	(36)
Equity-based compensation (2)	—	—	—	—	—	(275)	—	310	—	310	3,176	3,486
Dividends declared on Common Stock,$0.84 per share	—	—	—	—	—	—	—	—	(26,677)	(26,677)	—	(26,677)
Dividends declared on Series A Preferred Stock, $1.88 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(159)	(159)	(37)	(196)
Net income (loss)	—	—	—	—	—	—	—	—	45,771	45,771	64	45,835
Rebalancing of ownership percentage	—	—	—	—	—	—	—	37	—	37	(37)	—
Balance, March 31, 2022	$53,388	7,933,711	$79	4,594,498	$46	132,994,603	$1,265	$2,937,262	$(1,204,337)	$1,734,315	$13,590	$1,747,905
(1)Includes shares of Class A common stock subject to repurchase.
(2)Presented net of forfeitures. During the three months ended March 31, 2022, 275 restricted shares with a fair value of approximately $3,000 were forfeited.

	Three Months Ended March 31, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
Issuance of Common Stock, net	—	—	—	—	—	—	(89)	—	—	(89)	—	(89)
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,202	—	—	2,202	—	2,202
Issuance of Series C Preferred Stock, net	—	—	564,101	6	—	—	13,471	—	—	13,477	—	13,477
Equity-based compensation (1)	—	—	—	—	35,128	1	1,383	—	(86)	1,298	2,964	4,262
Dividends declared on Common Stock,0.21 per share	—	—	—	—	—	—	—	—	(23,043)	(23,043)	—	(23,043)
Dividends declared on Series A Preferred Stock, 0.47 per share	—	—	—	—	—	—	—	—	(3,734)	(3,734)	—	(3,734)
Dividends declared on Series C Preferred Stock, 0.53 per share	—	—	—	—	—	—	—	—	(2,174)	(2,174)	—	(2,174)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(94)	(94)	(37)	(131)
Net loss	—	—	—	—	—	—	—	—	(3,748)	(3,748)	(6)	(3,754)
Other comprehensive loss	—	—	—	—	—	—	—	2,484	—	2,484	—	2,484
Rebalancing of ownership percentage	—	—	—	—	—	—	3	—	—	3	(3)	—
Balance, March 31, 2021	7,933,711	$79	4,099,801	$41	108,872,337	$1,089	$2,740,648	$2,361	$(1,088,559)	$1,655,659	$33,440	$1,689,099

(1)Presented net of forfeitures. During the three months ended March 31, 2021, 17,650 restricted shares with a fair value of approximately $121,000 were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$45,835	$(3,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,407	22,178
Amortization of in-place lease assets	12,745	9,650
Amortization of deferred leasing costs	536	491
Amortization (including accelerated write-off) of deferred financing costs	2,893	2,474
Amortization of mortgage (premiums) and discounts on borrowings, net	(13)	(321)
Accretion of market lease and other intangibles, net	(1,098)	(935)
Equity-based compensation	3,498	4,347
Gain on non-designated derivatives	(2,250)	—
Gain on sale/exchange of real estate investments	(53,569)	(286)
Impairment of real estate investments	5,942	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,182)	(1,798)
Straight-line rent payable	68	71
Prepaid expenses and other assets	5,505	(2,367)
Accounts payable and accrued expenses	4,087	3,295
Deferred rent and other liabilities	(2,301)	1,377
Net cash provided by operating activities	45,103	34,422
Cash flows from investing activities:
Capital expenditures	(3,188)	(908)
Investments in real estate and other assets	(786,311)	(37,152)
Proceeds from sale of real estate investments	244,208	585
Deposits for real estate investments	(103)	(50)
Net cash used in investing activities	(545,394)	(37,525)
Cash flows from financing activities:
Payments on mortgage notes payable	(8,765)	(541)
Proceeds from credit facility	378,000	—
Payments of financing costs and deposits	(286)	(46)
Distributions on LTIP Units and Class A Units	(219)	(131)
Dividends paid on Class A common stock	(26,677)	(23,128)
Dividends paid on Series A preferred stock	(3,719)	(3,691)
Dividends paid on Series C preferred stock	(2,118)	—
Series A preferred stock offering costs	(19)	(29)
Series C preferred stock offering costs	(36)	(334)
Class A common stock offering costs	(399)	(45)
Proceeds from issuance of Series A preferred stock, net	—	2,275
Proceeds from issuance of Series C preferred stock, net	—	13,904
Proceeds from issuance of Class A common stock, net	24,917	—
Net cash provided by financing activities	360,679	(11,766)
Net change in cash, cash equivalents and restricted cash	(139,612)	(14,869)
Cash, cash equivalents and restricted cash beginning of period	236,849	113,397
Cash, cash equivalents and restricted cash end of period	$97,237	$98,528

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents, end of period	$82,106	$84,214
Restricted cash, end of period	15,131	14,314
Cash, cash equivalents and restricted cash end of period	$97,237	$98,528

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$25,755	$17,186
Cash paid for income and franchise taxes	104	365

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$—	$44
Accrued Series C preferred stock offering costs	—	93
Accrued Class A common stock offering costs	24	44
Series A preferred stock dividend declared	3,719	3,719
Series C preferred stock dividend declared	2,118	2,174
Shares subject to repurchase issued in acquisition	49,965	—
Adjustments to value of shares subject to repurchase	3,423
Proceeds from real estate sales used to pay off related mortgage notes payable	940	—
Mortgage notes payable released in connection with disposition of real estate	(940)	—
Mortgages assumed in acquisition (including premiums of $276)	19,526	—
Accrued capital expenditures	269	1,511

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1 — Organization
The Necessity Retail REIT, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the United States. The Company’s assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers.
The Company has historically focused its acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors.
On December 17, 2021, the Company signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties for a contract purchase price of $1.3 billion (the “CIM Portfolio Acquisition”). The Company has determined that the CIM Portfolio Acquisition will be accounted for as an asset acquisition. The acquisition is closing in multiple transactions in 2022 and the consideration includes cash, assumption of existing mortgage debt securing certain of the properties and the issuance of shares of the Company’s Class A common stock.
In the three months ended March 31, 2022, the Company closed on the acquisition of 56 properties of the CIM Portfolio Acquisition for an aggregate contract purchase price of $801.1 million which was funded by $728.4 million in cash, the assumption of $19.3 million of existing mortgage debt and the issuance of $50.0 million in value at issuance ($53.4 million of value subject to repurchase) of the Company’s Class A common stock to certain subsidiaries of the CIM Real Estate Finance Trust, Inc. (the “Sellers”), at its closing value on the respective closing dates on which the common stock was issued. The aggregate contact purchase price does not include $26.7 million of contingent consideration relating to leasing activity subsequent to the respective closing dates of each property acquired. The Company closed on 23 additional properties from the CIM Portfolio Acquisition through April 29, 2022. (see Note 16 — Subsequent Events) and expects to close on the remaining two properties from the CIM Portfolio Acquisition later in the second quarter of 2022. The CIM Portfolio Acquisition represented a strategic shift away from a primary focus on single-tenant retail properties.
In addition, the Company acquired two additional single-tenant properties and one additional multi-tenant retail property in the three months ended March 31, 2022 for an aggregate contract purchase price of $40.9 million.
As of March 31, 2022, the Company owned 1,029 properties, comprised of 26.2 million rentable square feet, which were 91.4% leased, including 939 single-tenant net leased commercial properties (899 of which are retail properties) and 90 multi-tenant retail properties.
Substantially all of the Company’s business is conducted through The Necessity Retail REIT Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Necessity Retail Advisors, LLC (the “Advisor”) manages the Company’s day-to-day business with the assistance of the Company’s property manager, Necessity Retail Properties, LLC, (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim periods.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of March 31, 2022 and December 31, 2021, the Company had no interests in entities that were not wholly owned.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2022, these leases had an average remaining lease term of approximately 7.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 also on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of March 31, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$248,644
2023	315,614
2024	284,842
2025	260,726
2026	234,821
2027	195,662
Thereafter	1,081,848
$2,622,157
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three months ended March 31, 2022 and 2021, such amounts were $0.4 million and $0.2 million, respectively.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and throughout 2021 and 2022, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2022 and 2021, uncollectable amounts were $0.7 million and $0.8 million, respectively.
The Company entered into lease termination agreements at two and six of its single-tenant properties in the first quarter of 2022 and the fourth quarter of 2021, respectively. Since these leases have remaining occupancy periods for the tenant, these lease termination agreements are treated as lease modifications, and their termination fee income is recognized over the remaining occupancy periods of the respective leases on a straight-line basis. The Company recorded additional lease revenue of $4.5 million in the three months ended March 31, 2022 related to these agreements. During the three months ended March 31, 2021, the Company recorded $0.5 million of lease termination income.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended March 31, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates the probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2022, no properties were considered held for sale, and as of December 31, 2021, the Company had one property classified as held for sale.
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three months ended March 31,

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
2022 and the year ended December 31, 2021, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
The Company is also the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the balance sheet and the rent expense is reflected on a straight-line basis over the lease term.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the three months ended March 31, 2022 and 2021 were asset acquisitions.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Shares Subject to Repurchase
The Company does not reflect shares subject to repurchase as part of its permanent equity if their repurchase is conditional on events that are outside of the Company’s control. Currently, the shares of Class A common stock issued in connection with the CIM Portfolio Acquisition are reflected as shares subject to repurchase outside of permanent equity. See Note 9 — Stockholder’s Equity for additional information.
Reportable Segments
As of March 31, 2022 and December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
On May 4, 2021, the Company’s independent directors authorized the issuance of a new award of LTIP Units effective after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the ten-trading day trailing average closing stock price of the Company’s Class A common stock for the ten trading days up to and including July 19, 2021. On July 21, 2021, the Company entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”) pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419. As a result, the LTIP Units issued under the 2021 OPP were reclassified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements. For additional information, see Note 13— Equity-Based Compensation.
In the event of a modification of any of the awards discussed above, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period. For additional information on these awards, see Note 13 — Equity-Based Compensation.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 10 — Commitments and Contingencies.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2021:
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
Pending Adoption:
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

	Three Months Ended March 31,
(Dollar amounts in thousands)	2022	2021
Real estate investments, at cost:
Land	$154,815	$3,447
Buildings, fixtures and improvements	586,140	29,605
Total tangible assets	740,955	33,052
Acquired intangible assets and liabilities: (1)
In-place leases	145,178	4,174
Above-market lease assets	12,574	—
Below-market ground lease asset	—	(74)
Below-market lease liabilities	(42,905)	—
Total intangible assets, net	114,847	4,100
Liabilities Assumed and Mezzanine Equity Issued:
Mortgage notes payable assumed in acquisitions (including premiums of $276)	(19,526)	—
Shares subject to repurchase issued in acquisitions	(49,965)	—
Cash paid for real estate investments	$786,311	$37,152
Number of properties purchased from the CIM Portfolio Acquisition	56	—
Number of other properties purchased	3	7
________
(1)Weighted-average remaining amortization periods for in-place leases, above-market and below-market lease liabilities acquired during the three months ended March 31, 2022 were 9.8 years 6.2 years and 20.0 years, respectively, as of each property’s respective acquisition date.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
In-place leases, included in depreciation and amortization	$12,745	$9,650

Above-market lease intangibles	$(907)	$(689)
Below-market lease liabilities	2,020	1,639
Total included in revenue from tenants	$1,113	$950

Below-market ground lease asset (1)	$8	$8
Above-market ground lease liability (1)	—	—
Total included in property operating expenses	$8	$8
______
(1)Intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheet and the amortization expense of such balances is included in property operating expenses on the consolidated statement of operations.
The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place leases, to be included in depreciation and amortization	$46,873	$54,604	$44,399	$36,449	$29,748

Above-market lease intangibles	$3,389	$4,183	$3,636	$2,963	$2,158
Below-market lease liabilities	(6,794)	(8,926)	(8,438)	(8,073)	(7,784)
Total to be included in revenue from tenants	$(3,405)	$(4,743)	$(4,802)	$(5,110)	$(5,626)
Deposits for Real Estate Investments
As of March 31, 2022 and December 31, 2021, the Company had $40.3 million and $41.9 million, respectively, in deposits for future acquisitions of real estate investments of which $40.0 million in each period related to the deposit on the CIM Acquisition.
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
As of March 31, 2022 there were no properties classified as held for sale. As of December 31, 2021, there was one property, the Company’s Sanofi property, classified as held for sale. This property was disposed on January 6, 2022 and did not represent a strategic shift. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Real Estate Sales/Exchanges
During the three months ended March 31, 2022, the Company sold six properties, including the Company’s Sanofi property which was held for sale as of December 31, 2021, for an aggregate contract price of $265.2 million. These property sales resulted in an aggregate gain of $53.6 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the three months ended March 31, 2022.
During the three months ended March 31, 2021, the Company sold two properties for an aggregate contract price of $0.6 million, resulting in a gain of $0.3 million, which are reflected in gain on sale of real estate investments in the consolidated statement of operations for the three months ended March 31, 2021.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Impairment Charges
The Company recorded an impairment charge of $5.9 million for the three months ended March 31, 2022, $3.8 million of which related to one single-tenant property formerly leased to United Healthcare, and $2.1 million of which related to three properties leased to Truist Bank. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew their lease. The Company previously impaired the United Healthcare property by $26.9 million during the three months ended December 31, 2021. The additional impairments in the three months ended March 31, 2022 reflect consideration of sales prices received from potential buyers. All of the impaired properties were impaired to adjust the properties to their fair values as determined by their respective purchase and sales agreements or non-binding letters of intents. The Company did not record any impairment charges for the three months ended March 31, 2021.
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2022 and December 31, 2021 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2022	December 31, 2021	March 31, 2022		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	98	$118,081	$118,231	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	106	120,491	120,644	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	36	54,267	54,487	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	62	93,733	94,113	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	23	35,000	35,000	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	36	55,000	55,000	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	361	476,572	477,475

Stop & Shop	4	45,000	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	365	706,197	715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Bob Evans I	22	22,842	22,842	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Cottonwood Commons (4)	1	19,250	—	4.52%		Fixed	Sep. 2023	Sep. 2023
Gross mortgage notes payable	787	1,513,261	1,503,717	3.80%	(1)
Deferred financing costs, net of accumulated amortization (2)		(36,832)	(38,672)
Mortgage premiums and (discounts), net (3)		148	(115)
Mortgage notes payable, net		$1,476,577	$1,464,930
__________
(1)Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2022.
(2)Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that it is probable the financing will not close.
(3)Mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
(4)The Company assumed this fixed-rate mortgage when it acquired a property in the CIM Portfolio Acquisition during the three months ended March 31, 2022 at a premium of $0.3 million.
As of March 31, 2022 and December 31, 2021, the Company had pledged $2.5 billion and $2.4 billion in real estate investments, respectively, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2022, $2.1 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (see Note 5 — Credit Facility for more details). The asset pool comprising the borrowing base under the credit facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the credit facility.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Subsequent to March 31, 2022, the Company assumed $171.5 million of fixed-rate mortgage debt to partially fund the acquisition of 23 properties of the CIM Portfolio Acquisition, see Note 16 — Subsequent Events for additional information.
In connection with refinancing certain properties, the Company may incur prepayment penalties relating to its prior debt obligations. During the three months ended March 31, 2022 and 2021, no such amounts were incurred. These prepayment penalties, when incurred, are included in acquisition, transaction, and other costs in the consolidated statement of operations.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to March 31, 2022 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility (1)	Senior Notes (2)	Total
2022 (remainder)	$2,810	$—	$—	$2,810
2023	21,879	—	—	21,879
2024	1,646	—	—	1,646
2025	707,867	—	—	707,867
2026	116,929	378,000	—	494,929
2027	21,553	—	—	21,553
Thereafter	640,577	—	500,000	1,140,577
	$1,513,261	$378,000	$500,000	$2,391,261
________
(1)The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
(2)The Senior Notes will mature on September 30, 2028. See Note 6 — Senior Notes for additional information.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2022, the Company was in compliance with all operating and financial covenants under these agreements.
Note 5 — Credit Facility
On April 26, 2018, the Company repaid its prior revolving unsecured corporate credit facility in full and entered into a credit facility (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. On October 1, 2021, Company entered into an amendment and restatement of the Credit Facility with the parties thereto. Also, upon the closing of the Senior Notes (as defined in Note 6 — Senior Notes, Net) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. The aggregate total commitments after the amendment and restatement of the Credit Facility were increased from $540.0 million to $815.0 million including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
During the three months ended March 31, 2022, the Company borrowed $378.0 million to fund a portion of the 56 properties acquired from the CIM Portfolio Acquisition. As of March 31, 2022, the Company had a total borrowing capacity under the Credit Facility of $550.8 million based on the value of the borrowing base under the Credit Facility, and of this amount, $378.0 million was outstanding under the Credit Facility as of March 31, 2022 and $172.8 million remained available for future borrowings. Subsequent to March 31, 2022, the Company borrowed $100.0 million under the Credit Facility to partially fund the acquisition of 23 properties of the CIM Portfolio Acquisition, see Note 16 — Subsequent Events for additional information.
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
As of March 31, 2022 and December 31, 2021, the weighted-average interest rate under the Credit Facility was 2.19% and 2.79%, respectively.
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
Under Credit Facility, subject to certain exceptions, the Company is not permitted to pay distributions, including cash dividends on equity securities (including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”)) in an aggregate amount exceeding 95% of AFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not exceeding 105% of AFFO for any applicable period if, as of the last day of the period, the Company was able to satisfy a

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
maximum leverage ratio after giving effect to the payments and also has amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company could not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of March 31, 2022, the Company was in compliance with the operating and financial covenants under the Credit Facility.
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP issued $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”). The Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture with U.S. Bank National Association, as trustee. As of March 31, 2022 and December 31, 2021 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $491.3 million and $491.0 million, respectively, which is net of $8.7 million and $9.0 million of deferred financing costs, respectively.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year. The Senior Notes do not require any principal payments prior to maturity. The first semi-annual interest payment was made on March 30, 2022.
As of March 31, 2022, the Company was in compliance with the covenants under the Indenture governing the Senior Notes. Additional information on the terms of the Senior Notes can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022 and 2021.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivatives valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were no impaired real estate investments held for sale as of March 31, 2022 and December 31, 2021. The carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use at the time of impairment (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). The carrying value of these held for use impaired real estate investments held for use on the consolidated balance sheet represents their estimated fair value at the time of impairment. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature.
As of March 31, 2022, the carrying value of advances to the Company under the Credit Facility was $378.0 million and as of December 31, 2021 there were no amounts outstanding under the Credit Facility. The fair value of the advances to the Company under the Credit Facility was $379.4 million as of March 31, 2022, due to the widening of the credit spreads during the period.
The carrying value of the Company’s mortgage notes payable as of March 31, 2022 and December 31, 2021 were $1.5 billion in each period, and the fair value were $1.5 billion in each period. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
As of March 31, 2022 and December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million in each period and fair values of $453.8 million and $504.4 million, respectively.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The Company entered into an interest rate swap on September 1, 2020 in a notional amount of $125.0 million. The interest rate swap became effective on October 13, 2020, and fixed the interest rate on a mortgage loan that was refinanced on September 4, 2020. The interest rate swap fixed interest on the mortgage at an effective interest rate of 3.27% and was to expire in July 2026. This interest rate swap was terminated in the fourth quarter of 2021 when the mortgage loan was repaid and the Company received $2.1 million as a result of the termination. Following the termination, the Company reclassified approximately $2.1 million from AOCI as a reduction to interest expense in the Company’s consolidated statement of operations in the fourth quarter of 2021. As a result, the Company had no derivative financial instruments outstanding as of March 31, 2022 and December 31, 2021
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2022 and December 31, 2021 the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk, however, the Company did have derivative activity (see table below) during the three months ended March 31, 2021.
The Company’s objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Amount of gain (loss) recognized in AOCI on interest rate derivatives	$—	$2,421
Amount of (loss) reclassified from AOCI into income as interest expense	$—	$(63)
Total amount of interest expense presented in the consolidated income statements	$23,740	$19,334
Non-Designated Derivatives
As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding derivatives that were not designated as hedges under qualifying hedging relationships.
These derivatives have historically been used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. These derivatives also include other instruments that do not qualify for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
The Company recorded an immaterial loss on non-designated hedging relationships during the three months ended March 31, 2021. The Company did not record any gains or losses during the three months ended March 31, 2022 since the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.
Embedded Derivative
The purchase and sale agreement for the CIM Acquisition (see Note 3 — Real Estate Investments for more information) included the planned issuance of shares of the Company’s Class A common stock or Class A Units in the OP of $50.0 million in value at issuance ($53.4 million of value subject to repurchase). The Company ultimately issued 6,450,107 shares of Class A

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
common stock to the Seller in the first and second closings of the CIM Portfolio Acquisition during the three months ended March 31, 2021.
The number of shares issued at the applicable closing were based on the value of the shares or units that may be issued at such closing divided by the per-share volume weighted average price of the Company’s Class A common stock measured over a five-day consecutive trading period immediately preceding (but not including) the date on which written notice for the closing was delivered, indicating the seller’s election to receive either shares or units, to the OP (the price of which was to be limited by a 7.5% collar in either direction from the per share volume weighted-average price of the Company’s Class A common stock measured over a ten-day consecutive trading period immediately preceding (but not including) the effective date of the purchase and sale agreement, which was $8.34 per share. The Company had concluded that as of December 31, 2021, this arrangement constituted an embedded derivative which required separate accounting. The initial value of the embedded derivative was an asset upon the signing of the purchase and sale agreement of $1.7 million, and was a liability of $2.3 million as of December 31, 2021. The shares were issued in two closings in the three months ending March 31, 2022 at contract prices within the collar. Accordingly, the value of the embedded derivative was considered to be zero immediately prior to closing. During the three months ended March 31, 2022, the Company reduced the prior liability at December 31, 2021 to zero at closing and recorded a gain on non-designated derivatives of $2.3 million in the consolidated statements of operations.
Note 9 — Mezzanine Equity and Total Equity
Mezzanine Equity
Shares Subject to Repurchase
During the three months ended March 31, 2022, as part of the CIM Portfolio Acquisition, the Company issued a total of 6,450,107 shares of its Class A common stock to the Seller which had a value of $50.0 million, for accounting purposes, using the stock prices at the respective dates of issuance. The Company was required to register the resale of these shares, which it did in April 2022, and is required to subsequently maintain the effectiveness of that resale registration or the Company could be required to repurchase the securities for $53.4 million. If the Seller sells these securities pursuant to the Registration Statement or under Rule 144 under the Securities Act of 1933, as amended, or if the securities otherwise become qualified for exemption from registration under federal securities law, their repurchase rights terminate. Accordingly, since the ability to maintain the resale registration is not solely in the Company’s control, the securities are reflected as shares subject to repurchase outside of permanent equity until the repurchase rights terminate.
Total Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had 133.0 million and 123.8 million shares (including the shares subject to repurchase discussed above), respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
As more fully discussed in Note 8 – Derivative Financial Instruments, the Company issued 6,450,107 shares aggregating to $53.4 million in Class A Common Stock in connection with the CIM Portfolio Acquisition during the three months ended March 31, 2022.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended March 31, 2022 and 2021 all shares acquired by

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), pursuant to which the Company may from time to time, offer, issue and sell to the public up to $200.0 million in shares of Class A common stock, through sales agents.
The Company sold 2,761,711 shares of Class A common stock through its Class A Common Stock ATM program during the three months ended March 31, 2022, which generated $24.9 million of gross proceeds, and net proceeds of $24.5 million after commissions, fees and other offering costs incurred of $0.4 million. The Company did not sell any shares under the Class A Common Stock ATM Program during the three months ended March 31, 2021.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of March 31, 2022.
•The Company had 7,933,711 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.
•No shares of Series B Preferred Stock were issued or outstanding as of March 31, 2022 or December 31, 2021.
•The Company had 4,594,498 shares of its Series C Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.
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
•The Company did not sell any shares of Series A Preferred Stock during the three months ended March 31, 2022.
•During the three months ended March 31, 2021, the Company sold 91,703 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.2 million, after commissions, fees, and other costs incurred of approximately $0.1 million.
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
•The Company did not sell any shares of Series C Preferred Stock during the three months ended March 31, 2022.
•During the three months ended March 31, 2021, the Company sold 564,101 shares under the Series C Preferred Stock ATM Program for gross proceeds of $14.1 million and net proceeds of $13.5 million, after commissions and fees paid of approximately $0.6 million.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2021 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of March 31, 2022 and December 31, 2021. See Note 13 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. Accordingly, these new LTIPs are reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of March 31, 2022. For additional information, see Note 13 — Equity-Based Compensation relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.
As of March 31, 2022 and December 31, 2021, non-controlling interest was comprised of the following components:

(In thousands)	March 31, 2022	December 31, 2021
Non-controlling interest attributable to LTIP Units	$11,544	$8,368
Non-controlling interest attributable to Class A Units	2,046	2,056
Total non-controlling interest	$13,590	$10,424
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
Note 10 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 15.8 years to 33.4 years as of March 31, 2022.
As of March 31, 2022, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.1 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three months ended March 31, 2022.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 26.8 years and a weighted-average discount rate of 7.5% as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company paid cash of $0.3 million and $0.3 million, respectively, for amounts included in the measurement of lease

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
liabilities and recorded expense of $0.5 million and $0.5 million, respectively. The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company as of March 31, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$1,185
2023	1,549
2024	1,560
2025	1,598
2026	1,628
Thereafter	42,730
Total lease payments	50,250
Less: Effects of discounting	(31,070)
Total present value of lease payments	$19,180
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
During the three months ended March 31, 2022 the Company did not incur any litigation costs related to the above matters. During the three months ended March 31, 2021, the Company incurred litigation costs of approximately $26,000. A portion of these litigation costs are subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”). There were no such reimbursements recorded during the three months ended March 31, 2022 or 2021. The Policies are subject to other claims that have priority over the Company’s claim for reimbursement, and have been exhausted.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The Company incurred $0.2 million and $14,000 of acquisition expenses and related cost reimbursements for the three months ended March 31, 2022 and 2021, respectively.
Asset Management Fees and Incentive Variable Management Fees

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statement of operations. The Company incurred $7.8 million and $7.3 million during the three months ended March 31, 2022 and 2021, respectively, in base management fees (including both the fixed and variable portion) and incentive management fees.
In addition, under the Advisory Agreement, the Company is required to pay the Advisor an incentive variable management fee equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings per share in excess of $0.275 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.3125 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. The definition of Adjusted Outstanding Shares (as defined in the Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Advisory Agreement, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds were reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ending December 31, 2021 in light of the continued economic impact of the COVID-19 pandemic.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any incentive management fees for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company incurred $0.1 million of incentive management fees.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Additionally, subsequent to March 31, 2022, certain subsidiaries of the OP each entered into a property management agreement with the Property Manager in connection with debt assumptions related to the acquisition of the properties of the CIM Portfolio Acquisition. Each property management agreement entitles the Property Manager to a management fee equal to 4% of the gross rental receipts from the properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15.0% administrative charge for common area expenses. In addition, under these property management agreements, the Property Manager is entitled to a construction fee equal to 6.0% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the properties.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
These reimbursements are included as part of Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statement of operations. During the three months ended March 31, 2022 and 2021, the Company incurred $2.7 million and $2.3 million, respectively, of reimbursement expenses to the Advisor for providing administrative services.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Under the agreement, the Company is required to reimburse the Advisor for a portion of the salary, wages, and benefits paid to the Company’s chief financial officer as part of the aggregate reimbursement for salaries, wages and benefits of employees of the Advisor or its affiliates, excluding any executive officer who is also a partner, member or equity owner of AR Global and subject to a limit on certain limitations.
The aggregate amount that may be reimbursed in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) for each fiscal year is subject to a limit that is equal to the greater of: (a) (the “Fixed Component”); and a (b) variable component (the “Variable Component”).
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the amendment for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%. As of March 31, 2022 and December 31, 2021, the Fixed Component was $7.7 million and $7.4 million, respectively.
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

	Three Months Ended March 31,		Payable (Receivable) as of
(In thousands)	2022	2021	March 31, 2022	December 31, 2021
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$203	$14	$203	$32
Ongoing fees:
Asset management fees to related party	7,826	7,321	—	—
Property management and leasing fees (2)	1,914	2,999	1,083	901
Professional fees and other reimbursements (3)	3,294	2,865	493	83
Total related party operating fees and reimbursements	$13,237	$13,199	$1,779	$1,016
______
(1)Amounts for the three months ended March 31, 2022 and 2021 included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2)Amounts for the three months ended March 31, 2022 and 2021 are included in property operating expenses in the consolidated statements of operations and comprehensive loss with the exception of approximately $0.3 million and $1.6 million of leasing fees incurred in the three months ended March 31, 2022 and 2021, respectively, which were capitalized and are included in deferred costs, net in the consolidated balance sheet. A portion of leasing fees are ultimately paid to a third party.
(3)Amounts for the three months ended March 31, 2022 and 2021 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors’ and officers’ insurance.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. However, during the years ended December 31, 2021 and 2020, the Company granted 278,278 and 309,475 restricted shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Company, any unvested restricted shares will be forfeited if the holder’s employment with the Advisor terminates for any reason. Upon a change in control of the Company, 50% of the unvested restricted shares will immediately vest and the remaining unvested restricted shares will be forfeited.

The following table reflects the activity of restricted shares for the three months ended March 31, 2022:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2021	422,869	$8.26
Granted	—	—
Vested	(496)	24.17
Forfeited	(275)	9.48
Unvested, March 31, 2022	422,098	8.24
As of March 31, 2022, the Company had $2.6 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.9 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $0.3 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The higher expense recorded in the three months ended March 31, 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
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
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended March 31, 2022 or 2021.
Multi-Year Outperformance Agreements
2021 OPP
On May 4, 2021, the Company’s independent directors authorized an award of LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021, and, on July 21, 2021, the Company, the OP and the Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The Company recorded $1.9 million in additional equity-based compensation expense during the year ended December 31, 2021 which represented the pro rata share of the 2021 OPP’s service period from May 4, 2021(date of grant) to July 20, 2024 (end of the performance period). As of July 20, 2021, the Initial Share Price and the number of LTIP Units to be granted under the 2021 OPP became known and the fair value of the award as of July 20, 2021 was determined to be $40.8 million. As a result, the award of LTIP Units under the 2021 OPP was reclassified as an equity award on July 20, 2021, with any change in value and cumulative effect thereof, reflected income and equity statements on that date.
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
Compensation Expense - 2021 OPP and 2018 OPP
During the three months ended March 31, 2022 and 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $3.2 million and $3.0 million, respectively. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2022, the Company had $29.3 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 2.3 years.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The Company paid distributions on LTIP Units of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2022 and 2021.
Note 14 — Net Income Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2022	2021
Net income (loss) attributable to common stockholders	$39,934	$(9,411)
Adjustments to net income (loss) for common share equivalents	(206)	(216)
Adjusted net income (loss) attributable to common stockholders	$39,728	$(9,627)

Weighted-average shares outstanding — Basic	128,640,845	108,436,571
Weighted-average shares outstanding — Diluted	130,048,111	108,436,571
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.31	$(0.09)
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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

	Three Months Ended March 31,
	2022	2021
Unvested restricted shares (1)	422,218	402,914
Class A Units (2)	172,921	172,921
2018 LTIP Units (3)	—	4,496,796
2021 LTIP Units (3)	7,121,619	—
Total	7,716,758	5,072,631
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 422,108 and 422,869 unvested restricted shares outstanding as of March 31, 2022 and 2021, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of March 31, 2022 and 2021.
(3)Weighted-average number of 2018 and 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of March 31, 2022 and 4,496,796 2018 LTIP Units outstanding as of March 31, 2021. For more information see Note 13— Equity-Based Compensation. Under the relative TSR portion of the 2021 OPP award, 1,407,266 LTIP units would have been issued had March 31, 2022 been the end of the measurement period and these units were included in the calculation for diluted EPS purposes.
If dilutive, conditionally issuable shares relating to the 2021 OPP award and 2018 OPP award would be included, as applicable, in the computation of fully diluted EPS on a weighted-average basis for the three months ended March 31, 2022 and 2021 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period.
No LTIP Unit share equivalents were included in the computation for the three months ended March 31, 2021 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2018 OPP) at March 31, 2021 or (ii) the Company recorded a net loss to common stockholders for the period, thus any shares conditionally issuable under the LTIPs would be anti-dilutive.
Note 15 - Segment Reporting
As of March 31, 2022 and December 31, 2021, as a result of the CIM Portfolio Acquisition and the related strategic shift in the Company’s operations, the Company concluded it operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company will evaluate performance and makes resource allocations based on its two business segments.
Previously, before the CIM Portfolio Acquisition (for which the purchase and sale agreement was signed on December 17, 2021), the Company concluded it was operating in one segment. Upon concluding that a change in its reporting segments has occurred, the Company retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in its Annual Report on Form 10-K for the year ended December 31, 2021. Below, the Company has restated the prior period to conform to its current segment reporting structure for comparative purposes. Hereafter, the Company will restate other prior quarterly periods for 2021 when they are subsequently reported in later filings for comparative purposes.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues from tenants, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
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
The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$53,282	$41,661	$94,943
Property operating expense	3,924	15,215	19,139
NOI	$49,358	$26,446	75,804
Asset management fees to related party			(7,826)
Impairment of real estate investments			(5,942)
Acquisition, transaction and other costs			(279)
Equity-based compensation			(3,498)
General and administrative			(6,833)
Depreciation and amortization			(37,688)
Gain on sale/exchange of real estate investments			53,569
Interest expense			(23,740)
Other income			18
Gain on non-designated derivatives			2,250
Net income attributable to non-controlling interests			(64)
Allocation for preferred stock			(5,837)
Net income attributable to common stockholders			$39,934

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Three Months Ended March 31, 2021
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$50,656	$28,531	$79,187
Property operating expense	2,593	10,846	13,439
NOI	$48,063	$17,685	65,748
Asset management fees to related party			(7,321)
Acquisition, transaction and other costs			(42)
Equity-based compensation			(4,347)
General and administrative			(6,449)
Depreciation and amortization			(32,319)
Gain on sale/exchange of real estate investments			286
Interest expense			(19,334)
Other income			24
Net loss attributable to non-controlling interests			6
Allocation for preferred stock			(5,663)
Net loss attributable to common stockholders			$(9,411)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,950,819	$1,973,743
Multi-tenant properties	2,107,488	1,233,030
Total investments in real estate, net	4,058,307	3,206,773
Cash and cash equivalents	82,106	214,853
Restricted cash	15,131	21,996
Deposits for real estate investments	40,331	41,928
Deferred costs, net	20,599	25,587
Straight-line rent receivable	63,608	70,789
Operating lease right-of-use assets	18,070	18,194
Prepaid expenses and other assets	33,573	26,877
Assets held for sale	—	187,213
Total assets	$4,331,725	$3,814,210
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Single-tenant properties	$208	$1,867
Multi-tenant properties	3,249	552
Total capital expenditures	$3,457	$2,419
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
CIM Portfolio Acquisition
Through April 29, 2022, the Company closed on 23 properties of the CIM Portfolio Acquisition for an aggregate contract purchase price of $277.8 million in two closings. The acquisitions were funded with the assumption of $171.5 million of fixed-rate mortgage debt, $100.0 million of borrowings under the Credit Facility, and the remainder with cash on hand. The assumed mortgages bear stated interest rates between 3.65% and 4.62% and mature between April 3, 2023 and September 1, 2033.
Dispositions Subsequent to March 31, 2022
Subsequent to March 31, 2022, the Company disposed of one property for a contract sales price of $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of The Necessity Retail REIT, Inc. and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to The Necessity Retail REIT, Inc., a Maryland corporation, including, as required by context, The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and its subsidiaries. We are externally managed by The Necessity Retail Advisors, LLC (our “Advisor”), a Delaware limited liability company.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
On December 17, 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties for $1.3 billion (the “CIM Portfolio Acquisition”). We have determined that the CIM Portfolio Acquisition will be accounted for as an asset acquisition. The acquisition is closing in multiple transactions in 2022 and the consideration includes cash, assumption of existing mortgage debt securing certain of the properties and the issuance of shares of our Class A common stock. In the three months ended March 31, 2022, we closed on the acquisition of 56 properties of the CIM Portfolio Acquisition for $728.4 million in cash, including $378.0 million drawn on our Credit Facility, the assumption of $19.3 million of existing mortgage debt and the issuance of $53.4 million of the Company’s Class A common stock at its value subject to repurchase. The CIM Portfolio Acquisition represented a strategic shift away from a primary focus on single-tenant retail properties. We closed on 23 properties from the CIM Portfolio Acquisition in two closings through April 29, 2022 (see Note 16 — Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information) and we expect to close on the remaining two properties from the CIM Portfolio Acquisition later in the second quarter of 2022. For additional information on the closing of the 56 properties of the CIM Portfolio Acquisition, including funding details, see “Liquidity and Capital Resources” herein and see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
In addition, we acquired two additional single-tenant properties and one additional multi-tenant retail property in the three months ended March 31, 2022 for an aggregate contract purchase price of $40.9 million, funded entirely with cash on hand.
As of March 31, 2022, we owned 1,029 properties, comprised of 26.2 million rentable square feet, which were 91.4% leased, including 939 single-tenant net leased commercial properties (899 of which are retail properties) and 90 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of March 31, 2022, the total single-tenant properties comprised 54% of our total portfolio and were 67% leased to service retail tenants, and the total multi-tenant properties comprised 46% of our portfolio, and were 45% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others. Substantially all of our business is conducted through the OP and its wholly owned subsidiaries. The Advisor manages our day-to-day business with the assistance of our property manager, Necessity Retail Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.

For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of March 31, 2022, approximately 53.9% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 41.0% with actual investment grade ratings and 12.9% with implied investment grade ratings, and approximately 38.1% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 26.8% with actual investment grade ratings and 11.3% with implied investment grade ratings.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic has created several risks and uncertainties that may impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
We have taken several steps to mitigate the impact of the pandemic on our business. We have been in direct contact with our tenants since the crisis began, cultivating open dialogue and deepening the fundamental relationships that we have carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we have had positive results in our cash rent collections during this pandemic. We have collected 99% of the original cash rent due for the first quarter of 2022 across our entire portfolio, (based on the total of first quarter 2022 cash rent due across our portfolio). This was consistent with the quarterly collections during 2021 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 98% of original cash rent collections for the first quarter of 2022.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2021, we granted rent deferrals for an aggregate of $0.4 million or approximately 1% of original cash rent due for the year. Nearly all amounts deferred are scheduled for repayment during various times through the end of 2022. During the three months ended March 31, 2022 we did not defer any additional rents. During the first quarter of 2022, we collected approximately 13% of the total $7.4 million rents we previously deferred.
During the first quarter of 2022, we did not grant any rent abatements. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the first quarter of 2022 includes cash receipts as of April 30, 2022. Cash receipts received in April are not, however, included in cash and cash equivalents on our March 31, 2022 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including amounts previously deferred. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below shows the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020, 2021 and 2022:

	Total Collections			Without Deferred Rents
Period	Single-Tenant	Multi-Tenant	Total Portfolio	Single-Tenant	Multi-Tenant	Total Portfolio
First Quarter 2020	98%	100%	99%	98%	100%	99%
Second Quarter 2020	96%	72%	88%	96%	72%	88%
Third Quarter 2020	98%	85%	94%	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%	100%	91%	97%
First Quarter 2021	100%	99%	100%	99%	95%	98%
Second Quarter 2021	100%	100%	100%	99%	97%	99%
Third Quarter 2021	98%	100%	99%	98%	96%	97%
Fourth Quarter 2021	99%	100%	100%	99%	97%	98%
First Quarter 2022	98%	100%	99%	97%	98%	98%
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2021 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we own at March 31, 2022:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	6.1	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	15.5	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	6.2	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	5.3	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	6.1	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	1.8	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	6.9	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	5.7	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	5.8	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	4.7	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	7.2	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	8.3	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	7.6	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	1.2	100.0%
Walgreens II	Single-Tenant	Aug 2013	1	14	11.0	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	3.9	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	6.0	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	0.5	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	3.7	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	3.8	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	5.0	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	6.3	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	3.0	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	1.2	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	1.2	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	3.3	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	3.1	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	9.3	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	4.0	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	2.5	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	14.8	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	6.3	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	6.0	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	5.5	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	4.8	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	4.1	100.0%
Truist Bank I (2)	Single-Tenant	Sep 2013	17	90	6.0	96.1%
National Tire & Battery I	Single-Tenant	Sep 2013	1	11	1.7	100.0%
Circle K I	Single-Tenant	Sep 2013	19	55	6.6	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	5.4	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	7.1	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	1.2	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	7.3	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	9.6	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	7.5	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	1.8	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	1.5	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
United Healthcare I (4)	Single-Tenant	Oct 2013	1	400	—	—%
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	10.2	100.0%
Tractor Supply III	Single-Tenant	Oct 2013	1	19	6.1	100.0%
Verizon Wireless	Single-Tenant	Oct 2013	1	4	7.5	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	5.1	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	1.0	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	1.3	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	5.4	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	6.7	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	9.7	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	9.3	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	1.3	100.0%
Burger King I	Single-Tenant	Nov 2013	41	169	15.5	100.0%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	6.2	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	6.6	100.0%
FedEx Ground III	Single-Tenant	Nov 2013	1	24	1.4	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	3.7	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	1.0	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	1.8	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	6.3	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	6.1	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	1.8	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	3.0	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	1.8	100.0%
Truist Bank II (2)	Single-Tenant	Jan 2014	14	76	5.2	82.6%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	2.4	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	1.2	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	1.6	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	2.3	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	1.4	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	1.0	100.0%
C&S Wholesale Grocer I	Single-Tenant	Feb 2014	1	360	0.2	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	9.8	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	1.3	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	6.0	100.0%
Truist Bank III [2]	Single-Tenant	Mar 2014	64	327	7.5	95.0%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	7.8	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	7.0	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	8.7	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	1.5	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	6.0	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	2.0	100.0%
Stop & Shop I	Single-Tenant	May 2014	7	492	4.8	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	—	—%
Dollar General XIX	Single-Tenant	May 2014	1	12	6.4	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	5.1	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	6.4	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	5.1	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	3.3	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	3.4	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	3.5	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	3.6	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	3.7	91.6%
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	4.3	87.8%
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.7	85.9%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	8.6	85.3%
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	8.0	80.9%
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	4.8	98.8%
Stirling Slidell Centre	Multi-Tenant	Feb 2017	1	208	1.2	63.5%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	3.3	98.3%
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	1.7	99.5%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	3.7	87.4%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.3	95.1%
Shoppes of West Melbourne	Multi-Tenant	Feb 2017	1	144	6.0	83.1%
The Centrum	Multi-Tenant	Feb 2017	1	274	9.7	80.0%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	2.9	58.7%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	4.1	82.6%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	3.8	79.6%
Colonial Landing	Multi-Tenant	Feb 2017	1	264	7.0	93.3%
The Shops at West End	Multi-Tenant	Feb 2017	1	382	6.5	81.5%
Township Marketplace	Multi-Tenant	Feb 2017	1	299	2.6	85.1%
Cross Pointe Centre	Multi-Tenant	Feb 2017	1	226	9.1	98.6%
Towne Centre Plaza	Multi-Tenant	Feb 2017	1	94	4.0	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	5.2	100.0%
Pine Ridge Plaza	Multi-Tenant	Feb 2017	1	239	2.9	95.8%
Bison Hollow	Multi-Tenant	Feb 2017	1	135	2.7	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	5.1	97.0%
Northpark Center	Multi-Tenant	Feb 2017	1	318	4.2	97.2%
Anderson Station	Multi-Tenant	Feb 2017	1	244	5.0	100.0%
Patton Creek	Multi-Tenant	Feb 2017	1	491	3.2	74.2%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	3.3	98.0%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	3.1	89.5%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	4.2	83.8%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.7	93.3%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	4.3	93.4%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	7.4	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	2.8	100.0%
Bob Evans I	Single-Tenant	Apr 2017	22	111	15.1	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	4.2	100.0%
Chili's II	Single-Tenant	May 2017	1	6	5.6	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	10.3	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	7.4	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	7.6	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	5.3	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	5.6	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	5.3	100.0%
Hardee's I	Single-Tenant	Sep 2017	1	4	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	4.6	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	15.3	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	15.7	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	8.3	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	11.8	100.0%
Mountain Express I	Single-Tenant	Jan 2018	9	30	15.8	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	6.2	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
DaVita I	Single-Tenant	Feb 2018	2	13	3.9	100.0%
Imperial I	Single-Tenant	Mar 2018	9	22	18.6	100.0%
Mountain Express II	Single-Tenant	Jun 2018	15	59	16.1	100.0%
Dialysis I	Single-Tenant	Jul 2018	7	65	6.1	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	11.4	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	11.4	100.0%
Imperial II	Single-Tenant	Aug 2018	9	18	18.6	100.0%
Bob Evans II	Single-Tenant	Aug 2018	22	112	15.1	100.0%
Mountain Express III	Single-Tenant	Sep 2018	14	47	16.3	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	11.6	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	18.8	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	5.5	100.0%
Pizza Hut I	Single-Tenant	Oct 2018	9	23	11.6	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	16.8	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	10.0	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	9.4	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	5.2	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	16.8	100.0%
Mountain Express IV	Single-Tenant	Feb 2019	8	28	16.8	100.0%
Mountain Express V	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	16.9	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	9.7	100.0%
Mountain Express VI	Single-Tenant	Jun 2019	1	3	16.8	100.0%
IMTAA	Single-Tenant	May 2019; Jan 2020	12	40	17.3	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	17.2	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	10.1	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	4.8	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	8.5	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	7.0	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	8.7	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	12.4	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	17.5	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	17.4	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	7.4	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	6.7	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	17.7	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	7.3	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	8.2	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	10.1	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	17.8	100.0%
American Car Center I	Single-Tenant	Mar 2020	16	178	18.0	100.0%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	8.6	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	18.0	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	18.0	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	18.1	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	9.3	100.0%
GPM	Single-Tenant	Jul. 2020	30	112	14.2	100.0%
IMTAA II	Single-Tenant	Aug 2020; Dec 2020	10	54	13.4	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	8.9	100.0%
Kalma Kaur	Single-Tenant	Dec 2020	10	37	18.8	100.0%
Dialysis III	Single-Tenant	Dec 2020	16	139	3.7	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	19.0	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	5.2	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	5.8	100.0%
Pick N'Save	Single-Tenant	Jun 2021	1	61	6.8	100.0%
Tidal Wave I	Single-Tenant	Jul 2021	14	54	19.3	100.0%
Imperial Reliance	Single-Tenant	Jul 2021	2	4	19.3	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	5.2	100.1%
Heritage I	Single-Tenant	Dec 2021; Jan 2022	6	51	19.8	100.0%
Fidelity I	Single-Tenant	Dec 2021	6	55	19.8	100.0%
BJ's Wholesale Club II	Single-Tenant	Jan 2022	1	68	6.5	100.0%
McCain Plaza	Multi-Tenant	Jan 2022	1	308	4.5	96.6%
Ventura Place	Multi-Tenant	Feb. 2022	1	67	5.5	92.5%
Market at Clifty Crossing	Multi-Tenant	Feb. 2022	1	198	2.6	77.1%
Crosspoint Shopping Center	Multi-Tenant	Feb. 2022	1	170	4.9	87.8%
Melody Mountain	Multi-Tenant	Feb. 2022	1	66	1.8	100.0%
Owensboro Town Center	Multi-Tenant	Feb. 2022	1	165	3.1	91.8%
Plainfield Marketplace	Multi-Tenant	Feb. 2022	1	125	1.4	85.0%
Pecanland Plaza	Multi-Tenant	Feb. 2022	1	112	3.2	93.6%
Mattress Firm & Aspen Dental	Multi-Tenant	Feb. 2022	1	10	2.3	34.9%
Mattress Firm & Five Guys	Multi-Tenant	Feb. 2022	1	8	5.8	100.0%
Shoppes at Stroud	Multi-Tenant	Feb. 2022	1	141	4.9	94.3%
FreshThyme & DSW	Multi-Tenant	Feb. 2022	1	49	2.1	100.0%
Carlisle Crossing	Multi-Tenant	Feb. 2022	1	152	3.1	76.2%
Shippensburg Marketplace	Multi-Tenant	Feb. 2022	1	60	5.9	84.3%
Shouthwest Plaza	Multi-Tenant	Feb. 2022	1	368	3.8	68.5%
Lord Salisbury Center	Multi-Tenant	Feb. 2022	1	114	4.1	81.2%
Derby Marketplace	Multi-Tenant	Feb. 2022	1	100	6.3	100.0%
Fairlane Green	Multi-Tenant	Feb. 2022	1	95	5.3	100.0%
Shoe Carnival & Buffalo Wild Wings	Multi-Tenant	Feb. 2022	1	15	5.6	100.0%
Tellico Village	Multi-Tenant	Feb. 2022	1	41	6.0	100.0%
Triangle Town Place	Multi-Tenant	Feb. 2022	1	149	4.5	93.9%
Mattress Firm & Panera Bread	Multi-Tenant	Feb. 2022	1	9	5.8	100.0%
Enid Crossing	Multi-Tenant	Feb. 2022	1	48	3.8	100.0%
Dick's PetSmart Center	Multi-Tenant	Feb. 2022	1	52	3.9	100.0%
Rolling Acres	Multi-Tenant	Feb. 2022	1	189	4.0	89.3%
Mattress Firm & Kay Jewelers	Multi-Tenant	Feb. 2022	1	7	3.6	100.0%
Fountain Square	Multi-Tenant	Feb. 2022	1	166	3.2	77.2%
Shops at Abilene	Multi-Tenant	Feb. 2022	1	176	3.5	97.3%
Shoppes of Gary Farms	Multi-Tenant	Feb. 2022	1	100	1.9	95.5%
Brynwood Square	Multi-Tenant	Feb. 2022	1	121	1.9	18.3%
PetSmart & Old Navy	Multi-Tenant	Feb. 2022	1	29	8.2	100.0%
Crossroads Annex	Multi-Tenant	Feb. 2022	1	41	2.3	100.0%
Crossroads Commons	Multi-Tenant	Feb. 2022	1	47	3.3	100.0%
Sutters Creek	Multi-Tenant	Feb. 2022	1	80	7.0	100.0%
Darien Towne Center	Multi-Tenant	Feb. 2022	1	177	2.8	93.1%
Westover Market	Multi-Tenant	Feb. 2022	1	61	6.3	100.0%
Summerfield Crossing	Multi-Tenant	Feb. 2022	1	114	6.8	100.0%
University Marketplace	Multi-Tenant	Feb. 2022	1	86	3.1	100.0%
The Market at Polaris	Multi-Tenant	Feb. 2022	1	111	5.6	64.8%
Beaver Creek Shopping Center	Multi-Tenant	Feb. 2022	1	284	4.9	77.9%
Wallace Commons	Multi-Tenant	Feb. 2022	1	111	4.9	100.0%
Plaza San Mateo	Multi-Tenant	Feb. 2022	1	63	2.8	98.1%
Turfway Crossing	Multi-Tenant	Feb. 2022	1	100	1.6	92.8%
Nordstrom Rack	Multi-Tenant	Feb. 2022	1	45	8.7	97.7%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Evergreen Marketplace	Multi-Tenant	Feb. 2022	1	50	2.8	100.0%
Lawton Marketplace	Multi-Tenant	Feb. 2022	1	188	6.4	83.8%
Blankenbaker Plaza	Multi-Tenant	Feb. 2022	1	88	4.1	81.6%
Cottonwood Commons	Multi-Tenant	Feb. 2022	1	192	4.5	86.5%
Houma Crossing	Multi-Tenant	Feb. 2022	1	181	5.9	90.0%
Target Center	Multi-Tenant	Feb. 2022	1	84	1.0	100.0%
The Center at Hobbs Brook	Multi-Tenant	Feb. 2022	1	231	4.4	95.1%
Fourth Creek Landing	Multi-Tenant	Feb. 2022	1	68	4.3	100.0%
Lafayette Pavillion	Multi-Tenant	Feb. 2022	1	382	6.0	71.7%
North Lake Square	Multi-Tenant	Feb. 2022	1	140	6.9	100.0%
Western Crossing	Multi-Tenant	Feb. 2022	1	68	7.1	100.0%
Almeda Crossing	Multi-Tenant	Mar. 2022	1	223	3.4	79.9%
Boston Commons	Multi-Tenant	Mar. 2022	1	103	6.1	95.5%

			1,029	26,153	7.4	91.4%
________
(1)Remaining lease term in years as of March 31, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes five properties leased to Truist Bank which were unoccupied as of March 31, 2022 and are being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Multi-tenant properties. All other properties are single-tenant.
(4)The tenant’s lease at this property expired effective July 1, 2021.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term [1]	Percentage Leased
		(In thousands)
Single-Tenant	939	12,186	10.0	95.7%
Multi-Tenant	90	13,967	4.6	87.6%
Total	1,029	26,153	7.4	91.4%
___________
(1)Remaining lease term in years as of March 31, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
Leasing Activity
The following tables summarize our leasing activity by segment during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
			(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	—	—	$—	$—	$—	$—
Lease renewals/amendments (2)	2	18,269	$164	$159	$45	$2.46
Lease terminations (3)	7	87,947	$1,799	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of March 31, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2022. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

	Three Months Ended March 31, 2022
			(In thousands)
Multi-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal/	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	7	59,631	$—	$1,034	$307	$5.15
Lease renewals/amendments (2)	18	178,920	$2,615	$2,756	$400	$2.24
Lease terminations (3)	—	—	$—	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of March 31, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2022. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management update on Impacts of the COVID-19 Pandemic - Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.
Results of Operations
In December 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties (the “CIM Portfolio Acquisition”), representing a strategic shift away from a sole focus on single-tenant retail properties. Accordingly, as of December 31, 2021 we began operating in two reportable business segments for management and internal financial reporting purposes. In our single-tenant operating segment, we own, manage and lease single-tenant properties where tenants are required to pay for property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our multi-tenant operating segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses.
In addition to the comparative quarter-over-quarter discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2022, we owned 1,029 properties. There were 901 properties (our “Three Month Same Store”) owned for the entire quarters ended March 31, 2022 and 2021 which were 93.0% leased as of March 31, 2022. Since January 1, 2021 and through March 31, 2022, we acquired 128 properties (our “Acquisitions Since January 1, 2021”) which were 87.5% leased as of March 31, 2022, and disposed of 19 properties (our “Disposals Since January 1, 2021”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, December 31, 2020	887	33	920
Acquisition activity during the year ended December 31, 2021	69	—	69
Disposition activity during the year ended December 31, 2021	(13)	—	(13)
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the quarter ended March 31, 2022	2	57	59
Disposition activity during the quarter ended March 31, 2022	(6)	—	(6)
Number of properties, March 31, 2022	939	90	1,029

Number of Same Store Properties	868	33	901

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$
Revenue from tenants	$94,943	$79,187	$15,756

Operating expenses:
Asset management fees to related party	7,826	7,321	505
Property operating expense	19,139	13,439	5,700
Impairment of real estate investments	5,942	—	5,942
Acquisition, transaction and other costs	279	42	237
Equity-based compensation	3,498	4,347	(849)
General and administrative	6,833	6,449	384
Depreciation and amortization	37,688	32,319	5,369
Total operating expenses	81,205	63,917	17,288
Operating income before gain on sale of real estate investments	13,738	15,270	(1,532)
Gain on sale/exchange of real estate investments	53,569	286	53,283
Operating income	67,307	15,556	51,751
Other (expense) income:
Interest expense	(23,740)	(19,334)	(4,406)
Other income	18	24	(6)
Loss on non-designated derivatives	2,250	—	—
Total other expense, net	(21,472)	(19,310)	(4,412)
Net income (loss)	45,835	(3,754)	47,339
Net (income) loss attributable to non-controlling interests	(64)	6	(70)
Allocation for preferred stock	(5,837)	(5,663)	(174)
Net income (loss) attributable to common stockholders	$39,934	$(9,411)	$47,095

Net Income (Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $39.9 million for the three months ended March 31, 2022, as compared to a loss of $9.4 million for the three months ended March 31, 2021. The change in net income (loss) attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the three months ended March 31, 2022 and 2021:

	Same Store (1) (2)			Acquisitions (3)			Disposals (4)			Segment Total (5)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$49,038	$45,614	$3,424	$3,984	$17	$3,967	$260	$5,025	$(4,765)	$53,282	$50,656	$2,626
Less: Property operating	3,549	2,507	1,042	342	4	338	33	82	(49)	3,924	2,593	1,331
NOI	$45,489	$43,107	$2,382	$3,642	$13	$3,629	$227	$4,943	$(4,716)	$49,358	$48,063	$1,295
______
(1)Our single-tenant segment included 868 Same Store properties.
(2)Our single-tenant segment included 71 Acquisition properties.
(3)Our single-tenant segment included 19 Disposition properties.
(4)Our single-tenant segment included 939 properties.
Revenue from Tenants
Revenue from tenants increased $2.6 million to $53.3 million for the three months ended March 31, 2022, compared to $50.7 million for the three months ended March 31, 2021. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since January 1, 2021 of approximately $4.0 million, and by an increase in our Three Month Same Store revenue of approximately $3.4 million, partially offset by a decrease of $4.8 million from our Dispositions Since January 1, 2021—most significantly from the disposition of our Sanofi property on January 6, 2022, which had annual rents of approximately $17.2 million.
The increase in our Three Month Same Store revenue was mainly due to $4.5 million of termination fee income recorded in the three months ended March 31, 2022 as well as by an increase of $1.2 million of operating expense reimbursement revenue. These increases were partially offset by $1.4 million of lower revenue from our United Healthcare property, which had annual rents of $5.4 million prior to its vacancy on June 30, 2021, as well as $0.9 million of lower revenue from other properties which were vacant in the three months ended March 2022 but which were occupied in the three months ended March 31, 2021.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $1.3 million to $3.9 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. This increase was driven by an increase of approximately $1.0 million in our Three Month Same Store Properties and by an increase of $0.3 million from our Acquisitions Since January 1, 2021.

Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the three months ended March 31, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$29,147	$28,531	$616	$12,514	$—	$12,514	$—	$—	$—	$41,661	$28,531	$13,130
Less: Property operating	10,992	10,846	146	4,223	—	4,223	—	—	—	15,215	10,846	4,369
NOI	$18,155	$17,685	$470	$8,291	$—	$8,291	$—	$—	$—	$26,446	$17,685	$8,761
______
(1)Our multi-tenant segment included 33 Same Store properties.
(2)Our multi-tenant segment included 57 Acquisition properties.
(3) Our multi-tenant segment included 0 Disposition properties.
(4)Our multi-tenant segment included 90 properties.
Revenue from Tenants
Revenue from tenants increased $13.1 million to $41.7 million for the three months ended March 31, 2022, compared to $28.5 million for the three months ended March 31, 2021. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since January 1, 2021 of approximately $12.5 million, and by an increase in our Three Month Same Store revenue of approximately $0.6 million. The increase in revenue from our Acquisitions Since January 1, 2021 was primarily due to the 56 properties acquired in the first quarter of 2022 from the CIM Portfolio Acquisition.
The increase in our Three Month Same Store revenue was mainly due to $0.6 million of increased revenue through marginally higher occupancy in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $4.4 million to $15.2 million for the three months ended March 31, 2022 compared to $10.8 million for the three months ended March 31, 2021. This increase was driven by an increase of approximately $0.1 million in our Three Month Same Store Properties, and by an increase of $4.2 million from our Acquisitions Since January 1, 2021.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.5 million to $7.8 million for the three months ended March 31, 2022, compared to $7.3 million for the three months ended March 31, 2021, primarily due to an increase of $0.5 million in the variable portion of the base management fee due to our increased equity during the respective periods from equity issuances in 2022 and 2021.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, including shares subject to repurchase, preferred stock and certain convertible debt but excluding among other things, equity-based compensation). The variable portion of the base management fee will increase in connection with future issuances of equity securities.
In light of the unprecedented market disruption resulting from the COVID-19 pandemic, in March 2020, we agreed with the Advisor to amend the advisory agreement to temporarily lower the quarterly thresholds we must reach on a quarterly basis for the Advisor to receive the variable incentive management fee through the end of 2020, and in January 2021, we agreed with the Advisor to further amend the advisory agreement to extend the expiration of these thresholds through the end of 2021, at which point it was not renewed. Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding fees incurred from the Advisor.
Impairment Charges
We recorded $5.9 million of impairment charges for the three months ended March 31, 2022, $3.8 million of which related to one single-tenant property formerly leased to United Healthcare, and $2.1 million of which related to three properties leased to Truist bank. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew their lease. We previously impaired the United Healthcare property by $26.9 million during the three months ended December 31, 2021.

The additional impairments in the three months ended March 31, 2022 reflect consideration of sales prices received from potential buyers. All of the impaired properties were impaired to adjust the properties to their fair values as determined by their respective purchase and sales agreements or non-binding letters of intents. We did not record any impairment charges during the three months ended March 31, 2021.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased $0.2 million to $0.3 million for the three months ended March 31, 2022, compared to $42,000 for the three months ended March 31, 2021. The increase was primarily due to increased acquisition activity in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Equity-Based Compensation
Equity-based compensation decreased by $0.8 million to $3.5 million during the three months ended March 31, 2022 compared to $4.3 million during the three months ended March 31, 2021. Equity-compensation expenses relates to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units of limited partnership designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2021 (the “2021 OPP”) or granted in 2018 with respect to expense recorded in the first quarter of 2021 (the “ 2018 OPP”).
The higher expense recorded in the first quarter of 2021 was due to an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the three months ended March 31, 2021. For additional details, including the February 2021 restricted share activity and the 2018 OPP and the LTIP Units, see Note 13 — Equity-Based Compensation.
General and Administrative Expense
General and administrative expense increased $0.4 million to $6.8 million for the three months ended March 31, 2022, compared to $6.4 million for the three months ended March 31, 2021. The increase was due to higher miscellaneous costs incurred in the three months ended March 31, 202 as compared to the three months ended March 31, 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.4 million to $37.7 million for the three months ended March 31, 2022, compared to $32.3 million for the three months ended March 31, 2021. Depreciation and amortization expense was impacted by an increase of $8.9 million related to our Acquisitions Since January 1, 2021, partially offset by a decrease of $0.9 million from our Three Month Same Store properties as well as by $2.6 million from our Dispositions Since January 1, 2021.
Gain on Sale/Exchange of Real Estate Investments
During the three months ended March 31, 2022 we sold six properties. These properties sold for an aggregate contract price of $265.2 million, resulting in aggregate gains on sale of $53.6 million. During the three months ended March 31, 2021 we sold two properties for an aggregate contract price of $0.6 million, resulting in aggregate gains on sale of $0.3 million.
Interest Expense
Interest expense increased $4.4 million to $23.7 million for the three months ended March 31, 2022, compared to $19.3 million for the three months ended March 31, 2021. This increase was mainly due to the issuance of our $500.0 million in 4.50% per annum Senior Notes which incurred interest of $5.6 million in the three months ended March 31, 2022. This increase was partially offset by lower average interest rates on our mortgages and Credit Facility, as well as by a lower average balance of our Credit Facility.
During the three months ended March 31, 2022 and 2021, the average outstanding balances on our mortgage notes payable were $1.5 billion in each period, and our average outstanding balance under our revolving, unsecured corporate credit facility (the “Credit Facility”) was $165.7 million and $280.9 million, respectively. For the three months ended March 31, 2022 and 2021, the weighted-average interest rates on our mortgage notes payable were 3.80% and 4.02% and the weighted-average interest rates on our Credit Facility were 2.01% and 2.79%, respectively. The reduction of the weighted-average interest rate on our Credit Facility during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to lower credit spreads to LIBOR on our Credit Facility amendment and restatement which occurred on October 1, 2021. We anticipate that the interest rate on our Credit Facility will increase throughout 2022 as a result of, among other things, recent actions taken by the Federal Reserve Board to increase interest rates and their intention to reduce assets from their balance sheet. See Item 1.A Risk Factors for additional information.
Other Income
Other income was $18,000 and $24,000 for the three months ended March 31, 2022 and 2021.
Gain on Non-Designated Derivative
For additional information, see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Our cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities was $45.1 million during the three months ended March 31, 2022 and consisted of net income of $45.8 million, adjusted for non-cash items of $6.9 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $1.1 million, a decrease in deferred rent of $2.3 million, an increase in accounts payable and accrued expenses of $4.1 million and a decrease in prepaid expenses and other assets of $5.5 million.
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
Cash Flows from Investing Activities
The net cash used in investing activities during the three months ended March 31, 2022 of $545.4 million consisted primarily of cash paid for investments in real estate and other assets of $786.3 million, capital expenditures of $3.2 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $244.2 million.
The net cash used in investing activities during the three months ended March 31, 2021 of $37.5 million consisted primarily of cash paid for investments in real estate and other assets of $37.2 million, capital expenditures of $0.9 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $0.6 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $360.7 million during the three months ended March 31, 2022 consisted primarily of proceeds from our Credit Facility of $378.0 million and net proceeds from the issuance of Class A common stock of $24.9 million. These cash inflows were partially offset by cash dividends paid to holders of Class A common stock of $26.7 million, cash dividends paid to holders of our Series A Preferred Stock of $3.7 million and cash dividends paid to holders of Series C Preferred Stock of $2.1 million.
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
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, dividends on our Class A common stock (including our shares subject to repurchase), dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock, and capital expenditures. In addition, our demand for cash includes the purchase of additional properties.
CIM Portfolio Acquisition

In December 2021, we signed a purchase and sale agreement for the CIM Portfolio Acquisition, which consists of 79 multi-tenant retail centers and two single-tenant properties, for a contract purchase price of $1.3 billion. In the three months ended March 31, 2022, we closed on the acquisition of 56 of these properties for a contract purchase price of $801.1 million. We funded the closing of these properties with cash of $728.4 million, the assumption of $19.3 million of existing mortgage debt and the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million, for accounting purposes, in value at issuance ($53.4 million of value subject to repurchase), which were issued at a weighted-average price of $7.75 per share in value at issuance ($8.28 per share of value subject to repurchase).
The cash used in the closings consisted of $350.4 million, which included net proceeds from the approximately $260.7 million sale of our Sanofi property, the remaining proceeds from our Senior Notes offering, and $378.0 million from borrowings under our Credit Facility. In addition, the Company acquired two additional single-tenant retail properties and one additional multi-tenant retail property in the three months ended March 31, 2022 for an aggregate contract purchase price of $40.9 million, which was funded entirely with cash on hand. Of the 59 properties acquired in the three months ended March 31, 2022, 53 properties were added to the borrowing base of the Credit Facility.
Subsequent to March 31, 2022, we closed on 23 properties from the CIM Portfolio Acquisition in two closings through April 29, 2022, for a contract purchase price of $277.8 million. We expect to add any unencumbered assets from these closings to the borrowing base of our Credit Facility. The acquisition of the 23 properties through April 29, 2022 was funded with the assumption of $171.5 million of fixed-rate mortgage debt, $100.0 million of borrowings under the Credit Facility and the remainder with cash on hand.
We expect to close on the remaining two properties of the CIM Portfolio Acquisition later in the second quarter of 2022 for a contract purchase price of $240.0 million. We expect to fund the acquisitions with $165.7 million of assumed mortgages, $34.3 million of additional borrowings under our Credit Facility, the application of our previously funded deposit of $40.0 million and any remainder with cash on hand.
Short-Term Material Cash Requirements
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $82.1 million and $214.9 million, respectively.
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
Deleveraging Initiative
In May 2021, we began a deleveraging initiative to reduce our net debt relative to our earnings. We hope to achieve this initiative by:
•reducing outstanding debt over time;
•funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios;
•raising equity to fund acquisitions and pay down debt; and
•increasing revenues through external and internal growth factors such as property acquisitions and multi-tenant leasing activity.
The CIM Portfolio Acquisition has increased our leverage in the three months ended March 31, 2022, and our leverage is expected to further increase in the second quarter of 2022 as a result of the assumption of mortgages and additional draws on our Credit Facility to finance the remainder of the CIM Portfolio Acquisition, however, we plan to continue with our deleveraging strategy after the completion of the CIM Portfolio Acquisition. We may, however, issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. We have additionally identified approximately $250.0 million of certain assets acquired in the CIM Portfolio Acquisition that we intend to market for sale, the net proceeds of which, after taxes and selling costs, will be used to repay debt. We have not entered into any agreements to dispose of these identified assets, and there is no assurance that we will be able to enter into agreements to sell these assets on acceptable terms and conditions.

Mortgage Notes Payable, Credit Facility and Senior Notes — March 31, 2022
As of March 31, 2022, we had $1.5 billion of gross mortgage notes payable outstanding, $500.0 million of gross Senior Notes outstanding and $378.0 million outstanding under our Credit Facility. Of our total gross debt, 84.2% is fixed-rate and 15.8% is variable-rate.
As of March 31, 2022, our net debt to gross asset value ratio was 46.0%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of March 31, 2022, the weighted-average interest rates on the mortgage notes payable, Credit Facility and Senior Notes were 3.80%, 2.19% and 4.50%, respectively.
We assumed a $19.3 million mortgage with interest fixed at 4.52%, maturing on September 31, 2023, related to the closing of the 56 properties from the CIM Portfolio Acquisition in the three months ended March 31, 2022, and we assumed an additional $171.5 million of aggregate fixed-rate mortgage debt subsequent to March 31, 2022, which bear stated interest rates between 3.65% and 4.62% and mature between April 3, 2023 and September 1, 2033.
Based on debt outstanding as of March 31, 2022, future anticipated principal payments on our mortgage notes payable for the remainder of 2022 and the year ended December 31, 2023 are $2.8 million and $21.9 million, respectively. We do not anticipate to have any significant additional principal payments for the remainder of 2022, but for the year ended December 31, 2023, we anticipate the need to repay or refinance $286.9 million of the total $337.2 million we have assumed subsequent to March 31, 2022, or expect to assume. In light of the current direction of interest rates, the rates we pay on debt which we refinance may be higher than the rates on debt we assume.
As of March 31, 2022, we had $4.7 billion in gross real estate assets, at cost, and we had pledged approximately $2.5 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $2.1 billion of these gross real estate investments, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility which had a total borrowing capacity thereunder of $550.8 million. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
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
Senior Notes
The Senior Notes are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by the subsidiaries of the Company and the OP that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of these entities that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, will be required to execute a Senior Note Guarantee.
As of March 31, 2022, we were in compliance with all the operating and financial covenants under the Senior Notes and mortgages.
Credit Facility — Terms and Capacity
As of March 31, 2022 we had $378.0 million outstanding under the Credit Facility. We did not have any amounts outstanding under the Credit Facility as of December 31, 2021.
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
The Credit Facility requires payments of interest only prior to maturity. At the execution of the amendment and restatement of the Credit Facility the interest rate was LIBOR plus 1.90% per annum. Following the amendment and restatement of the Credit Facility, borrowings bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on our consolidated leverage ratio. These spreads reflect a reduction from the previously applicable spreads. In addition, pursuant to the Credit Facility, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on our credit rating of ours or the OP, and (ii) the “floor” on LIBOR was decreased from 0.25% to 0%. The Credit Facility includes provisions related to the anticipated transition from LIBOR to an alternative benchmark rate. As of March 31, 2022, we have elected to use LIBOR for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
As of March 31, 2022 we were in compliance with the operating and financial covenants under the Credit Facility.
As of March 31, 2022 we had $172.8 million available for future borrowings. We borrowed an additional $100.0 million subsequent to March 31, 2022 to partially fund the purchase of 23 properties which were part of the CIM Portfolio Acquisition. We anticipate borrowing an additional $34.3 million to acquire the remaining two properties of the CIM Portfolio Acquisition.
See Note 5 — Credit Facility for additional information regarding our Credit Facility.
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
While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that time. To transition from LIBOR under the Credit Facility, we will either utilize the Base Rate (as defined in the Credit Facility) or an alternative benchmark established by the agent in accordance with the terms of the Credit Facility, which will be SOFR if available or an alternate benchmark that is being widely used in the market at that time as selected by the agent.
Acquisitions and Dispositions — Three Months Ended March 31, 2022
One of our primary uses of cash during the three months ended March 31, 2022 was for acquisitions of properties.
During the three months ended March 31, 2022, we acquired 59 properties for an aggregate purchase price of $786.3 million, including capitalized acquisition costs. The acquisitions during the three months ended March 31, 2022 includes 56 properties related to the CIM Portfolio Acquisition. The acquisition of the 56 properties related to the CIM Portfolio Acquisition were funded with cash of $728.4 million, the assumption of $19.3 million of existing mortgage debt and the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million in value at issuance ($53.4 million of value subject to repurchase), which were issued at a weighted-average price of $7.75 per share in value at issuance ($8.28 per share of value subject to repurchase). The remaining three properties acquired in the three months ended March 31, 2022 were funded entirely with cash on hand.
During the three months ended March 31, 2022, we sold six properties, for an aggregate contract price of $265.2 million, excluding disposition related costs. These dispositions included the sale of three office buildings leased to Sanofi S.A. for a contract purchase price of $260.7 million (the “Sanofi Sale”). The proceeds from the Sanofi Sale were used to partially fund the closing of the first tranche of the CIM Portfolio Acquisition as discussed above. Of the five other properties sold in the three months ended March 31, 2022, one was formerly encumbered under the CMBS 2020 mortgage, and two were formerly part of the unencumbered asset pool comprising the Credit Facility.
Acquisitions and Dispositions — Subsequent to March 31, 2022
Subsequent to March 31, 2022 we acquired 23 properties, which were all from the CIM Portfolio Acquisition, with a contract purchase price of $277.8 million, excluding acquisition costs. Excluding the remaining properties from the CIM Portfolio Acquisition, we have entered into definitive purchase and sale agreements to acquire an additional nine single-tenant properties for an aggregate contract purchase price of approximately $17.8 million. The purchase and sale agreements are subject to conditions, and there can be no assurance we will complete any of these acquisitions on their contemplated terms, or at all. We anticipate primarily using cash on hand, which we expect will include proceeds from our ATM Programs, proceeds from future dispositions of properties and, if necessary, proceeds from borrowings under our Credit Facility, to fund the consideration required to complete these acquisitions.
Subsequent to March 31, 2022, we disposed of one property for a contract sales price of $0.7 million. We have entered into six purchase and sale agreements to dispose of eight properties for a contract sales price of $39.0 million. The purchase and sales agreements are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all. None of these contracts relate to properties acquired in the CIM Portfolio Acquisition.
ATM Programs
We sold 2,761,711 shares of Class A common stock under the Class A Common Stock ATM program during the three months ended March 31, 2022, which generated $24.9 million of gross proceeds, and net proceeds of $24.5 million after commissions and fees of $0.4 million.
During the three months ended March 31, 2022, we did not sell any shares of Series A Preferred Stock under the Series A Preferred Stock Program.
During the three months ended March 31, 2022, we did not sell any shares of Series C Preferred Stock under the Series C Preferred Stock Program.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended March 31, 2022 and the year ended December 31, 2021, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Total
Capital Expenditures
Revenue enhancing	$136	$3,211	$3,347
Maintenance	72	38	110
Total Capital Expenditures	280	3,287	3,457
Leasing commissions	7	295	302
Total	$287	$3,582	$3,759
Also, as of March 31, 2022 and December 31, 2021, we had $3.7 million and $1.5 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the merger with American Realty Capital-Retail Centers of America, Inc. in February 2017 (the “RCA Merger”). These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs arising out of the RCA Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2018 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, but are not reflective of our on-going performance. In addition, legal fees and expense associated with COVID-19-related lease disputes involving certain tenants negatively impact our operating performance but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO may include income from lease termination fees, which is recorded in Revenue from tenants in the consolidated statements of operations.
Accounting Treatment of Rent Deferrals/Abatements
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic have been rent deferrals or temporary rent abatements with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview - Management Update on the Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO has not been, and we do not expect it to be, significantly impacted by these types of deferrals. In addition, since we currently believe that these deferral amounts are collectable, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. Conversely, for abatements where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly, reduced our AFFO. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net income or loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$39,934	$(9,411)
Impairment of real estate investments	5,942	—
Depreciation and amortization	37,688	32,319
Gain on sale/exchange of real estate investments	(53,569)	(286)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	13	(51)
FFO (as defined by NAREIT) attributable to common stockholders (1)	30,008	22,571
Acquisition, transaction and other costs (2)	279	42
Legal fees and expenses — COVID-19 lease disputes (3)	(8)	69
Accretion of market lease and other intangibles, net	(1,098)	(935)
Straight-line rent	(1,114)	(1,727)
Straight-line rent (rent deferral agreements) (4)	(442)	(975)
Amortization of mortgage (premiums) and discounts on borrowings, net	(13)	(321)
Gain on non-designated derivatives (5)	(2,250)	—
Equity-based compensation (6)	3,498	4,347
Amortization of deferred financing costs, net (7)	2,893	2,474
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(2)	(5)
AFFO attributable to common stockholders (1)	$31,751	$25,540
___________
(1)FFO and AFFO for the three months ended March 31, 2022 and 2021 includes income from lease termination fees of $4.5 million and $0.5 million, respectively, which is recorded in Revenue from tenants in the consolidated statements of operations.
(2)Includes primarily prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the RCA Merger.
(3)Reflects legal costs incurred related to disputes with tenants due to store closures or other challenges resulting from COVID-19. The tenants involved in these disputes had not recently defaulted on their rent and, prior to the second and third quarters of 2020, had recently exhibited a pattern of regular payment. Based on the tenants involved in these matters, their history of rent payments, and the impact of the pandemic on current economic conditions, we view these costs as COVID-19-related and separable from our ordinary general and administrative expenses related to tenant defaults. We engaged counsel in connection with these issues separate and distinct from counsel we typically engage for tenant defaults. The amount reflects what we believe to be only those incremental legal costs above what we typically incur for tenant-related dispute issues. We may continue to incur these COVID-19 related legal costs in the future.
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
(5)In the three months ended March 31, 2022, we recognized a gain of $2.3 million related to the change in fair value of an embedded derivative within the purchase and sale agreement of the CIM Acquisition. We do not consider non-cash gains or losses for embedded derivative fair value adjustments to be capital in nature, nor do we consider them a part of recurring operations. Accordingly, such amounts are excluded for AFFO purposes. See Note 8 — Derivatives and Hedging Activities for more information.
(6)Includes expense related to the amortization of the Company's restricted common shares and LTIP Units related to its multi-year outperformance agreements for all periods presented.
(7)We issued $500.0 million in Senior Notes in October 2021. The Senior Notes pay semiannual interest which we accrue interest over time for GAAP purposes. Accordingly, to better reflect our operating performance, beginning with the year ended December 31, 2021 and for all periods thereafter, we have elected to remove the impact of the change in accrued interest from the calculation of AFFO, which was previously included in this line item. The impact to AFFO for the change in accrued interest included in this line for the three months ended March 31, 2021 was a minimal increase to AFFO of $5,000.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$4,959	$6,715	$1,997	$926	$53,779	$—	$(28,442)	$39,934
Asset management fees to related party	—	—	—	—	—	—	7,826	7,826
Impairment of real estate investments	5,942	—	—	—	—	—	—	5,942
Acquisition, transaction and other costs	60	—	—	—	—	—	219	279
Equity-based compensation	—	—	—	—	—	—	3,498	3,498
General and administrative	56	275	—	—	5	—	6,497	6,833
Depreciation and amortization	17,581	11,166	1,645	7,284	12	—	—	37,688
Interest expense	16,908	—	—	81	—	—	6,751	23,740
Gain on sale of real estate investments	—	—	—	—	(53,569)	—	—	(53,569)
Other income	(17)	(1)	—	—	—	—	—	(18)
Gain on non-designated derivatives	—	—	—	—	—	—	(2,250)	(2,250)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net income attributable to non-controlling interests	—	—	—	—	—	—	64	64
NOI	$45,489	$18,155	$3,642	$8,291	$227	$—	$—	$75,804

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the three months ended March 31, 2021:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$8,128	$5,800	$13	$—	$2,583	$—	$(25,935)	$(9,411)
Asset management fees to related party	—	—	—	—	—	—	7,321	7,321
Acquisition, transaction and other costs	—	—	—	—	—	—	42	42
Equity-based compensation	—	—	—	—	—	—	4,347	4,347
General and administrative	50	260	—	—	2	—	6,137	6,449
Depreciation and amortization	18,288	11,387	—	—	2,644	—	—	32,319
Interest expense	16,656	241	—	—	—	—	2,437	19,334
Gain on sale of real estate investments	—	—	—	—	(286)	—	—	(286)
Other income	(15)	(3)	—	—	—	—	(6)	(24)
Allocation for preferred stock	—	—	—	—	—	—	5,663	5,663
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(6)	(6)
NOI	$43,107	$17,685	$13	$—	$4,943	$—	$—	$65,748
Dividends and Distributions
We pay dividends on our Class A common stock, on a quarterly basis, at an annual rate of $0.85. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. We anticipate will continue to be, paid on a quarterly basis in arrears on the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment.
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
During the three months ended March 31, 2022, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended March 31, 2022

(In thousands)	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$26,677	81.5%
Cash dividends paid to Series A preferred stockholders	3,719	11.4%
Cash dividends paid to Series C preferred stockholders	2,118	6.5%
Cash distributions on LTIP Units	182	0.6%
Cash distributions on Class A Units	37	0.1%
Total dividends and other cash distributions paid	$32,733	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$32,733	100.0%
Available cash on hand	—	—%
Total sources of dividend and other cash distributions coverage	$32,733	100.0%

Cash flows provided by operations (GAAP basis)	$45,103
Net income (in accordance with GAAP) (1)	$45,835
___________
(1)Includes additional lease revenue from termination agreements, recognized over remaining occupancy periods of $4.5 million, a gain on sale of $53.6 million, and a gain on non-designated derivatives of $2.3 million partially offset by impairment charges of $5.9 million.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2022, we were in compliance with the debt covenants under our loan agreements, including our Senior Notes and Credit Facility.
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. For the year ended March 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.5%. To help mitigate the adverse impact of inflation, approximately 64.4% of our leases with our tenants contain rent escalation provisions which average 1.0% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 60.4% are fixed-rate, 4.0% are based on the Consumer Price Index and 35.6% do not contain any escalation provisions.
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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Part 1 - Item 1 - Note 10 - Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and we direct your attention to those risk factors, other than those disclosed below:
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
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which is highly unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, this war has exacerbated, and may continue to exacerbate, inflation and significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricted imports of Russian oil, liquefied natural gas and coal. The sanctions have caused supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
The United States government has warned of the potential risk of Russian cyberattacks, which may create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
On February 11, 2022 and February 25, 2022, the Company issued 3,264,693 and 3,185,414 shares of Class A common stock, respectively, with a value of $53.4 million in respect of its obligations under the purchase and sale agreement with the Sellers dated December 17, 2021. The issuance of the shares of Class A Common Stock was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the Company and affiliated purchasers during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021.
3.3 (4)	Fifth Amended and Restated Bylaws
3.4 (3)	Articles of Amendment to the Articles of Restatement of American Finance Trust, Inc. as filed with the State Department of Assessments and Taxation of Maryland on February 10, 2022
10.1 (4)	First Amendment to Agreement of Purchase and Sale, dated January 3, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.2 (4)	Second Amendment to Agreement of Purchase and Sale, dated January 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.3 (4)	Third Amendment to Agreement of Purchase and Sale, dated January 14, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.4 (4)	Fourth Amendment to Agreement of Purchase and Sale, dated January 19, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.5 (4)	Fifth Amendment to Agreement of Purchase and Sale, dated January 21, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.6 (4)	Leasing Earnout Side Letter Agreement, dated February 9, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.7 (4)	Sixth Amendment to Agreement of Purchase and Sale, dated February 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.8 (4)	Seventh Amendment to Agreement of Purchase and Sale, dated February 11, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.9 (5)	Form of Property Management Agreement by and between Necessity Retail Properties, LLC and certain subsidiaries of The Necessity Retail REIT Operating Partnership, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________
*    Filed herewith.
(1)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 and incorporated herein by reference.
(2)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021 and incorporated herein by reference.
(3)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2022 and incorporated herein by reference.
(4)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 and incorporated herein by reference.
(5)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 25, 2022 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Necessity Retail REIT, Inc.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 5, 2022