Form 10-Q
period 2022-09-30
Necessity Retail REIT, Inc.
filed 2022-11-03
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2022, the registrant had 134,224,313 shares of common stock outstanding.

THE NECESSITY RETAIL REIT, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$1,009,048	$729,048
Buildings, fixtures and improvements	3,515,775	2,729,719
Acquired intangible lease assets	654,735	402,673
Total real estate investments, at cost	5,179,558	3,861,440
Less: accumulated depreciation and amortization	(744,265)	(654,667)
Total real estate investments, net	4,435,293	3,206,773
Cash and cash equivalents	41,150	214,853
Restricted cash	19,288	21,996
Deposits for real estate investments	—	41,928
Deferred costs, net	22,176	25,587
Straight-line rent receivable	67,953	70,789
Operating lease right-of-use assets	17,964	18,194
Prepaid expenses and other assets	46,732	26,877
Assets held for sale	1,525	187,213
Total assets	$4,652,081	$3,814,210

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,807,533	$1,464,930
Credit facility	478,000	—
Senior notes, net	491,983	491,015
Below market lease liabilities, net	140,241	78,073
Accounts payable and accrued expenses (including $2,864 and $1,016 due to related parties as of September 30, 2022 and December 31, 2021, respectively)	55,506	32,907
Operating lease liabilities	19,153	19,195
Derivative liabilities, at fair value	—	2,250
Deferred rent and other liabilities	7,919	9,524
Dividends payable	5,837	6,038
Total liabilities	3,006,172	2,103,932

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 shares authorized, 7,933,711 issued and outstanding as of September 30, 2022 and December 31, 2021	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 shares authorized, 4,595,175 and 4,594,498 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	46	46
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 134,244,502 and 123,783,060 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,343	1,238
Additional paid-in capital	2,999,273	2,915,926
Distributions in excess of accumulated earnings	(1,374,378)	(1,217,435)
Total stockholders’ equity	1,626,363	1,699,854
Non-controlling interests	19,546	10,424
Total equity	1,645,909	1,710,278
Total liabilities and equity	$4,652,081	$3,814,210

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from tenants	$116,176	$91,915	$328,048	$252,679

Operating expenses:
Asset management fees to related party	7,939	9,880	24,061	25,123
Property operating expense	28,051	13,384	74,710	40,152
Impairment of real estate investments	30,046	4,554	94,942	4,645
Acquisition, transaction and other costs	210	3,426	695	3,604
Equity-based compensation	3,857	4,149	10,878	13,779
General and administrative	8,499	5,589	23,722	15,578
Depreciation and amortization	57,494	32,762	141,755	97,509
Total operating expenses	136,096	73,744	370,763	200,390
Operating (loss) income before gain on sale of real estate investments	(19,920)	18,171	(42,715)	52,289
Gain on sale of real estate investments	1,608	478	68,615	775
Operating (loss) income	(18,312)	18,649	25,900	53,064
Other (expense) income:
Interest expense	(32,402)	(19,232)	(84,471)	(58,927)
Other income	25	18	987	62
Gain on non-designated derivatives	—	—	2,250	—
Total other expense, net	(32,377)	(19,214)	(81,234)	(58,865)
Net loss	(50,689)	(565)	(55,334)	(5,801)
Net loss (income) attributable to non-controlling interests	60	(4)	54	4
Allocation for preferred stock	(5,837)	(5,837)	(17,511)	(17,425)
Net loss attributable to common stockholders	(56,466)	(6,406)	(72,791)	(23,222)

Other comprehensive income (loss):
Change in unrealized income on derivatives	—	98	—	2,151
Comprehensive loss attributable to common stockholders	$(56,466)	$(6,308)	$(72,791)	$(21,071)

Weighted-average shares outstanding — Basic	133,115,729	118,862,852	131,478,484	112,770,685
Weighted-average shares outstanding — Diluted	133,115,729	118,862,852	131,478,484	112,770,685
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.43)	$(0.06)	$(0.56)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Mezzanine Equity	Total Equity
		Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$—	7,933,711	$79	4,594,498	$46	123,783,060	$1,238	$2,915,926	$(1,217,435)	$1,699,854	$10,424	$1,710,278
Issuance of Common Stock, net	—	—	—	—	—	3,762,559	38	32,450	—	32,488	—	32,488
Issuance of Shares subject to repurchase, at fair market value upon closing	49,965	—	—	—	—	6,450,107	—	—	—	—	—	—
Adjustments to redemption value	3,423	—	—	—	—	—	—	(3,423)	—	(3,423)	—	(3,423)
Reclassification of Shares upon termination of repurchase rights	(53,388)	—	—	—	—	—	65	53,323	—	53,388	—	53,388
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(166)	—	(166)	—	(166)
Issuance of Series C Preferred Stock, net	—	—	—	677	—	—	—	(149)	—	(149)	—	(149)
Equity-based compensation (1)	—	—	—	—	—	287,735	2	1,348	—	1,350	9,528	10,878
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	(38,959)	—	(278)	—	(278)	—	(278)
Dividends declared on Common Stock,$0.64 per share	—	—	—	—	—	—	—	—	(83,607)	(83,607)	—	(83,607)
Dividends declared on Series A Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	(11,157)	(11,157)	—	(11,157)
Dividends declared on Series C Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	(6,354)	(6,354)	—	(6,354)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(545)	(545)	(110)	(655)
Net loss	—	—	—	—	—	—	—	—	(55,280)	(55,280)	(54)	(55,334)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	242	—	242	(242)	—
Balance, September 30, 2022	$—	7,933,711	$79	4,595,175	$46	134,244,502	$1,343	$2,999,273	$(1,374,378)	$1,626,363	$19,546	$1,645,909
(1)Presented net of forfeitures. During the nine months ended September 30, 2022, 64,205 restricted shares with a fair value of approximately $0.5 million were forfeited.

	Three Months Ended September 30, 2022
	Mezzanine Equity	Total Equity
		Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2022	$53,388	7,933,711	$79	4,595,175	$46	133,272,305	$1,268	$2,937,395	$(1,289,400)	$1,649,388	$16,843	$1,666,231
Issuance of Common Stock, net	—	—	—	—	—	997,230	11	7,850	—	7,861	—	7,861
Reclassification of Shares upon termination of repurchase rights	(53,388)	—	—	—	—	—	65	53,323	—	53,388	—	53,388
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Equity-based compensation (1)	—	—	—	—	—	13,926	(1)	682	—	681	3,176	3,857
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	(38,959)	—	(278)	—	(278)	—	(278)
Dividends declared on Common Stock,$0.21 per share	—	—	—	—	—	—	—	—	(28,331)	(28,331)	—	(28,331)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(181)	(181)	(37)	(218)
Net loss	—	—	—	—	—	—	—	—	(50,629)	(50,629)	(60)	(50,689)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	376	—	376	(376)	—
Balance, September 30, 2022	$—	7,933,711	$79	4,595,175	$46	134,244,502	$1,343	$2,999,273	$(1,374,378)	$1,626,363	$19,546	$1,645,909
(1)Presented net of forfeitures. During the three months ended September 30, 2022, 63,930 restricted shares with a fair value of approximately $0.5 million were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2020	7,842,008	$79	3,535,700	$35	108,837,209	$1,088	$2,723,678	$(123)	$(1,055,680)	$1,669,077	$30,522	$1,699,599
Issuance of Common Stock, net	—	—	—	—	14,456,837	145	125,937	—	—	126,082	—	126,082
Issuance of Series A Preferred Stock, net	91,703	—	—	—	—	—	2,047	—	—	2,047	—	2,047
Issuance of Series C Preferred Stock, net	—	—	1,058,798	11	—	—	25,492	—	—	25,503	—	25,503
Equity-based compensation (1)	—	—	—	—	289,449	3	2,075	—	—	2,078	11,701	13,779
Common stock shares withheld upon vesting of restricted shares	—	—	—	—	(77,021)	(1)	(723)	—	—	(724)	—	(724)
Dividends declared on Common Stock, $0.63 per share	—	—	—	—	—	—	—	—	(71,287)	(71,287)	—	(71,287)
Dividends declared on Series A Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	(11,172)	(11,172)	—	(11,172)
Dividends declared on Series C Preferred Stock, $1.45 per share	—	—	—	—	—	—	—	—	(6,499)	(6,499)	—	(6,499)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(354)	(354)	(110)	(464)
Net loss	—	—	—	—	—	—	—	—	(5,797)	(5,797)	(4)	(5,801)
Other comprehensive loss	—	—	—	—	—	—	—	2,151	—	2,151	—	2,151
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	(56)	—	—	(56)	56	—
Balance, September 30, 2021	7,933,711	$79	4,594,498	$46	123,506,474	$1,235	$2,913,276	$2,028	$(1,150,789)	$1,765,875	$7,339	$1,773,214
(1)Presented net of forfeitures. During the nine months ended September 30, 2021, 24,025 restricted shares with a fair value of approximately $165,000 were forfeited.

	Three Months Ended September 30, 2021
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2021	7,933,711	$79	4,594,498	$46	117,706,586	$1,177	$2,829,490	$1,930	$(1,119,182)	$1,713,540	$36,426	$1,749,966
Issuance of Common Stock, net	—	—	—	—	5,822,614	59	49,024	—	—	49,083	—	49,083
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(109)	—	—	(109)	—	(109)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	(104)	—	—	(104)	—	(104)
Equity-based compensation (1)	—	—	—	—	(4,150)	—	312	—	154	466	5,773	6,239
Common stock shares withheld upon vesting of restricted shares	—	—	—	—	(18,576)	(1)	(164)	—	—	(165)	—	(165)
Dividends declared on Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	(25,190)	(25,190)	—	(25,190)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(164)	(164)	(37)	(201)
Net loss	—	—	—	—	—	—	—	—	(569)	(569)	4	(565)
Other comprehensive loss	—	—	—	—	—	—	—	98	—	98	—	98
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	1	—	—	1	(1)	—
Balance, September 30, 2021	7,933,711	$79	4,594,498	$46	123,506,474	$1,235	$2,913,276	$2,028	$(1,150,789)	$1,765,875	$7,339	$1,773,214
(1)Presented net of forfeitures. During the three months ended September 30, 2021, 4,150 restricted shares with a fair value of approximately $29,000 were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,334)	$(5,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	80,573	67,463
Amortization of in-place lease assets	59,375	28,429
Amortization of deferred leasing costs	1,806	1,617
Amortization (including accelerated write-off) of deferred financing costs	9,603	7,991
Amortization of mortgage (premiums) and discounts on borrowings, net	615	(972)
Accretion of market lease and other intangibles, net	(3,254)	(3,450)
Equity-based compensation	10,878	13,779
Gain on non-designated derivatives	(2,250)	—
Gain on sale of real estate investments	(68,615)	(775)
Impairment of real estate investments	94,942	4,645
Payments of prepayment costs on mortgages	—	3,327
Changes in assets and liabilities:
Straight-line rent receivable	(5,407)	(5,068)
Straight-line rent payable	198	190
Prepaid expenses and other assets	(6,936)	(16,316)
Accounts payable and accrued expenses	17,003	5,282
Deferred rent and other liabilities	(1,605)	182
Net cash provided by operating activities	131,592	100,523
Cash flows from investing activities:
Capital expenditures	(10,905)	(10,106)
Investments in real estate and other assets	(996,551)	(153,704)
Proceeds from sale of real estate investments	306,123	4,579
Deposits for real estate investments	(103)	(615)
Net cash used in investing activities	(701,436)	(159,846)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	239,928
Payments on mortgage notes payable	(11,586)	(137,905)
Proceeds from credit facility	513,000	30,500
Payments on credit facility	(35,000)	(125,114)
Payments of financing costs	(3,148)	(10,059)
Payments of prepayment costs on mortgages	—	(3,327)
Common stock repurchases	(278)	(560)
Distributions on LTIP Units and Class A Units	(655)	(320)
Dividends paid on Class A common stock	(83,607)	(71,287)
Dividends paid on Series A preferred stock	(11,157)	(11,129)
Dividends paid on Series C preferred stock	(6,354)	(4,380)
Series A preferred stock offering costs	(159)	—
Series C preferred stock offering costs	(159)	—
Class A common stock offering costs	(706)	—
Proceeds from issuance of Series A preferred stock, net	—	1,974
Proceeds from issuance of Series C preferred stock, net	17	25,555
Proceeds from issuance of Class A common stock, net	33,225	126,902
Net cash provided by financing activities	393,433	60,778
Net change in cash, cash equivalents and restricted cash	(176,411)	1,455
Cash, cash equivalents and restricted cash beginning of period	236,849	113,397
Cash, cash equivalents and restricted cash end of period	$60,438	$114,852

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents, end of period	$41,150	$98,989
Restricted cash, end of period	19,288	15,863
Cash, cash equivalents and restricted cash end of period	$60,438	$114,852

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$77,851	$52,887
Cash paid for income and franchise taxes	1,102	1,112

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$7	$70
Accrued Series C preferred stock offering costs	2	69
Accrued Class A common stock offering costs	31	827
Series A preferred stock dividend declared	3,719	3,719
Series C preferred stock dividend declared	2,118	2,118
Shares issued in acquisition	49,965	—
Adjustments to value of shares	3,423	—
Proceeds from real estate sales used to pay off related mortgage notes payable	940	1,108
Mortgage notes payable released in connection with disposition of real estate	(940)	(1,108)
Mortgages assumed in acquisition (including net discounts of $2,301)	350,436	—
Application of deposits for real estate acquisitions	40,000	—
Accrued contingent consideration on acquired properties in the CIM Portfolio Acquisition	5,236	—
Accrued capital expenditures	269	1,583
The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
On December 17, 2021, the Company signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties for an aggregate contract purchase price of $1.3 billion (the “CIM Portfolio Acquisition”). The Company determined that the CIM Portfolio Acquisition was accounted for as an asset acquisition. The acquisition closed in multiple transactions from February 2022 through July 2022, and the consideration included cash (including cash sourced from borrowings under the Credit Facility, as defined below), assumption of existing mortgage debt securing certain of the properties and the issuance of shares of the Company’s Class A common stock.
The Company closed on the properties of the CIM Portfolio Acquisition in multiple stages as follows:
•In the three months ended March 31, 2022, the Company closed on the acquisition of 56 properties of the CIM Portfolio Acquisition for an aggregate contract purchase price of $801.1 million which was funded by $728.4 million in cash, including $378.0 million of borrowings under the Company’s Credit Facility, the assumption of $19.3 million of existing mortgage debt and the issuance of $50.0 million in fair value at issuance ($53.4 million in contractual value) of the Company’s Class A common stock to certain subsidiaries of the CIM Real Estate Finance Trust, Inc. (the “Sellers”), at its closing value on the respective closing dates on which the common stock was issued.
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
•In the three months ended September 30, 2022, the Company closed on the one remaining property from the CIM Portfolio Acquisition for a contract purchase price of $71.1 million. The acquisition was funded with the assumption of $39.0 million of fixed-rate mortgage debt, the application of the remaining $16.2 million of the Company’s $40.0 million deposit, and the remainder with cash on hand (including $6.8 million of previous borrowings under the Credit Facility). The assumed mortgage bears a stated interest rate of 4.05% and matures in May 2024.
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. The Company paid $10.2 million, $13.3 million and $26.1 million for such contingent consideration with cash on hand in the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively, and the Company has accrued for $5.2 million of contingent consideration based on leases executed as of September 30, 2022. Additional amounts may be due for leases executed through January 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition).
The CIM Portfolio Acquisition represented a strategic shift away from a primary focus on single-tenant retail properties.
In addition, the Company acquired one additional single-tenant property in the three months ended September 30, 2022 for a contract purchase price of $5.0 million. The Company acquired 11 additional single-tenant properties and one additional multi-tenant retail property in the nine months ended September 30, 2022 for an aggregate contract purchase price of $63.4 million.
As of September 30, 2022, the Company owned 1,050 properties, comprised of 28.8 million rentable square feet, which were 92.6% leased, including 939 single-tenant net leased commercial properties (900 of which are retail properties) and 111 multi-tenant retail properties.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Substantially all of the Company’s business is conducted through The Necessity Retail REIT Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly-owned subsidiaries. Necessity Retail Advisors, LLC (the “Advisor”) manages the Company’s day-to-day business with the assistance of the Company’s property manager, Necessity Retail Properties, LLC, (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to the Company. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of September 30, 2022 and December 31, 2021, the Company had no interests in entities that were not wholly owned.
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
Out-of-Period Adjustment
During the third quarter of 2022, the Company concluded that it had understated amortization by $1.2 million in the three months ended March 31, 2022, and $2.5 million and $3.7 million, respectively, for the three and six month periods ended June 30, 2022, for certain in-place lease intangibles associated with certain leases with below market rents that were acquired as part of the CIM Portfolio Acquisition in the first and second quarters of 2022. The Company has concluded that this adjustment was not material to the financial position or results of operations for the current period or for any prior quarterly periods and, accordingly, the Company recorded the cumulative adjustment to increase depreciation by $3.7 million in the three and nine month periods ended September 30, 2022.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company has not experienced any material delays in the receipt of rental payments during the nine months ended September 30, 2022. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, the Company executed several types of lease amendments. These agreements included deferrals and abatements and also may have included extensions to the term of the leases. The Company has not executed any COVID-19-related deferrals or abatements in the nine months ended September 30, 2022.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of September 30, 2022, these leases had an average remaining lease term of approximately 7.0 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
As of September 30, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$93,334
2023	367,716
2024	340,503
2025	310,098
2026	277,855
2027	235,000
Thereafter	1,241,083
$2,865,589
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and nine months ended September 30, 2022 such amounts were $0.2 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2021 such amounts were $0.3 million and $0.9 million, respectively.
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
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three and nine months ended September 30, 2022, uncollectable amounts were $0.6 million and $1.1 million, respectively. During the three months ended September 30, 2021, the Company recorded a net recovery of $0.1 million of uncollectable amounts during the period. During the nine months ended September 30, 2021, uncollectable amounts were $1.3 million, not including a recovery of $0.8 million relating to a lease settlement fee from a tenant in one of the Company’s multi-tenant properties that terminated its lease.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Company entered into lease termination agreements at two and six of its single-tenant properties in the first quarter of 2022 and the fourth quarter of 2021, respectively. Since these leases have short-term remaining occupancy periods for the tenant, these lease termination agreements are treated as lease modifications, and their termination fee income is recognized over the remaining occupancy periods of the respective leases on a straight-line basis. In addition, the Company recognized and received $5.0 million in lease termination income from five vacant properties formerly leased to Truist Bank in the nine months ended September 30, 2022. The Company recorded additional lease revenue of $10.2 million in the nine months ended September 30, 2022, related to these agreements. As of June 30, 2022, the occupancy periods for these amended leases expired and the tenants vacated. Accordingly, no related revenue was recognized on these leases in the three months ended September 30, 2022.
During the third quarter of 2021, the Company entered into a lease termination agreement with a tenant at 12 of its properties. The Company recorded approximately $10.5 million in revenue from tenants in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 as a result of all of the accounting impacts related to this lease termination. This amount consists of a lease termination fee of $10.4 million and a $0.7 million below market lease intangibles write off, less $0.6 million in previously recorded straight-line rent receivables accrued on these leases.
Total lease termination income recorded during the nine months ended September 30, 2021 was $11.2 million, which includes the amounts referenced above as well as $0.8 million in lease termination fees from a tenant in one of the Company’s multi-tenant properties that terminated its lease earlier in the year.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the quarters ended September 30, 2022 and 2021. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates the probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of September 30, 2022, four properties were considered held for sale, and as of December 31, 2021, the Company had one property classified as held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2022 and 2021 were asset acquisitions.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Generally, all the Company’s leases as lessor have qualified as operating leases. The Company has one land lease to a tenant that qualifies as a financing lease which was entered into during the three months ended June 30, 2022. The carrying value of this lease is $2.0 million as of September 30, 2022, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. As of December 31, 2021, the Company had no leases as a lessor that were considered as sales-type or financing leases under sales leaseback rules.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Reportable Segments
As of September 30, 2022 and December 31, 2021, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the initial remaining lease terms of the respective leases.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Equity-Based Compensation
The Company has stock-based plans under which its directors, officers, and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, and certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
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
On May 4, 2021, the Company’s independent directors authorized the issuance of an award of LTIP Units effective after the performance period under the 2018 OPP expired on July 19, 2021, with the number of LTIP Units to be issued to the Advisor to be equal to the quotient of $72.0 million divided by the ten-trading day trailing average closing stock price of the Company’s Class A common stock for the ten trading days up to and including July 19, 2021. On July 21, 2021, the Company entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”) pursuant to which the Advisor was granted an award of 8,528,885 LTIP Units, representing the quotient of $72.0 million divided by $8.4419. The LTIP Units issued under the 2021 OPP were reclassified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements. For additional information, see Note 13 — Equity-Based Compensation.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Pending Adoption:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients would preserve the presentation of the Company’s derivatives, if any, which would be consistent with the Company’s past presentation. As of September 30, 2022, the Company did not have any outstanding derivative instruments but has LIBOR-based borrowings under its Credit Facility (see Note 5 — Credit Facility for additional information). The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions in both periods were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2022	2021
Real estate investments, at cost:
Land	$312,399	$27,168
Buildings, fixtures and improvements	926,630	113,576
Total tangible assets	1,239,029	140,744
Acquired intangible assets and liabilities: (1)
In-place leases	247,899	19,121
Above-market lease assets	25,286	—
Below-market lease liabilities	(70,026)	(6,161)
Total intangible assets, net	203,159	12,960
Assets Reduced, Liabilities Assumed and Equity Issued:
Mortgage notes payable assumed in acquisitions (including net discounts of $2,301)	(350,436)	—
Shares issued in acquisitions	(49,965)	—
Application of deposit	(40,000)	—
Accrued contingent consideration on acquired properties from the CIM Portfolio Acquisition	(5,236)
Cash paid for real estate investments	$996,551	$153,704
Number of properties purchased from the CIM Portfolio Acquisition (See Note 1 — Organization for additional information)	81	—
Number of other properties purchased	12	56

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
________
(1)Weighted-average remaining amortization periods for in-place leases, above-market and below-market lease liabilities acquired during the nine months ended September 30, 2022 were 6.4 years, 7.5 years and 21.0 years, respectively, as of each property’s respective acquisition date.

The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
In-place leases, included in depreciation and amortization (2)	$28,352	$9,220	$59,375	$28,429

Above-market lease intangibles	$(2,037)	$(587)	$(4,318)	$(1,877)
Below-market lease liabilities	2,625	2,075	7,616	5,371
Total included in revenue from tenants	$588	$1,488	$3,298	$3,494

Below-market ground lease asset (1)	$8	$8	$24	$24
Above-market ground lease liability (1)	—	—	—	—
Total included in property operating expenses	$8	$8	$24	$24
______
(1)Intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheets and the amortization expense of such balances is included in property operating expenses on the consolidated statements of operations.
(2)Includes $3.7 million of additional in-place lease amortization for the three months ended September 30, 2022 resulting from an out-of-period adjustment related to the six months ended June 30, 2022 (see Note 2 — Summary of Significant Accounting Policies for additional information).
The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2022 (remainder)	2023	2024	2025	2026
In-place leases, to be included in depreciation and amortization	$22,303	$75,806	$58,706	$46,892	$37,110

Above-market lease intangibles	$1,644	$6,229	$5,396	$4,555	$3,316
Below-market lease liabilities	(2,696)	(10,700)	(10,189)	(9,804)	(9,344)
Total to be included in revenue from tenants	$(1,052)	$(4,471)	$(4,793)	$(5,249)	$(6,028)
Deposits for Real Estate Investments
The Company did not have any deposits for future acquisitions of real estate investments as of September 30, 2022. As of December 31, 2021, the Company had $41.9 million in deposits for future acquisitions of real estate investments, of which $40.0 million as of December 31, 2021 related to the deposit on the CIM Portfolio Acquisition.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
One multi-tenant property with a carrying value of $67.1 million was previously under a purchase and sale agreement for disposal and was classified as held for sale as of June 30, 2022. The sale was not completed, and the purchase and sale agreement was terminated during the three months ended September 30, 2022. The Company reevaluated the property, concluded that it no longer qualified as held for sale, and reclassified it as held for use. Accordingly, the Company recorded depreciation and amortization charges on the property to compensate for its time as held for sale. Subsequent to September 30, 2022, the Company entered into an amended purchase and sale agreement for this property for a contract sales price of $64.8 million. The Company again reevaluated this property, and concluded that the property did not meet the criteria for held for sale as of September 30, 2022. The Company recorded further impairment charges on this property of $2.4 million to reflect the reduced recovery value in the three months ended September 30, 2022.
As of September 30, 2022, there were four properties under contract to be disposed that have been classified as held for sale, all of which were vacant single-tenant properties formerly leased to Truist Bank. These properties were disposed in October 2022 (see Note 16 — Subsequent Events for additional information).
As of December 31, 2021, there was one property, the Company’s Sanofi property, classified as held for sale. This property was disposed on January 6, 2022.
The sales of these properties and other properties sold during their respective periods did not represent a strategic shift in the Company’s operations or strategy. Accordingly, the operating results of these properties remained classified within continuing operations for all periods presented.
The following table details the major classes of assets associated with the properties that have been reclassified as held for sale as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022 (1)	December 31, 2021 (2)
Real estate investments held for sale, at cost:
Land	$2,593	$16,009
Buildings, fixtures and improvements	7,736	194,288
Acquired intangible lease assets	—	46,980
Total real estate assets held for sale, at cost	10,329	257,277
Less accumulated depreciation and amortization	(1,838)	(70,064)
Total real estate investments held for sale, net	8,491	187,213
Impairment charges related to properties reclassified as held for sale	(6,966)	—
Assets held for sale	$1,525	$187,213
(1)Consists of four vacant single-tenant properties formerly leased to Truist Bank, all of which were disposed subsequent to September 30, 2022 (see Note 16 — Subsequent Events for additional information).
(2)Consists solely of the Sanofi property.
Real Estate Sales
During the three months ended September 30, 2022, the Company sold eight properties for an aggregate contract price of $35.4 million. These dispositions resulted in an aggregate gain of $1.6 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold 19 properties, including the Company’s Sanofi property which was held for sale as of December 31, 2021, for an aggregate contract price of $331.0 million. These dispositions resulted in an aggregate gain of $68.6 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the nine months ended September 30, 2022.
During the three months ended September 30, 2021, the Company sold three properties for an aggregate contract price of $3.0 million, resulting in a gain of $0.5 million, which is reflected in gain on sale of real estate investments in the consolidated statement of operations for the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold eight properties for an aggregate contract price of $6.1 million, resulting in a gain of $0.8 million, which is reflected in gain on sale of real estate investments in the consolidated statement of operations for the nine months ended September 30, 2021.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Impairment Charges
The following table details the impairment charges recorded by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Single-tenant properties:
Various vacant single-tenant properties (1)	$2,390	$4,554	$10,421	$4,645
United Healthcare (2)	—	—	3,766	—
Total single-tenant impairment charges	2,390	4,554	14,187	4,645

Multi-tenant properties:
Blankenbaker Plaza (3) (5)	—	—	3,539	—
Brynwood Square (3) (5)	2,032	—	2,032	—
The Shoppes at West End (4) (5)	2,395	—	51,955	—
Shoppes at Wyomissing (5)	23,229	—	23,229	—
Total multi-tenant impairment charges	27,656	—	80,755	—

Total impairment charges	$30,046	$4,554	$94,942	$4,645
(1)For the three and nine months ended September 30, 2022, three and ten properties were impaired, respectively, of which two and nine, respectively, were formerly leased to Truist Bank. For the three and nine months ended September 30, 2021, six and seven properties were impaired, respectively, all of which were formerly leased to Truist Bank. All properties in the three and nine months ended September 30, 2022 were impaired to their fair values as determined by their respective purchase and sale agreements. Six properties in the three and nine months ended September 30, 2021 were impaired to their fair values as determined by their respective purchase and sale agreements, and one property in the nine months ended September 30, 2021 was impaired to its fair value as determined by the income approach. As of September 30, 2022, four impaired properties were classified as held for sale, all of which were disposed subsequent to September 30, 2022 (see Note 16 — Subsequent Events for additional information).
(2)This property has been vacant since June 30, 2021 when a tenant did not renew its lease. The Company previously impaired the property by $26.9 million in the three months ended December 31, 2021. This property was impaired to its fair value as determined by the income approach.
(3)These properties were recently acquired in the CIM Portfolio Acquisition (see Note 1 — Organization for additional information).
(4)This property was formerly classified as held for sale as of June 30, 2022 when it was previously under a purchase and sale agreement for disposal. The purchase and sale agreement was terminated in the three months ended September 30, 2022, and a replacement agreement was entered into subsequent to September 30, 2022, resulting in an incremental impairment recorded in the three months ended September 30, 2022 (see Real Estate Held for Sale above).
(5)These properties were impaired to their fair values as determined by their respective purchase and sale agreements.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of September 30, 2022 and December 31, 2021 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2022	December 31, 2021	September 30, 2022		Interest Rate	Maturity	Anticipated Repayment
		(In thousands)	(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	102	$117,770	$118,231	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	108	120,173	120,644	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	49	53,821	54,487	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	47	92,964	94,113	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	33	34,997	35,000	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	54,995	55,000	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	374	474,720	477,475

Stop & Shop	4	45,000	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	364	706,197	715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Bob Evans I	22	22,842	22,842	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Cottonwood Commons (4)	1	19,250	—	4.52%		Fixed	Sep. 2023	Sep. 2023
The Marquis (4)	1	8,556	—	3.95%		Fixed	May 2023	May 2023
Assumed Multi-Tenant Mortgage I (4)	3	16,700	—	4.68%		Fixed	Sep. 2033	Sep. 2023
Assumed Multi-Tenant Mortgage II (4)	4	25,000	—	4.54%		Fixed	Feb. 2024	Feb. 2024
Assumed Multi-Tenant Mortgage III (4)	3	31,010	—	3.70%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage IV (4)	4	28,387	—	3.90%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage V (4)	7	60,840	—	3.70%		Fixed	Sep. 2023	Sep. 2023
The Plant (4)	1	123,000	—	3.87%		Fixed	May 2033	May 2023
McGowin Park (4)	1	39,025	—	4.11%		Fixed	May 2024	May 2024
Gross mortgage notes payable	823	1,843,927	1,503,717	3.83%	(1)
Deferred financing costs, net of accumulated amortization (2)		(34,593)	(38,672)
Mortgage premiums and (discounts), net (3)		(1,801)	(115)
Mortgage notes payable, net		$1,807,533	$1,464,930
__________
(1)Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2022.
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
(4)The Company assumed this fixed-rate mortgage when it acquired a property in the CIM Portfolio Acquisition during the nine months ended September 30, 2022 with net discounts of $2.3 million.
As of September 30, 2022 and December 31, 2021, the Company had pledged $3.0 billion and $2.4 billion in real estate investments, respectively, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of September 30, 2022, $2.0 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (see Note 5 — Credit Facility for more details). The asset pool comprising the borrowing base under the credit facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the credit facility.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
During the third quarter of 2022, the Company assumed $39.0 million of fixed-rate mortgage debt to partially fund the acquisition of the final property from the CIM Portfolio Acquisition. The mortgage bears stated interest of 4.05% and matures in May 2024.
In connection with refinancing certain properties, the Company may incur prepayment penalties relating to its prior debt obligations. During the three and nine months ended September 30, 2022 and 2021, no such amounts were incurred. These prepayment penalties, when incurred, are included in acquisition, transaction, and other costs in the consolidated statements of operations.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable based on anticipated maturity dates for the five years subsequent to September 30, 2022 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility (1)	Senior Notes (2)	Total
2022 (remainder)	$1,593	$—	$—	$1,593
2023	289,784	—	—	289,784
2024	65,672	—	—	65,672
2025	707,867	—	—	707,867
2026	116,917	478,000	—	594,917
2027	21,553	—	—	21,553
Thereafter	640,541	—	500,000	1,140,541
	$1,843,927	$478,000	$500,000	$2,821,927
________
(1)The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
(2)The Senior Notes will mature on September 30, 2028. See Note 6 — Senior Notes, Net for additional information.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2022, the Company was in compliance with all operating and financial covenants under these agreements.
Note 5 — Credit Facility
The Company has a credit facility (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. On October 1, 2021, the Company entered into an amendment and restatement of the Credit Facility. Also, upon the closing of the Senior Notes (as defined in Note 6 — Senior Notes, Net) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. The aggregate total commitments after the amendment and restatement of the Credit Facility were increased from $540.0 million to $815.0 million including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
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
September 30, 2022
(Unaudited)
The amount available for future borrowings under the Credit Facility is based on the maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date.
During the nine months ended September 30, 2022, the Company borrowed $513.0 million to fund a portion of the purchase price of the 81 properties acquired from the CIM Portfolio Acquisition, $35.0 million of which the Company repaid during the nine months ended September 30, 2022 using proceeds from its dispositions. As of September 30, 2022, the Company had a total borrowing capacity under the Credit Facility of $517.9 million based on the value of the borrowing base under the Credit Facility, and of this amount, $478.0 million was outstanding under the Credit Facility as of September 30, 2022 and $39.9 million remained available for future borrowings.
The Credit Facility currently requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the Company’s consolidated leverage ratio. In addition, (i) if the Company or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of the Company or the OP, and (ii) the “floor” on LIBOR is 0%.
As of September 30, 2022, the weighted-average interest rate under the Credit Facility was 5.09%. As of December 31, 2021, there were no amounts outstanding under the Credit Facility.
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
Under the Credit Facility, subject to certain exceptions, the Company is not permitted to pay distributions, including cash dividends on equity securities, including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), in an aggregate amount exceeding 95% of AFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
exceeding 105% of AFFO for any applicable period if, as of the last day of the period, the Company was able to satisfy a maximum leverage ratio after giving effect to the payments and also has amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company could not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of September 30, 2022, the Company was in compliance with the operating and financial covenants under the Credit Facility.
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP issued $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”). The Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture with U.S. Bank National Association, as trustee. As of September 30, 2022 and December 31, 2021, the carrying value of the Senior Notes on the Company’s consolidated balance sheets totaled $492.0 million and $491.0 million, respectively, which is net of $8.0 million and $9.0 million of deferred financing costs, respectively.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year. The Senior Notes do not require any principal payments prior to maturity.
As of September 30, 2022, the Company was in compliance with the covenants under the Indenture governing the Senior Notes. Additional information on the terms of the Senior Notes can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2022 and 2021.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2022, the Company does

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
not have any derivatives, but would assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions if it had any.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were four impaired real estate investments held for sale as of September 30, 2022 and there were no impaired real estate investments held for sale as of December 31, 2021. The carrying value of impaired real estate investments held for sale on the consolidated balance sheets represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
Real Estate Investments - Held for Use
The Company has had impaired real estate investments classified as held for use at the time of impairment (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). The carrying value of these held for use impaired real estate investments on the consolidated balance sheets represents their estimated fair value at the time of impairment. The Company primarily uses a market approach to estimate the future cash flows expected to be generated. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments that are not Reported at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and dividends payable approximates their fair value due to their short-term nature.
As of September 30, 2022, the carrying value of advances to the Company under the Credit Facility was $478.0 million, and as of December 31, 2021, there were no amounts outstanding under the Credit Facility. The fair value of the advances to the Company under the Credit Facility was $476.4 million as of September 30, 2022, due to the widening of the credit spreads during the period.
The carrying values of the Company’s mortgage notes payable as of September 30, 2022 and December 31, 2021 were $1.8 billion and $1.5 billion, respectively, and the fair values were $1.7 billion and $1.5 billion, respectively. The fair value of gross mortgage notes payable is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
As of September 30, 2022 and December 31, 2021, the Company’s Senior Notes had a gross carrying value of $500.0 million in each period and fair values of $386.9 million and $504.4 million, respectively.
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
The Company entered into an interest rate swap on September 1, 2020 in a notional amount of $125.0 million. The interest rate swap became effective on October 13, 2020, and fixed the interest rate on a mortgage loan that was refinanced on

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
September 4, 2020. The interest rate swap fixed interest on the mortgage at an effective interest rate of 3.27% and was to expire in July 2026. This interest rate swap was terminated in the fourth quarter of 2021 when the mortgage loan was repaid and the Company received $2.1 million as a result of the termination. Following the termination, the Company reclassified approximately $2.1 million from AOCI (as defined below) as a reduction to interest expense in the Company’s consolidated statement of operations in the fourth quarter of 2021. As a result, the Company had no derivative financial instruments outstanding as of September 30, 2022 and December 31, 2021.
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2022 and December 31, 2021, the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk, however, the Company did have derivative activity (see table below) during the three and nine months ended September 30, 2021.
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
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Amount of gain recognized in AOCI on interest rate derivatives	$—	$24	$—	$1,943
Amount of (loss) reclassified from AOCI into income as interest expense	$—	$(74)	$—	$(208)
Total amount of interest expense presented in the consolidated income statements	$32,402	$19,232	$84,471	$58,927
Non-Designated Derivatives
As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding derivatives that were not designated as hedges under qualifying hedging relationships.
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
The Company recorded an immaterial loss on non-designated hedging relationships during the three and nine months ended September 30, 2021. The Company did not record any gains or losses during the three and nine months ended September 30, 2022 since the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.
Embedded Derivative
The purchase and sale agreement for the CIM Portfolio Acquisition (see Note 3 — Real Estate Investments for more information) included the planned issuance of shares of the Company’s Class A common stock or Class A Units in the OP of $50.0 million in fair value at issuance ($53.4 million in contractual value). The Company ultimately issued 6,450,107 shares of Class A common stock to the Seller in the first and second closings of the CIM Portfolio Acquisition during the three months ended March 31, 2022.
The number of shares issued at the applicable closing were based on the value of the shares or units that were issuable at such closing divided by the per-share volume weighted average price of the Company’s Class A common stock measured over a five-day consecutive trading period immediately preceding (but not including) the date on which written notice for the closing

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
was delivered, indicating the seller’s election to receive either shares or units, to the OP (the price of which was to be limited by a 7.5% collar in either direction from the per share volume weighted-average price of the Company’s Class A common stock measured over a ten-day consecutive trading period immediately preceding (but not including) the effective date of the purchase and sale agreement), which was $8.34 per share. The Company had concluded that as of December 31, 2021, this arrangement constituted an embedded derivative which required separate accounting. The initial value of the embedded derivative was an asset upon the signing of the purchase and sale agreement of $1.7 million, and was a liability of $2.3 million as of December 31, 2021. The shares were issued in two closings in the three months ending March 31, 2022 at contract prices within the collar. Accordingly, the value of the embedded derivative was considered to be zero immediately prior to closing. During the three months ended March 31, 2022, the Company reduced the prior liability at December 31, 2021 to zero at closing and recorded a gain on non-designated derivatives of $2.3 million in the consolidated statements of operations.
Note 9 — Mezzanine Equity and Total Equity
Mezzanine Equity
Shares Formerly Subject to Repurchase
During the three months ended March 31, 2022, as part of the CIM Portfolio Acquisition, the Company issued a total of 6,450,107 shares of its Class A common stock to the Seller which had a value of $50.0 million, for accounting purposes, using the stock prices at the respective dates of issuance. The Company was required to register the resale of these shares, which it did in April 2022, and was required to subsequently maintain the effectiveness of that resale registration through the termination of the repurchase right. Otherwise, the Company could have been required to repurchase the securities for $53.4 million. The Seller’s repurchase right terminated on August 25, 2022 (six months following the date of the final issuance). Accordingly, during the three months ended September 30, 2022, these securities were reclassified from mezzanine equity to permanent equity.
Total Equity
Common Stock
As of September 30, 2022 and December 31, 2021, the Company had 134.2 million and 123.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three and nine months ended September 30, 2022 and 2021, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for its Class A common stock (the “Class A Common Stock ATM Program”), which was last updated in August 2022, pursuant to which the Company may from time to time, offer, issue and sell to the public up to $450.0 million in shares of Class A common stock, through sales agents.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Company sold 997,230 shares of Class A common stock through its Class A Common Stock ATM Program during the three months ended September 30, 2022, which generated $8.0 million of gross proceeds, and net proceeds of $7.9 million after commissions, fees and other offering costs incurred of $0.1 million. The Company sold 3,762,559 shares of Class A common stock through its Class A Common Stock ATM Program during the nine months ended September 30, 2022, which generated $33.0 million of gross proceeds, and net proceeds of $32.5 million after commissions, fees and other offering costs incurred of $0.5 million.
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
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of September 30, 2022.
•The Company had 7,933,711 shares of its Series A Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.
•No shares of Series B Preferred Stock were issued or outstanding as of September 30, 2022 or December 31, 2021.
•The Company had 4,595,175 and 4,594,498 shares of its Series C Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.
ATM Program — Series A Preferred Stock
In May 2019, the Company established an “at the market” equity offering program for its Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), which was last updated in August 2021, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series A Preferred Stock having an aggregate offering price of up to $200.0 million.
•The Company did not sell any shares of its Series A Preferred Stock during the three and nine months ended September 30, 2022.
•The Company did not sell any shares of its Series A Preferred Stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 91,703 shares of Series A Preferred Stock through the Series A Preferred Stock ATM Program for gross proceeds of $2.3 million and net proceeds of $2.3 million, after commissions, fees, and other costs incurred of approximately $35,000.
ATM Program — Series C Preferred Stock
In January 2021, the Company established an “at the market” equity offering program for its Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), which was last updated in August 2021, pursuant to which the Company may, from time to time, offer, issue and sell to the public, through sales agents, shares of the Series C Preferred Stock having an aggregate offering price of up to $200.0 million.
•The Company did not sell any shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program during the three months ended September 30, 2022. The Company sold 677 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program during the nine months ended September 30, 2022, which did not generate material proceeds.
•The Company did not sell any shares of Series C Preferred Stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold 1,058,798 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.6 million, after commissions and fees paid of approximately $0.9 million.
Stockholder Rights Plan

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Non-Controlling Interest
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were recognized at fair value as of the effective time of the Merger on February 16, 2017. In addition, under the 2021 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest as of September 30, 2022 and December 31, 2021. See Note 13 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. Accordingly, these new LTIP Units are reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of September 30, 2022. For additional information, see Note 13 — Equity-Based Compensation relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.
As of September 30, 2022 and December 31, 2021, non-controlling interest was comprised of the following components:

(In thousands)	September 30, 2022	December 31, 2021
Non-controlling interest attributable to LTIP Units	$17,896	$8,368
Non-controlling interest attributable to Class A Units	1,650	2,056
Total non-controlling interest	$19,546	$10,424
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 10 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 15.3 years to 32.9 years as of September 30, 2022.
As of September 30, 2022, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $18.0 million and $19.2 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three and nine months ended September 30, 2022.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 26.3 years and a weighted-average discount rate of 7.5% as of September 30, 2022. For the three and nine months ended September 30, 2022 and 2021, the Company paid cash of $0.5 million and $1.2 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $1.4 million, respectively.
The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company as of September 30, 2022:

(In thousands)	Future Base Rent Payments
2022 (remainder)	$352
2023	1,549
2024	1,560
2025	1,598
2026	1,628
Thereafter	42,730
Total lease payments	49,417
Less: Effects of discounting	(30,264)
Total present value of lease payments	$19,153
Litigation and Regulatory Matters
On February 8, 2018, Carolyn St. Clair-Hibbard, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, AR Global, the Advisor, and both individuals who previously served as the Company’s chief executive officer and chair of the board of directors (the “Former Chairmen”). On February 23, 2018, the complaint was amended to, among other things, assert some claims on the plaintiff’s own behalf and other claims on behalf of herself and other similarly situated stockholders of the Company as a class. On April 26, 2018, defendants moved to dismiss the amended complaint. On May 25, 2018, the plaintiff filed a second amended complaint. The second amended complaint alleged that the proxy materials used to solicit stockholder approval of the Merger at the Company’s 2017 annual meeting were materially incomplete and misleading. The complaint asserted violations of Section 14(a) of the Exchange Act against the Company, as well as control person liability against the Advisor, AR Global, and the Former Chairmen under Section 20(a) of the Exchange Act. It also asserted state law claims for breach of fiduciary duty against the Advisor, and claims for aiding and abetting such breaches, of fiduciary duty against the Advisor, AR Global and the Former Chairmen. The complaint sought unspecified damages, rescission of the Company’s advisory agreement with the Advisor (the “Advisory Agreement”) (or severable portions thereof) which became effective when the Merger became effective, and a declaratory judgment that certain provisions of the Advisory Agreement were void. The Company believed the second amended complaint was without merit and defended it vigorously. On June 22, 2018, the defendants moved to dismiss the second amended complaint. On August 1, 2018, the plaintiff filed an opposition to the

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
defendants’ motions to dismiss. The defendants filed reply papers on August 22, 2018, and oral argument was held on September 26, 2018. On September 23, 2019, the Court granted defendants’ motions and dismissed the complaint with prejudice, and the plaintiff appealed. On May 5, 2020, the United States Court of Appeals for the Second Circuit affirmed the lower court’s dismissal of the complaint.
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in the St. Clair-Hibbard litigation pending in the United States District Court for the Southern District of New York. Following the federal court’s decision on the St. Clair-Hibbard motions to dismiss, on October 31, 2019 the plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the St. Clair-Hibbard action. The plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, the plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. On December 20, 2021, the Court denied the plaintiffs’ motion to amend and dismissed the litigation. On January 26, 2022, the plaintiffs filed a notice of appeal from the Court’s decision. The plaintiffs filed the record and opening brief on that appeal on October 26, 2022.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
During the three and nine months ended September 30, 2022, the Company did not incur any litigation costs related to the above matters. During the three months ended September 30, 2021, the Company did not incur any litigation costs related to the above litigation and during the nine months ended September 30, 2021, the Company incurred litigation costs of approximately $30,000. A portion of these litigation costs were subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”). There were no such reimbursements recorded during the three and nine months ended September 30, 2022 or 2021. The Policies were subject to other claims that had priority over the Company’s claim for reimbursement, and have been exhausted.
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
2020 Advisory Agreement Amendment
On March 30, 2020, the Company entered into Amendment No. 3 to the Advisory Agreement, by and among the OP and the Advisor. Amendment No. 3 revised the section of the Advisory Agreement to temporarily lower the quarterly thresholds of Core Earnings Per Adjusted Share (as defined in the Advisory Agreement) the Company must reach on a quarterly basis for the Advisor to receive the Variable Management Fee (as defined in the Advisory Agreement). For additional information, see the “Asset Management Fees and Incentive Variable Management Fees” section below.
2021 Advisory Agreement Amendment
On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement, by and among the OP and the Advisor, to extend the expiration of the modified quarterly thresholds established by Amendment No. 3 to the Advisory

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Agreement. The Company had to reach these thresholds on a quarterly basis for the Advisor to receive the variable management fee from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ended December 31, 2021. For additional information, see the “Asset Management Fees and Incentive Variable Management Fees” section below.
In-Sourced Expenses
The Advisor is reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including in-sourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through September 30, 2022.
The Company incurred $7,000 and $0.4 million of acquisition expenses and related cost reimbursements for the three and nine months ended September 30, 2022, respectively, and $23,000 and $42,000 for the three and nine months ended September 30, 2021, respectively.
Asset Management Fees and Incentive Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations. The Company incurred $7.9 million and $24.1 million during the three and nine months ended September 30, 2022, respectively, and $9.9 million and $25.1 million during the three and nine months ended September 30, 2021, respectively, in base management fees (including both the fixed and variable portion) and incentive management fees.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any incentive management fees for the three months ended September 30, 2022, and

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
incurred $0.4 million of incentive management fees for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company incurred $2.3 million and $3.0 million of incentive management fees, respectively.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Additionally, during the nine months ended September 30, 2022, certain subsidiaries of the OP each entered into a property management agreement with the Property Manager in connection with debt assumptions related to the acquisition of the properties of the CIM Portfolio Acquisition. Each property management agreement entitles the Property Manager to a management fee equal to 4.0% of the gross rental receipts from the properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15.0% administrative charge for common area expenses. In addition, under these property management agreements, the Property Manager is entitled to a construction fee equal to 6.0% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the properties.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
These reimbursements are included as part of Professional fees and other reimbursements in the table below and in general and administrative expense on the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company incurred $3.9 million and $10.6 million, respectively, and $2.0 million and $6.2 million during the three and nine months ended September 30, 2021, respectively, of reimbursement expenses to the Advisor for providing administrative services. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.4 million in the three and nine months ended September 30, 2022.
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
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the amendment for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%. As of September 30, 2022 and December 31, 2021, the Fixed Component was $7.7 million and $7.4 million, respectively.
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
During the nine months ended September 30, 2021, the Advisor finalized the amounts and form of the 2020 bonuses previously estimated to be paid to the employees of the Advisor or its affiliates who provided administrative services during such calendar year, prorated for the time spent working on matters relating to the Company (the “2020 Bonus Awards”). The 2020 Bonus Awards were paid by the Advisor over an eleven-month period from June 2021 to April 2022. The final amounts awarded exceeded the amounts previously paid by the Company to the Advisor for estimated 2020 bonuses by approximately $1.4 million for the following reasons: (i) forfeitures of bonuses related to employees of the Advisor or its affiliates who were terminated or resigned prior to payment (including the Company’s former chief financial officer), (ii) payment of a portion of

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
bonuses in the form of restricted shares (which is recorded as equity-based compensation expense) and (iii) a general reduction in final bonuses for remaining personnel of the Advisor or its affiliates due to the negative impacts of the COVID-19 pandemic. As a result, during the nine months ended September 30, 2021, the Company recorded a receivable from the Advisor of $1.4 million, which was recorded in prepaid expenses and other assets on the consolidated balance sheet and a corresponding reduction in general and administrative expenses. The Advisor paid the $1.4 million receivable to the Company in August 2021.
Reimbursements for the cash portion of 2021 and 2022 bonuses to employees of the Advisor or its affiliates were expensed and reimbursed and continue to be expensed and reimbursed on a monthly basis during 2021 and 2022 in accordance with the cash bonus estimates provided by the Advisor. Generally, prior to the 2020 Bonus Awards, employee bonuses had been formally awarded to employees of the Advisor or its affiliates in March as an all-cash award and paid out by the Advisor in the year subsequent to the year in which services were rendered to the Company.
Summary of Fees, Expenses and Related Payables
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below for the nine months ended September 30, 2021 include fees and other expense reimbursements incurred from and due to the Advisor that were passed through and ultimately paid to Lincoln as a result of the Advisor’s former arrangements with Lincoln:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
(In thousands)	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$7	$23	$378	$42	$7	$32
Ongoing fees:
Asset management fees to related party	7,939	9,880	24,061	25,123	—	—
Property management and leasing fees (2)	4,729	2,172	9,685	7,023	1,969	901
Professional fees and other reimbursements (3)	4,466	2,471	12,128	7,638	888	83
Professional fee credit due from Advisor and its affiliates	—	—	—	(1,444)	—	—
Total related party operating fees and reimbursements	$17,141	$14,546	$46,252	$38,382	$2,864	$1,016
______
(1)Amounts for the three and nine months ended September 30, 2022 and 2021 are included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2)Amounts for the three and nine months ended September 30, 2022 and 2021 are included in property operating expenses in the consolidated statements of operations and comprehensive loss with the exception of approximately $2.0 million and $2.8 million of leasing fees incurred in the three and nine months ended September 30, 2022, respectively, and $1.1 million and $2.8 million incurred in the three and nine months ended September 30, 2021, respectively, which were capitalized and are included in deferred costs, net in the consolidated balance sheet. A portion of leasing fees are ultimately paid to a third party.
(3)Amounts for the three and nine months ended September 30, 2022 and 2021 are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors’ and officers’ insurance.
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
Note 13 — Equity-Based Compensation
Equity Plans
2018 Equity Plan

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. However, during the years ended December 31, 2021 and 2020, the Company granted 278,278 and 309,475 restricted shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. In the nine months ended September 30, 2022, 309,068 restricted shares were granted to employees of the Advisor or its affiliates and certain consultants to the Company and the Advisor or its affiliates, and 42,872 restricted shares were issued to the Company’s directors. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
The restricted shares granted to the Company’s directors vest on a straight-line basis over periods of one year to five years from the date of grant and provide for accelerated vesting of the portion of the unvested restricted shares scheduled to vest in the year of the recipient’s termination of his or her position as a director of the Company due to a voluntary resignation or failure to be re-elected to the Company’s board of directors following nomination therefor. All unvested restricted shares held by the Company’s directors also vest in the event of a Change of Control (as defined in the RSP or the Individual Plan) or a termination of a directorship without cause or as a result of death or disability.
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
The following table reflects the activity of restricted shares for the nine months ended September 30, 2022:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2021	422,869	$8.26
Granted	351,940	7.53
Vested	(197,771)	8.03
Forfeited	(64,205)	7.96
Unvested, September 30, 2022	512,833	7.90
As of September 30, 2022, the Company had $3.2 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.9 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. Compensation expense related to restricted shares was approximately $0.3 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.
In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, previous unvested restricted share grants issued to these employees of the Advisor were forfeited upon termination and the board approved 59,368 replacement restricted shares which vested immediately. As a result, in the three and nine months ended September 30, 2022, the Company recognized a net compensation charge of approximately $0.3 million representing the value of the new replacement grants net of the reversal of $0.1 million in previously recognized compensation on the forfeited grants.
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
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three and nine months ended September 30, 2022 or 2021.
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
September 30, 2022
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
Compensation Expense - 2021 OPP and 2018 OPP
During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $3.2 million and $9.5 million, respectively, and during the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to the LTIP Units of $3.8 million and $11.7 million, respectively. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company had $22.9 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 1.8 years.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
The Company paid distributions on LTIP Units of $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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
September 30, 2022
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2022 and 2021.
Note 14 — Net Income Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(56,466)	$(6,406)	$(72,791)	$(23,222)
Adjustments to net loss for common share equivalents	(350)	(165)	(967)	(582)
Adjusted net loss attributable to common stockholders	$(56,816)	$(6,571)	$(73,758)	$(23,804)

Weighted-average shares outstanding — Basic	133,115,729	118,862,852	131,478,484	112,770,685
Weighted-average shares outstanding — Diluted	133,115,729	118,862,852	131,478,484	112,770,685
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.43)	$(0.06)	$(0.56)	$(0.21)
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted shares (1)	616,362	475,341	537,252	424,199
Class A Units (2)	172,921	172,921	172,921	172,921
2018 LTIP Units (3)	—	928,686	—	3,294,356
2021 LTIP Units (3)	8,528,885	6,767,485	8,528,885	2,280,618
Total	9,318,168	8,344,433	9,239,058	6,172,094
_______
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 512,833 and 423,894 unvested restricted shares outstanding as of September 30, 2022 and 2021, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of September 30, 2022 and 2021.
(3)Weighted-average number of 2018 and 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of September 30, 2022 and 2021. For more information see Note 13 — Equity-Based Compensation.
If dilutive, conditionally issuable shares relating to the 2021 OPP award and 2018 OPP award would be included, as applicable, in the computation of fully diluted earnings per share on a weighted-average basis for the three and nine months ended September 30, 2022 and 2021 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period.
No LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2022 and 2021 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2021 OPP and 2018 OPP) at September 30, 2022 and 2021 or (ii) the Company recorded a net loss to common stockholders for the period, thus any shares conditionally issuable under the LTIP Units would be antidilutive.
Note 15 - Segment Reporting
As of September 30, 2022 and December 31, 2021, as a result of the CIM Portfolio Acquisition and the related strategic shift in the Company’s operations, the Company concluded it operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company will evaluate performance and make resource allocations based on its two business segments.
Previously, before the CIM Portfolio Acquisition (for which the purchase and sale agreement was signed on December 17, 2021), the Company concluded it was operating in one segment. Upon concluding that a change in its reporting segments had occurred, the Company retroactively restated the historical segment reporting presentation for the three years ended December 31, 2021 as presented in its Annual Report on Form 10-K for the year ended December 31, 2021. Below, the Company has restated the prior period to conform to its current segment reporting structure for comparative purposes.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
(loss) as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.
The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$48,474	$67,702	$116,176	$63,296	$28,619	$91,915
Property operating expense	3,927	24,124	28,051	2,800	10,584	13,384
NOI	$44,547	$43,578	88,125	$60,496	$18,035	78,531
Asset management fees to related party			(7,939)			(9,880)
Impairment of real estate investments			(30,046)			(4,554)
Acquisition, transaction and other costs			(210)			(3,426)
Equity-based compensation			(3,857)			(4,149)
General and administrative			(8,499)			(5,589)
Depreciation and amortization			(57,494)			(32,762)
Gain on sale of real estate investments			1,608			478
Interest expense			(32,402)			(19,232)
Other income			25			18
Net loss (income) attributable to non-controlling interests			60			(4)
Allocation for preferred stock			(5,837)			(5,837)
Net loss attributable to common stockholders			$(56,466)			$(6,406)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$157,643	$170,405	$328,048	$165,605	$87,074	$252,679
Property operating expense	11,901	62,809	74,710	7,915	32,237	40,152
NOI	$145,742	$107,596	253,338	$157,690	$54,837	212,527
Asset management fees to related party			(24,061)			(25,123)
Impairment of real estate investments			(94,942)			(4,645)
Acquisition, transaction and other costs			(695)			(3,604)
Equity-based compensation			(10,878)			(13,779)
General and administrative			(23,722)			(15,578)
Depreciation and amortization			(141,755)			(97,509)
Gain on sale of real estate investments			68,615			775
Interest expense			(84,471)			(58,927)
Other income			987			62
Gain on non-designated derivatives			2,250			—
Net loss attributable to non-controlling interests			54			4
Allocation for preferred stock			(17,511)			(17,425)
Net loss attributable to common stockholders			$(72,791)			$(23,222)

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,909,373	$1,973,743
Multi-tenant properties	2,525,920	1,233,030
Total investments in real estate, net	4,435,293	3,206,773
Cash and cash equivalents	41,150	214,853
Restricted cash	19,288	21,996
Deposits for real estate investments	—	41,928
Deferred costs, net	22,176	25,587
Straight-line rent receivable	67,953	70,789
Operating lease right-of-use assets	17,964	18,194
Prepaid expenses and other assets	46,732	26,877
Assets held for sale	1,525	187,213
Total assets	$4,652,081	$3,814,210
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Single-tenant properties	$503	$332	$1,178	$2,213
Multi-tenant properties	5,452	4,546	9,996	9,476
Total capital expenditures	$5,955	$4,878	$11,174	$11,689
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
Dispositions Subsequent to September 30, 2022
Subsequent to September 30, 2022, the Company disposed of four properties for an aggregate contract sales price of $1.6 million. These properties were classified as assets held for sale on the Company’s consolidated balance sheet as of September 30, 2022.
Borrowings Subsequent to September 30, 2022
Subsequent to September 30, 2022, the Company borrowed $10.0 million on its Credit Facility.

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
On December 17, 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties for an aggregate contract purchase price of $1.3 billion (the “CIM Portfolio Acquisition”). The CIM Portfolio Acquisition was accounted for as an asset acquisition. The acquisition closed in multiple transactions from February 2022 through July 2022 and the consideration included cash (including cash sourced from borrowings under the Credit Facility, as defined below), assumption of existing mortgage debt securing certain of the properties and the issuance of shares of our Class A common stock.
We closed on the properties of the CIM Portfolio Acquisition in multiple stages as follows:
•In the three months ended March 31, 2022, we closed on the acquisition of 56 properties of the CIM Portfolio Acquisition for an aggregate contract purchase price of $801.1 million which was funded by $728.4 million in cash, including $378.0 million of borrowings under our Credit Facility, the assumption of $19.3 million of existing mortgage debt and the issuance of $50.0 million in fair value at issuance ($53.4 million in contractual value) of our Class A common stock to certain subsidiaries of the CIM Real Estate Finance Trust, Inc. (the “Sellers”), at its closing value on the respective closing dates on which the common stock was issued.
•In the three months ended June 30, 2022, we closed on 24 additional properties from the CIM Portfolio Acquisition for an aggregate contract purchase price of $452.8 million in three closings. The acquisitions were funded with the assumption of $294.5 million of fixed-rate mortgage debt, $128.2 million of $135.0 million of borrowings under the Credit Facility, the application of $23.8 million of our $40.0 million deposit and the remainder with cash on hand. The assumed mortgages bear stated interest rates between 3.65% and 4.62% and mature between April 2023 and September 2033.
•In the three months ended September 30, 2022, we closed on the one remaining property from the CIM Portfolio Acquisition for a contract purchase price of $71.1 million. The acquisition was funded with the assumption of $39.0 million of fixed-rate mortgage debt, the application of the remaining $16.2 million of our $40.0 million deposit, and the remainder with cash on hand (including $6.8 million of previous borrowings under the Credit Facility). The assumed mortgage bears a stated interest rate of 4.05% and matures in May 2024.

•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. We paid $10.2 million, $13.3 million and $26.1 million for such contingent consideration with cash on hand in the three months ended March 31, 2022, June 30, 2022 and September 30, 2022 respectively, and we have accrued for $5.2 million of contingent consideration based on leases executed as of September 30, 2022. Additional amounts may be due for leases executed through January 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition).
For additional information on the closing of the CIM Portfolio Acquisition, including funding details, see “Liquidity and Capital Resources” herein and see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
In addition, we acquired one additional single-tenant property in the three months ended September 30, 2022 for a contract purchase price of $5.0 million. We acquired 11 additional single-tenant properties and one additional multi-tenant retail property in the nine months ended September 30, 2022 for an aggregate contract purchase price of $63.4 million.
As of September 30, 2022, we owned 1,050 properties, comprised of 28.8 million rentable square feet, which were 92.6% leased, including 939 single-tenant net-leased commercial properties (900 of which are retail properties) and 111 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of September 30, 2022, the total single-tenant properties comprised 47% of our total portfolio and were 67% leased to service retail tenants, and the total multi-tenant properties comprised 53% of our portfolio, and were 43% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. The Advisor manages our day-to-day business with the assistance of our property manager, Necessity Retail Properties, LLC (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of September 30, 2022, approximately 54.3% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 39.9% with actual investment grade ratings and 14.4% with implied investment grade ratings, and approximately 40.4% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 30.9% with actual investment grade ratings and 9.5% with implied investment grade ratings.
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic created several risks and uncertainties, many of which have lessened in severity since its onset, but which still may impact our business, including our future results of operations and our liquidity. The ultimate impact on our results of operations, our liquidity and the ability of our tenants to continue to pay us rent will depend on numerous factors including the overall length and severity of the COVID-19 pandemic. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
We took several steps to mitigate the impact of the pandemic on our business. We were in direct contact with our tenants when the crisis began, cultivated open dialogue and deepened the fundamental relationships that we carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we had positive results in our cash rent collections throughout the pandemic. We have collected 98% of the original cash rent due for the third quarter of 2022 across our entire portfolio, (based on the total of third quarter 2022 cash rent due across our portfolio). This was consistent with the quarterly collections during the first and second quarters of 2022 and the year ended December 31, 2021 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreement at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 98% of original cash rent collections for the third quarter of 2022.

A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the year ended December 31, 2021, we granted rent deferrals for an aggregate of $0.4 million or approximately 1% of original cash rent due for the year. Nearly all amounts deferred are scheduled for repayment during various times through the end of 2022. During the three and nine months ended September 30, 2022, we did not defer any additional rents. As of October 31, 2022, we have collected nearly all of the total $7.4 million rents we previously deferred.
During the nine months ended September 30, 2022, we did not grant any rent abatements. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2022. The terms of these lease amendments providing for rent deferrals and abatements differ by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements are generally coupled with an extension of the lease.
The cash rent collections for the third quarter of 2022 include cash receipts collected through October 31, 2022. Cash receipts received in October are not, however, included in cash and cash equivalents on our September 30, 2022 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based on ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including amounts previously deferred. The impact of the COVID-19 pandemic on our tenants and thus our ability to collect rents in future periods cannot be determined at present.
The table below shows the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020, 2021 and 2022:

	Total Collections			Without Deferred Rents
Period	Single-Tenant	Multi-Tenant	Total Portfolio	Single-Tenant	Multi-Tenant	Total Portfolio
First Quarter 2020	98%	100%	99%	98%	100%	99%
Second Quarter 2020	96%	72%	88%	96%	72%	88%
Third Quarter 2020	98%	85%	94%	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%	100%	91%	97%
First Quarter 2021	100%	99%	100%	99%	95%	98%
Second Quarter 2021	100%	100%	100%	99%	97%	99%
Third Quarter 2021	98%	100%	99%	98%	96%	97%
Fourth Quarter 2021	99%	100%	100%	99%	97%	98%
First Quarter 2022	98%	100%	99%	97%	98%	98%
Second Quarter 2022	98%	99%	99%	98%	97%	98%
Third Quarter 2022	98%	98%	98%	98%	98%	98%
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

Properties
The following table represents certain additional information about the properties we own at September 30, 2022:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	5.6	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	15.0	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	5.7	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	4.8	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	5.6	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	1.3	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	6.4	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	5.2	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	5.3	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	4.2	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	6.7	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	7.8	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	7.1	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	0.7	100.0%
Walgreens II	Single-Tenant	Aug 2013	1	14	10.5	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	3.4	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	5.5	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	—	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	3.2	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	3.3	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	4.5	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	5.8	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	2.5	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	0.7	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	0.7	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	2.8	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	2.6	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	8.8	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	3.5	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	2.0	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	14.3	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	5.8	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	5.5	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	5.0	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	4.3	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	3.6	100.0%
Truist Bank I (2)	Single-Tenant	Sep 2013	16	86	5.7	97.2%
National Tire & Battery I	Single-Tenant	Sep 2013	1	11	1.2	100.0%
Circle K I	Single-Tenant	Sep 2013	19	55	6.1	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	4.9	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	6.6	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	0.7	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	6.8	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	9.1	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	7.0	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	1.3	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	1.0	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
United Healthcare I (4)	Single-Tenant	Oct 2013	1	400	—	—%
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	9.7	100.0%
Tractor Supply III	Single-Tenant	Oct 2013	1	19	5.6	100.0%
Verizon Wireless	Single-Tenant	Oct 2013	1	4	7.0	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	4.6	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	0.5	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	0.8	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	4.9	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	6.2	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	9.2	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	8.8	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	0.8	100.0%
Burger King I	Single-Tenant	Nov 2013	41	169	15.0	100.0%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	5.7	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	6.1	100.0%
FedEx Ground III	Single-Tenant	Nov 2013	1	24	0.9	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	3.2	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	0.5	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	1.3	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	5.8	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	5.6	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	1.3	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	2.5	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	8.7	100.0%
Truist Bank II (2)	Single-Tenant	Jan 2014	10	59	6.5	83.2%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	1.9	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	5.8	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	1.1	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	1.8	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	0.9	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	0.5	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	9.3	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	0.8	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	5.5	100.0%
Truist Bank III (2)	Single-Tenant	Mar 2014	59	291	7.1	90.9%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	7.3	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	6.5	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	8.2	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	1.0	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	5.5	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	1.5	100.0%
Stop & Shop I	Single-Tenant	May 2014	7	492	4.3	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	2.0	3.2%
Dollar General XIX	Single-Tenant	May 2014	1	12	5.9	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	4.6	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	5.9	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	4.6	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	2.8	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	2.9	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	3.0	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	3.1	100.0%
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	3.2	91.6%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	7.1	86.0%
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.1	89.4%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	8.1	87.0%
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	8.1	79.0%
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	4.4	100.0%
Stirling Slidell Centre	Multi-Tenant	Feb 2017	1	208	1.0	63.5%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	3.7	97.1%
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	1.2	99.5%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	4.3	94.9%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.7	97.6%
Shoppes of West Melbourne	Multi-Tenant	Feb 2017	1	144	6.2	96.4%
The Centrum	Multi-Tenant	Feb 2017	1	274	9.4	86.4%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	2.1	64.4%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	4.1	92.0%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	3.2	85.3%
Colonial Landing	Multi-Tenant	Feb 2017	1	264	6.6	93.3%
The Shops at West End	Multi-Tenant	Feb 2017	1	382	6.3	86.1%
Township Marketplace	Multi-Tenant	Feb 2017	1	299	4.3	93.4%
Cross Pointe Centre	Multi-Tenant	Feb 2017	1	226	4.1	98.6%
Towne Centre Plaza	Multi-Tenant	Feb 2017	1	94	3.5	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	4.7	100.0%
Pine Ridge Plaza	Multi-Tenant	Feb 2017	1	239	2.4	95.8%
Bison Hollow	Multi-Tenant	Feb 2017	1	135	2.2	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	4.7	97.9%
Northpark Center	Multi-Tenant	Feb 2017	1	318	4.0	97.2%
Anderson Station	Multi-Tenant	Feb 2017	1	244	4.5	100.0%
Patton Creek	Multi-Tenant	Feb 2017	1	491	2.8	76.0%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	2.9	97.1%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	2.7	92.5%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	3.9	92.8%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.4	95.6%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	3.6	99.9%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	6.9	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	2.3	100.0%
Bob Evans I	Single-Tenant	Apr 2017	22	111	14.6	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	3.7	100.0%
Chili's II	Single-Tenant	May 2017	1	6	5.1	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	9.8	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	6.9	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	7.1	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	4.8	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	5.1	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	4.8	100.0%
Hardee's I	Single-Tenant	Sep 2017	1	4	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	4.1	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	14.8	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	15.2	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	7.8	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	11.3	100.0%
Mountain Express I	Single-Tenant	Jan 2018	9	30	15.3	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	5.7	100.0%
DaVita I	Single-Tenant	Feb 2018	2	13	3.4	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Imperial I	Single-Tenant	Mar 2018	9	22	18.1	100.0%
Mountain Express II	Single-Tenant	Jun 2018	15	59	15.6	100.0%
Dialysis I	Single-Tenant	Jul 2018	7	65	6.3	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	10.9	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	10.9	100.0%
Imperial II	Single-Tenant	Aug 2018	9	18	18.1	100.0%
Bob Evans II	Single-Tenant	Aug 2018	22	112	14.6	100.0%
Mountain Express III	Single-Tenant	Sep 2018	14	47	15.8	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	11.1	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	18.3	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	5.0	100.0%
Pizza Hut I	Single-Tenant	Oct 2018	9	23	11.1	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	16.3	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	9.5	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	8.9	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	5.2	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	16.3	100.0%
Mountain Express IV	Single-Tenant	Feb 2019	8	28	16.3	100.0%
Mountain Express V	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	16.4	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	9.2	100.0%
Mountain Express VI	Single-Tenant	Jun 2019	1	3	16.3	100.0%
IMTAA	Single-Tenant	May 2019; Jan 2020	12	40	16.8	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	16.7	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	9.6	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	4.3	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	8.0	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	6.5	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	8.2	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	11.9	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	17.0	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	16.9	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	6.9	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	6.5	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	17.2	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	6.8	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	7.7	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	9.6	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	17.3	100.0%
American Car Center I	Single-Tenant	Mar 2020	16	178	17.5	100.0%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	8.1	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	17.5	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	17.5	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	17.6	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	8.8	100.0%
GPM	Single-Tenant	Jul. 2020	30	112	13.7	100.0%
IMTAA II	Single-Tenant	Aug 2020; Dec 2020	10	54	12.9	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	8.4	100.0%
Kalma Kaur	Single-Tenant	Dec 2020	10	37	18.3	100.0%
Dialysis III	Single-Tenant	Dec 2020	16	139	3.7	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	18.5	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	4.7	100.0%
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	5.3	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Pick N'Save	Single-Tenant	Jun 2021	1	61	6.3	100.0%
Tidal Wave I	Single-Tenant	Jul 2021	14	54	18.8	100.0%
Imperial Reliance	Single-Tenant	Jul 2021	2	4	18.8	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	4.6	100.0%
Heritage I	Single-Tenant	Dec 2021; Jan 2022	6	51	19.3	100.0%
Fidelity I	Single-Tenant	Dec 2021; Sept 2022	7	82	20.0	100.0%
BJ's Wholesale Club II	Single-Tenant	Jan 2022	1	68	6.0	100.0%
McCain Plaza	Multi-Tenant	Jan 2022	1	308	4.0	96.6%
Ventura Place (3)	Multi-Tenant	Feb. 2022	1	67	5.5	92.5%
Market at Clifty Crossing (3)	Multi-Tenant	Feb. 2022	1	198	2.2	77.1%
Crosspoint Shopping Center (3)	Multi-Tenant	Feb. 2022	1	170	4.7	91.6%
Melody Mountain (3)	Multi-Tenant	Feb. 2022	1	66	1.3	100.0%
Owensboro Town Center (3)	Multi-Tenant	Feb. 2022	1	165	2.6	91.8%
Plainfield Marketplace (3)	Multi-Tenant	Feb. 2022	1	125	4.5	98.6%
Pecanland Plaza (3)	Multi-Tenant	Feb. 2022	1	112	3.2	93.6%
Mattress Firm & Aspen Dental (3)	Multi-Tenant	Feb. 2022	1	10	1.8	34.9%
Mattress Firm & Five Guys (3)	Multi-Tenant	Feb. 2022	1	8	5.3	100.0%
Shoppes at Stroud (3)	Multi-Tenant	Feb. 2022	1	141	5.3	94.3%
FreshThyme & DSW (3)	Multi-Tenant	Feb. 2022	1	49	1.6	100.0%
Carlisle Crossing (3)	Multi-Tenant	Feb. 2022	1	152	3.4	85.8%
Shippensburg Marketplace (3)	Multi-Tenant	Feb. 2022	1	60	5.4	84.3%
Shouthwest Plaza (3)	Multi-Tenant	Feb. 2022	1	368	4.4	77.4%
Lord Salisbury Center (3)	Multi-Tenant	Feb. 2022	1	114	4.8	100.0%
Derby Marketplace (3)	Multi-Tenant	Feb. 2022	1	100	5.8	100.0%
Fairlane Green (3)	Multi-Tenant	Feb. 2022	1	95	4.8	100.0%
Shoe Carnival & Buffalo Wild Wings (3)	Multi-Tenant	Feb. 2022	1	15	5.1	100.0%
Tellico Village (3)	Multi-Tenant	Feb. 2022	1	41	5.5	100.0%
Triangle Town Place (3)	Multi-Tenant	Feb. 2022	1	149	4.0	93.9%
Mattress Firm & Panera Bread (3)	Multi-Tenant	Feb. 2022	1	9	5.3	100.0%
Enid Crossing (3)	Multi-Tenant	Feb. 2022	1	48	3.3	100.0%
Dick's PetSmart Center (3)	Multi-Tenant	Feb. 2022	1	52	3.4	100.0%
Rolling Acres (3)	Multi-Tenant	Feb. 2022	1	189	3.5	89.3%
Mattress Firm & Kay Jewelers (3)	Multi-Tenant	Feb. 2022	1	7	3.1	100.0%
Fountain Square (3)	Multi-Tenant	Feb. 2022	1	166	2.9	100.0%
Shops at Abilene (3)	Multi-Tenant	Feb. 2022	1	176	3.0	97.3%
Shoppes of Gary Farms (3)	Multi-Tenant	Feb. 2022	1	100	1.4	95.5%
Brynwood Square (3)	Multi-Tenant	Feb. 2022	1	121	2.6	10.8%
PetSmart & Old Navy (3)	Multi-Tenant	Feb. 2022	1	29	7.7	100.0%
Crossroads Annex (3)	Multi-Tenant	Feb. 2022	1	41	1.8	100.0%
Crossroads Commons (3)	Multi-Tenant	Feb. 2022	1	47	2.8	100.0%
Sutters Creek (3)	Multi-Tenant	Feb. 2022	1	80	6.5	100.0%
Darien Towne Center (3)	Multi-Tenant	Feb. 2022	1	177	2.3	93.1%
Summerfield Crossing (3)	Multi-Tenant	Feb. 2022	1	114	6.3	76.1%
University Marketplace (3)	Multi-Tenant	Feb. 2022	1	86	5.2	100.0%
The Market at Polaris (3)	Multi-Tenant	Feb. 2022	1	111	4.6	93.7%
Beaver Creek Shopping Center (3)	Multi-Tenant	Feb. 2022	1	284	4.0	98.8%
Wallace Commons (3)	Multi-Tenant	Feb. 2022	1	111	4.4	100.0%
Plaza San Mateo (3)	Multi-Tenant	Feb. 2022	1	63	2.3	96.2%
Turfway Crossing (3)	Multi-Tenant	Feb. 2022	1	100	4.9	95.0%
Nordstrom Rack (3)	Multi-Tenant	Feb. 2022	1	45	8.2	97.7%
Evergreen Marketplace (3)	Multi-Tenant	Feb. 2022	1	50	2.3	100.0%
Lawton Marketplace (3)	Multi-Tenant	Feb. 2022	1	188	5.9	83.8%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Cottonwood Commons (3)	Multi-Tenant	Feb. 2022	1	192	5.6	87.7%
Houma Crossing (3)	Multi-Tenant	Feb. 2022	1	181	6.1	92.5%
Target Center (3)	Multi-Tenant	Feb. 2022	1	84	1.9	100.0%
The Center at Hobbs Brook (3)	Multi-Tenant	Feb. 2022	1	231	4.5	100.0%
Fourth Creek Landing (3)	Multi-Tenant	Feb. 2022	1	68	3.8	100.0%
Lafayette Pavillion (3)	Multi-Tenant	Feb. 2022	1	382	5.4	71.7%
North Lake Square (3)	Multi-Tenant	Feb. 2022	1	140	6.5	99.0%
Western Crossing (3)	Multi-Tenant	Feb. 2022	1	68	6.6	100.0%
Almeda Crossing (3)	Multi-Tenant	Mar. 2022	1	223	3.1	85.0%
Boston Commons (3)	Multi-Tenant	Mar. 2022	1	103	5.6	95.5%
Wallace Commons (3)	Single-Tenant	Apr. 2022	1	99	5.1	100.0%
Academy Sports (3)	Single-Tenant	Apr. 2022	1	72	8.3	100.0%
Walgreens (3)	Multi-Tenant	Apr. 2022	1	15	3.7	100.0%
Parkway Centre South (3)	Multi-Tenant	Apr. 2022	1	132	4.4	100.0%
The Marquis (3)	Multi-Tenant	Apr. 2022	1	135	5.3	66.6%
HEB Center (3)	Multi-Tenant	Apr. 2022	1	115	4.4	95.8%
Bed Bath & Beyond/Golfsmith (3)	Multi-Tenant	Apr. 2022	1	101	2.2	100.0%
Walgreens & KeyBank (3)	Multi-Tenant	Apr. 2022	1	18	11.4	100.0%
Terrell Mill Village (3)	Multi-Tenant	Apr. 2022	1	75	6.0	92.7%
Fresh Market Center (3)	Multi-Tenant	Apr. 2022	1	32	3.3	88.8%
Decatur Commons (3)	Multi-Tenant	Apr. 2022	1	126	3.6	91.8%
Stoneridge Village (3)	Multi-Tenant	Apr. 2022	1	72	3.3	100.0%
Albany Square (3)	Multi-Tenant	Apr. 2022	1	118	3.1	75.9%
Coventry Crossing (3)	Multi-Tenant	Apr. 2022	1	21	9.2	94.9%
Springfield Commons (3)	Multi-Tenant	Apr. 2022	1	207	5.6	100.0%
Waterford Park South (3)	Multi-Tenant	Apr. 2022	1	92	5.4	87.5%
The Ridge at Turtle Creek (3)	Multi-Tenant	Apr. 2022	1	99	9.8	95.8%
Tire Kingdom & Starbucks (3)	Multi-Tenant	Apr. 2022	1	7	7.5	100.0%
Walmart Neighborhood Market (3)	Multi-Tenant	Apr. 2022	1	51	9.4	100.0%
Harbor Town Center (3)	Multi-Tenant	Apr. 2022	1	139	4.5	97.8%
East West Commons (3)	Multi-Tenant	Apr. 2022	1	173	4.5	79.4%
Morganton Heights (3)	Multi-Tenant	Apr. 2022	1	285	2.5	95.6%
Poplar Springs (3)	Multi-Tenant	Apr. 2022	1	64	1.0	96.7%
The Plant (3)	Multi-Tenant	May 2022	1	509	6.7	79.8%
Imperial Reliance II	Single-Tenant	May 2022	8	32	19.7	100.0%
McGowin Park (3)	Multi-Tenant	July 2022	1	375	3.7	98.2%
			1,050	28,778	7.0	92.6%
________
(1)Remaining lease term in years as of September 30, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Includes eight properties leased to Truist Bank (one, two and five in Truist I, II, and III, respectively) which were unoccupied as of September 30, 2022 and are being marketed for sale, four of which are under contract to be disposed and are included in assets held for sale on the consolidated balance sheets. Please see Note 3 — Real Estate Investments to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details.
(3)Acquired in the CIM Portfolio Acquisition. See Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
(4)The tenant’s lease at this property expired effective July 1, 2021.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
		(In thousands)
Single-Tenant	939	11,913	9.8	95.5%
Multi-Tenant	111	16,865	4.6	90.6%
Total	1,050	28,778	7.0	92.6%
___________
(1)Remaining lease term in years as of September 30, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
Leasing Activity
The following tables summarize our leasing activity by segment during the periods indicated:

Three Months Ended September 30, 2022
(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	—	—	$—	$—	$—	$—
Lease renewals/amendments (2)	3	22,032	$436	$453	$52	$2.36
Lease terminations (3)	—	—	$—	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of September 30, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended September 30, 2022. This excludes lease modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management Update on the Impacts of the COVID-19 Pandemic.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

	Three Months Ended September 30, 2022
			(In thousands)
Multi-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	41	512,130	$—	$3,531	$1,472	$2.87
Lease renewals/amendments (2)	42	571,739	$7,778	$8,377	$1,294	$2.26
Lease terminations (3)	—	—	$—	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of September 30, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended September 30, 2022. This excludes lease modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management Update on the Impacts of the COVID-19 Pandemic.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

	Nine Months Ended September 30, 2022
			(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	—	—	$—	$—	$—	$—
Lease renewals/amendments (2)	18	156,570	$3,414	$3,435	$98	$0.63
Lease terminations (3)	7	87,947	$1,799	$—	$—	$—

______
(1)Annualized rental income on a straight-line basis as of September 30, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the nine months ended September 30, 2022. This excludes lease modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management Update on the Impacts of the COVID-19 Pandemic.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

	Nine Months Ended September 30, 2022
			(In thousands)
Multi-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	70	769,256	$—	$6,590	$2,932	$3.81
Lease renewals/amendments (2)	98	1,167,061	$15,371	$16,455	$2,392	$2.05
Lease terminations (3)	3	70,001	$439	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of September 30, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the nine months ended September 30, 2022. This excludes lease modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information — see Management Update on the Impacts of the COVID-19 Pandemic.
(3)Represents leases that were terminated prior to their contractual lease expiration dates.

Results of Operations
In December 2021, we signed the purchase and sale agreement for the CIM Portfolio Acquisition, representing a strategic shift away from a sole focus on single-tenant retail properties. Accordingly, as of December 31, 2021, we began operating in two reportable business segments for management and internal financial reporting purposes. In our single-tenant operating segment, we own, manage and lease single-tenant properties where tenants are required to pay for property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our multi-tenant operating segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses.
In addition to the comparative period-over-period discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s actions taken to mitigate those risks and uncertainties, and please see the Inflation and Part II — Item 1A. Risk Factors sections below (as well as Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021) for additional information on the risks and uncertainties associated with inflation, rising interest rates and labor shortages and costs.

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$
Revenue from tenants	$116,176	$91,915	$24,261

Operating expenses:
Asset management fees to related party	7,939	9,880	(1,941)
Property operating expense	28,051	13,384	14,667
Impairment of real estate investments	30,046	4,554	25,492
Acquisition, transaction and other costs	210	3,426	(3,216)
Equity-based compensation	3,857	4,149	(292)
General and administrative	8,499	5,589	2,910
Depreciation and amortization	57,494	32,762	24,732
Total operating expenses	136,096	73,744	62,352
Operating (loss) income before gain on sale of real estate investments	(19,920)	18,171	(38,091)
Gain on sale of real estate investments	1,608	478	1,130
Operating (loss) income	(18,312)	18,649	(36,961)
Other (expense) income:
Interest expense	(32,402)	(19,232)	(13,170)
Other income	25	18	7
Total other expense, net	(32,377)	(19,214)	(13,163)
Net loss	(50,689)	(565)	(50,124)
Net loss attributable to non-controlling interests	60	(4)	64
Allocation for preferred stock	(5,837)	(5,837)	—
Net loss attributable to common stockholders	$(56,466)	$(6,406)	$(50,060)

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $56.5 million for the three months ended September 30, 2022, as compared to a loss of $6.4 million for the three months ended September 30, 2021. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2022, we owned 1,050 properties. There were 914 properties owned for the entire three months ended September 30, 2022 and 2021 (our “Three Month Same Store Properties”) which were 93.6% leased as of September 30, 2022. Since July 1, 2021 and through September 30, 2022, we acquired 136 properties (our “Acquisitions Since July 1, 2021”) which were 90.9% leased as of September 30, 2022, and disposed of 27 properties (our “Dispositions Since July 1, 2021”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, June 30, 2021	906	33	939
Acquisition activity during the six months ended December 31, 2021	45	—	45
Disposition activity during the six months ended December 31, 2021	(8)	—	(8)
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the nine months ended September 30, 2022	13	80	93
Disposition activity during the nine months ended September 30, 2022	(17)	(2)	(19)
Number of properties, September 30, 2022	939	111	1,050

Number of Same Store Properties	881	33	914
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the three months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$45,360	$46,188	$(828)	$3,105	$1,297	$1,808	$9	$15,811	$(15,802)	$48,474	$63,296	$(14,822)
Less: Property operating	3,804	2,696	1,108	33	12	21	90	92	(2)	3,927	2,800	1,127
NOI	$41,556	$43,492	$(1,936)	$3,072	$1,285	$1,787	$(81)	$15,719	$(15,800)	$44,547	$60,496	$(15,949)
______
(1)Our single-tenant segment included 881 Three Month Same Store Properties.
(2)Our single-tenant segment included 58 Acquisitions Since July 1, 2021.
(3)Our single-tenant segment included 25 Dispositions Since July 1, 2021.
(4)Our single-tenant segment included 939 total properties.

Revenue from Tenants
Revenue from tenants decreased $14.8 million to $48.5 million for the three months ended September 30, 2022, compared to $63.3 million for the three months ended September 30, 2021. This decrease in revenue from tenants was due to a decrease of $15.8 million from our Dispositions Since July 1, 2021 and a decrease in our Three Month Same Store Properties revenue of approximately $0.8 million, partially offset by incremental revenue from our Acquisitions Since July 1, 2021 of approximately $1.8 million.
Total revenue from tenants for the three months ended September 30, 2021 includes a $10.4 million lease termination fee in connection with a termination agreement which was entered into in the three months ended September 30, 2021 with a tenant at 12 of our properties (the “Third Quarter 2021 Termination Fee”), of which $9.6 million relates to our Dispositions Since July 1, 2021 and $0.8 million relates to our Three Month Same Store Properties. The full amount of the Third Quarter 2021 Termination Fee was received in October 2021.
The decrease in our Three Month Same Store Properties revenue was primarily due to $0.8 million of the Third Quarter 2021 Termination Fee described above, which relates to one property which was subsequently disposed in October 2022, and lower revenue of $0.5 million from other properties which were vacant in the three months ended September 30, 2022 but which were occupied in the three months ended September 30, 2021. These decreases were partially offset by an increase of $0.6 million of operating expense reimbursement revenue.
The decrease in our revenue from Dispositions Since July 1, 2021 was primarily due to (i) $9.6 million of the Third Quarter 2021 Termination Fee described above, (ii) the disposition of our Sanofi property in January 2022, which had annual rents of $17.2 million, or rents of $4.3 million for the three months ended September 30, 2021 and (iii) lower revenue of $1.9 million from other disposed properties.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $1.1 million to $3.9 million for the three months ended September 30, 2022 compared to $2.8 million for the three months ended September 30, 2021. This increase was driven by an increase in property operating expenses of approximately $1.1 million in our Three Month Same Store Properties.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the three months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$28,539	$28,619	$(80)	$39,024	$—	$39,024	$139	$—	$139	$67,702	$28,619	$39,083
Less: Property operating	10,955	10,584	371	13,041	—	13,041	128	—	128	24,124	10,584	13,540
NOI	$17,584	$18,035	$(451)	$25,983	$—	$25,983	$11	$—	$11	$43,578	$18,035	$25,543
______
(1)Our multi-tenant segment included 33 Three Month Same Store Properties.
(2)Our multi-tenant segment included 78 Acquisitions Since July 1, 2021, excluding two properties recently acquired in the CIM Portfolio Acquisition that were disposed in the three months ended September 30, 2022.
(3) Our multi-tenant segment included two Dispositions Since July 1, 2021, including two properties recently acquired in the CIM Portfolio Acquisition that were disposed in the three months ended September 30, 2022.
(4)Our multi-tenant segment included 111 total properties.
Revenue from Tenants
Revenue from tenants increased $39.1 million to $67.7 million for the three months ended September 30, 2022, compared to $28.6 million for the three months ended September 30, 2021. This increase in revenue from tenants was primarily due to incremental revenue from our Acquisitions Since July 1, 2021 of approximately $39.0 million. The increase in revenue from tenants was also affected by an increase in our Three Month Same Store Properties revenue of approximately $0.1 million and finally by an increase in our Dispositions Since July 1, 2021 of $0.1 million. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
The increase in our Three Month Same Store Properties revenue was mainly due to an increase in occupancy and rental rates in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $13.5 million to $24.1 million for the three months ended September 30, 2022 compared to $10.6 million for the three months ended September 30, 2021. This increase was primarily due to an increase in property operating expenses of $13.0 million from our Acquisitions Since July 1, 2021. This increase was also due to an increase in property operating expenses of $0.4 million from our Three Month Same Store Properties, and by an increase in property operating expenses of $0.1 million from our Dispositions Since July 1, 2021. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor decreased $1.9 million to $7.9 million for the three months ended September 30, 2022, compared to $9.9 million for the three months ended September 30, 2021, primarily due to the occurrence of a $2.3 million incentive variable management fee incurred in the three months ended September 30, 2021 for which no amounts were incurred in the three months ended September 30, 2022, partially offset by an increase of $0.4 million in the variable portion of the base management fee due to our equity issuances in 2022 and in 2021.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, including shares subject to repurchase, preferred stock and certain convertible debt but excluding, among other things, equity-based compensation). The variable portion of the base management fee will increase in connection with future issuances of equity securities.
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
Impairment Charges
We recorded impairment charges of $30.0 million for the three months ended September 30, 2022, of which $27.7 million related to three multi-tenant properties (one of which was recently acquired from the CIM Portfolio Acquisition and was impaired by $2.0 million), and $2.4 million related to three vacant single-tenant properties (two of which were formerly leased to Truist Bank). All of the impaired properties were impaired to adjust the properties’ carrying values to their fair values as determined by their respective purchase and sale agreements. These impairment charges include an incremental impairment charge of $2.4 million recorded on one multi-tenant property, which was impaired in the three months ended June 30, 2022 for $49.6 million, to reflect a subsequent change in its purchase and sale agreement with the potential buyer as a result of deteriorating market conditions and rising interest rates.
We recorded $4.6 million of impairment charges for the three months ended September 30, 2021 related to six vacant held-for-use properties located in various states (including certain of the properties for which we terminated leases in the period). Five of these properties were impaired to adjust their carrying values to their fair values as determined by the sales price in their respective signed purchase and sale agreements or non-binding letters of intent, and one property was impaired to adjust its carrying value to its fair value as determined by the income approach.
Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased by $3.2 million to $0.2 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021. The decrease was primarily due to prepayment penalties on two mortgage notes which were fully repaid in the three months ended September 30, 2021 which totaled $3.3 million.
Equity-Based Compensation
Equity-based compensation decreased by $0.3 million to $3.9 million during the three months ended September 30, 2022, compared to $4.1 million during the three months ended September 30, 2021. Equity-based compensation expenses relate to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the LTIP Units (as defined below) that were granted to our Advisor in 2021 pursuant to the 2021 OPP (as defined below) or granted in 2018 pursuant to the 2018 OPP (as defined below).
The higher expense recorded in the three months ended September 30, 2021 was due to $0.6 million of additional non-cash equity-based compensation expense from the 2021 multi-year outperformance agreement with the Advisor (the “2021 OPP”) in the form of a new award of units of limited partnership in the OP designated as “LTIP Units” (“LTIP Units”) authorized by our independent directors on May 4, 2021 to be issued to the Advisor under the 2021 OPP after the performance period of the multi-year outperformance agreement previously entered into with the Advisor in 2018 (the “2018 OPP”) expired on July 19, 2021. The three months ended September 30, 2021 includes expenses for both the 2018 OPP and the 2021 OPP. The higher expense recorded in the three months ended September 30, 2021 was partially offset by $0.3 million of net equity-based compensation expense representing the value of new replacement grants net of a reversal of $0.1 million in previously recognized compensation on forfeited grants. See Note 13 — Equity-Based Compensation for additional information.
General and Administrative Expense
General and administrative expense increased $2.9 million to $8.5 million for the three months ended September 30, 2022, compared to $5.6 million for the three months ended September 30, 2021. The increase was primarily due to $1.6 million of increased professional expense reimbursements. The increased professional expense reimbursements are due to additional staffing needed by the Advisor as a result of the CIM Portfolio Acquisition. Additionally, legal expenses increased $0.3 million, accounting fees increased $0.2 million and miscellaneous fees increased $0.5 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $24.7 million to $57.5 million for the three months ended September 30, 2022, compared to $32.8 million for the three months ended September 30, 2021. Depreciation and amortization expense was impacted by an increase of $27.3 million related to our Acquisitions Since July 1, 2021 (including, most notably, the CIM Portfolio Acquisition), partially offset by a decrease of $0.3 million from our Three Month Same Store Properties as well as by a decrease of $2.8 million from our Dispositions Since July 1, 2021.
Depreciation and amortization expense for the three months ended September 30, 2022 was impacted by an out-of-period adjustment of $3.7 million for certain in-place lease intangibles associated with certain leases with below market rents that were acquired as part of the CIM Portfolio Acquisition in the first and second quarters of 2022. See Note 2 — Significant Accounting Policies for additional information.
Gain on Sale of Real Estate Investments
During the three months ended September 30, 2022, we sold eight properties (including six single-tenant and two multi-tenant properties). These properties sold for an aggregate contract price of $35.4 million, resulting in aggregate gains on sale of $1.6 million. During the three months ended September 30, 2021, we sold three single-tenant properties for an aggregate contract price of $3.0 million, resulting in aggregate gains on sale of $0.5 million.
Interest Expense
Interest expense increased $13.2 million to $32.4 million for the three months ended September 30, 2022, compared to $19.2 million for the three months ended September 30, 2021. This increase was mainly due to (i) interest expense of $5.6 million and deferred financing cost amortization of $0.3 million on our $500.0 million of 4.50% per annum Senior Notes issued in October 2021, (ii) increased interest expense of $2.1 million and increased deferred financing cost and discount/premium amortization of $1.1 million on our mortgage debt and (iii) increased interest expense of $4.1 million on our Credit Facility borrowings. The increases to interest expense on our mortgage debt and borrowings under our Credit Facility largely result from the assumption of mortgage debt and borrowings under our Credit Facility to finance the CIM Portfolio Acquisition. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
During the three months ended September 30, 2022 and 2021, the average outstanding balances on our mortgage notes payable were $1.8 billion and $1.6 billion, respectively, and the average outstanding balances under our revolving, unsecured corporate credit facility (the “Credit Facility”) were $483.2 million and $158.1 million, respectively. For the three months ended September 30, 2022 and 2021, the weighted-average interest rates on our mortgage notes payable were 3.83% and 3.77%, respectively, and the weighted-average interest rates on our Credit Facility were 4.22% and 2.49%, respectively. The increase in the weighted-average interest rate on our Credit Facility during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to increases in one-month LIBOR rates during 2022.
The interest rate on our Credit Facility has increased throughout 2022, and we anticipate that the interest rate on our Credit Facility will further increase, which could have an adverse impact on our acquisition and investment activity. See “Item 1.A Risk Factors” and “Liquidity and Capital Resources” for additional information.

Other Income
Other income was $25,000 and $18,000 for the three months ended September 30, 2022 and 2021, respectively.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$
Revenue from tenants	$328,048	$252,679	$75,369

Operating expenses:
Asset management fees to related party	24,061	25,123	(1,062)
Property operating expense	74,710	40,152	34,558
Impairment of real estate investments	94,942	4,645	90,297
Acquisition, transaction and other costs	695	3,604	(2,909)
Equity-based compensation	10,878	13,779	(2,901)
General and administrative	23,722	15,578	8,144
Depreciation and amortization	141,755	97,509	44,246
Total operating expenses	370,763	200,390	170,373
Operating (loss) income before gain on sale of real estate investments	(42,715)	52,289	(95,004)
Gain on sale of real estate investments	68,615	775	67,840
Operating income	25,900	53,064	(27,164)
Other (expense) income:
Interest expense	(84,471)	(58,927)	(25,544)
Other income	987	62	925
Gain on non-designated derivatives	2,250	—	2,250
Total other expense, net	(81,234)	(58,865)	(22,369)
Net loss	(55,334)	(5,801)	(49,533)
Net (income) loss attributable to non-controlling interests	54	4	50
Allocation for preferred stock	(17,511)	(17,425)	(86)
Net loss attributable to common stockholders	$(72,791)	$(23,222)	$(49,569)
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $72.8 million for the nine months ended September 30, 2022, as compared to net loss attributable to common stockholders of $23.2 million for the nine months ended September 30, 2021. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2022, we owned 1,050 properties. There were 890 properties owned for the entire nine months ended September 30, 2022 and 2021 (our “Nine Month Same Store Properties”) which were 93.6% leased as of September 30, 2022. Since January 1, 2021 and through September 30, 2022, we acquired 160 properties (our “Acquisitions Since January 1, 2021”) which were 90.9% leased as of September 30, 2022, and disposed of 32 properties (our “Dispositions Since January 1, 2021”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, December 31, 2020	887	33	920
Acquisition activity during the year ended December 31, 2021	69	—	69
Disposition activity during the year ended December 31, 2021	(13)	—	(13)
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the nine months ended September 30, 2022	13	80	93
Disposition activity during the nine months ended September 30, 2022	(17)	(2)	(19)
Number of properties, September 30, 2022	939	111	1,050

Number of Same Store Properties	857	33	890
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the nine months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$139,510	$134,256	$5,254	$12,869	$3,735	$9,134	$5,264	$27,614	$(22,350)	$157,643	$165,605	$(7,962)
Less: Property operating	10,874	7,489	3,385	820	160	660	207	266	(59)	11,901	7,915	3,986
NOI	$128,636	$126,767	$1,869	$12,049	$3,575	$8,474	$5,057	$27,348	$(22,291)	$145,742	$157,690	$(11,948)
______
(1)Our single-tenant segment included 857 Nine Month Same Store Properties.
(2)Our single-tenant segment included 82 Acquisitions Since January 1, 2021.
(3)Our single-tenant segment included 30 Dispositions Since January 1, 2021.
(4)Our single-tenant segment included 939 total properties.
Revenue from Tenants
Revenue from tenants decreased $8.0 million to $157.6 million for the nine months ended September 30, 2022, compared to $165.6 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in revenue from our Dispositions Since January 1, 2021 of $22.4 million. This decrease was partially offset by incremental income from our Acquisitions Since January 1, 2021 of approximately $9.1 million, and an increase in our Nine Month Same Store Properties revenue of approximately $5.3 million.

Total revenue from tenants for the nine months ended September 30, 2021 includes the Third Quarter 2021 Termination Fee of which $9.6 million relates to our Dispositions Since January 1, 2021 and $0.8 million relates to our Nine Month Same Store Properties. The full amount of the 2021 Termination Fee was received in October 2021. See Comparison of the Three Months Ended September 30, 2022 and 2021 for additional information.
Total revenue from tenants for the nine months ended September 30, 2022 includes $10.1 million of termination fee income which relates to termination agreements entered into during the three months ended December 31, 2021 and the six months ended June 30, 2022 (the “Termination Fees Since December 2021”). The full amount of the Termination Fees Since December 2021 was recognized over the remaining occupancy periods of the related properties, all of which expired during the nine months ended September 30, 2022 (see Note 2 — Summary of Significant Accounting Policies – Revenue Recognition for additional information). Of the total $10.1 million from the Termination Fees Since December 2021 recognized in the nine months ended September 30, 2022, $6.8 million related to our Nine Month Same Store Properties and $3.3 million related to our Dispositions Since January 1, 2021.
The increase in our Nine Month Same Store Properties revenue was mainly due to: (i) the Termination Fees Since December 2021, of which $6.8 million related to our Nine Month Same Store Properties, (ii) increased operating expense reimbursement revenue of $3.0 million and (iii) a decrease of $0.5 million of bad debt expense, which is recorded as a reduction to revenue. These increases were partially offset by (i) lower revenue from our United Healthcare property of $2.7 million which had annual rents of $5.4 million prior to its vacancy on June 30, 2021, (ii) the Third Quarter 2021 Termination Fee, of which $0.8 million related to our Nine Month Same Store Properties and (iii) lower revenue of $1.5 million from other properties which were vacant in the nine months ended September 30, 2022 but which were occupied in the nine months ended September 30, 2021.
The decrease in our revenue from Dispositions Since January 1, 2021 was primarily due to: (i) the Third Quarter 2021 Termination Fee, of which $9.6 million related to our Dispositions Since January 1, 2021, (ii) the disposition of our Sanofi property in January 2022, which had annual rents of $17.2 million, or rents of $12.9 million for the nine months ended September 30, 2021 and (iii) lower revenue from other disposed properties of $3.2 million. These decreases were partially offset by the Termination Fees Since December 2021, of which $3.3 million related to our Dispositions Since January 1, 2021.
Property Operating Expenses
Property operating expenses increased $4.0 million to $11.9 million for the nine months ended September 30, 2022, compared to $7.9 million for the nine months ended September 30, 2021. This increase was primarily driven by an increase in property operating expenses of $0.7 million from our Acquisitions Since January 1, 2021, and by an increase in property operating expenses from our Nine Month Same Store Properties of $3.4 million, partially offset by a decrease in property operating expenses from our Dispositions Since January 1, 2021 of $0.1 million.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the nine months ended September 30, 2022 and 2021:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Revenue from tenants	$87,204	$87,074	$130	$82,419	$—	$82,419	$782	$—	$782	$170,405	$87,074	$83,331
Less: Property operating	33,480	32,237	1,243	28,922	—	28,922	407	—	407	62,809	32,237	30,572
NOI	$53,724	$54,837	$(1,113)	$53,497	$—	$53,497	$375	$—	$375	$107,596	$54,837	$52,759
______
(1)Our multi-tenant segment included 33 Nine Month Same Store Properties.
(2)Our multi-tenant segment included 78 Acquisitions Since January 1, 2021, excluding two properties recently acquired in the CIM Portfolio Acquisition that were disposed in the nine months ended September 30, 2022.
(3) Our multi-tenant segment included two Dispositions Since January 1, 2021, including two properties recently acquired in the CIM Portfolio Acquisition that were disposed in the nine months ended September 30, 2022.
(4)Our multi-tenant segment included 111 total properties.
Revenue from Tenants
Revenue from tenants increased $83.3 million to $170.4 million for the nine months ended September 30, 2022, compared to $87.1 million for the nine months ended September 30, 2021. This increase in revenue from tenants was due to incremental revenue from our Acquisitions Since January 1, 2021 of $82.4 million ($81.6 million of which was attributable to the CIM Portfolio Acquisition), an increase of $0.8 million from our Dispositions Since January 1, 2021 and an increase in our Nine

Month Same Store Properties revenue of $0.1 million. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
The increase in our Nine Month Same Store Properties revenue was primarily due to $1.0 million of increased operating expense reimbursement revenue and $1.0 million from marginally higher occupancy and higher rental rates, partially offset by $1.1 million of decreased termination fee income and a recovery of $0.8 million relating to a lease settlement fee from a tenant which was recorded in the nine months ended September 30, 2021.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $30.6 million to $62.8 million for the nine months ended September 30, 2022, compared to $32.2 million for the nine months ended September 30, 2021. This increase was driven by an increase in property operating expenses of approximately $1.2 million in our Nine Month Same Store Properties, by an increase in property operating expenses of $28.9 million from our Acquisitions Since January 1, 2021 ($28.9 million of which was attributable to the CIM Portfolio Acquisition) and by an increase in property operating expenses of $0.4 million from our Dispositions Since January 1, 2021. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor decreased $1.1 million to $24.1 million for the nine months ended September 30, 2022, compared to $25.1 million for the nine months ended September 30, 2021, primarily due to a decrease of $2.6 million of incentive variable management fees, partially offset by an increase of $1.6 million in the variable portion of the base management fee during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to our equity issuances in 2022 and in 2021.
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, including shares subject to repurchase, preferred stock and certain convertible debt but excluding, among other things, equity-based compensation). The variable portion of the base management fee will increase in connection with future issuances of equity securities.
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
Impairment Charges
We recorded impairment charges of $94.9 million for the nine months ended September 30, 2022, of which (i) $80.8 million related to four multi-tenant properties (two of which were recently acquired in the CIM Portfolio Acquisition and were impaired by $5.6 million), (ii) $10.4 million related to 10 vacant single-tenant properties (nine of which were formerly leased to Truist Bank) and (iii) $3.8 million related to one vacant single-tenant property formerly leased to United Healthcare. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew its lease. We previously impaired the United Healthcare property by $26.9 million during the three months ended December 31, 2021. All of the impaired properties were impaired to adjust the properties’ carrying values to their fair values as determined by their respective purchase and sale agreements if under a contract to be disposed, or their estimated fair values if not under a contract to be disposed. These impairment charges include an incremental impairment charge of $2.4 million recorded on one multi-tenant property, which was impaired in the three months ended June 30, 2022 for $49.6 million, to reflect a subsequent change in its purchase and sale agreement with the potential buyer as a result of deteriorating market conditions and rising interest rates.
We recorded impairment charges of $4.6 million during the nine months ended September 30, 2021 related to seven vacant single-tenant held-for-use properties (including certain of the properties for which we terminated leases in the period). Five of these properties were impaired to adjust their carrying values to their fair values as determined by the sales price in their respective signed purchase and sale agreements or non-binding letters of intent, and two properties were impaired to adjust their carrying value to their fair value as determined by the income approach.
Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.

Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $2.9 million to $0.7 million for the nine months ended September 30, 2022, compared to $3.6 million for the nine months ended September 30, 2021. The decrease was primarily due to prepayment penalties on two mortgage notes which were fully repaid in the nine months ended September 30, 2021 which totaled $3.3 million, partially offset by $0.4 million from increased acquisition activity in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Equity-Based Compensation
Equity-based compensation decreased by approximately $2.9 million to $10.9 million for the nine months ended September 30, 2022, compared to $13.8 million for the nine months ended September 30, 2021. This decrease was primarily due to additional non-cash equity-based compensation expense from the 2021 OPP and additional non-cash equity-based compensation expense from a new grant of restricted shares in the second quarter of 2021 as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer (see additional details below).
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
In addition, there were higher equity-based compensation expenses for restricted shares recorded in the first nine months of 2021 which was due to new grants as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted our former chief financial officer an additional award of restricted shares that also fully vested upon the effectiveness of her resignation on April 9, 2021, contributing to the higher equity-based compensation expense recorded during the nine months ended September 30, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of higher equity-based compensation expense recorded during the nine months ended September 30, 2021. These higher equity-based compensation expenses were partially offset by $0.3 million of net equity-based compensation expense representing the value of new replacement grants net of a reversal of $0.1 million in previously recognized compensation on forfeited grants which was recorded in the nine months ended September 30, 2022. See Note 13 — Equity-Based Compensation for additional information.
General and Administrative Expense
General and administrative expense increased $8.1 million to $23.7 million for the nine months ended September 30, 2022, compared to $15.6 million for the nine months ended September 30, 2021. The increase was primarily due to $4.5 million of increased professional expense reimbursements, and was also impacted by a $1.4 million professional fee credit in the nine months ended September 30, 2021 which did not occur in the nine months ended September 30, 2022. The increased professional expense reimbursements are due to additional staffing needed by the Advisor as a result of the CIM Portfolio Acquisition. Additionally, accounting fees increased $0.5 million, legal fees increased $0.4 million and miscellaneous fees increased $1.3 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $44.2 million to $141.8 million for the nine months ended September 30, 2022, compared to $97.5 million for the nine months ended September 30, 2021. Depreciation and amortization expense was impacted by an increase of $53.5 million related to our Acquisitions Since January 1, 2021 (including, most notably, the CIM Portfolio Acquisition), partially offset by a decrease of $1.5 million from our Nine Month Same Store Properties and a decrease of $7.7 million from our Dispositions Since January 1, 2021.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2022, we sold 19 properties for an aggregate contract price of $331.0 million, resulting in aggregate gains on sale of $68.6 million. During the nine months ended September 30, 2021, we sold eight properties for an aggregate contract price of $6.1 million, resulting in aggregate gains on sale of $0.8 million.
Interest Expense

Interest expense increased $25.5 million to $84.5 million for the nine months ended September 30, 2022, compared to $58.9 million for the nine months ended September 30, 2021. This increase was mainly due to (i) interest expense of $16.9 million and deferred financing cost amortization of $1.0 million on our $500.0 million of 4.50% per annum Senior Notes which were issued in October 2021, (ii) increased interest expense of $1.6 million and increased deferred financing cost and discount/premium amortization of $1.6 million on our mortgage debt and (iii) increased interest expense of $4.4 million on our borrowings under the Credit Facility. The increases to interest expense on our mortgage debt and borrowings under our Credit Facility largely result from the assumption of mortgage debt and borrowings under our Credit Facility to finance the CIM Portfolio Acquisition. Please see Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the CIM Portfolio Acquisition.
During the nine months ended September 30, 2022 and 2021, the average outstanding balances on our mortgage notes payable were $1.7 billion and $1.6 billion, respectively, and the average outstanding balances under our Credit Facility were $372.3 million and $231.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the weighted-average interest rates on our mortgage notes payable were 3.82% and 3.98%, respectively, and the weighted-average interest rates on our Credit Facility were 3.26% and 2.72%, respectively. The increase in the weighted-average interest rate on our Credit Facility during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to increases in one-month LIBOR rates during 2022.
The interest rate on our Credit Facility has increased throughout 2022, and we anticipate that the interest rate on our Credit Facility will further increase, which could have an adverse impact on our acquisition and investment activity. See “Item 1.A Risk Factors” and “Liquidity and Capital Resources” for additional information.
Other Income
Other income was $1.0 million for the nine months ended September 30, 2022, compared to $62,000 for the nine months ended September 30, 2021. The increase in other income was primarily due to the settlement of $0.9 million of liens incurred on our Prairie Towne property in the three months ended June 30, 2020 as a result of a settlement with the lien holder during the nine months ended September 30, 2022.
Gain on Non-Designated Derivative
Gain on non-designated derivatives for the nine months ended September 30, 2022 was $2.3 million, and was related to an embedded derivative on the common stock issued in connection with the CIM Portfolio Acquisition. The stock was issued in the three months ended March 31, 2022. No gain on non-designated derivatives was recorded in the nine months ended September 30, 2021. For additional information, see Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Our cash flows provided by or used in operating activities is affected by the rental income generated from leasing activity, including leasing activity due to acquisitions and dispositions, restricted cash we are required to maintain, the timing of interest payments, the receipt of scheduled rent payments and the level of property operating expenses. Our cash flows from operating activities were $131.6 million during the nine months ended September 30, 2022 and consisted of net loss of $55.3 million, adjusted for non-cash items of $183.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on non-designated derivatives, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $5.2 million, a decrease in deferred rent of $1.6 million, an increase in accounts payable and accrued expenses of $17.0 million and an increase in prepaid expenses and other assets of $6.9 million.
Our cash flows from operating activities were $100.5 million during the nine months ended September 30, 2021 and consisted of net loss of $5.8 million, adjusted for non-cash items of $118.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation, gain on sale of real estate investments and impairment charges. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $4.9 million, an increase in deferred rent of $0.2 million, an increase in accounts payable and accrued expenses of $5.3 million and an increase in prepaid expenses and other assets of $16.3 million.
Cash Flows from Investing Activities
The net cash used in investing activities during the nine months ended September 30, 2022 of $701.4 million consisted primarily of investments in real estate and other assets of $996.6 million (including, most notably, the CIM Portfolio Acquisition), capital expenditures of $10.9 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $306.1 million.

The net cash used in investing activities during the nine months ended September 30, 2021 of $159.8 million consisted primarily of investments in real estate and other assets of $153.7 million, capital expenditures of $10.1 million and deposits for real estate acquisitions of $0.6 million, partially offset by cash received from the sale of real estate investments of $4.6 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $393.4 million during the nine months ended September 30, 2022 consisted primarily of proceeds from our Credit Facility of $513.0 million and net proceeds from the issuance of Class A common stock of $33.2 million. These cash inflows were partially offset by cash dividends paid to holders of our Class A common stock of $83.6 million, payments on our Credit Facility of $35.0 million, payments on our mortgages of $11.6 million, cash dividends paid to holders of our Series A Preferred Stock (as defined below) of $11.2 million, cash dividends paid to holders of our Series C Preferred Stock (as defined below) of $6.4 million and payments of deferred financing costs of $3.1 million.
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
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock, and capital expenditures. In addition, we may also use cash to purchase additional properties.
CIM Portfolio Acquisition
In December 2021, we signed a purchase and sale agreement for the CIM Portfolio Acquisition, which consists of 79 multi-tenant retail centers and two single-tenant properties, for an aggregate contract purchase price of $1.3 billion. We closed on the properties of the CIM Portfolio Acquisition in multiple stages as follows:
•In the three months ended March 31, 2022, we closed on the acquisition of 56 of these properties for an aggregate contract purchase price of $801.1 million. We funded the closing of these properties with cash of $728.4 million, including $378.0 million of borrowings under our Credit Facility, the assumption of $19.3 million of existing mortgage debt and the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million in fair value at issuance ($53.4 million in contractual value), which were issued at a weighted-average price of $7.75 per share in fair value at issuance ($8.28 per share in contractual value).
•In the three months ended June 30, 2022, we closed on 24 additional properties from the CIM Portfolio Acquisition for an aggregate contract purchase price of $452.8 million in three closings. The acquisitions were funded with the assumption of $294.5 million of fixed-rate mortgage debt, $128.2 million of $135.0 million of borrowings under the Credit Facility, the application of $23.8 million of our $40.0 million deposit and the remainder with cash on hand. The assumed mortgages bear stated interest rates between 3.65% and 4.62% and mature between April 2023 and September 2033.
•In the three months ended September 30, 2022, we closed on the one remaining property from the CIM Portfolio Acquisition for a contract purchase price of $71.1 million. The acquisition was funded with the assumption of $39.0 million of fixed-rate mortgage debt, the application of the remaining $16.2 million of our $40.0 million deposit, and the remainder with cash on hand (including $6.8 million of previous borrowings under the Credit Facility). The assumed mortgage bears a stated interest rate of 4.05% and matures in May 2024.
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. We paid $10.2 million, $13.3 million and $26.1 million for such contingent consideration with cash on hand in the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively, and we have accrued for $5.2 million of contingent consideration based on leases executed as of September 30, 2022. Additional amounts may be due for leases executed through January 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition).

The cash used in the CIM Portfolio Acquisition consisted of $420.5 million, which included net proceeds from the approximately $260.7 million sale of our Sanofi property, the remaining proceeds from our Senior Notes offering, and $513.0 million from borrowings under our Credit Facility. In addition, we acquired 11 additional single-tenant properties and one additional multi-tenant property in the nine months ended September 30, 2022 for an aggregate contract purchase price of $63.4 million, which was funded entirely with cash on hand. Of the 93 properties acquired in the nine months ended September 30, 2022, 61 properties were added to the borrowing base of the Credit Facility.
Short-Term Material Cash Requirements
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $41.2 million and $214.9 million, respectively.
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
The CIM Portfolio Acquisition has increased our leverage in the nine months ended September 30, 2022 as compared to prior periods. We plan to continue with our deleveraging strategy now that the CIM Portfolio Acquisition is complete. We may, however, issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. We have additionally identified certain assets acquired in the CIM Portfolio Acquisition, and other properties in our portfolio, that we intend to market for sale, the net proceeds of which, after taxes and selling costs, will be used to repay debt. In the three months ended September 30, 2022, we disposed of two properties from the CIM Portfolio Acquisition for an aggregate contract sales price of $13.7 million, and we recorded an aggregate loss on sale of $0.6 million for these properties. We had previously recorded impairment charges of $3.5 million for one of these properties in the nine months ended September 30, 2022. The funds received from these dispositions were used to repay $10.0 million of amounts outstanding under our Credit Facility in the three months ended September 30, 2022.
Additionally, we have entered into an agreement to dispose of one other multi-tenant property acquired in the CIM Portfolio Acquisition for a contract sales price of $2.8 million. During the three months ended September 30, 2022, we recorded $2.0 million of impairment charges on this property. We have also entered into one non-binding letter of intent to dispose of one multi-tenant property acquired in the CIM Portfolio Acquisition for a contract sales price of $180.0 million, which is encumbered by a mortgage with a principal balance of $123.0 million as of September 30, 2022. There is no assurance that we will be able to enter into further agreements to sell other assets on acceptable terms and conditions, or at all.
Mortgage Notes Payable, Credit Facility and Senior Notes — September 30, 2022
As of September 30, 2022, we had $1.8 billion of gross mortgage notes payable outstanding, $500.0 million of gross Senior Notes outstanding and $478.0 million outstanding under our Credit Facility. Of our total gross debt, 83.1% is fixed-rate and 16.9% is variable-rate.
As of September 30, 2022, our net debt to gross asset value ratio was 51.5%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization. As of September 30, 2022, the weighted-average effective interest rates on the mortgage notes payable, Credit Facility and Senior Notes were 3.83%, 5.09% and 4.50%, respectively.

We assumed $352.8 million in fixed rate mortgage debt in the nine months ended September 30, 2022 related to the closing of 81 properties of the CIM Portfolio Acquisition, which bear interest at stated rates between 3.65% and 4.62%, maturing between April 2023 and September 2033. As of September 30, 2022, the assumed debt from the CIM Portfolio Acquisition had an aggregate principal balance of $351.8 million.
Based on debt outstanding as of September 30, 2022, future anticipated principal payments on our mortgage notes payable for the remainder of 2022 and the year ended December 31, 2023 are $1.6 million and $289.8 million, respectively. We do not anticipate the need to make any significant additional principal payments for the remainder of 2022, but for the year ended December 31, 2023, we will need to repay or refinance $287.7 million (which bears a weighted-average effective interest rate of 3.91%) of the total $351.8 million, as of September 30, 2022, that we assumed from the CIM Portfolio Acquisition. In light of the current direction of interest rates, the rates we pay on debt which we refinance may be higher than the rates on debt we assumed.
As of September 30, 2022, we had $5.2 billion in gross real estate assets, at cost, and we had pledged approximately $3.0 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $2.0 billion of these gross real estate assets, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility which had a total borrowing capacity thereunder of $517.9 million. Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
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
Senior Notes

The $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”) were issued on October 7, 2021 and are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by the subsidiaries of the Company and the OP that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of these entities that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or certain capital markets indebtedness, in each case, will be required to execute a Senior Note Guarantee.
As of September 30, 2022, we were in compliance with all the operating and financial covenants under the Senior Notes and mortgages.
Credit Facility — Terms and Capacity
As of September 30, 2022 we had $478.0 million outstanding under the Credit Facility. We did not have any amounts outstanding under the Credit Facility as of December 31, 2021.
The aggregate total commitments under the Credit Facility are $815.0 million, including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting us to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions.
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
The Credit Facility requires payments of interest only prior to maturity. The Credit Facility bears interest at a rate equal to either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on our consolidated leverage ratio. In addition, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of ours or the OP, and (ii) the “floor” on LIBOR is 0%. The Credit Facility includes provisions related to the anticipated transition from LIBOR to an alternative benchmark rate. As of September 30, 2022, we have elected to use LIBOR for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
As of September 30, 2022, we were in compliance with the operating and financial covenants under the Credit Facility.
Of the 93 properties acquired in the nine months ended September 30, 2022, 61 properties were added to the borrowing base of the Credit Facility. As of September 30, 2022, we had $39.9 million available for future borrowings.
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
Acquisitions and Dispositions — Three and Nine Months Ended September 30, 2022
One of our primary uses of cash during the three and nine months ended September 30, 2022 was to acquire properties.

During the three months ended September 30, 2022, we acquired two properties for an aggregate purchase price of $90.6 million, including capitalized acquisition costs. The acquisitions during the three months ended September 30, 2022 include one property from the CIM Portfolio Acquisition. The acquisition of the one property from the CIM Portfolio Acquisition was funded with the assumption of $39.0 million of fixed-rate mortgage debt, the application of the remaining $16.2 million of our $40.0 million deposit, and the remainder with cash on hand (including $6.8 million of previous borrowings under the Credit Facility). The remaining property acquired in the three months ended September 30, 2022 was funded entirely with cash on hand.
During the nine months ended September 30, 2022, we acquired 93 properties for an aggregate purchase price of $1.4 billion, including capitalized acquisition costs. The acquisitions during the nine months ended September 30, 2022 include 81 properties from the CIM Portfolio Acquisition. The acquisition of the 81 properties from the CIM Portfolio Acquisition was funded with the assumption of $352.8 million of existing mortgage debt, $513.0 million of borrowings under the Credit Facility, the application of our $40 million deposit, the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million in fair value at issuance ($53.4 million in contractual value), which were issued at a weighted-average price of $7.75 per share in fair value at issuance ($8.28 per share in contractual value), $5.2 million of contingent consideration to be paid in fourth quarter of 2022 and the remainder with cash on hand. The remaining 12 properties acquired in the nine months ended September 30, 2022 were funded entirely with cash on hand.
During the three months ended September 30, 2022, we sold eight properties for an aggregate contract sales price of $35.4 million, excluding disposition related costs. Of the eight properties sold in the three months ended September 30, 2022, one was formerly encumbered under the loan agreement with Column Financial, Inc. (the “Column Financial Mortgage Notes”) and two were formerly part of the unencumbered asset pool comprising the Credit Facility. The proceeds from these dispositions were used to repay $10.0 million of amounts outstanding under our Credit Facility in the three months ended September 30, 2022.
During the nine months ended September 30, 2022, we sold 19 properties for an aggregate contract sales price of $331.0 million excluding disposition related costs. These dispositions included the sale of three office buildings leased to Sanofi S.A. for a contract purchase price of $260.7 million (the “Sanofi Sale”). The net proceeds of $254.5 million from the Sanofi Sale were used to partially fund the closing of the first tranche of the CIM Portfolio Acquisition as discussed above. Of the 18 other properties sold in the nine months ended September 30, 2022, two were formerly encumbered under the Column Financial Mortgage Notes, two were formerly encumbered under the 2021 Net Lease Mortgage Notes and six were formerly part of the unencumbered asset pool comprising the Credit Facility. The proceeds from these dispositions were used to repay $35.0 million of amounts outstanding under our Credit Facility in the nine months ended September 30, 2022.
Acquisitions and Dispositions — Subsequent to September 30, 2022
Subsequent to September 30, 2022, we did not acquire any properties. We have entered into a non-binding letter of intent to acquire two additional single-tenant properties for a contract purchase price of approximately $3.0 million. There can be no assurance we will complete this acquisition on its contemplated terms, or at all. We anticipate primarily using cash on hand, which may include proceeds from our ATM Programs, and, if necessary, proceeds from borrowings under our Credit Facility, to fund the consideration required to complete this acquisition.
Subsequent to September 30, 2022, we disposed of four properties for an aggregate contract sales price of $1.6 million. We have entered into six purchase and sale agreements to dispose of six properties for an aggregate contract sales price of $77.7 million. We have also entered into two non-binding letters of intent to dispose of two properties for an aggregate contract sales price of $181.3 million. The purchase and sale agreements and non-binding letters of intent are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all. One of the purchase and sale agreements relates to a property acquired in the CIM Portfolio Acquisition, which was impaired in the three months ended September 30, 2022 for $2.0 million. One of the non-binding letters of intent relates to a property acquired in the CIM Portfolio Acquisition which is encumbered by a mortgage with a principal balance of $123.0 million as of September 30, 2022.
ATM Programs
We sold 997,230 shares of Class A common stock through our Class A Common Stock ATM Program during the three months ended September 30, 2022, which generated $8.0 million of gross proceeds, and net proceeds of $7.9 million after commissions, fees and other offering costs incurred of $0.1 million. We sold 3,762,559 shares of Class A common stock through our Class A Common Stock ATM Program during the nine months ended September 30, 2022, which generated $33.0 million of gross proceeds, and net proceeds of $32.5 million after commissions, fees and other offering costs incurred of $0.5 million.
During the nine months ended September 30, 2022, we did not sell any shares of Series A Preferred Stock under the Series A Preferred Stock ATM Program.

We did not sell any shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program in the three months ended September 30, 2022. During the nine months ended September 30, 2022, we sold 677 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program which did not generate material proceeds.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases for each participant by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the nine months ended September 30, 2022 and the year ended December 31, 2021, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Total
Capital Expenditures
Revenue enhancing	$136	$7,438	$7,574
Maintenance	1,042	2,558	3,600
Total Capital Expenditures	1,178	9,996	11,174
Leasing commissions	658	2,564	3,222
Total	$1,836	$12,560	$14,396
Also, as of September 30, 2022 and December 31, 2021, we had $4.1 million and $1.5 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper and approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from sales of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for consolidated partially-owned entities (including our OP) and equity in earnings of unconsolidated affiliates are made to arrive at our proportionate share of FFO attributable to our stockholders. Our FFO calculation complies with NAREIT’s definition.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the merger with American Realty Capital-Retail Centers of America, Inc. in February 2017 (the “RCA Merger”). These amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs arising out of the RCA Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares, the 2018 OPP and the 2021 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
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
The table below reflects the items deducted from or added to net income or loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(56,466)	$(6,406)	$(72,791)	$(23,222)
Impairment of real estate investments	30,046	4,554	94,942	4,645
Depreciation and amortization	57,494	32,762	141,755	97,509
Gain on sale of real estate investments	(1,608)	(478)	(68,615)	(775)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(115)	(150)	(215)	(251)
FFO (as defined by NAREIT) attributable to common stockholders (1)	29,351	30,282	95,076	77,906
Acquisition, transaction and other costs (2)	210	3,426	695	3,604
Legal fees and expenses — COVID-19 lease disputes (3)	7	44	57	222
Accretion of market lease and other intangibles, net	(574)	(1,474)	(3,254)	(3,450)
Straight-line rent	(2,586)	(1,392)	(5,209)	(4,878)
Straight-line rent (rent deferral agreements) (4)	(27)	(876)	(915)	(2,975)
Amortization of mortgage (premiums) and discounts on borrowings, net	454	(328)	615	(972)
Gain on non-designated derivatives (5)	—	—	(2,250)	—
Equity-based compensation (6)	3,857	4,149	10,878	13,779
Amortization of deferred financing costs, net (7)	3,474	2,620	9,603	7,990
Gain on settlement of Prairie Towne liens (8)	—	—	(887)	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(6)	(18)	(13)	(29)
AFFO attributable to common stockholders (1)	$34,160	$36,433	$104,396	$91,197
___________
(1)FFO and AFFO for the nine months ended September 30, 2022 include income from lease modification/termination revenue of $10.2 million, and the three and nine months ended September 30, 2021 include income from lease modification/termination revenue of $10.4 million and $11.2 million, respectively, which is recorded in revenue from tenants in the consolidated statements of operations. See Note 2 — Summary of Significant Accounting Policies – Revenue Recognition to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
(5)In the nine months ended September 30, 2022, we recognized a gain of $2.3 million related to the change in fair value of an embedded derivative within the purchase and sale agreement of the CIM Portfolio Acquisition. We do not consider non-cash gains or losses for embedded derivative fair value adjustments to be capital in nature, nor do we consider them a part of recurring operations. Accordingly, such amounts are excluded for AFFO purposes. See Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
(6)Includes expense related to the amortization of our restricted common shares and LTIP Units related to our multi-year outperformance agreements for all periods presented.
(7)We issued $500.0 million in Senior Notes in October 2021. The Senior Notes pay semiannual interest which we accrue interest over time for GAAP purposes. Accordingly, to better reflect our operating performance, beginning with the year ended December 31, 2021 and for all periods thereafter, we have elected to remove the impact of the change in accrued interest from the calculation of AFFO, which was previously included in this line item. The impact to AFFO for the removal of the change in accrued interest included in this line item for the three and nine months ended September 30, 2021 was an increase to AFFO of $428,000 and $968,000, respectively.
(8)Included in other income for the nine months ended September 30, 2022 was a gain of $0.9 million on prior liens incurred on our Prairie Towne property as a result of a settlement with the lien holder during the three months ended June 30, 2022. Management does not consider this gain to be part of our normal operating performance and has, accordingly, reduced our AFFO for this amount.
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
The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended September 30, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$3,367	$(21,666)	$1,686	$(5,015)	$1,927	$(587)	$(36,178)	$(56,466)
Asset management fees to related party	—	—	—	—	—	—	7,939	7,939
Impairment of real estate investments	2,390	25,624	—	2,032	—	—	—	30,046
Acquisition, transaction and other costs	13	44	—	42	—	—	111	210
Equity-based compensation	—	—	—	—	—	—	3,857	3,857
General and administrative	81	712	—	98	—	3	7,605	8,499
Depreciation and amortization	18,623	10,823	1,386	26,501	103	58	—	57,494
Interest expense	17,133	2,055	—	2,325	—	—	10,889	32,402
Gain on sale of real estate investments	(34)	—	—	—	(2,111)	537	—	(1,608)
Other income	(17)	(8)	—	—	—	—	—	(25)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(60)	(60)
NOI	$41,556	$17,584	$3,072	$25,983	$(81)	$11	$—	$88,125

The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the three months ended September 30, 2021:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$5,475	$4,399	$690	$—	$8,967	$—	$(25,938)	$(6,407)
Asset management fees to related party	—	—	—	—	—	—	9,880	9,880
Impairment of real estate investments	320	—	—	—	4,233	—	—	4,553
Acquisition, transaction and other costs	1,203	2,212	—	—	—	—	11	3,426
Equity-based compensation	—	—	—	—	—	—	4,149	4,149
General and administrative	57	269	—	—	—	—	5,263	5,589
Depreciation and amortization	18,045	11,125	595	—	2,997	—	—	32,762
Interest expense	18,405	33	—	—	—	—	794	19,232
Gain on sale of real estate investments	—	—	—	—	(478)	—	—	(478)
Other income	(15)	(3)	—	—	—	—	—	(18)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	—	—	—	4	4
NOI	$43,490	$18,035	$1,285	$—	$15,719	$—	$—	$78,529

The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the nine months ended September 30, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$13,090	$(57,878)	$6,656	$(2,103)	$70,755	$(4,045)	$(99,266)	$(72,791)
Asset management fees to related party	—	—	—	—	—	—	24,061	24,061
Impairment of real estate investments	11,550	75,184	—	2,032	2,637	3,539	—	94,942
Acquisition, transaction and other costs	89	—	—	86	—	—	520	695
Equity-based compensation	—	—	—	—	—	—	10,878	10,878
General and administrative	224	786	—	616	5	10	22,081	23,722
Depreciation and amortization	52,739	32,965	5,393	49,549	775	334	—	141,755
Interest expense	51,032	3,603	—	3,317	—	—	26,519	84,471
Gain on sale of real estate investments	(37)	—	—	—	(69,115)	537	—	(68,615)
Other income	(51)	(936)	—	—	—	—	—	(987)
Gain on non-designated derivatives	—	—	—	—	—	—	(2,250)	(2,250)
Allocation for preferred stock	—	—	—	—	—	—	17,511	17,511
Net income attributable to non-controlling interests	—	—	—	—	—	—	(54)	(54)
NOI	$128,636	$53,724	$12,049	$53,497	$5,057	$375	$—	$253,338

The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the nine months ended September 30, 2021:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$18,470	$17,513	$2,104	$—	$14,974	$—	$(76,283)	$(23,222)
Asset management fees to related party	—	—	—	—	—	—	25,123	25,123
Impairment of real estate investments	321	—	—	—	4,324	—	—	4,645
Acquisition, transaction and other costs	1,230	2,212	—	—	—	—	162	3,604
Equity-based compensation	—	—	—	—	—	—	13,779	13,779
General and administrative	242	808	—	—	6	—	14,522	15,578
Depreciation and amortization	53,423	33,795	1,471	—	8,820	—	—	97,509
Interest expense	53,129	515	—	—	—	—	5,283	58,927
Gain on sale of real estate investments	—	—	—	—	(775)	—	—	(775)
Other income	(48)	(6)	—	—	(1)	—	(7)	(62)
Allocation for preferred stock	—	—	—	—	—	—	17,425	17,425
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
NOI	$126,767	$54,837	$3,575	$—	$27,348	$—	$—	$212,527
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

During the three and nine months ended September 30, 2022, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2022
	March 31, 2022		June 30, 2022		September 30, 2022
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$26,677	81.5%	$28,599	82.5%	$28,331	81.8%	$83,607	82.2%
Cash dividends paid to Series A preferred stockholders	3,719	11.4%	3,719	10.7%	$3,719	10.7%	11,157	11.0%
Cash dividends paid to Series C preferred stockholders	2,118	6.5%	2,118	6.1%	$2,118	6.1%	6,354	6.2%
Cash distributions on LTIP Units	182	0.6%	182	0.5%	$181	0.5%	545	0.5%
Cash distributions on Class A Units	37	0.1%	36	0.1%	$37	0.1%	110	0.1%
Total dividends and other cash distributions paid	$32,733	100.0%	$34,654	100.0%	$34,386	100.0%	$101,773	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations (1)	$32,733	100.0%	$34,654	100.0%	$26,986	78.5%	$101,773	100.0%
Available cash on hand	—	—%	—	—%	7,400	21.5%	—	—%
Total sources of dividend and other cash distributions coverage	$32,733	100.0%	$34,654	100.0%	$34,386	100.0%	$101,773	100.0%

Cash flows provided by operations (GAAP basis)	$45,103		$59,503		$26,986		$131,592
Net income (loss) (in accordance with GAAP)	$45,835		$(50,480)		$(50,689)		$(55,334)
(1)Year-to-date totals do not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for the purposes of this table.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2022, we were in compliance with the debt covenants under our loan agreements, including our Senior Notes and Credit Facility.

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 8.2%. To help mitigate the adverse impact of inflation, approximately 63.9% of our leases with our tenants contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 0.9% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 61.6% are fixed-rate, 2.3% are based on the Consumer Price Index and 36.1% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain provisions in our bylaws and agreements may deter, delay or prevent a change in our control.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no sales of unregistered equity securities by the Company and affiliated purchasers during the three months ended September 30, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the Company and affiliated purchasers during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021.
3.3 (4)	Fifth Amended and Restated Bylaws
3.4 (6)	Amendment to Fifth Amended and Restated Bylaws
3.5 (3)	Articles of Amendment to the Articles of Restatement of American Finance Trust, Inc. as filed with the State Department of Assessments and Taxation of Maryland on February 10, 2022
10.1 (5)	Form of Property Management Agreement by and between Necessity Retail Properties, LLC and certain subsidiaries of The Necessity Retail REIT Operating Partnership, L.P.
10.2 (7)	Ninth Amendment to Agreement of Purchase and Sale, dated July 26, 2022, by and between the Sellers identified therein and The Necessity Retail REIT Operating Partnership
10.3 (8)	Amendment No. 3, dated as of August 8, 2022, by and among The Necessity Retail REIT, Inc., The Necessity Retail REIT Operating Partnership, L.P. and BMO Capital Markets Corp., B. Riley Securities, Inc., Capital One Securities, Inc., Comerica Securities, Inc., Credit Suisse Securities (USA) LLC, JMP Securities LLC, KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SG Americas Securities, LLC, Synovus Securities, Inc. and Truist Securities, Inc. (Class A Common Stock)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(7)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 4, 2022 and incorporated herein by reference.
(8)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2022 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Necessity Retail REIT, Inc.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: November 3, 2022