Form 10-K
period 2022-12-31
Necessity Retail REIT, Inc.
filed 2023-02-23
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $965.3 million based on the closing sales price on the Nasdaq Global Select Market as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 17, 2023, the registrant had 134,224,313 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

THE NECESSITY RETAIL REIT, INC.

FORM 10-K
Year Ended December 31, 2022
i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of The Necessity Retail REIT, Inc. (“we” “our” or “us”), The Necessity Retail Advisors, LLC (our “Advisor”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).
ii

PART I
Item 1. Business.
Overview
We are an externally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily service-oriented and traditional retail and distribution-related commercial real estate properties located primarily in the U.S. Our assets consist primarily of freestanding single-tenant properties that are net leased to “investment grade” and other creditworthy tenants and a portfolio of multi-tenant retail properties consisting primarily of power centers and lifestyle centers. We historically focused our acquisitions primarily on net leased, single-tenant service retail properties, defined as properties leased to tenants in the retail banking, restaurant, grocery, pharmacy, gas, convenience, fitness, and auto services sectors.
On December 17, 2021, we signed a purchase and sale agreement to acquire 79 multi-tenant retail centers and two single-tenant properties (the “CIM Portfolio Acquisition”) for $1.3 billion, representing a strategic shift away from a primary focus on single-tenant retail properties. The CIM Portfolio Acquisition was accounted for as an asset acquisition. The acquisition closed in multiple transactions from February 2022 through July 2022, and the consideration included cash (including cash sourced from borrowings under the Credit Facility, as defined below), assumption of existing mortgage debt securing certain of the properties and the issuance of shares of the Company’s Class A common stock, $0.01 par value per share (“Class A common stock”).
Our Class A common stock, our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series A Preferred Stock”) and our 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series C Preferred Stock”) trade on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbols “RTL,” “RTLPP” and “RTLPO,” respectively.
As of December 31, 2022, we owned 1,044 properties, comprised of 27.9 million rentable square feet, which were 93.7% leased, including 935 single-tenant net leased commercial properties (897 of which are leased to retail tenants) and 109 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2022, the total single-tenant properties comprised 48% of our total portfolio and were 67% leased to service retail tenants, and the total multi-tenant properties comprised 52% of our total portfolio and were 42% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
We operate in two reportable segments: single-tenant properties and multi-tenant properties.
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
There is no limit on the number, size or type of properties that we may acquire. The number and mix of properties depends upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
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
Tenants and Leasing
We seek to lease space at our single-tenant properties and our multi-tenant anchor spaces to “investment grade” rated tenants. For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of December 31, 2022, approximately 53.8% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 41.1% with actual investment grade ratings and 12.7% with implied investment grade ratings, and approximately 37.2% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 30.5% with actual investment grade ratings and 6.7% with implied investment grade ratings.
We do not have any leases or contracts with governmental entities. We also seek to maintain high occupancy rates through long-term leases. As of December 31, 2022, our portfolio was 93.7% occupied.
Our business is generally not seasonal.
Financing Strategies and Policies
We use various sources to fund our business, including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. These sources have recently consisted of: (1) equity offerings of common and preferred stock; (2) property-level financing secured by the underlying property or properties; (3) draws on our revolving unsecured corporate credit facility (the “Credit Facility”) with BMO Harris Bank N.A.; and (4) the issuance, in the fourth quarter of 2021, of our 4.500% Senior Notes due 2028 (“Senior Notes”).
In May, 2021, we began a deleveraging initiative. We hope to achieve this initiative by reducing outstanding debt, funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios, raising equity to fund acquisitions and paying down debt; and increasing revenues through external and internal growth strategies such as property acquisitions and multi-tenant leasing activity. We paused this strategy when we acquired the CIM Portfolio Acquisition which we viewed as being transformative to our asset base. As a result, our leverage increased in the year ended December 31, 2022 as compared to prior periods. We plan to opportunistically continue with our deleveraging strategy now that the CIM Portfolio Acquisition is complete. We may, however, issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. Throughout 2022, we strategically disposed of several assets, including certain assets acquired in the CIM Portfolio Acquisition, and the net proceeds of which were primarily used to repay indebtedness. We are evaluating other assets in our portfolio for potential sale, including assets recently acquired in the CIM Portfolio Acquisition, and if we are able to sell these assets, we intend to use the net proceeds primarily to repay indebtedness. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources herein for a discussion of how we have funded our capital needs during 2022 and expect to fund our capital needs during 2023.
We also expect to raise additional equity capital and borrow additional monies in the future to fund our capital needs, including future acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See Note 8 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information. We may reevaluate and change our investing or financing policies in our board’s sole discretion.
COVID-19 Update
As discussed, in more detail in other sections of this Annual Report, the COVID-19 pandemic created several risks and uncertainties that impacted our business and may further impact our business, including our future results of operations and our liquidity. Because of the rigorous underwriting standards used by our Advisor and our focus on credit worthy tenants, we collected 98% of the original cash rent due for the fourth quarter of 2022 across our entire portfolio. This was consistent with the quarterly collections during the other three quarters of 2022 and the year ended December 31, 2021 and reflects the expiration of rent deferral agreements where tenants have resumed paying full rent as well as collections of deferred rent paid during the period. For additional information on our rent collection efforts, including deferral or abatement agreements, see Item 7. Management’s Discussion and Analysis -Management Update on the Impacts of the COVID-19 Pandemic.
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
Regulations - Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our capital expenditures, earnings, or competitive position and management does not believe it will have such an impact in the future. We did not incur material capital expenditures for environmental control facilities during 2022, and we do not expect any such material capital expenditures during 2023. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Human Capital Resources
We are an externally managed company and thus have no employees. We have retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis. We have also entered into agreements with our Property Manager to manage and lease our properties. The employees of the Advisor, Property Manager, and their respective affiliates perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. The employees of the Advisor, Property Manager and their respective affiliates are also eligible to participate in our stock option plan and our employee and director incentive restricted share plan. We depend on the Advisor and the Property Manager for services that are essential to us. If the Advisor and the Property Manager were unable to provide these services to us, we would be required to provide these services ourselves or obtain them from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Internet address at www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.necessityretailreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
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
•We face the uncertainties and costs associated with a proxy contest.
•Certain of the agreements governing our indebtedness have provisions that may limit our ability to pay dividends on our Class A common stock, our Series A Preferred Stock and our Series C Preferred Stock, and our ability to repurchase shares.
•If we are not able to generate sufficient cash from operations, we may have to reduce the amount of dividends we pay or identify and use other financing sources.
•Funding dividends from other sources such as borrowings, asset sales or equity issuances limits the amount we can use for property acquisitions, investments and other corporate purposes.
•Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
•Inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results from operations.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue depends upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•Our tenants may not be diversified including by industry type or geographic location.
•The performance of our retail portfolio is linked to the market for retail space generally and factors that may impact our retail tenants, such as the increasing use of the Internet by retailers and consumers.
•Certain of our tenants are facing increased competition with other non-traditional and online grocery retailers and higher costs due to inflation and supply chain issues, which may negatively impact their businesses and ability to pay rent.
•We depend on the Advisor and Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations.
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
•We have substantial indebtedness and may be unable to repay, refinance, restructure or extend our indebtedness as it becomes due. Increases in interest rates will increase the amount of our debt payments on certain of our existing debt and any new indebtedness that we are likely to incur in the future.
•Our ability to reduce the level of our indebtedness depends on, among other things, sales of properties and ability to raise equity capital neither of which may be on terms acceptable to us, if at all.

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
We continue to seek growth through acquiring additional properties, but pursuing this objective exposes us to numerous risks, including:
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
•we may spend more than expected amounts to improve or renovate acquired properties;
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
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic, which caused severe disruptions in the U.S. and global economy.
The COVID-19 pandemic has had and may continue to have, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets.
The impact of the COVID-19 pandemic evolved rapidly. In many states and cities where our tenants operate their businesses and where our properties are located, “shelter-in-place” or “stay-at-home” orders were issued by local, state and federal authorities for much of 2020 and the early part of 2021 and social distancing measures that resulted in closure and limitations on the operations of many businesses impacted a number of our tenants. Although most of these measures have been lifted, they may be reinstated in the future in response to COVID-19 or other pandemics, endemics or other health emergencies. Further, COVID-19 impacted, and will likely continue to impact in-person commerce which has and may continue to impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due.
Closures by anchor tenants may, among other things, give tenants with co-tenancy provisions the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could further threaten their on-going ability to continue paying rent and remain solvent.
Additionally, a continuing or permanent decrease in consumer traffic to retail, gyms, fitness studios and other businesses that require in-person interactions could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. In addition, there has been a shift away from in-person work environments to remote or hybrid work environments which has had an adverse effect on the overall demand for office space including in our portfolio.
We are subject to risks associated with proxy contests and other actions of activist stockholders.
On October 24, 2022, Blackwells Onshore I LLC (“Blackwells Onshore”) (together with its affiliates, “Blackwells”) delivered a purported notice of intent to nominate two candidates for election to our board of directors at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and to submit six non-binding proposals at the 2023 Annual Meeting. We have advised Blackwells that its notice did not satisfy the requirements for notice of these matters set forth in our bylaws and that we intend to exclude them from being considered at the 2023 Annual Meeting. Blackwells subsequently filed a preliminary proxy statement with the SEC relating to the solicitation of our shareholders in favor of its purported nominees and proposals.
We and Blackwells have each filed complaints related to the purported nominations and proposals and related matters. While the outcome of this ongoing litigation is uncertain, the court may require us to consider Blackwell’s nominees and proposals at the 2023 Annual Meeting. The litigation could also be costly, time consuming and distracting.
In addition, a proxy contest, unsolicited takeover or other form of stockholder activism or related activities on the part of Blackwells or another stockholder, including in the event that we are required to consider Blackwells’ nominees and proposals at the 2023 Annual Meeting, could adversely affect our business for a number of reasons, including, without limitation, the following:
•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our Advisor;
•stockholder activism or actual or potential changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, clients and financing sources. If potential or existing sellers of properties, clients or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected;
•we may suffer damage to our reputation or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the trading price of our securities; and
•if the nominees advanced by an activist stockholder were to be elected to our board of directors with a specific agenda, it could adversely affect our ability to effectively and timely run our business or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.
Proxy contests and related litigation may also cause our stock price to experience periods of volatility based upon temporary or speculative market perceptions or other factors that do not necessarily reflect our underlying fundamentals and prospects.
We may have to reduce dividend payments or identify other financing sources to pay dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis on our Class A common stock, Series A Preferred Stock, Series C Preferred Stock, or any other class or series of stock we may issue in the future. Decisions regarding the frequency and amount of any future dividends we pay on our Class A common stock will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend policy at any time and for any reason. Any accrued and unpaid dividends payable with respect to either our Series A or Series C Preferred Stock must be paid upon redemption of the applicable shares.
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
Our ability to pay dividends in the future and comply with the restrictions on the payment of dividends depends on our ability to operate profitably and to generate sufficient cash flows from the operations of our existing properties and any properties we may acquire. We have, in the past, entered into amendments to the Credit Facility or obtained waivers from the lenders thereunder that have permitted us to pay dividends or other distributions in excess of the limits at the time of the amendment or waiver and may need to do so in the future. However, there is no assurance that lenders will consent to any additional amendments or waivers. There is no assurance we will generate sufficient cash flow from operations to fund dividend payments. If we need other sources to fund dividends, there can be no assurance that other sources will be available on favorable terms, or at all.
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
Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may further adversely impact the economy.
On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which remains unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, the conflict has likely exacerbated, and may continue to exacerbate, inflation and cause continued volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions, as well as price caps on Russian oil, have caused and may continue to cause supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. and Europe, among other areas. These factors may result in the weakening of the financial condition, or the bankruptcy or insolvency, of a significant tenant or a number of smaller tenants.
These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability, negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity financing on attractive terms in the future.
Likewise, the U.S. government has warned of the potential for Russian cyberattacks. The risk of Russian cyberattacks may also create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.
Risks Related to Investments in Real Estate
A major tenant, including a tenant with leases in multiple locations, may fail to make rental payments to us, because of a deterioration of its financial condition or otherwise, or may choose not to renew its lease.
Our ability to generate cash from operations depends on the rents that we are able to charge and collect from our tenants. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. Our tenants may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent these rights are available to the tenant) or declare bankruptcy. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and may not be able to collect all rent due under the lease.
If any of the foregoing were to occur, it could result in the termination of the tenant’s lease(s) and the loss of rental income attributable to the terminated lease(s). If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all. Furthermore, the consequences to us would be exacerbated if the tenant in question leases a material amount of space or is obligated to pay us a material amount of rent, such as a tenant with leases in multiple locations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of December 31, 2022, properties concentrated in the following states accounted for annualized rental income on a straight-line basis equal to 5.0% or more of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2022
Georgia	9.9%
North Carolina	7.2%
Ohio	6.8%
Florida	6.3%
Alabama	5.6%
Texas	5.2%
South Carolina	5.1%
As of December 31, 2022, our tenants operated in 47 states and the District of Columbia. Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•climate change;
•increased telecommuting and use of alternative workplaces.
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
A total of 1.4 million square feet of our portfolio as of December 31, 2022 is leased to grocery store tenants. Tenants in this category may face higher costs due to inflation and supply chain issues and they face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online grocery retailers and non-traditional grocery retailers such as prepared meal and fresh food delivery services, mass merchandisers, super-centers, warehouse club stores and drug stores. Other retail centers within the market area of our properties and meal and food delivery services both inside and outside these market areas compete with our properties for customers, affecting our tenants’ cash flows and thus affecting their ability to pay rent to us.
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
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. Part of our opportunistic deleveraging initiative involves the sale of several assets, including certain assets recently acquired in the CIM Portfolio Acquisition. We cannot predict, however, whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. As interest rates increase, investors generally lower the amount(s) they are willing to pay. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or properties. In addition, as a REIT, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below. Delays in selling or the inability to sell properties will impact our ability to reduce our indebtedness.
We may also be required to expend funds to correct defects or to make improvements before a property can be sold and may not have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with our conclusion and levy an excise tax on these transactions.
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
Recent increase in inflation and continuing increases in the inflation rate may have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, may impact our investments and results of operations. Inflation erodes the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increased expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, also cause increases in interest rates, increasing our mortgage and debt interest costs. An increase in our expenses, or expenses paid or incurred by our Advisor or its affiliates that are reimbursed by us pursuant to the advisory agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations.

For the year ended December 31, 2022, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 6.5%. Approximately 64.7% of our tenant leases contain provisions increasing their base rent which average 0.9% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Approximately 62.3% of our tenant leases contain escalations that are fixed-rate, 2.4% are based on the Consumer Price Index and 35.3% do not contain any escalation provisions.
In addition to base rent, our net leases require the single-tenant property leases to pay all the properties operating expenses and our multi-tenant property leases to pay their allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. There is no assurance tenants under net leases will be able to pay increased operating costs. Further, leases with tenants at our multi-tenant retail properties generally do not pass these costs onto the tenant thereby increasing our costs. Renewals of leases or future leases for our net lease properties may not be structured on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
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
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments). We may not, however, exercise sole decision-making authority. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions, or may have economic or other business interests or goals which end up being inconsistent with our business interests or goals. A venture partner may be in a position to take actions contrary to our objectives or goals. Investing through a joint venture also subject to the potential risk of impasses on decisions, such as a sale, if neither we nor the co-venturer would have full control over the particular decisions. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Based on annualized rental income on a straight-line basis as of December 31, 2022, 46.2% of our single-tenant portfolio and 62.8% of our anchor tenants in our multi-tenant portfolio are not evaluated or ranked by credit rating agencies, or are ranked below “investment grade,” which, for our purposes includes both actual investment grade ratings of the tenant and “implied investment grade” ratings which includes ratings of the tenant’s parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. “Implied investment grade” ratings are also determined using a proprietary Moody’s analytical tool, which compares the risk metrics of the non-rated company to those of a company with an actual rating. Of our “investment grade” tenants for our single-tenant portfolio, 41.1% have actual investment grade ratings and 12.7% have “implied investment grade” ratings. Of our “investment grade” tenants for our anchor tenants in the multi-tenant portfolio, 30.5% have actual investment grade ratings and 6.7% have “implied investment grade” ratings.
Leases with tenants that are not investment grade may pose a higher risk of default than leases with tenants who are rated investment grade.
Net leases may not result in fair market lease rates over time.
Approximately 45.7% of our rental income during the year ended December 31, 2022 was generated by our Single-tenant properties segment and was primarily generated by net leases. These leases generally provide the tenant greater discretion in using the leased property than standard leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years (if any) will fail to result in fair market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain escalation provisions at least equal to the rate of inflation.
Risks Related to Multi-tenant Retail Properties
Retail conditions may adversely affect our income
Approximately 54.3% of our rental income during the year ended December 31, 2022 was generated by our Multi-tenant properties segment. The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of anchored shopping centers and other large retailing companies, the ongoing consolidation in the retail and grocery sector, changes in consumer preferences and spending, excess amounts of retail space in a number of markets and competition for tenants in the markets, as well as the increasing use of the Internet by retailers and consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same multi-tenant property, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
Revenue generated by a retail property and its value may be adversely affected by negative perceptions of the safety, convenience and attractiveness of the property. Crime or violence occurring at or near any of our properties, may reduce the amount of consumer traffic and expose us to potential liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our equity securities may be negatively impacted.
The majority of our leases in the multi-tenant retail sector require the tenant to pay base rent plus contractual base rent increases but these base increases may not be sufficient to fund increased expenses or may still be below market rates.
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact tenants.
Many retailers operating brick and mortar stores have made online sales a piece of their business. There can be no assurance that our strategy of building a diverse portfolio focused on properties leased to necessity-based, service retail and experiential retail tenants, will insulate us from the effects online commerce has had on some retail operators. The shift to online shopping, including online orders for immediate delivery or pickup in store, has further accelerated, and may cause further declines in brick and mortar sales generated by retail tenants and may cause certain of our tenants to reduce the size or number of their retail locations. Our grocery store tenants are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for these properties. Traditional grocery chains are also subject to increasing competition from new market participants and food retailers who have incorporated the Internet as a direct-to-consumer channel and Internet-only retailers that sell grocery products. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. We cannot predict with certainty the future needs or wants tenants, what retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to fund unexpected capital improvements, which could negatively impact our cash flows.
We may compete for tenants with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space. Increased competition for tenants may require us to fund capital improvements to properties that we would not have otherwise planned to fund, which would negatively impact our cash flows. Also, to the extent we are unable to renew leases or re-let space as leases expire, our rental income would be reduced. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
Several of our properties may rely on tenants who are in similar industries or who are affiliated with certain large companies, which would magnify the effects of downturns in those industries, or companies and have a disproportionate adverse effect on the value of our investments.
Some of our tenants are concentrated in certain industries or retail categories and we have a large number of tenants that are affiliated with certain large companies. As a result, any adverse effect to those industries, retail categories or companies generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2022, the following industries had concentrations of properties representing 5.0% of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2022
Discount Retail	7.7%
Gas/Convenience	7.6%
Specialty Retail	7.0%
Healthcare	6.6%
Quick Service Restaurants	5.2%
Home Improvement	5.1%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse affect on our portfolio
Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Any anchor tenant, which we define as a tenant that occupies over 10,000 square feet of one of our multi-tenant properties, may become insolvent, may suffer a downturn in its business, or may decide not to renew its lease. Any of these events would likely result in the tenant reducing, or ceasing to make, rental payments. A lease termination by an anchor tenant could result in lease terminations or reductions in rent payments by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated.
We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants lease space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases or seek a rent reduction. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could threaten their ongoing ability to continue paying rent and remain solvent. In such event, we may be unable to re-lease the vacated space at attractive rents or at all. In some cases, it may take extended periods of time to re-lease a space, particularly one previously occupied by a major tenant or non-owned anchor. Additionally, tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings may choose to consolidate, downsize or relocate operations, resulting in terminating or not renewing their leases with us or vacating the leases premises. The transfer to a new anchor tenant, or the bankruptcy, insolvency or downturn in business of any of our anchor tenants, could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced, and may even increase due to inflation or otherwise, in the case of a termination. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.
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
As of December 31, 2022, we had total gross outstanding indebtedness of approximately $2.8 billion. We may incur additional indebtedness in the future for various purposes.
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
As noted above, our ability to reduce our leverage depends, in part, on selling certain properties and raising additional equity. Nevertheless, in most instances, we acquire real properties by either utilizing existing financing or borrowing new funds. We may incur debt and pledge the underlying property as security for that debt to obtain funds to acquire additional properties or for other corporate purposes. We may also borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then we must identify other sources to fund the payment or risk defaulting on the indebtedness. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may also fully or partially guarantee mortgage debt incurred by the subsidiary entities that own our properties. If we provide a guaranty on behalf of a subsidiary entity that owns one of our properties, we will be responsible to the lender for repaying the debt if it is not paid by the entity. In the case of mortgages containing cross-collateralization or cross-default provisions, a default on a single mortgage could affect multiple properties.
We may not be able to reduce the amount of our indebtedness in an effective or time efficient manner. Further, we may increase our leverage depending on debt financing market conditions. During the year ended December 31, 2021, we completed an offering of Senior Notes and may issue additional Senior Notes or similar securities in the future. We assumed fixed-rate mortgage debt in the CIM Portfolio Acquisition during the year ended December 31, 2022, which had an aggregate principal balance of $351.2 million as of December 31, 2022. We anticipate the need to refinance $287.2 million of this debt in the year ending December 31, 2023. Additionally, during the year ended December 31, 2022, we borrowed $533.0 million under our Credit Facility to partially finance the CIM Portfolio Acquisition, of which $458.0 million was outstanding as of December 31, 2022. Borrowings under our Credit Facility bore interest at a weighted-average annual rate of 4.03% and 2.71% during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the annual interest rate on our Credit Facility was 6.51%.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
In connection with the acquisition of properties, we have assumed and, in the future, may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons against the seller(s) prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. The incurrence of known or unknown liabilities could adversely affect our business, financial condition, liquidity and results of operations.

Increases in interest rates may make it difficult for us to finance or refinance properties.
We have incurred, and may continue to incur, indebtedness, including indebtedness secured by our properties. We anticipate the need to repay or refinance $289.8 million of our total indebtedness during the year ending December 31, 2023, which includes a portion of the indebtedness noted above which we assumed in the CIM Portfolio Acquisition. The indebtedness maturing in the year ending December 31, 2023 bears interest at a weighted-average effective annual rate of 3.9%. Interest rates increased considerably in the year ended December 31, 2022 and may continue to increase. The interest rates on any indebtedness we refinance will likely be at higher rates than on maturing indebtedness. There is no assurance that we will be able to refinance any of our maturing indebtedness as it comes due, especially indebtedness secured by mortgaged properties, on favorable terms, or at all. Increases to market interest rates or changes to underwriting standards imposed by lenders may require us to use cash on hand or raise additional equity to repay or refinance any indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgaged properties, we could lose any such properties in foreclosure action.
Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends, and we may be adversely affected by uncertainty surrounding changes in LIBOR.
We have incurred, and may continue to incur, variable-rate debt. Increases in interest rates on our variable-rate debt would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell properties even though we would not otherwise choose to do so.
As of December 31, 2022, approximately 16.4% of our $2.8 billion in total gross outstanding debt was variable-rate debt indexed to London Interbank Offered Rate (“LIBOR”). To the extent we do not hedge our variable rate exposure for borrowings under our Credit Facility, we would be exposed to interest rate volatility with respect to LIBOR and rising rates in general.
The Financial Conduct Authority has ceased publishing the one-week and two month USD LIBOR settings, and intends to cease publishing the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York has organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate indebtedness.
We expect LIBOR to be available in substantially its current form until at least June 30, 2023. Nevertheless, a sufficient number of banks may decline to make submissions to the LIBOR administrator prior to June 30, 2023. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding changes in LIBOR, could adversely affect us. The Credit Facility contains terms governing the establishment of a replacement index to serve as an alternative to LIBOR.
Changes in the debt markets could have a material adverse impact on our strategy, earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to me, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. In addition, interest rates have been increasing as a result of actions taken by the Federal Reserve Board. Increases in borrowing costs impact our ability to incur further debt and the returns that we project or earn on future acquisitions or the price we receive in connection with property sales. Likewise, higher rates increase the servicing costs associated with our variable-rate indebtedness, and will cause servicing costs on any refinanced fixed-rate indebtedness to increase, thereby decreasing our returns. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties or meet other capital requirements may be limited, and the return on the properties we purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
The state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets which could negatively impact the value of our assets and the ability to sell properties the proceeds of which may be used to reduce our total debt.
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
The agreements governing our indebtedness, including the Credit Facility (as defined herein) and the indenture governing the Senior Notes also contain various covenants, including a restricted payments covenant that limits our ability to declare or pay dividends or other distributions on, or to purchase or redeem, any of our equity interests, with certain permitted exceptions as well as covenants restricting, among other things, the incurrence of liens, investments, fundamental changes, agreements with affiliates and changes in the nature of our business.
We may not have the funds necessary to finance the repurchase of the Senior Notes in connection with a change of control offer required by the indenture governing the Senior Notes.
Upon the occurrence of a “Change of Control Triggering Event” defined in the indenture governing the Senior Notes, we are required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on the Senior Notes, if any, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time we are required to make this offer. In addition, restrictions under future debt we may incur, may not allow us to repurchase the Senior Notes upon a Change of Control Triggering Event, and we expect that a change in control will result in an event of default under the Credit Facility, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such senior debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Senior Notes, which would constitute an event of default under the indenture governing the Senior Notes, which in turn would constitute a default under our Credit Facility. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the Senior Notes although these types of transactions could affect our capital structure or credit ratings and the holders of the Senior Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the Senior Notes) have not provided clear and consistent meanings of change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.” The “Change of Control Triggering Event” may impact the willingness of a third party to seek or engage in a “Change of Control” transaction with us.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

The rating assigned to the Company was recently downgraded by Fitch from BB+ to BB. Any rating assigned to debt securities that we or our OP issues could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any lowering of the ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. Further, a rating decline occurring within 60 days of a notice of a “Change of Control” event under the indenture governing the Senior Notes would trigger the repurchase obligation described above.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of these individuals are also the executive officers or key real estate professionals at AR Global and other entities advised by affiliates of AR Global. Many investment opportunities that are suitable for us may also be suitable for other entities advised by affiliates of AR Global. For example, Global Net Lease, Inc. (“GNL”), an entity advised by affiliates of our Advisor seeks, like us, to invest in sale-leaseback transactions involving single-tenant net-leased commercial properties, in the U.S. An investment opportunity allocation agreement to which we and GNL are parties states that we will have the first opportunity to acquire one or more domestic retail or distribution properties with a lease duration of ten years or more and that GNL will be given first opportunity to acquire office or industrial properties. However, there can be no assurance the executive officers and real estate professionals at our Advisor or its affiliates will not direct attractive investment opportunities for which we do not have contractual priority to GNL, or other entities advised by affiliates of AR Global.
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
•our results of operations and our financial condition, including the level of indebtedness;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our board of directors may change our investment objectives, policies and procedures may be altered by our board of directors, including the type of assets we seek to acquire, without the approval of stockholders in the board’s sole discretion. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. As a result, the nature of a stockholder’s investment could change without the holder’s consent.
We may issue additional equity securities in the future thereby diluting the holdings of existing stockholders.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 350 million shares of stock, consisting of 300 million shares of Class A common stock, par value $0.01 per share and 50 million shares of preferred stock, par value of $0.01 per share. As of December 31, 2022, we had the following stock issued and outstanding: (i) 134,224,313 shares of Class A common stock; (ii) 7,933,711 shares of Series A Preferred Stock; and (iii) 4,595,175 shares of Series C Preferred Stock. Subject to the approval rights of holders of our Series A Preferred Stock and our Series C Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Series A Preferred Stock or Series C Preferred Stock, our board of directors, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our board of directors determines doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, amounts paid to stockholders that are treated as dividends for U.S. federal income tax purposes would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT qualification, we might be required to borrow funds or liquidate some investments in order to pay the applicable taxes.
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
We will use commercially reasonable efforts to structure any sale-leaseback transaction we enter into so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge this characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to continue to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction and (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. However, our TRSs may be subject to limitations on the deductibility of its interest expense. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT and we would become subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in shares of our Class A common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, as much as 80% of the distribution may be in shares of our Class A common stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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
However, a portion of the amounts that we pay to our stockholders generally may (1) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that amounts are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent amounts are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital to the extent that amounts exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes.
With respect to qualified dividend income, the current maximum U.S. federal tax rate applicable to non-corporate stockholders is 20% (or 23.8% including the 3.8% surtax on net investment income). Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation.

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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Recently proposed regulations would apply special look-through rules to certain U.S. corporate shareholders in determining whether a REIT is domestically controlled. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table represents certain additional information about the properties we owned at December 31, 2022:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	5.3	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	14.8	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	5.4	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	4.6	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	5.4	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	1.1	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	6.1	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	4.9	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	5.1	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	4.0	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	19.6	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	7.5	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	6.8	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	0.5	100.0%
Walgreens II	Single-Tenant	Aug 2013	1	14	10.3	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	3.2	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	5.3	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	4.8	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	2.9	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	3.1	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	4.2	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	5.6	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	2.2	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	10.4	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	0.5	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	2.5	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	2.3	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	8.6	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	3.2	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	1.8	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	14.1	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	5.5	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	5.3	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	4.7	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	4.1	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	4.0	100.0%
Truist Bank I (2)	Single-Tenant	Sep 2013	16	86	5.4	97.2%
National Tire & Battery I	Single-Tenant	Sep 2013	1	11	0.9	100.0%
Circle K I	Single-Tenant	Sep 2013	19	55	5.8	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	4.7	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	6.3	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	5.4	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	6.5	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	8.8	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	6.7	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	1.1	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	0.7	100.0%
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	9.4	100.0%
Tractor Supply III	Single-Tenant	Oct 2013	1	19	5.3	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Verizon Wireless	Single-Tenant	Oct 2013	1	4	6.8	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	4.3	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	5.3	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	0.6	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	4.6	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	6.0	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	8.9	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	8.6	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	5.6	100.0%
Burger King I (4)	Single-Tenant	Nov 2013	41	169	15.2	79.2%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	5.4	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	5.8	100.0%
FedEx Ground III	Single-Tenant	Nov 2013	1	24	0.7	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	2.9	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	0.2	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	1.1	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	5.5	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	5.3	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	1.1	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	2.2	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	8.4	100.0%
Truist Bank II	Single-Tenant	Jan 2014	8	49	6.2	100.0%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	1.7	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	5.5	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	0.8	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	1.5	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	0.7	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	10.3	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	9.0	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	0.6	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	5.3	100.0%
Truist Bank III (2)	Single-Tenant	Mar 2014	56	271	6.8	97.6%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	7.0	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	6.3	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	8.0	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	0.7	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	5.3	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	1.2	100.0%
Stop & Shop I	Single-Tenant	May 2014	7	492	4.0	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	14.3	100.0%
Dollar General XIX	Single-Tenant	May 2014	1	12	5.7	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	4.3	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	5.7	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	4.3	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	2.6	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	2.7	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	2.8	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	2.8	100.0%
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	3.0	91.6%
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	7.3	90.8%
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.0	87.0%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	8.1	89.0%
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	8.0	78.5%
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	5.0	100.0%
Stirling Slidell Centre	Multi-Tenant	Feb 2017	1	208	1.6	63.5%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	3.6	98.3%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	1.7	99.5%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	4.1	94.9%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.8	97.6%
Shoppes of West Melbourne	Multi-Tenant	Feb 2017	1	144	5.9	96.4%
The Centrum	Multi-Tenant	Feb 2017	1	274	9.1	84.2%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	3.0	59.8%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	4.7	83.7%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	3.2	80.5%
Colonial Landing	Multi-Tenant	Feb 2017	1	264	6.5	93.3%
Township Marketplace	Multi-Tenant	Feb 2017	1	299	4.2	86.0%
Cross Pointe Centre	Multi-Tenant	Feb 2017	1	226	14.8	98.6%
Towne Centre Plaza	Multi-Tenant	Feb 2017	1	94	4.4	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	4.5	100.0%
Pine Ridge Plaza	Multi-Tenant	Feb 2017	1	239	2.2	95.8%
Bison Hollow	Multi-Tenant	Feb 2017	1	135	1.9	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	4.5	97.9%
Northpark Center	Multi-Tenant	Feb 2017	1	318	3.9	98.8%
Anderson Station	Multi-Tenant	Feb 2017	1	244	4.4	100.0%
Patton Creek	Multi-Tenant	Feb 2017	1	491	2.7	73.7%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	2.6	97.1%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	2.6	89.5%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	3.9	86.8%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.2	95.6%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	3.6	93.4%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	6.6	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	2.1	100.0%
Bob Evans I	Single-Tenant	Apr 2017	22	111	14.3	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	3.4	100.0%
Chili's II	Single-Tenant	May 2017	1	6	4.8	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	9.5	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	6.6	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	6.8	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	4.5	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	4.8	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	4.5	100.0%
Hardee's I	Single-Tenant	Sep 2017	1	4	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	3.9	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	14.5	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	14.9	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	7.5	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	11.1	100.0%
Mountain Express I	Single-Tenant	Jan 2018	9	30	15.0	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	5.4	100.0%
DaVita I	Single-Tenant	Feb 2018	2	13	3.2	100.0%
Imperial I	Single-Tenant	Mar 2018	9	22	17.8	100.0%
Mountain Express II	Single-Tenant	Jun 2018	15	59	15.3	100.0%
Dialysis I	Single-Tenant	Jul 2018	7	65	6.1	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	10.7	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	10.7	100.0%
Imperial II	Single-Tenant	Aug 2018	9	18	17.8	100.0%
Bob Evans II	Single-Tenant	Aug 2018	22	112	14.3	100.0%
Mountain Express III	Single-Tenant	Sep 2018	14	47	15.6	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	10.8	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	18.0	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	4.7	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Pizza Hut I	Single-Tenant	Oct 2018	9	23	10.8	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	16.0	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	9.3	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	8.7	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	5.0	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	16.1	100.0%
Mountain Express IV	Single-Tenant	Feb 2019	8	28	16.1	100.0%
Mountain Express V	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	16.2	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	8.9	100.0%
Mountain Express VI	Single-Tenant	Jun 2019	1	3	16.1	100.0%
IMTAA (5)	Single-Tenant	May 2019; Jan 2020	12	40	16.5	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	16.4	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	9.4	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	4.0	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	7.7	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	6.3	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	8.0	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	11.6	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	16.8	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	16.7	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	6.6	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	6.3	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	16.9	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	6.5	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	7.4	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	9.4	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	17.0	100.0%
American Car Center I	Single-Tenant	Mar 2020	16	178	17.3	100.0%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	7.8	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	17.3	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	17.3	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	17.3	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	8.5	100.0%
GPM	Single-Tenant	Jul 2020	30	112	13.4	100.0%
IMTAA II (5)	Single-Tenant	Aug 2020; Dec 2020	10	54	12.7	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	8.2	100.0%
Kamla Kaur	Single-Tenant	Dec 2020	10	37	18.0	100.0%
Dialysis III	Single-Tenant	Dec 2020; Dec 2021	16	139	3.5	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	18.3	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	4.5	100.0%
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	5.1	100.0%
Pick N'Save	Single-Tenant	Jun 2021	1	61	6.0	100.0%
Tidal Wave I	Single-Tenant	Jul 2021; Aug 2021; Oct 2021	14	54	18.5	100.0%
Imperial Reliance	Single-Tenant	Jul 2021	2	4	18.6	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	4.3	100.0%
Heritage I	Single-Tenant	Dec 2021; Jan. 2022	6	51	19.0	100.0%
Fidelity I	Single-Tenant	Dec 2021; Sept. 2022	7	82	19.9	100.0%
BJ's Wholesale Club II	Single-Tenant	Jan 2022	1	68	5.8	100.0%
McCain Plaza	Multi-Tenant	Jan 2022	1	308	3.8	96.6%
Ventura Place (3)	Multi-Tenant	Feb. 2022	1	67	5.7	92.5%
Market at Clifty Crossing (3)	Multi-Tenant	Feb. 2022	1	198	2.1	76.3%
Crosspoint Shopping Center (3)	Multi-Tenant	Feb. 2022	1	170	4.6	91.6%
Melody Mountain (3)	Multi-Tenant	Feb. 2022	1	66	1.0	100.0%
Owensboro Town Center (3)	Multi-Tenant	Feb. 2022	1	165	2.4	91.8%
Plainfield Marketplace (3)	Multi-Tenant	Feb. 2022	1	125	4.6	89.4%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Pecanland Plaza (3)	Multi-Tenant	Feb. 2022	1	112	3.0	93.6%
Mattress Firm & Aspen Dental (3)	Multi-Tenant	Feb. 2022	1	10	1.6	34.9%
Mattress Firm & Five Guys (3)	Multi-Tenant	Feb. 2022	1	8	5.0	100.0%
Shoppes at Stroud (3)	Multi-Tenant	Feb. 2022	1	141	5.1	94.3%
FreshThyme & DSW (3)	Multi-Tenant	Feb. 2022	1	49	3.2	100.0%
Carlisle Crossing (3)	Multi-Tenant	Feb. 2022	1	152	4.1	65.7%
Shippensburg Marketplace (3)	Multi-Tenant	Feb. 2022	1	60	5.2	84.3%
Southwest Plaza (3)	Multi-Tenant	Feb. 2022	1	368	4.4	68.5%
Lord Salisbury Center (3)	Multi-Tenant	Feb. 2022	1	114	4.6	100.0%
Derby Marketplace (3)	Multi-Tenant	Feb. 2022	1	100	5.5	100.0%
Fairlane Green (3)	Multi-Tenant	Feb. 2022	1	95	4.6	100.0%
Shoe Carnival & Buffalo Wild Wings (3)	Multi-Tenant	Feb. 2022	1	15	4.8	100.0%
Tellico Village (3)	Multi-Tenant	Feb. 2022	1	41	5.2	100.0%
Triangle Town Place (3)	Multi-Tenant	Feb. 2022	1	149	3.8	93.9%
Mattress Firm & Panera Bread (3)	Multi-Tenant	Feb. 2022	1	9	5.1	100.0%
Enid Crossing (3)	Multi-Tenant	Feb. 2022	1	48	3.0	100.0%
Dick's PetSmart Center (3)	Multi-Tenant	Feb. 2022	1	52	3.1	100.0%
Rolling Acres (3)	Multi-Tenant	Feb. 2022	1	189	3.2	89.3%
Mattress Firm & Kay Jewelers (3)	Multi-Tenant	Feb. 2022	1	7	2.9	100.0%
Fountain Square (3)	Multi-Tenant	Feb. 2022	1	166	2.7	77.2%
Shops at Abilene (3)	Multi-Tenant	Feb. 2022	1	176	2.8	97.3%
Shoppes of Gary Farms (3)	Multi-Tenant	Feb. 2022	1	100	1.1	95.5%
PetSmart & Old Navy (3)	Multi-Tenant	Feb. 2022	1	29	7.4	100.0%
Crossroads Annex (3)	Multi-Tenant	Feb. 2022	1	41	2.1	100.0%
Crossroads Commons (3)	Multi-Tenant	Feb. 2022	1	47	2.5	100.0%
Sutters Creek (3)	Multi-Tenant	Feb. 2022	1	80	6.2	100.0%
Darien Towne Center (3)	Multi-Tenant	Feb. 2022	1	177	2.0	93.1%
Summerfield Crossing (3)	Multi-Tenant	Feb. 2022	1	114	7.1	76.1%
University Marketplace (3)	Multi-Tenant	Feb. 2022	1	86	5.0	100.0%
The Market at Polaris (3)	Multi-Tenant	Feb. 2022	1	111	4.8	64.8%
Beaver Creek Shopping Center (3)	Multi-Tenant	Feb. 2022	1	284	4.2	88.0%
Wallace Commons (3)	Multi-Tenant	Feb. 2022	1	111	4.1	100.0%
Plaza San Mateo (3)	Multi-Tenant	Feb. 2022	1	63	2.1	96.2%
Turfway Crossing (3)	Multi-Tenant	Feb. 2022	1	100	4.6	95.0%
Nordstrom Rack (3)	Multi-Tenant	Feb. 2022	1	45	8.0	97.7%
Evergreen Marketplace (3)	Multi-Tenant	Feb. 2022	1	50	4.4	100.0%
Lawton Marketplace (3)	Multi-Tenant	Feb. 2022	1	188	5.7	83.8%
Cottonwood Commons (3)	Multi-Tenant	Feb. 2022	1	192	5.7	87.7%
Houma Crossing (3)	Multi-Tenant	Feb. 2022	1	181	6.2	88.0%
Target Center (3)	Multi-Tenant	Feb. 2022	1	84	1.6	100.0%
The Center at Hobbs Brook (3)	Multi-Tenant	Feb. 2022	1	231	4.3	87.4%
Fourth Creek Landing (3)	Multi-Tenant	Feb. 2022	1	68	3.9	100.0%
Lafayette Pavillion (3)	Multi-Tenant	Feb. 2022	1	382	6.6	87.4%
North Lake Square (3)	Multi-Tenant	Feb. 2022	1	140	6.2	99.0%
Western Crossing (3)	Multi-Tenant	Feb. 2022	1	68	7.0	100.0%
Almeda Crossing (3)	Multi-Tenant	Mar. 2022	1	223	3.5	85.0%
Boston Commons (3)	Multi-Tenant	Mar. 2022	1	103	5.4	95.5%
Wallace Commons (3)	Multi-Tenant	Apr. 2022	1	99	4.8	100.0%
Academy Sports (3)	Single-Tenant	Apr. 2022	1	72	8.1	100.0%
Walgreens (3)	Single-Tenant	Apr. 2022	1	15	3.4	100.0%
Parkway Centre South (3)	Multi-Tenant	Apr. 2022	1	132	4.5	100.0%
The Marquis (3)	Multi-Tenant	Apr. 2022	1	135	5.1	66.6%
HEB Center (3)	Multi-Tenant	Apr. 2022	1	115	0.4	95.8%
Golf Road Center (3)	Multi-Tenant	Apr. 2022	1	101	2.0	100.0%
Walgreens & KeyBank (3)	Multi-Tenant	Apr. 2022	1	18	11.1	100.0%
Terrell Mill Village (3)	Multi-Tenant	Apr. 2022	1	75	6.2	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
				(In thousands)
Roosevelt Road Center (3)	Multi-Tenant	Apr. 2022	1	32	2.8	21.9%
Decatur Commons (3)	Multi-Tenant	Apr. 2022	1	126	3.9	84.5%
Stoneridge Village (3)	Multi-Tenant	Apr. 2022	1	72	3.0	100.0%
Albany Square (3)	Multi-Tenant	Apr. 2022	1	118	2.9	75.9%
Coventry Crossing (3)	Multi-Tenant	Apr. 2022	1	21	9.0	94.9%
Springfield Commons (3)	Multi-Tenant	Apr. 2022	1	207	5.8	95.3%
Waterford Park South (3)	Multi-Tenant	Apr. 2022	1	92	5.2	87.5%
The Ridge at Turtle Creek (3)	Multi-Tenant	Apr. 2022	1	99	9.5	95.8%
Tire Kingdom & Starbucks (3)	Multi-Tenant	Apr. 2022	1	7	7.2	100.0%
Walmart Neighborhood Market (3)	Multi-Tenant	Apr. 2022	1	51	9.1	100.0%
Harbor Town Center (3)	Multi-Tenant	Apr. 2022	1	139	4.3	96.7%
East West Commons (3)	Multi-Tenant	Apr. 2022	1	173	5.2	98.4%
Morganton Heights (3)	Multi-Tenant	Apr. 2022	1	285	2.3	96.6%
Poplar Springs (3)	Multi-Tenant	Apr. 2022	1	64	3.8	96.7%
The Plant (3)	Multi-Tenant	May 2022	1	509	7.3	76.2%
Imperial Reliance II	Single-Tenant	May 2022	8	32	19.4	100.0%
McGowin Park (3)	Multi-Tenant	July 2022	1	375	3.4	98.2%
Fidelity II	Single-Tenant	Nov. 2022	2	22	19.9	100.0%
Total			1,044	27,867	7.2	93.7%
__________
(1)Remaining lease term in years as of December 31, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
(2)Includes three properties leased to Truist Bank which were unoccupied as of December 31, 2022 and were being marketed for sale. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for further details.
(3)Acquired in the CIM Portfolio Acquisition. See Note 1 — Organization to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
(4)The tenant at these 41 properties filed for Chapter 11 bankruptcy protection on January 4, 2023, and nine of the 41 leases were terminated in bankruptcy proceedings. We have accounted for these leases as terminations as of December 31, 2022.
(5)The tenant at these 22 properties reassigned their leases in January 2023 to another tenant in the portfolio who leased 28 properties as of December 31, 2022.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
		(In thousands)
Single-Tenant	935	11,507	9.9	99.3%
Multi-Tenant	109	16,360	4.7	89.8%
Total	1,044	27,867	7.2	93.7%
__________
(1)Remaining lease term in years as of December 31, 2022. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.

The following table details the geographic distribution, by state, of our properties owned as of December 31, 2022:

State	Number of Properties	Annualized Rental Income on a Straight-Line Basis (1)	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
Alabama	48	$21,331	5.6%	1,926	6.9%
Alaska	1	409	0.1%	9	—%
Arizona	1	352	0.1%	22	0.1%
Arkansas	17	5,375	1.4%	396	1.4%
California	2	14,131	3.7%	518	1.9%
Colorado	6	786	0.2%	52	0.2%
Connecticut	4	1,801	0.5%	98	0.4%
Delaware	1	176	—%	5	—%
District of Columbia	1	236	0.1%	4	—%
Florida	59	24,151	6.3%	1,524	5.5%
Georgia	116	38,392	9.9%	2,597	9.4%
Idaho	3	339	0.1%	14	0.1%
Illinois	58	18,468	4.8%	1,597	5.7%
Indiana	20	10,437	2.7%	898	3.2%
Iowa	25	2,698	0.7%	166	0.6%
Kansas	17	5,625	1.5%	397	1.4%
Kentucky	32	16,030	4.2%	1,106	4.0%
Louisiana	36	11,130	2.9%	756	2.7%
Maine	3	349	0.1%	27	0.1%
Maryland	6	4,858	1.3%	305	1.1%
Massachusetts	14	11,736	3.1%	966	3.5%
Michigan	74	11,287	2.9%	637	2.3%
Minnesota	8	3,441	0.9%	379	1.4%
Mississippi	38	7,102	1.9%	351	1.3%
Missouri	12	6,971	1.8%	566	2.0%
Montana	12	1,184	0.3%	42	0.2%
Nebraska	3	495	0.1%	12	—%
Nevada	4	7,154	1.9%	408	1.5%
New Hampshire	1	127	—%	6	—%
New Jersey	3	1,512	0.4%	81	0.3%
New Mexico	6	5,025	1.3%	369	1.3%
New York	19	4,038	1.1%	313	1.1%
North Carolina	49	27,666	7.2%	2,354	8.4%
North Dakota	3	1,222	0.3%	170	0.6%
Ohio	84	26,118	6.8%	1,821	6.5%
Oklahoma	19	13,036	3.4%	1,070	3.8%
Pennsylvania	28	13,111	3.4%	893	3.2%
Rhode Island	4	3,234	0.8%	177	0.6%
South Carolina	44	19,508	5.1%	1,827	6.6%
South Dakota	2	358	0.1%	47	0.2%
Tennessee	33	4,197	1.1%	226	0.8%
Texas	38	19,911	5.2%	1,353	4.9%
Utah	4	1,087	0.3%	41	0.1%
Vermont	1	102	—%	22	0.1%
Virginia	21	3,697	1.0%	330	1.2%
West Virginia	33	3,104	0.8%	259	0.9%
Wisconsin	21	8,771	2.3%	664	2.4%
Wyoming	10	1,318	0.3%	66	0.2%
Total	1,044	$383,586	100%	27,867	100%

__________
(1)Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2022, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we owned as of December 31, 2022. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2023	$362,285
2024	343,730
2025	313,594
2026	283,443
2027	239,301
2028	190,740
2029	166,391
2030	141,025
2031	123,738
2032	110,627
Thereafter	593,128
$2,868,002
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income on a Straight-Line Basis (1)	Annualized Rental Income on a Straight-Line Basis %	Square Feet	Square Feet %
		(In thousands)		(In thousands)
2023	179	$18,900	4.9%	1,476	5.7%
2024	224	31,341	8.2%	2,358	9.0%
2025	228	35,058	9.1%	2,590	9.9%
2026	211	40,670	10.5%	3,002	11.5%
2027	240	50,973	13.2%	4,895	18.8%
2028	190	36,302	9.5%	2,704	10.4%
2029	165	26,052	6.8%	1,605	6.1%
2030	74	16,913	4.4%	1,086	4.2%
2031	82	19,223	5.0%	1,229	4.7%
2032	71	12,624	3.3%	950	3.6%
	1,664	$288,056	74.9%	21,895	83.9%
__________
(1)Annualized rental income on a straight-line basis is calculated using the most recent available lease terms as of December 31, 2022, which includes tenant concessions such as free rent, as applicable. Annualized rental income does not include either (i) future increases in base rent due to lease provisions with rent adjustments based on the consumer price index or (ii) cost reimbursements received from tenants pursuant to their leases.

Tenant Concentration
There were no tenants whose rentable square footage or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square footage or annualized rental income on a straight-line basis as of December 31, 2022.
Significant Portfolio Properties
There were no properties whose annualized rental income on a straight-line basis represents 5.0% or more of our total portfolio’s annualized rental income on a straight-line basis as of December 31, 2022. No single property had rentable square footage that exceeded 5.0% or more of our total portfolio’s rentable square feet.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding property financings as of December 31, 2022 and 2021.
Item 3. Legal Proceedings.
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger (the “Hibbard Action”). Immediately prior to the Merger, all of the directors, with the exception of David Gong, served as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of common stock through the Company’s then effective distribution reinvestment plan, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.
On April 30, 2019, Lynda Callaway, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The complaint alleged that the registration statement pursuant to which the plaintiff and other class members acquired shares of the Company during the Merger contained materially incomplete and misleading information. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in an action involving similar claims pending in the United States District Court for the Southern District of New York. Following the federal court’s decision dismissing that action on October 31, 2019, the plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the federal action. The plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, the plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. On December 20, 2021, the Court denied the plaintiffs’ motion to amend and dismissed the litigation. On January 26, 2022, the plaintiffs filed a notice of appeal from the Court’s decision. The appeal has been fully-briefed and oral argument is scheduled for February 16, 2023.
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively the “Defendants”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleges that Blackwells and the other Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Defendants. The complaint seeks, among other things, to (i) declare that the proxy materials filed by Blackwells violate Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order Blackwells and the other Defendants to publicly correct their material misstatements or omissions, (iii) enjoin Blackwells and the other Defendants from publishing any soliciting materials until each of them files corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin Blackwells and the other Defendants from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleges that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells seeks to have considered at the Company’s 2023 annual meeting of stockholders. The complaint seeks, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells Onshore from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells Onshore’s nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells Onshore and require the Company to count votes cast in favor of any of the persons nominated by Blackwells Onshore, and (v) unspecified damages for purported breach of the bylaws. The Company intends to vigorously defend against the claims.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the Nasdaq under the symbol “AFIN” as of July 19, 2018. Pursuant to our name change, we began trading our Class A common stock under the symbol “RTL” as of February 15, 2022. Set forth below is a line graph comparing the cumulative total stockholder return on our Class A common stock, based on the market price of Class A common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the Nasdaq Index for the period commencing July 19, 2018, the date on which we listed our Class A common stock on the Nasdaq and ending December 31, 2022. The graph assumes an investment of $100 on July 19, 2018 with the reinvestment of dividends.

Holders
As of February 17, 2023, we had 134,224,313 shares of Class A common stock outstanding held by a total of 6,099 stockholders of record.
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

Tax Characteristics of Dividends
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2022, 2021 and 2020. Approximately 9% of the dividends paid on the Series A Preferred Stock and Series C Preferred Stock were considered ordinary dividend income for tax purposes with the remainder considered a return of capital for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, 100% of dividends paid on the Series A Preferred Stock and Series C Preferred Stock were considered ordinary dividend income .

	Year Ended December 31,
(In thousands)	2022		2021		2020
Return of capital	100.0%	$0.85	94.8%	$0.81	90.3%	$0.63
Ordinary dividend income	—%	—	5.2%	0.04	9.7%	0.07
Total	100.0%	$0.85	100.0%	$0.85	100.0%	$0.70
Dividends to Common Stockholders
Dividends on our Class A common stock currently have been declared quarterly in an amount equal to $0.85 per share each year. This dividend rate has been in effect since our April 1, 2020 dividend declaration. During the period of January 2019 through March 2020, we paid dividends on our common stock on a monthly basis at an annualized rate equal to a rate of $1.10 per share, or $0.0916667 per share per month. In March 2020, our board of directors approved a reduction in our annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis.
Dividends to Series A Preferred Stockholders
Dividends on our Series A Preferred Stock have been declared quarterly in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Dividends to Series C Preferred Stockholders
Dividends on our Series C Preferred Stock have been declared quarterly in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
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

The following table sets forth information regarding securities authorized for issuance under the 2018 Equity Plan and the 2021 OPP as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders	—		—	—
Equity Compensation Plans not approved by security holders	8,528,885	(1)	—	3,769,411	(2)
Total	8,528,885	(1)	—	3,769,411	(2)
__________
(1)Represents shares of Class A common stock underlying LTIP Units awarded pursuant to the 2021 OPP. These LTIP Units may be earned by the Advisor if we achieve threshold, target or maximum performance goals based on our absolute and relative total stockholder return over a performance period that commenced on July 20, 2021 and will end on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the 2021 OPP) and (iii) the effective date of any termination of the Advisor’s service as our advisor. LTIP Units earned as of the last day of the performance period will also become vested as of that date. Effective as of that same date, any LTIP Units that are not earned will automatically and without notice be forfeited without the payment of any consideration by us. For additional information on the 2021 OPP, please see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)We have the Advisor Plan and the Individual Plan which we refer to together as the 2018 Equity Plan. The Advisor Plan is substantially similar to the Individual Plan, except with respect to the eligible participants. Under the Individual Plan, we may only make awards to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. By contrast, under the Advisor Plan, we may only make awards to the Advisor. The number of shares that may be subject to awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of our outstanding shares on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. As of December 31, 2022, we had 134,224,313 shares of Class A common stock issued and outstanding on a fully diluted basis, and 9,653,020 shares of Class A common stock had been issued under or were subject to awards under the 2018 Equity Plan (including unearned LTIP Units). For additional information on the 2018 Equity Plan, please see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.

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
In December 2021, we signed a purchase and sale agreement for the CIM Portfolio Acquisition which consists of 79 multi-tenant retail centers and two single-tenant properties for an aggregate contract purchase price of $1.3 billion. The CIM Portfolio Acquisition was accounted for as an asset acquisition. The acquisition closed in multiple transactions from February 2022 through July 2022 and the consideration included cash (including cash sourced from borrowings under the Credit Facility, as defined below), assumption of existing mortgage debt securing certain of the properties and the issuance of shares of our Class
A common stock.
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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, the Company paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, the Company has accrued for $6.7 million of contingent consideration based on leases executed as of January, 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition). No further contingent consideration is expected to be paid under the terms of the contract.
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
In addition to the CIM Portfolio Acquisition, we acquired 13 single-tenant properties for an aggregate contract purchase price of $35.2 million and one multi-tenant retail property for a contract purchase price of $31.3 million in the year ended December 31, 2022.

As of December 31, 2022, we owned 1,044 properties, comprised of 27.9 million rentable square feet, which were 93.7% leased, including 935 single-tenant net leased commercial properties (897 of which are leased to retail tenants) and 109 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of December 31, 2022, the total single-tenant properties comprised 48% of our total portfolio and were 67% leased to service retail tenants, and the total multi-tenant properties comprised 52% of our total portfolio and were 42% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery sectors, among others.
For our purposes, “investment grade” includes both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of December 31, 2022, approximately 53.8% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 41.1% with actual investment grade ratings and 12.7% with implied investment grade ratings, and approximately 37.2% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 30.5% with actual investment grade ratings and 6.7% with implied investment grade ratings.
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
Management Update on the Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic created several risks and uncertainties which impacted our business and which may impact our business, including our future results of operations and our liquidity. For a further discussion of the risks and uncertainties associated with the impact of the COVID-19 pandemic on us, see Item 1A. Risk Factors.
We took several steps to mitigate the impact of the pandemic on our business. We were in direct contact with our tenants when the crisis began, cultivated open dialogue and deepened the fundamental relationships that we carefully developed through prior transactions and historic operations. Based on this approach and the overall financial strength and creditworthiness of our tenants, we believe that we had positive results in our cash rent collections throughout the pandemic. We have collected 98% of the original cash rent due for the fourth quarter of 2022 across our entire portfolio. This was consistent with the quarterly collections throughout 2022 and the year ended December 31, 2021 and was impacted by the expiration of rent deferral agreements under which tenants resumed paying full rent in addition to deferred rent paid during the period.
“Original cash rent” refers to contractual rents on a cash basis due from tenants as stipulated in their originally executed lease agreements at inception or as amended, prior to any rent deferral agreement. We calculate “original cash rent collections” by comparing the total amount of rent collected during the period to the original cash rent due. Total rent collected during the period includes both original cash rent due and payments made by tenants pursuant to rent deferral agreements. Eliminating the impact of deferred rent paid, we collected 98% of original cash rent collections for the fourth quarter of 2022.
A deferral agreement is an executed or approved amendment to an existing lease to defer a certain portion of cash rent due to a future period. During the years ended December 31, 2020 and 2021, we granted rent deferrals for an aggregate of $7.0 million and $0.4 million, respectively, of the original cash rent due for those years. During the year ended December 31, 2022, we did not defer any additional rents. As of December 31, 2022, we have collected nearly all of the total $7.4 million rents we previously deferred. The most common arrangements granted provide deferral of some or all of the rent due for the period in which the arrangement was granted with such amounts to be paid in 2022. The terms of these lease amendments providing for rent deferrals and abatements differed by tenant in terms of length and amount of the deferral or abatement, although the deferrals and abatements were generally coupled with an extension of the lease.
•During the year ended December 31, 2022, we did not grant any rent abatements.
•During the year ended December 31, 2021, we granted rent abatements for $0.8 million or less than 1% of original cash rent due for the year.
•During the year ended December 31, 2020, we granted rent abatements for $2.7 million.
The cash rent collections for the fourth quarter of 2022 include cash receipts collected through January 31, 2023. Cash receipts received in January are not, however, included in cash and cash equivalents on our December 31, 2022 consolidated balance sheet. The below cash rent status may not be indicative of any future period and remains subject to changes based on ongoing collection efforts and negotiation of additional agreements. Moreover, there is no assurance that we will be able to collect the cash rent that is due in future months including amounts previously deferred or that we agree to defer in the future.

The table below presents the percentage of original cash rent for our single-tenant portfolio, our multi-tenant portfolio, and our total portfolio we collected in each fiscal quarter of 2020, 2021 and 2022.

	Total Collections			Without Deferred Rents
Period	Single-Tenant	Multi-Tenant	Total Portfolio	Single-Tenant	Multi-Tenant	Total Portfolio
First Quarter 2020	98%	100%	99%	98%	100%	99%
Second Quarter 2020	96%	72%	88%	96%	72%	88%
Third Quarter 2020	98%	85%	94%	98%	85%	94%
Fourth Quarter 2020	100%	91%	97%	100%	91%	97%
First Quarter 2021	100%	99%	100%	99%	95%	98%
Second Quarter 2021	100%	100%	100%	99%	97%	99%
Third Quarter 2021	98%	100%	99%	98%	96%	97%
Fourth Quarter 2021	99%	100%	100%	99%	97%	98%
First Quarter 2022	98%	100%	99%	97%	98%	98%
Second Quarter 2022	98%	99%	99%	98%	97%	98%
Third Quarter 2022	98%	98%	98%	98%	98%	98%
Fourth Quarter 2022	97%	98%	98%	97%	98%	98%

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
Impacts of the COVID-19 Pandemic
As discussed above, we have taken a proactive approach to achieve mutually agreeable solutions with our tenants impacted by the COVID-19 pandemic and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, we executed several types of lease amendments. These agreements include deferrals and abatements (i.e. rent credits) and also may include extensions to the term of the leases. We did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (“FASB”) and SEC have provided relief that allows companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (1) as if the changes were originally contemplated in the lease contract or (2) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, we would be required to apply modification accounting including assessing classification under ASC 842.
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

Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2022, these leases had an average remaining lease term of approximately 7.2 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, we also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2022, 2021 and 2020, approximately $2.5 million, $1.4 million and $1.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If we determine that it’s probable we will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine that it’s not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and throughout the years ended December 31, 2021 and 2022, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of our tenants to pay rents in accordance with their contracts. The assessment included all of our tenants with a focus on our multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than our single-tenant properties.
In accordance with lease accounting rules, we record uncollectable amounts as reductions in revenue from tenants. We recorded a reduction in revenue from tenants of $4.2 million, $1.8 million and $6.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022, 2021 or 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022, no properties were considered held for sale, and as of December 31, 2021, we had one property classified as held for sale (see Note 3 — Real Estate Investments, Net to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2022, 2021 and 2020 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2022, 2021 and 2020.
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor.

Generally, all of our leases as lessor have qualified as operating leases, including land leases for which such accounting has been grandfathered. However, we have two parcels of land leased to tenants that qualify as financing leases which were entered into during the year ended December 31, 2022. The carrying value of these leases is $5.7 million as of December 31, 2022, and is included in prepaid expenses and other assets on our consolidated balance sheets. For the year ended December 31, 2022, income of $0.1 million relating to these two leases is included in revenue from tenants in our consolidated statement of operations. As of and for the years ended December 31, 2022, 2021 and 2020, we had no leases as a lessor that were considered as sales-type or financing leases under sales leaseback rules.
As a lessor of real estate, we elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating expenses) as a single lease component as an operating lease because (a) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (b) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to our operating leases, see Note 10 — Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We are the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the Company’s consolidated balance sheets and the rent expense is reflected on a straight-line basis over the lease term.
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
Equity-Based Compensation
We have stock-based plans under which our directors, officers, and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, and certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to us are eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for these stock awards is measured at the grant date fair value of the award and the expense for such an award is included in the equity-based compensation line item of the consolidated statements of operations and is recognized in accordance with the service period (i.e., vesting) required or when the requirements for exercise of the award have been met.
Effective at the listing of our Class A common stock on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date”), we entered into the 2018 OPP under which a new class of units of the limited partnership designated as LTIP Units were issued to the Advisor. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value was reflected as a charge to earnings evenly over the service period. The cumulative expense was reflected as part of noncontrolling interest in our balance sheets and statements of equity until the end of the service period. Following the end of the performance period under the 2018 OPP on July 19, 2021, our compensation committee of the board of directors determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, we reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheets and statements of equity.
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
For additional information on all of our equity-based compensation arrangements, see Note 13 — Equity-Based Compensation to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Leasing Activity
The following table summarizes our leasing activity by segment during the year ended December 31, 2022:

	Year Ended December 31, 2022
			(In thousands)
	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute leases	Costs to execute leases - per square foot
Single-tenant properties:
New leases (2)	—	—	$—	$—	$—	$—
Lease renewals/amendments (2)	54	1,601,913	16,346	16,631	121	0.08
Lease terminations (3)	16	123,242	2,796	—	—	—

Multi-tenant properties:
New leases (2)	83	883,336	—	8,121	3,759	4.26
Lease renewals/amendments (2)	138	1,712,295	21,646	23,028	3,509	2.05
Lease terminations (3)	6	99,605	1,026	—	—	—
__________
(1)Annualized rental income on a straight-line basis as of December 31, 2022. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the year ended December 31, 2022, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the year ended December 31, 2022. This excludes leases modifications for deferrals/abatements in response to COVID-19 negotiations which qualify for FASB relief. For more information see Overview — Management Update on the Impacts of the COVID-19 Pandemic — Management’s Actions.
(3)Represents leases that were terminated prior to their contractual lease expiration dates. Single-tenant terminations include nine leases terminated in bankruptcy proceeds in January 2023 which were accounted for as lease terminations as of December 31, 2022.
Results of Operations
We operate in two reportable business segments for management and internal financial reporting purposes. In our single-tenant operating segment, we own, manage and lease single-tenant properties where tenants are required to pay for property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. In our multi-tenant operating segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses.
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2022, we completed the CIM Portfolio Acquisition and other property acquisitions which significantly affected and will continue to affect the comparable results from operations until they have been held for all periods presented. Accordingly, we discuss financial results on a same-store basis (details below) and the related impacts of acquisitions and dispositions.
Below is a discussion of our results of operations for the years ended December 31, 2022 and 2021. Please see the “Results of Operations” section located on page 52 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for comparison of our results of operations for the years ended December 31, 2021 and 2020.
In addition to the comparative year over year discussion below, please see the “Overview — Management Update on the Impacts of the COVID-19 Pandemic” section above for additional information on the risks and uncertainties associated with the COVID-19 pandemic and management’s action taken to mitigate those risks and uncertainties.

Comparison of the Year Ended December 31, 2022 to December 31, 2021
Net loss attributable to common stockholders was $105.9 million and $63.4 million for the years ended December 31, 2022 and 2021, respectively. The following table shows our results of operations for the years ended December 31, 2022 and 2021 and the year to year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase / (Decrease)
	2022	2021	$
Revenue from tenants	$446,438	$335,156	$111,282

Operating expenses:
Asset management fees to related party	32,026	32,804	(778)
Property operating expense	101,558	55,431	46,127
Impairment of real estate investments	97,265	33,261	64,004
Acquisition, transaction and other costs	1,221	4,378	(3,157)
Equity-based compensation	14,433	17,264	(2,831)
General and administrative	32,365	20,856	11,509
Depreciation and amortization	195,854	130,464	65,390
Total operating expenses	474,722	294,458	180,264
Operating (loss) income before gain on sale of real estate investments	(28,284)	40,698	(68,982)
Gain on sale of real estate investments	61,368	4,757	56,611
Operating income	33,084	45,455	(12,371)
Other (expense) income:
Interest expense	(118,925)	(81,784)	(37,141)
Other income	988	91	897
Gain (loss) on non-designated derivatives	2,250	(3,950)	6,200
Total other expense, net	(115,687)	(85,643)	(30,044)
Net loss	(82,603)	(40,188)	(42,415)
Net loss attributable to non-controlling interests	97	9	88
Allocation for preferred stock	(23,348)	(23,262)	(86)
Net loss attributable to common stockholders	(105,854)	(63,441)	(42,413)
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $105.9 million for the year ended December 31, 2022 as compared to $63.4 million for the year ended December 31, 2021. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations and comprehensive loss in the sections that follow.
Same Store Properties
Information based on Same Store, Acquisitions and Dispositions (as each are defined below) allows us to evaluate the performance of our segments based on a consistent population of properties owned for the entirety of the periods presented. As of December 31, 2022, we owned 1,044 properties. There were 883 properties (our “Same Store Properties”) owned for the entire years ended December 31, 2022 and 2021 which were 95.4% leased as of December 31, 2022. Since January 1, 2021 and through December 31, 2022, we acquired 161 properties (our “Acquired Properties”) which were 90.9% leased as of December 31, 2022, and disposed of 40 properties (our “Disposed Properties”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, December 31, 2020	887	33	920
Acquisition activity during the year ended December 31, 2021	69	—	69
Disposition activity during the year ended December 31, 2021	(13)	—	(13)
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the year ended December 31, 2022 (1)	15	80	95
Disposition activity during the year ended December 31, 2022 (2)	(23)	(4)	(27)
Number of properties, December 31, 2022	935	109	1,044

Number of Same Store Properties	851	32	883
Number of Acquired Properties (3)	84	77	161
Number of Disposed Properties (3)	36	4	40
__________
(1)Acquisition activity during the year ended December 31, 2022 includes two single-tenant properties and 79 multi-tenant properties acquired in the CIM Portfolio Acquisition.
(2)Disposition activity during the year ended December 31, 2022 includes three multi-tenant properties acquired in the CIM Portfolio Acquisition.
(3)The three multi-tenant properties acquired in the CIM Portfolio Acquisition and disposed in the year ended December 31, 2022 have been excluded from Acquired Properties and are included in Disposed Properties.
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the years ended December 31, 2022 and December 31, 2021:

	Segment Same Store (1)			Acquisitions (2)			Disposals (3)			Segment Total (4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$22,511	$22,874	$(363)	$9,260	$3,731	$5,529	$56,944	$(5,573)	$62,517	$88,715	$21,032	$67,683

Revenue from tenants	$176,973	$174,030	$2,943	$17,754	$7,064	$10,690	$9,267	$37,850	$(28,583)	$203,994	$218,944	$(14,950)
Less: Property operating expenses	13,094	10,697	2,397	1,136	498	638	1,091	810	281	15,321	12,005	3,316
NOI	$163,879	$163,333	$546	$16,618	$6,566	$10,052	$8,176	$37,040	$(28,864)	$188,673	$206,939	$(18,266)
__________
(1)Our single-tenant segment included 851 Same Store Properties.
(2)Our single-tenant segment included 84 Acquired Properties.
(3)Our single-tenant segment included 36 Disposed Properties.
(4)Our single-tenant segment included 935 total properties.
Revenue from Tenants
Revenue from tenants decreased $15.0 million to $204.0 million for the year ended December 31, 2022, compared to $218.9 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in revenue from our Disposed Properties of $28.6 million. This decrease was partially offset by incremental income from our Acquired Properties of approximately $10.7 million, and an increase in our Same Store Properties of $2.9 million.

Total revenue from tenants for the year ended December 31, 2021 includes the impact of termination fees of $11.2 million, of which $11.1 million relates to our Disposed Properties and $0.1 million relates to our Same Store Properties.
Total revenue from tenants for the year ended December 31, 2022 includes $10.1 million of termination fee income which relates to termination agreements entered into during the three months ended December 31, 2021 and the six months ended June 30, 2022 (the “Termination Fees Since December 2021”). The full amount of the Termination Fees Since December 2021 was recognized over the remaining occupancy periods of the related properties, all of which expired during the year ended December 31, 2022 (see Note 2 — Summary of Significant Accounting Policies – Revenue Recognition for additional information). Of the total $10.1 million from the Termination Fees Since December 2021 recognized in the year ended December 31, 2022, $3.2 million related to our Same Store Properties and $6.9 million related to our Disposed Properties.
The increase in revenue generated by our Same Store Properties revenue was mainly due to: (i) the Termination Fees Since December 2021, which as discussed above were recognized over the remaining occupancy period in 2022, of which $3.2 million related to our Same Store Properties, (ii) increased operating expense reimbursement revenue of $2.4 million. These increases were partially offset by (i) the Third Quarter 2021 Termination Fee, of which $0.1 million related to our Same Store Properties, (ii) an increase of $2.0 million of bad debt expense, which is recorded as a reduction to revenue and (iii) lower revenue of $3.5 million from other properties which were vacant in the year ended December 31, 2022 but which were occupied in the year ended December 31, 2021.
The decrease in our revenue from Disposed Properties was primarily due to: (i) the Third Quarter 2021 Termination Fee, recognized in 2021, of which $11.1 million related to our Disposed Properties, (ii) the disposition of our Sanofi property in January 2022, which had annual rents of $17.2 million, (iii) the disposition of our United Healthcare property which was vacant since June 30, 2021 and contributed $2.7 million of revenue in the year ended December 31, 2021 from annual rents of $5.4 million, and (iv) lower revenue from other disposed properties of $4.5 million. These decreases were partially offset by the Termination Fees Since December 2021, which as discussed above were recognized over the remaining occupancy period in 2022, of which $6.9 million related to our Disposed Properties.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense increased $3.3 million to $15.3 million for the year ended December 31, 2022, compared to $12.0 million for the year ended December 31, 2021. This increase was primarily driven by an increase of $0.6 million from our Acquired Properties and by an increase in property operating expenses from our Same Store Properties of $2.4 million, partially offset by a decrease in property operating expenses from our Disposed Properties of $0.3 million.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the years ended December 31, 2022 and December 31, 2021:

	Segment Same Store (1)			Segment Acquisitions (2)			Disposals (3)			Segment Total (4)
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	2022	2021	$	2022	2021	$	2022	2021	$
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$551	$22,221	$(21,670)	$2,310	$—	$2,310	$(60,138)	$1,645	$(61,783)	$(57,277)	$23,866	$(81,143)

Revenue from tenants	$107,464	$103,894	$3,570	$123,716	$—	$123,716	$11,264	$12,318	$(1,054)	$242,444	$116,212	$126,232
Less: Property operating expenses	36,972	37,611	(639)	42,454	—	42,454	6,811	5,815	996	86,237	43,426	42,811
NOI	$70,492	$66,283	$4,209	$81,262	$—	$81,262	$4,453	$6,503	$(2,050)	$156,207	$72,786	$83,421
__________
(1)Our multi-tenant segment included 32 Same Store Properties.
(2)Our multi-tenant segment included 77 Acquired Properties, excluding three properties recently acquired in the CIM Portfolio Acquisition that were disposed in the year ended December 31, 2022.
(3)Our multi-tenant segment included four Disposed Properties, including three properties recently acquired in the CIM Portfolio Acquisition that were disposed in the year ended December 31, 2022
(4)Our multi-tenant segment included 109 total properties.

Revenue from Tenants
Revenue from tenants increased $126.2 million to $242.4 million for the year ended December 31, 2022, compared to $116.2 million for the year ended December 31, 2021. This increase in revenue from tenants was primarily due to incremental revenue generated by our Acquired Properties of $123.7 million ($120.0 million of which was attributable to the CIM Portfolio Acquisition) and an increase in our Same Store Properties revenue of $3.6 million. These increases were partially offset by a decrease of $1.1 million from our Disposed Properties. Please see Note 1 — Organization to our consolidated financial statements in this Annual Report on Form 10-K for further details on the CIM Portfolio Acquisition.
The increase in revenue generated by our Same Store Properties was primarily due to (i) $0.2 million of increased operating expense reimbursement revenue, (ii) $0.2 million of increased termination fee income, and (iii) $4.0 million from marginally higher occupancy and higher rental rates. These increases were partially offset by a recovery of $0.8 million relating to a lease settlement fee from a tenant which was recorded in the year ended December 31, 2021.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expense increased $42.8 million to $86.2 million for the year ended December 31, 2022, compared to $43.4 million for the year ended December 31, 2021. This increase was driven by an increase in property operating expenses of $42.5 million from our Acquired Properties ($41.7 million of which was attributable to the CIM Portfolio Acquisition) and by an increase in property operating expenses of $1.0 million from our Disposed Properties, partially offset by a decrease of $0.6 million in our Same Store Properties. Please see Note 1 — Organization to our consolidated financial statements in this Annual Report on Form 10-K for further details on the CIM Portfolio Acquisition.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor decreased $0.8 million to $32.0 million for the year ended December 31, 2022, compared to $32.8 million for the year ended December 31, 2021, primarily due to a decrease of $2.6 million of incentive variable management fees, partially offset by an increase of $1.8 million in the variable portion of the base management fee resulting from equity capital transactions in 2021 and 2022 (including the issuance of shares in the CIM Portfolio Acquisition in 2022).
The variable portion of the base management fee is calculated on a monthly basis and is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by us (including, among other things, common stock, including shares subject to repurchase, preferred stock and certain convertible debt but excluding among other things, equity based compensation). The variable portion of the base management fee will increase in connection with future issuances of equity securities.
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
Impairment Charges
We recorded impairment charges of $97.3 million for the year ended December 31, 2022, of which (i) $80.8 million related to four multi-tenant properties; two of which were legacy multi-tenant properties and were impaired by $75.2 million and two of which were recently acquired in the CIM Portfolio Acquisition and were impaired by $5.6 million, (ii) $12.7 million related to 11 vacant single-tenant properties (ten of which were formerly leased to Truist Bank) and (iii) $3.8 million related to one vacant single-tenant property formerly leased to United Healthcare. The United Healthcare property has been vacant since June 30, 2021 when the tenant did not renew its lease. We previously impaired the United Healthcare property by $26.9 million during the year ended December 31, 2021. All of the impaired properties were impaired to adjust the properties’ carrying values to their fair values as determined by their respective purchase and sale agreements if under a contract to be disposed, or their estimated fair values if not under a contract to be disposed.
We recorded $33.3 million of impairment charges for the year ended December 31, 2021, related to one single-tenant property formerly leased to United Healthcare and eight vacant single-tenant properties leased to Truist Bank located across various states. The United Healthcare property was vacant since June 30, 2021 when the tenant did not renew its lease. Due to weak local market conditions, expected sustained vacancy of this property as either a single-tenant or multi-tenant property, as well as an increased probability of sale, we determined that the property was impaired. We recorded an impairment of $26.9 million to adjust the property’s carrying value to its estimated fair value. Seven of the Truist properties were impaired to adjust the properties to their fair values as determined by their respective purchase and sales agreements or non-binding letters of intents, and one property was impaired to adjust its carrying value to its fair value as determined by the income approach.

See Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs decreased $3.2 million to $1.2 million for the year ended December 31, 2022, compared to $4.4 million for the year ended December 31, 2021. The decrease was primarily due to the impact of prepayment penalties on two mortgage notes which were fully repaid in the year ended December 31, 2021 which totaled $3.3 million, partially offset by $0.1 million from increased acquisition activity in the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Equity-Based Compensation
Equity-based compensation decreased by approximately $2.8 million to $14.4 million for the year ended December 31, 2022 compared to $17.3 million for the year ended December 31, 2021. This decrease was primarily due to additional non-cash equity-based compensation expense in the year ended December 31, 2021 from (i) the 2021 OPP and (ii) additional non-cash equity-based compensation expense from a new grant of restricted shares in the second quarter of 2021 as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer (see additional details below).
Our independent directors authorized the issuance of a new award of LTIP Units on May 4, 2021 which was subsequently issued to the Advisor under the 2021 OPP after the performance period under the 2018 OPP expired on July 19, 2021. The year ended December 31, 2021 includes expenses for both the 2018 OPP and the 2021 OPP. The performance period for the 2018 OPP ended on July 19, 2021 and therefore no further expense has been recorded for the 2018 OPP after the third quarter of 2021 and no LTIP Units were earned by the Advisor under the 2018 OPP.
In addition, we incurred higher equity-based compensation expenses for restricted shares recorded in the year ended December 31, 2021 due to new grants as well as an amendment to the original award agreement on February 26, 2021 for restricted shares previously issued to our former chief financial officer which accelerated the vesting of those restricted shares on April 9, 2021 upon the effectiveness of her resignation. These restricted shares were scheduled to vest in 25% increments on each of the first four anniversaries of the grant date (September 15, 2020). Also, we recorded additional expense for the excess of the new value of those awards on the date of modification over the fair value of the awards immediately prior to the amendment. In addition, we granted this person an additional award of restricted shares that also fully vested upon the effectiveness of her resignation April 9, 2021, contributing to the increase to equity-based compensation expense recorded during the year ended December 31, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the year ended December 31, 2021.
These higher equity-based compensation expenses in 2021 were partially offset by $0.3 million of net equity-based compensation expense representing the value of new replacement grants net of a reversal of $0.1 million in previously recognized compensation on forfeited grants which were recorded in the year ended December 31, 2022. See Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
General and Administrative Expense
General and administrative expense increased $11.5 million to $32.4 million for the year ended December 31, 2022, compared to $20.9 million for the year ended December 31, 2021. The increase was primarily due to $6.2 million of increased professional expense reimbursements, which included $3.0 million of compensation and overhead costs related to the Multi-Tenant Property Management Agreement not subject to the Capped Reimbursement Amount under the Advisory Agreement during the year ended December 31, 2022, for which no such costs were incurred in the year ended December 31, 2021. The increased professional expense reimbursements were primarily due to additional staffing needed by the Advisor as a result of the CIM Portfolio Acquisition, and are expected to increase further in the year ended December 31, 2023 due to a full year of ownership. The increase was also impacted by a $1.4 million professional fee credit in the year ended December 31, 2021 which did not occur in the year ended December 31, 2022. Additionally, accounting fees increased $0.5 million, legal fees increased $1.0 million, taxes and insurance increased $0.6 million and miscellaneous fees increased $1.2 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Many of these increases were also related to the CIM Portfolio Acquisition.
During the year ended December 31, 2022, we also incurred $0.8 million of costs related to the proxy contest and related litigation referenced herein. There were no similar costs in the year ended December 31, 2021. We anticipate that we will incur additional expenses relating to this matter in the year ended December 31, 2023.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $65.4 million to $195.9 million for the year ended December 31, 2022, compared to $130.5 million for the year ended December 31, 2021. Depreciation and amortization expense was primarily impacted by an increase of $77.2 million resulting from our Acquired Properties (including, most notably, the CIM Portfolio Acquisition), and by an increase of $0.8 million from our Same Store Properties, partially offset by a decrease of $12.6 million from our Disposed Properties.
Gain on Sale/Exchange of Real Estate Investments
During the year ended December 31, 2022, we sold 27 properties for an aggregate contract price of $405.5 million, resulting in aggregate gains on sale of $61.4 million. During the year ended December 31, 2021, we sold 13 properties for an aggregate contract price of $18.9 million, resulting in aggregate gains on sale of $4.8 million. For additional information on real estate sales, see Note 3 — Real Estate Investments to our consolidated financial statements included in this Annual Report on Form 10-K.
Interest Expense
Interest expense increased $37.1 million to $118.9 million for the year ended December 31, 2022, compared to $81.8 million for the year ended December 31, 2021. This increase was mainly due to (i) interest expense of $16.9 million and deferred financing cost amortization of $1.0 million on our $500.0 million of 4.50% per annum Senior Notes which were issued in October 2021, (ii) increased interest expense of $11.4 million on our borrowings under the Credit Facility due to increased borrowings on the Credit Facility, which were used primarily to partially fund the CIM Portfolio Acquisition, as well as higher variable rates on these borrowings, (iii) increased interest expense of $4.4 million and increased deferred financing cost and discount/premium amortization of $1.4 million on our mortgage debt primarily due to newly assumed mortgage debt from the CIM Portfolio Acquisition and (iv) swap termination income of $1.9 million from the termination of an interest swap in the year ended December 31, 2021, which was recorded as a reduction to interest expense. The increases to interest expense on our mortgage debt and borrowings under our Credit Facility largely result from the assumption of mortgage debt and borrowings under our Credit Facility to finance the CIM Portfolio Acquisition. Please see Note 1 — Organization to our consolidated financial statements in this Annual Report on Form 10-K for further details on the CIM Portfolio Acquisition.
During the years ended December 31, 2022 and 2021, the average outstanding balances on our mortgage notes payable were $1.7 billion and $1.6 billion, respectively, and our average outstanding balance under our Credit Facility was $401.4 million and $175.9 million, respectively. For the years ended December 31, 2022 and 2021, the weighted-average interest rates on our mortgage notes payable were 3.82% and 3.88%, and the weighted-average interest rates on our Credit Facility were 4.03% and 2.71%, respectively.
As of December 31, 2022 the weighted-average rate on our Credit Facility was 6.51%. In light of the increases to variable rates throughout 2022, and more recent increases to variable rates in 2023, we may experience further increases to our interest expense in future periods. These increases may be material.
Other Income
Other income was $1.0 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in other income was primarily due to the settlement of $0.9 million of liens incurred on our Prairie Towne property in the year ended December 31, 2020 as a result of a settlement with the lien holder during the year ended December 31, 2022.
Gain (Loss) on Non-Designated Derivatives
Gain on non-designated derivative instruments for the year ended December 31, 2022 was $2.3 million, and was related to an embedded derivative on the common stock issued in connection with the CIM Portfolio Acquisition. The stock was issued in the three months ended March 31, 2022.
Loss on non-designated derivative instruments for the year ended December 31, 2021 was $4.0 million and also related to the change in fair value of an embedded derivative on the common stock issued in connection with the CIM Portfolio Acquisition. The loss was recorded to account for the decrease in fair value of the equity offered in the PSA from December 17, 2021, the date of the PSA, until December 31, 2021.
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

Cash flows provided by operating activities of $154.8 million during the year ended December 31, 2022 and consisted of a net loss of $82.6 million, adjusted for non-cash items of $253.8 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, equity-based compensation, gain on non-designated derivatives, gain on sale/exchange of real estate investments and impairment charges. In addition, cash flows from operating activities was impacted by an increase in straight-line rent receivable of $8.3 million, an increase in deferred rent and other liabilities of $7.8 million, an increase in accounts payable and accrued expenses of $17.4 million and an increase in prepaid expenses and other assets of $33.6 million.
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
Cash Flows from Investing Activities
The net cash used in investing activities during the year ended December 31, 2022 of $680.0 million consisted primarily of cash paid for investments in real estate and other assets of $1.0 billion (including, most notably, the CIM Portfolio Acquisition), capital expenditures of $19.8 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $352.6 million.
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
Cash Flows from Financing Activities
The net cash provided by financing activities of $377.1 million during the year ended December 31, 2022 consisted primarily of proceeds from our Credit Facility of $533.0 million and net proceeds from the issuance of Class A common stock of $32.2 million. These cash inflows were partially offset by cash dividends paid to holders of our Class A common stock of $111.8 million, payments on our Credit Facility of $35.0 million, payments on our mortgages of $13.2 million, cash dividends paid to holders of our Series A Preferred Stock (as defined below) of $14.9 million, cash dividends paid to holders of our Series C Preferred Stock (as defined below) of $8.5 million and payments of deferred financing costs of $3.2 million.
The net cash provided by financing activities of $199.0 million during the year ended December 31, 2021 consisted primarily of proceeds from the issuance of the Senior Notes of $500.0 million, net proceeds from the issuance of Class A common stock of $128.4 million, net proceeds received from the issuance of Series A Preferred Stock of $1.9 million and net proceeds received from the issuance of Series C Preferred Stock of $25.5 million, partially offset by net payments of mortgage refinancing of $23.9 million, net repayments on our Credit Facility of $280.9 million, cash dividends paid to holders of Class A common stock of $97.5 million, cash dividends paid to holders of Series A Preferred Stock of $14.8 million, cash dividends paid to holders of Series C Preferred Stock of $6.5 million and payments of financing costs of $28.2 million.
Liquidity and Capital Resources
Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units owned by third parties that correspond to shares of our Class A common stock, and capital expenditures. In addition, we may also use cash to purchase additional properties.
CIM Portfolio Acquisition
In December 2021, we signed a purchase and sale agreement for the CIM Portfolio Acquisition which consists of 79 multi-tenant retail centers and two single-tenant properties for an aggregate contract purchase price of $1.3 billion. We closed on the properties of the CIM Portfolio Acquisition in multiple stages as follows:
•In the three months ended March 31, 2022, we closed on the acquisition of 56 properties for an aggregate contract purchase price of $801.1 million. We funded the closing of these properties with cash of $728.4 million, including $378.0 million of borrowings under our Credit Facility, the assumption of $19.3 million of existing mortgage debt and the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million in fair value at issuance ($53.4 million in contractual value), which were issued at a weighted-average price of $7.75 per share in fair value at issuance ($8.28 per share in contractual value).

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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, the Company paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, the Company has accrued for $6.7 million of contingent consideration based on leases executed as of January, 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition). No further contingent consideration is expected to paid under the terms of the contract.
The cash used in the CIM Portfolio Acquisition consisted of $420.5 million, which included net proceeds from the approximately $260.7 million sale of our Sanofi property, the remaining proceeds from our Senior Notes offering, and $513.0 million from borrowings under our Credit Facility.
In addition to the CIM Portfolio Acquisition, we acquired 13 single-tenant properties for an aggregate contract purchase price of $35.2 million and one multi-tenant retail property for a contract purchase price of $31.3 million in the year ended December 31, 2022, which was funded entirely with cash on hand. Of the 95 properties acquired in the year ended December 31, 2022, three properties recently acquired from the CIM Portfolio Acquisition were disposed and 64 properties were added to the borrowing base of the Credit Facility.
Material Cash Requirements
As of December 31, 2022 and 2021, we had cash and cash equivalents of $70.8 million and $214.9 million, respectively.
We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations and borrowings under our Credit Facility (see Credit Facility section below for more information). We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings including the issuance of additional Senior Notes or similar securities, issuances under our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), as well as other offerings of debt or equity securities. See Mortgage Notes Payable below for a discussion of $289.8 million of debt maturing in 2023 and the potential methods to repay or refinance the debt.
Deleveraging Initiative
In May, 2021, we began an initiative to reduce the ratio of our net debt to adjusted earnings before income taxes, depreciation and amortization (“EBITDA”). We hope to achieve this initiative by:
•reducing outstanding debt over time;
•funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios;
•raising equity to fund acquisitions and pay down debt; and
•increasing revenues through external and internal growth factors such as property acquisitions and multi-tenant leasing activity.
We decided, however, to increase our leverage to complete the CIM Portfolio Acquisition. We plan to opportunistically continue focusing on this strategy to deleverage now that the CIM Portfolio Acquisition is complete. We may, however, issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. We are evaluating other assets in our portfolio for potential sale, including assets recently acquired in the CIM Portfolio Acquisition, and if we are able to sell these assets, we intend to use the net proceeds primarily to repay indebtedness. There can be no assurance that the sales of any of these properties will be completed on favorable terms, or at all.
From the completion of the CIM Portfolio Acquisition in July 2022 through December 31, 2022, we disposed of three properties from the CIM Portfolio Acquisition for an aggregate contract sales price of $16.6 million, and we recorded an aggregate loss on sale of $1.0 million for these properties after recording impairment charges of $5.6 million for two of these properties. We also disposed of another multi-tenant property for a contract sales price of $64.8 million, and we recorded a loss on sale of $1.5 million after recording impairment charges of $52.0 million. We additionally disposed of 12 various single-tenant properties for an aggregate contract sales price of $28.5 million, and we recorded an aggregate loss on sale of $3.1 million after recording $12.5 million of impairment charges on eight of these properties. A portion of the funds received from these dispositions were used to repay $75.0 million of amounts outstanding under our Credit Facility in the year ended December 31, 2022 (including $40.0 million repaid at the closing of certain property dispositions).
Total Borrowings
As of December 31, 2022, we had total gross debt outstanding of $2.8 billion, bearing interest at a weighted-average interest rate per annum equal to 4.4%, and the weighted average maturity of our indebtedness was 4.1 years as of December 31, 2022. Approximately $289.8 million of our fixed-rate mortgage debt matures in 2023 (see Mortgage Notes Payable below for more information).
As of December 31, 2022, 83.6% our total gross debt outstanding was fixed-rate which bore interest at a weighted average annual rate of 3.9%, and 16.4% of our total gross debt outstanding was variable-rate, consisting solely of our Credit Facility, which bore interest at a weighted average annual rate of 6.5%. As of December 31, 2022, we had $5.1 billion in real estate investments, at cost and we had pledged approximately $3.0 billion of these real estate investments, at cost, as collateral for our mortgage notes payable. In addition, approximately $2.0 billion of these real estate investments, at cost, were included in the asset pool comprising the borrowing base under the Credit Facility and therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
As of December 31, 2022, our net debt to gross asset value ratio was 50.8%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization.
Mortgage Notes Payable
As of December 31, 2022 we had $1.8 billion of gross mortgage notes payable outstanding, bearing interest at a weighted-average interest rate per annum equal to 3.8%. We assumed $352.8 million in fixed rate mortgage debt in the year ended December 31, 2022 to acquire the CIM Portfolio Acquisition, which bear interest at annual stated rates between 3.65% and 4.62%, maturing between April 2023 and September 2033. As of December 31, 2022, the assumed debt from the CIM Portfolio Acquisition had an aggregate principal balance of $351.2 million. As of December 31, 2022, all of our existing mortgage debt is fixed-rate, including the mortgages assumed in the CIM Portfolio Acquisition.
Based on debt outstanding as of December 31, 2022, future anticipated principal payments on our mortgage notes payable for the year ended December 31, 2023 is $289.8 million (including $287.2 million which was assumed in the CIM Portfolio Acquisition) which bears a weighted-average effective interest rate of 3.9%. These amounts include a $123.0 million outstanding mortgage on a multi-tenant property in northern California (“The Plant”) which does not legally mature until May 2033 and an $8.6 million outstanding mortgage on a multi-tenant property in Virginia (“The Marquis”) which does not legally mature until Dec 2027. If not refinanced or repaid, these loans would be subject to increased interest rates and require principal amortization through their respective legal maturities.
We are considering a combination of methods to repay or refinance these future anticipated principal payments which include: (i) refinancing these mortgages with the existing lender or a new lender, (ii) refinancing these amounts with proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder and (iii) using cash on hand, a portion of which may be generated from any future property sales. Interest rates have increased considerably in the last twelve months and may continue to increase, and as a result, the interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness with anticipated principal payments.
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2022, we were in compliance with financial covenants under our mortgage notes payable agreements.
Credit Facility
As of December 31, 2022, we had $458.0 million outstanding under our Credit Facility, which had a weighted average interest rate of 6.51%, which was substantially higher than the weighted-average interest rate for the year ended December 31, 2022 of 4.03% and the weighted average interest rate during the year ended December 31, 2021 of 2.71%, and reflects the effect of significant rate increases throughout the year ended December 31, 2022.
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
The Credit Facility requires payments of interest only prior to maturity. The Credit Facility bears interest at a rate equal to either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on our consolidated leverage ratio. In addition, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of ours or the OP, and (ii) the “floor” on LIBOR is 0%. The Credit Facility includes provisions related to the anticipated transition from LIBOR to an alternative benchmark rate. As of December 31, 2022, we have elected to use LIBOR for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary LIBOR breakage costs.
As of December 31, 2022, we were in compliance with the operating and financial covenants under the Credit Facility.
Of the 95 properties acquired in the year ended December 31, 2022, three properties recently acquired from the CIM Portfolio Acquisition were disposed and 64 properties were added to the borrowing base of the Credit Facility. As of December 31, 2022, we had $47.9 million available for future borrowings under the Credit Facility based on the asset pool comprising the borrowing base under the Credit Facility. We may increase this available amount, up to the maximum total commitments of the Credit Facility, by transferring additional unencumbered properties to the asset pool comprising the borrowing base.
See Note 5 — Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our Credit Facility.
Senior Notes
As of December 31, 2022, the amount of the Senior Notes on our balance sheet totaled $492.3 million, which is net of $7.7 million of deferred financing costs. The Senior Notes require interest-only payments with the principal due to maturity. As of December 31, 2022, we were in compliance with the covenants under the Senior Notes.
See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
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
Acquisitions and Dispositions — Year Ended December 31, 2022
One of our primary uses of cash during the year ended December 31, 2022 has been to acquire properties.

During the year ended December 31, 2022, we acquired 95 properties for an aggregate purchase price of $1.5 billion, including capitalized acquisition costs. The acquisitions of two of these properties for $3.1 million, including capitalized acquisition costs, were completed during the three months ended December 31, 2022. The acquisitions during the year ended December 31, 2022 include 81 properties from the CIM Portfolio Acquisition. The acquisition of these 81 properties from the CIM Portfolio Acquisition was funded with the assumption of $352.8 million of existing mortgage debt, $513.0 million of borrowings under the Credit Facility, the application of our $40 million deposit, the issuance of 6,450,107 shares of our Class A common stock, representing consideration of $50.0 million in fair value at issuance ($53.4 million in contractual value), which were issued at a weighted-average price of $7.75 per share in fair value at issuance ($8.28 per share in contractual value) and the remainder with cash on hand. The remaining 14 properties acquired in the year ended December 31, 2022 were funded entirely with cash on hand.
During the year ended December 31, 2022, we sold 27 properties for an aggregate contract price of $405.5 million, excluding disposition related costs. We disposed of eight properties during the three months ended December 31, 2022 for a contract purchase price of $74.5 million. These dispositions included the sale of three office buildings leased to Sanofi S.A. for a contract purchase price of $260.7 million (the “Sanofi Sale”) in January 2022. The net proceeds of $254.5 million from the Sanofi Sale were used to partially fund the closing of the first tranche of the CIM Portfolio Acquisition as discussed above. Of the 26 other properties sold in the year ended December 31, 2022, two were formerly encumbered under the Column Financial Mortgage Notes, two were formerly encumbered under the 2021 Net Lease Mortgage Notes and nine were formerly part of the unencumbered asset pool comprising the Credit Facility. The proceeds from these dispositions were used to repay $75.0 million of amounts outstanding under our Credit Facility in the year ended December 31, 2022 (including $40.0 million repaid at the closing of certain property dispositions).
Acquisitions and Dispositions — Subsequent to December 31, 2022
Subsequent to December 31, 2022, we did not acquire any properties.
Subsequent to December 31, 2022, we disposed of one property for a contract sales price of $1.3 million. We have entered into two purchase and sale agreements to dispose of five properties for an aggregate contract sales price of $70.4 million. We have also entered into two non-binding letters of intent to dispose of two properties for an aggregate contract sale price of $5.1 million. The purchase and sale agreements and non-binding letters of intent are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
The Company sold 3,762,559 shares of Class A common stock through its Class A Common Stock ATM Program during the year ended December 31, 2022, which generated $33.0 million of gross proceeds, and net proceeds of $32.2 million after commissions, fees and other offering costs incurred of $0.8 million. The Company did not sell any shares of its Series A Preferred Stock during the year ended December 31, 2022. During the year ended December 31, 2022, the Company sold 677 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program, which did not generate material proceeds.
Distribution Reinvestment Program
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases for each participant by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the years ended December 31, 2022, 2021 and 2020, all shares acquired by participants DRIP were acquired through open market purchases by the plan administrator and not issued directly to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We anticipate that, in light of the additional properties acquired in 2022 from the CIM Portfolio Acquisition, capital expenditures will be approximately $35 million. Actual amounts could differ from this estimate.
We have historically been able to fund our capital expenditures with available cash on hand or through borrowings under our Credit Facility. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Further detail related to our capital expenditures is as follows:

	Year Ended December 31, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Total
Capital Expenditures
Revenue enhancing	$556	$14,996	$15,552
Maintenance	1,948	8,663	10,611
Total Capital Expenditures	2,504	23,659	26,163
Leasing commissions	1,402	5,467	6,869
Total	$3,906	$29,126	$33,032
Also, as of December 31, 2022 and December 31, 2021, we had $8.3 million and $1.5 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining operating net income (loss). All paid and accrued merger, acquisition and transaction related fees and certain other expenses, including costs incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related litigation, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are not reflective of our on-going performance. In addition, legal fees and expenses associated with COVID-19-related lease disputes involving certain tenants negatively impact our operating performance but are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss). In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO may include income from lease termination fees, which is recorded in revenue from tenants in the consolidated statements of operations.
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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and AFFO for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021
Net loss attributable to common stockholders (in accordance with GAAP)	$(105,854)	$(63,441)
Impairment of real estate investments	97,265	33,261
Depreciation and amortization	195,854	130,464
Gain on sale of real estate investments	(61,368)	(4,757)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(297)	(198)
FFO attributable to stockholders (1)	125,600	95,329
Acquisition, transaction and other costs (2)	1,221	4,378
Legal fees and expenses — COVID-19 lease disputes (3)	112	422
Accretion of market lease and other intangibles, net	(4,296)	(4,625)
Straight-line rent	(8,003)	(6,775)
Straight-line rent (rent deferral agreements) (4)	(929)	(3,669)
Amortization of mortgage premiums and discounts on borrowings	1,092	(968)
(Gain) loss on non-designated derivatives (5)	(2,250)	3,950
Equity-based compensation	14,433	17,264
Amortization of deferred financing costs, net	13,101	12,733
Gain on settlement of Prairie Towne liens (6)	(887)	—
Expenses attributable to 2023 proxy contest and related litigation (7)	788	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(26)	(26)
AFFO attributable to common stockholders (1)	$139,956	$118,013
__________
(1)FFO and AFFO for the years ended December 31, 2022 and 2021 has not been adjusted to exclude income from lease termination fees of $11.4 million and $12.2 million, respectively, which is recorded in Revenue from tenants in the consolidated statements of operations.
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
(5)In the years ended December 31, 2022 and 2021, we recognized a gain of $2.3 million and a loss of $4.0 million, respectively, related to the change in fair value of an embedded derivative within the PSA of the CIM Acquisition. We do not consider non-cash gains or losses for embedded derivative fair value adjustments to be capital in nature, nor do we consider them a part of our normal operations. Accordingly, such amounts are excluded for AFFO purposes. See Note 8 — Derivatives and Hedging Activities for more information.
(6)Included in other income for the year ended December 31, 2022 was a gain of $0.9 million on prior liens incurred on our Prairie Towne property as a result of a settlement with the lien holder during the year ended December 31, 2022. Management does not consider this gain to be part of our normal operating performance and has, accordingly, reduced our AFFO for this amount.
(7)Amount relates to costs incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related litigation. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
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
The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2022:

	Same Store Properties		Acquired Properties		Disposed Properties		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net loss attributable to common stockholders (in accordance with GAAP)	$22,511	$551	$9,260	$2,310	$56,944	$(60,138)	$(137,292)	$(105,854)
Asset management fees to related party	—	—	—	—	—	—	32,026	32,026
Impairment of real estate investments	3,141	23,230	—	—	13,369	57,525	—	97,265
Acquisition and transaction related	110	44	—	42	—	—	1,025	1,221
Equity-based compensation	—	—	—	—	—	—	14,433	14,433
General and administrative	388	1,909	1	479	5	102	29,481	32,365
Depreciation and amortization	69,676	39,941	7,357	72,725	1,689	4,466	—	195,854
Interest expense	68,157	5,731	—	5,711	—	—	39,326	118,925
Gain on sale of real estate investments	(35)	—	—	—	(63,831)	2,498	—	(61,368)
Other income	(69)	(914)	—	(5)	—	—	—	(988)
Gain on non-designated derivatives	—	—	—	—	—	—	(2,250)	(2,250)
Allocation for preferred stock	—	—	—	—	—	—	23,348	23,348
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(97)	(97)
NOI	$163,879	$70,492	$16,618	$81,262	$8,176	$4,453	$—	$344,880

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the year ended December 31, 2021:

	Same Store Properties		Acquired Properties		Disposed Properties		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net loss attributable to common stockholders (in accordance with GAAP)	$22,874	$22,221	$3,731	$—	$(5,573)	$1,645	$(108,339)	$(63,441)
Asset management fees to related party	—	—	—	—	—	—	32,804	32,804
Impairment of real estate investments	—	—	—	—	33,261	—	—	33,261
Acquisition and transaction related	1,883	2,212	—	—	—	—	283	4,378
Equity-based compensation	—	—	—	—	—	—	17,264	17,264
General and administrative	327	941	—	—	6	159	19,423	20,856
Depreciation and amortization	68,414	40,412	2,835	—	14,104	4,699	—	130,464
Interest expense	69,900	515	—	—	—	—	11,369	81,784
Gain on sale of real estate investments	—	—	—	—	(4,757)	—	—	(4,757)
Other income	(65)	(18)	—	—	(1)	—	(7)	(91)
Loss on non-designated derivatives	—	—	—	—	—	—	3,950	3,950
Allocation for preferred stock	—	—	—	—	—	—	23,262	23,262
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(9)	(9)
NOI	$163,333	$66,283	$6,566	$—	$37,040	$6,503	$—	$279,725
Dividends and Distributions
Dividends on our Class A common stock have been declared quarterly in an amount equal to $0.85 per share each year. This dividend rate has been in effect since our April 1, 2020 dividend declaration. During the period of January 2019 through March 2020, we paid dividends on our common stock on a monthly basis at an annualized rate equal to a rate of $1.10 per share, or $0.0916667 per share per month. In March 2020, our board of directors approved a reduction in our annualized common stock dividend to $0.85 per share, or $0.0708333 per share on a monthly basis, due to the uncertain and rapidly changing environment caused by the COVID-19 pandemic. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.
Dividends on our Series A Preferred Stock have been declared quarterly in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Dividends on our Series C Preferred Stock have been declared quarterly in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Our Credit Facility contains provisions restricting our ability to pay distributions, including paying cash dividends on equity securities (including the Series A Preferred Stock and Series C Preferred Stock). We are generally permitted to pay dividends on the Series A Preferred Stock, Series C Preferred Stock, and Class A common stock and other distributions for any fiscal quarter in an aggregate amount of up to 105% of annualized Adjusted Funds from Operations (“AFFO”, as defined in the Credit Facility) for a look-back period of four consecutive fiscal quarters but only if, as of the last day of the period, after giving effect to the payment of those dividends and distributions, we are able to satisfy a maximum leverage ratio and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60 million. If these conditions are not satisfied, the applicable threshold percentage of AFFO will be 95% instead of 105%. If applicable, during the continuance of an event of default under the Credit Facility, we may not pay dividends or other distributions in excess of the amount necessary for us to maintain our status as a REIT.
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
During the year ended December 31, 2022, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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

The following table shows the sources for the payment of dividends to common stockholders, including dividends on unvested restricted shares and other dividends and distributions for the periods indicated:

	Three Months Ended								Year Ended December 31, 2022
	March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount		Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$26,677	81.5%	$28,599	82.5%	$28,331	82.4%	$28,173	82.3%	$111,780		82.2%
Cash dividends paid to Series A preferred stockholders	3,719	11.4%	3,719	10.7%	3,719	10.8%	3,719	10.9%	14,876		10.9%
Cash dividends paid to Series C preferred stockholders	2,118	6.5%	2,118	6.1%	2,118	6.2%	2,118	6.2%	8,472		6.2%
Cash distributions on LTIP Units	182	0.6%	182	0.5%	181	0.5%	180	0.5%	725		0.5%
Cash distributions on Class A Units	37	0.1%	36	0.1%	37	0.1%	37	0.1%	147		0.1%
Total dividends and other cash distributions paid	$32,733	100.0%	$34,654	100.0%	$34,386	100.0%	$34,227	100.0%	$136,000		100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations (1)	$32,733	100.0%	$34,654	100.0%	$26,986	78.5%	$23,257	67.9%	$136,000	(1)	100.0%
Available cash on hand	—	—%	—	—%	7,400	21.5%	10,970	32.1%	—		—%
Total sources of dividend and other cash distributions coverage	$32,733	100.0%	$34,654	100.0%	$34,386	100.0%	$34,227	100.0%	$136,000		100.0%

Cash flows provided by operations (GAAP basis)	$45,103		$59,503		$26,986		$23,257		$154,849
Net loss (in accordance with GAAP)	$45,835		$(50,480)		$(50,689)		$(27,269)		$(82,603)
________
(1)Year-to-date totals may not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2022, we were in compliance with the debt covenants under our loan agreements, including our Senior Notes and Credit Facility.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2022, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 6.5%. To help mitigate the adverse impact of inflation, approximately 64.7% of our leases with our tenants contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 0.9% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 62.3% are fixed-rate, 2.4% are based on the Consumer Price Index and 35.3% do not contain any escalation provisions.

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
As of December 31, 2022, our fixed rate debt consisted of secured mortgage financings with a gross carrying value of $1.8 billion and a fair value of $1.6 billion, and senior notes with a gross carrying value of $500.0 million and a fair value of $376.3 million. Changes in market interest rates on our fixed-rate debt impact its fair value, but it has no impact on interest expense incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $65.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $68.2 million.
As of December 31, 2022 our variable-rate debt consisted of our Credit Facility, which had a carrying value of $458.0 million and a fair value of $456.6 million. Interest rate volatility associated with the Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2022 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on the Credit Facility would increase or decrease our interest expense by $4.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2022 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, together with other members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2022 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed not later than May 1, 2023, and incorporated herein by reference.

PART IV
Item 15. Financial Statement Schedules and Exhibits.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein beginning at page F-58 of this report:
    Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (26)	Articles of Restatement
3.2 (9)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed January 13, 2021
3.3 (33)	Articles of Amendment to the Articles of Restatement of American Finance Trust, Inc. as filed with the State Department of Assessments and Taxation of Maryland on February 10, 2022.
3.4 (35)	Fifth Amended and Restated Bylaws
3.5 (37)	Amendment to Fifth Amended and Restated Bylaws
4.1 (1)	Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.2 (3)	First Amendment, dated as of November 6, 2018, to Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated as of July 19, 2018
4.3 (4)	Second Amendment, dated March 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.4 (5)	Third Amendment, dated May 8, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P, dated as of July 19, 2018
4.5 (6)	Fourth Amendment, dated September 6, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.6 (7)	Fifth Amendment, dated October 4, 2019, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.7 (8)	Sixth Amendment, dated December 16, 2020, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.8 (9)	Seventh Amendment, dated January 13, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.9 (28)	Eighth Amendment, dated as of July 21, 2021, to the Second Amended and Restated Agreement of Limited Partnership of American Finance Operating Partnership, L.P., dated July 19, 2018
4.10 (1)	Amended and Restated Distribution Reinvestment Plan
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

4.14 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.15 (2)	Rights Agreement, dated April 13, 2020, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent
4.16 (26)	Amendment to Rights Agreement dated as of February 25, 2021, between American Finance Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent

Exhibit No.	Description
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

10.4 (34)	Amendment No. 3, dated as of August 8, 2022, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and SG Americas Securities, LLC (Class A common stock)
10.5 (5)	Equity Distribution Agreement, May 8, 2019, among the American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., Capital One Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Mizuho Securities USA LLC and SunTrust Robinson Humphrey, Inc. (Series A Preferred Stock)
10.6 (12)	Amendment No. 1, dated as of June 25, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.7 (7)	Amendment No. 2, dated as of October 4, 2019, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., BMO Capital Markets Corp., BBVA Securities Inc., B. Riley FBR, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.8 (9)	Amendment No. 3, dated as of January 13, 2021, to Equity Distribution Agreement, dated May 8, 2019, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc., Truist Securities, Inc. and D.A. Davidson & Co. (Series A Preferred Stock)
10.9 (29)
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

10.10 (13)	Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.11 (1)	Amendment No. 1 to the Third Amended and Restated Advisory Agreement, dated July 19, 2018, among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.12 (14)	Amendment No. 2, dated as of March 18, 2019, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.13 (15)	Amendment No. 3, dated as of March 30, 2020, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.14 (16)	Amendment No. 4, dated as of January 13, 2021, to the Third Amended and Restated Advisory Agreement, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC

Exhibit No.	Description
10.15 (13)	Amended and Restated Property Management Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.16 (17)	First Amendment to Amended and Restated Property Management Agreement, dated as of December 8, 2017, by and among American Finance Trust, Inc. and American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.17 (18)	Second Amendment, dated as of November 4, 2020, to Amended and Restated Property Management Agreement, by and among American Finance Trust, Inc., American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, L.P.
10.18 (17)	Form of Property Management Agreement by and between American Finance Properties, LLC and certain subsidiaries of American Finance Operating Partnership, LP
10.19 (13)	Amended and Restated Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc. and American Finance Properties, LLC (as assignee of American Realty Capital Retail Advisor, LLC)
10.20 (18)	First Amendment, dated as of November 4, 2020, to Amended and Restated Leasing Agreement, by and between American Finance Trust, Inc. and American Finance Properties, LLC
10.21 (13)	Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership, L.P. and American Finance Properties, LLC
10.22 (18)	First Amendment, dated as of August 27, 2020, to Amended and Restated Property Management and Leasing Agreement, by and among American Finance Trust, Inc., American Finance Trust Operating Partnership L.P. and American Finance Properties, LLC
10.23 (19)	Property Management and Leasing Agreement, dated as of December 18, 2019, by and among American Finance Properties, LLC, ARC HR5SSRI001, LLC, ARC HR5SSMA003, LLC, ARC HR5SSMA001, LLC and ARC HR5SSMA002, LLC
10.24 (25)	Property Management and Leasing Agreement, dated as of July 24, 2020, by and among the parties identified on Exhibit A thereto and American Finance Properties, LLC
10.25 (27)
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

10.26 (27)	Amended and Restated Guaranty, dated as of June 3, 2021, by American Finance Operating Partnership, L.P. for the benefit of Citibank N.A., as indenture trustee
10.27 (20)	Form of Restricted Share Award Agreement (Directors - Pre-Listing)
10.28 (21)	Indemnification Agreement by and among American Finance Trust, Inc., Peter M. Budko, Robert H. Burns, David Gong, William M. Kahane, Stanley R. Perla, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors V, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014
10.29 (30)	Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among American Finance Operating Partnership, L.P., American Finance Trust, Inc. and the other guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the other lender parties thereto
10.30 (17)	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and certain subsidiaries of American Finance Operating Partnership, LP, as Borrowers
10.31 (17)	Guaranty of Recourse Obligations dated as of December 8, 2017 by American Finance Trust, Inc. in favor of Societe Generale and UBS AG
10.32 (3)	Form of Restricted Share Award Agreement (Directors - Post-Listing)
10.33 (1)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC
10.34 (24)
First Amendment, dated as of March 6, 2019, to 2018 Advisor Multi-Year Outperformance Award Agreement, dated as of July 19, 2018, between American Finance Operating Partnership, L.P. and America Finance Advisors, LLC

10.34 (28)	Advisor Multi-Year Outperformance Award Agreement, dated as of July 21, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and American Finance Advisors, LLC
10.35 (1)	Form of Indemnification Agreement (Post-Listing)
10.36 (25)	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender
10.37 (25)	Limited Recourse Guaranty, dated as of July 24, 2020, by American Finance Operating Partnership, L.P. in favor of Column Financial, Inc.

Exhibit No.	Description
10.38 (25)	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc.
10.39 (18)	Form of Restricted Share Award Agreement (Officers)
10.40 (9)	Equity Distribution Agreement, dated January 13, 2021, by and among American Finance Trust, Inc., American Finance Operating Partnership, L.P. and BMO Capital Markets Corp., BBVA Securities Inc., B. Riley Securities, Inc., Citizens Capital Markets, Inc., D.A. Davidson & Co., KeyBanc Capital Markets Inc., Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc. (Series C Preferred Stock)
10.41 (29)
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

10.42 (32)	Agreement of Purchase and Sale, dated as of December 17, 2021, by and between the Sellers identified therein and American Finance Operating Partnership
10.43 (35)	First Amendment to Agreement of Purchase and Sale, dated January 3, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.44 (35)	Second Amendment to Agreement of Purchase and Sale, dated January 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.45 (35)	Third Amendment to Agreement of Purchase and Sale, dated January 14, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.46 (35)	Fourth Amendment to Agreement of Purchase and Sale, dated January 19, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.47 (35)	Fifth Amendment to Agreement of Purchase and Sale, dated January 21, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.48 (35)	Leasing Earnout Side Letter Agreement, dated February 9, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.49 (35)	Sixth Amendment to Agreement of Purchase and Sale, dated February 10, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.50 (35)	Seventh Amendment to Agreement of Purchase and Sale, dated February 11, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.51 (36)	Eighth Amendment to Agreement of Purchase and Sale, dated March 9, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.52 (36)	Ninth Amendment to Agreement of Purchase and Sale, dated July 26, 2022, by and between the Sellers identified therein and American Finance Operating Partnership
10.53 (38)	Form of Property Management Agreement by and between Necessity Retail Properties, LLC and certain subsidiaries of The Necessity Retail REIT Operating Partnership, L.P.
21.1 *	List of Subsidiaries
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of American Finance Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of American Finance Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
(34)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2022.
(35)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
(36)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 4, 2022.
(37)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2022.
(38)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 25, 2022 and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February, 2023.

THE NECESSITY RETAIL REIT, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2023
Edward M. Weil, Jr.

/s/ Jason F. Doyle	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Jason F. Doyle

/s/ Lisa D. Kabnick	Lead Independent Director	February 23, 2023
Lisa D. Kabnick

/s/ Stanley Perla	Independent Director	February 23, 2023
Stanley Perla

/s/ Leslie D. Michelson	Independent Director	February 23, 2023
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	February 23, 2023
Edward G. Rendell

THE NECESSITY RETAIL REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Necessity Retail REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Necessity Retail REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Purchase Price Allocations for Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, the Company completed real estate property acquisitions, net of below market lease liabilities assumed, of $1,460 million for the year ended December 31, 2022. For acquired properties with leases classified as operating leases, management allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, fair market lease rates, discount rates and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, fair market lease rates, discount rates and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s valuation of tangible and intangible assets acquired and liabilities assumed and controls over development of the assumptions used in the valuation of tangible and intangible assets acquired and liabilities assumed, related to capitalization rates, fair market lease rates, discount rates and land values per square foot. These procedures also included, among others, (i) reading the purchase agreements and lease documents; (ii) testing the completeness and accuracy of underlying data used by management in the fair value estimates; and (iii) testing management’s process for estimating the fair value of tangible and intangible assets acquired and liabilities assumed, including testing management’s projected cash flows and evaluating the accuracy of valuation outputs. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions, related to capitalization rates, fair market lease rates, discount rates and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain assumptions utilized by management, related to capitalization rates, fair market lease rates, discount rates and land values per square foot.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2023

We have served as the Company’s auditor since 2019.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate investments, at cost:
Land	$996,293	$729,048
Buildings, fixtures and improvements	3,467,463	2,729,719
Acquired intangible lease assets	644,553	402,673
Total real estate investments, at cost	5,108,309	3,861,440
Less: accumulated depreciation and amortization	(784,946)	(654,667)
Total real estate investments, net	4,323,363	3,206,773
Cash and cash equivalents	70,795	214,853
Restricted cash	17,956	21,996
Deposits for real estate investments	—	41,928
Deferred costs, net	22,893	25,587
Straight-line rent receivable	66,657	70,789
Operating lease right-of-use assets	17,839	18,194
Prepaid expenses and other assets	66,551	26,877
Assets held for sale	—	187,213
Total assets	$4,586,054	$3,814,210

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,808,433	$1,464,930
Credit facility	458,000	—
Senior notes, net	492,319	491,015
Below-market lease liabilities, net	133,876	78,073
Accounts payable and accrued expenses (including $1,838 and $1,016 due to related parties as of December 31, 2022 and 2021, respectively)	64,169	32,907
Operating lease liabilities	19,132	19,195
Derivative liabilities, at fair value	—	2,250
Deferred rent and other liabilities	16,815	9,524
Dividends payable	5,837	6,038
Total liabilities	2,998,581	2,103,932

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 shares authorized, 7,933,711 issued and outstanding as of December 31, 2022 and 2021	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 shares authorized, 4,595,175 and 4,594,498 issued and outstanding as of December 31, 2022 and 2021, respectively	46	46
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 134,224,313 and 123,783,060 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,342	1,238
Additional paid-in capital	2,999,163	2,915,926
Distributions in excess of accumulated earnings	(1,435,794)	(1,217,435)
Total stockholders’ equity	1,564,836	1,699,854
Non-controlling interests	22,637	10,424
Total equity	1,587,473	1,710,278
Total liabilities and equity	$4,586,054	$3,814,210

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue from tenants	$446,438	$335,156	$305,224

Operating expenses:
Asset management fees to related party	32,026	32,804	27,829
Property operating expense	101,558	55,431	52,296
Impairment of real estate investments	97,265	33,261	12,910
Acquisition, transaction and other costs	1,221	4,378	2,921
Equity-based compensation	14,433	17,264	13,036
General and administrative	32,365	20,856	19,683
Depreciation and amortization	195,854	130,464	137,459
Total operating expenses	474,722	294,458	266,134
Operating (loss) income before gain on sale of real estate investments	(28,284)	40,698	39,090
Gain on sale/exchange of real estate investments	61,368	4,757	6,456
Operating income	33,084	45,455	45,546
Other (expense) income:
Interest expense	(118,925)	(81,784)	(78,467)
Other income	988	91	1,024
Gain (loss) on non-designated derivatives	2,250	(3,950)	(9)
Total other expense, net	(115,687)	(85,643)	(77,452)
Net loss	(82,603)	(40,188)	(31,906)
Net loss attributable to non-controlling interests	97	9	44
Allocation for preferred stock	(23,348)	(23,262)	(14,788)
Net loss attributable to common stockholders	(105,854)	(63,441)	(46,650)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on derivative	—	123	(123)
Comprehensive loss attributable to common stockholders	$(105,854)	$(63,318)	$(46,773)

Weighted-average shares outstanding — Basic	132,036,958	115,404,635	108,404,093
Weighted-average shares outstanding — Diluted	132,036,958	115,404,635	108,404,093
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.81)	$(0.56)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Mezzanine Equity	Total Equity
		Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2019	—	6,917,230	$69	—	$—	108,475,266	$1,085	$2,615,089	$—	$(932,912)	$1,683,331	$18,899	$1,702,230
Issuance of Common Stock, net	—	—	—	—	—	—	—	(239)	—	—	(239)	—	(239)
Issuance of Series A Preferred Stock, net	—	924,778	10	—	—	—	—	22,423	—	—	22,433	—	22,433
Issuance of Series C Preferred Stock, net	—	—	—	3,535,700	35	—	—	85,161	—	—	85,196	—	85,196
Equity-based compensation, net of forfeitures	—	—	—	—	—	361,943	3	1,176	—	—	1,179	11,856	13,035
Dividends declared on Common Stock, $0.70 per share	—	—	—	—	—	—	—	—	—	(75,952)	(75,952)	—	(75,952)
Dividends declared on Series A Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	—	(14,543)	(14,543)	—	(14,543)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(411)	(411)	(121)	(532)
Net loss	—	—	—	—	—	—	—	—	—	(31,862)	(31,862)	(44)	(31,906)
Other comprehensive loss	—	—	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	68	—	—	68	(68)	—
Balance, December 31, 2020	—	7,842,008	79	3,535,700	35	108,837,209	1,088	2,723,678	(123)	(1,055,680)	1,669,077	30,522	1,699,599
Issuance of Common Stock, net	—	—	—	—	—	14,734,448	148	128,264	—	—	128,412	—	128,412
Issuance of Series A Preferred Stock, net	—	91,703	—	—	—	—	—	2,029	—	—	2,029	—	2,029
Issuance of Series C Preferred Stock, net	—	—	—	1,058,798	11	—	—	25,475	—	—	25,486	—	25,486
Equity-based compensation, net of forfeitures (1)	—	—	—	—	—	288,424	3	2,384	—	—	2,387	14,877	17,264
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	(77,021)	(1)	(723)	—	—	(724)	—	(724)
Dividends declared on Common Stock, $0.84 per share	—	—	—	—	—	—	—	—	—	(97,532)	(97,532)	—	(97,532)
Dividends declared on Series A Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	—	(14,891)	(14,891)	—	(14,891)
Dividends declared on Series C Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	—	(8,616)	(8,616)	—	(8,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(537)	(537)	(147)	(684)
Net loss	—	—	—	—	—	—	—	—	—	(40,179)	(40,179)	(9)	(40,188)
Other comprehensive income	—	—	—	—	—	—	—	—	123	—	123	—	123
Forfeiture of 2018 LTIP Units	—	—	—	—	—	—	—	34,826	—	—	34,826	(34,826)	—
Rebalancing of ownership percentage	—	—	—	—	—	—	—	(7)	—	—	(7)	7	—
Balance, December 31, 2021	—	7,933,711	79	4,594,498	46	123,783,060	1,238	2,915,926	—	(1,217,435)	1,699,854	10,424	1,710,278
Issuance of Common Stock, net	—	—	—	—	—	3,762,559	38	32,140	—	—	32,178	—	32,178
Issuance of Shares subject to repurchase, at fair market value upon closing	49,965	—	—	—	—	6,450,107	—	—	—	—	—	—	—
Adjustments to redemption value	3,423	—	—	—	—	—	—	(3,423)	—	—	(3,423)	—	(3,423)
Reclassification of Shares upon termination of repurchase rights	(53,388)	—	—	—	—	—	65	53,323	—	—	53,388	—	53,388
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(210)	—	—	(210)	—	(210)
Issuance of Series C Preferred Stock, net	—	—	—	677	—	—	—	(191)	—	—	(191)	—	(191)
Equity-based compensation, net of forfeitures (1)	—	—	—	—	—	283,586	2	1,727	—	—	1,729	12,704	14,433
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	(54,999)	(1)	(376)	—	—	(377)	—	(377)
Dividends declared on Common Stock, $0.84 per share	—	—	—	—	—	—	—	—	—	(111,780)	(111,780)	—	(111,780)
Dividends declared on Series A Preferred Stock, $1.875 per share	—	—	—	—	—	—	—	—	—	(14,876)	(14,876)	—	(14,876)
Dividends declared on Series C Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	—	(8,472)	(8,472)	—	(8,472)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	(725)	(725)	(147)	(872)
Net loss	—	—	—	—	—	—	—	—	—	(82,506)	(82,506)	(97)	(82,603)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	247	—	—	247	(247)	—
Balance, December 31, 2022	$—	7,933,711	$79	4,595,175	$46	134,224,313	$1,342	$2,999,163	$—	$(1,435,794)	$1,564,836	$22,637	$1,587,473
The accompanying notes are an integral part of these consolidated financial statements.
(1)During the year ended December 31, 2022, 51,198 shares with a fair value of approximately $0.4 million were forfeited. During the year ended December 31, 2021, 25,050 restricted shares with a fair value of approximately $0.2 million were forfeited.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(82,603)	$(40,188)	$(31,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	108,972	90,608	88,778
Amortization of in-place lease assets	84,396	37,592	46,496
Amortization of deferred leasing costs	2,485	2,265	2,184
Amortization (including accelerated write-off) of deferred financing costs	13,101	12,733	8,212
Amortization (accretion) of mortgage premiums and discounts on borrowings	1,092	(968)	(2,126)
Accretion of market lease and other intangibles, net	(4,296)	(4,625)	(6,149)
Equity-based compensation	14,433	17,264	13,036
(Gain) loss on non-designated derivatives	(2,250)	3,950	9
Gain on sale/exchange of real estate investments	(61,368)	(4,757)	(6,456)
Impairment of real estate investments	97,265	33,261	12,910
Payments of prepayment costs on mortgages	—	3,970	807
Changes in assets and liabilities:
Straight-line rent receivable	(8,264)	(7,033)	(19,824)
Straight-line rent payable	261	258	314
Prepaid expenses and other assets	(33,586)	(4,648)	(9,139)
Accounts payable and accrued expenses	17,402	5,815	(3,831)
Deferred rent and other liabilities	7,809	(270)	(598)
Net cash provided by operating activities	154,849	145,227	92,717
Cash flows from investing activities:
Capital expenditures	(19,796)	(13,407)	(9,198)
Acquisitions of investments in real estate and other assets	(1,012,658)	(182,157)	(220,412)
Proceeds from sale of real estate investments	352,555	16,630	6,707
Deposits	(103)	(41,791)	(53)
Net cash used in investing activities	(680,002)	(220,725)	(222,956)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	239,928	874,000
Payments on mortgage notes payable	(13,180)	(263,808)	(663,236)
Proceeds from issuance of senior notes	—	500,000	—
Proceeds from credit facility	533,000	30,500	205,000
Payments on credit facility	(35,000)	(311,357)	(257,291)
Payments of financing costs	(3,174)	(28,173)	(30,917)
Payments of prepayment costs on mortgages	—	(3,970)	(807)
Class A common stock repurchases	(376)	(560)	—
Distributions on LTIP Units and Class A Units	(872)	(501)	(532)
Dividends paid on Class A common stock	(111,780)	(97,532)	(75,951)
Dividends paid on Series A preferred stock	(14,876)	(14,848)	(14,167)
Dividends paid on Series C preferred stock	(8,472)	(6,498)	—
Class A common stock issuance proceeds (costs), net	32,177	128,409	(211)
Series A preferred stock issuance (costs) proceeds, net	(206)	1,885	22,490
Series C preferred stock issuance (costs) proceeds, net	(186)	25,475	85,418
Net cash provided by financing activities	377,055	198,950	143,796
Net change in cash, cash equivalents and restricted cash	(148,098)	123,452	13,557
Cash, cash equivalents and restricted cash, beginning of period	236,849	113,397	99,840
Cash, cash equivalents and restricted cash, end of period	$88,751	$236,849	$113,397

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents, end of period	$70,795	$214,853	$102,860
Restricted cash, end of period	17,956	21,996	10,537
Cash, cash equivalents and restricted cash, end of period	$88,751	$236,849	$113,397

Supplemental Disclosures:
Cash paid for interest, net of derivatives settled	$102,294	$65,886	$72,758
Cash paid for income and franchise taxes	$1,137	$1,117	$720

Non-Cash Investing and Financing Activities:
Accrued offering costs - Series A Preferred Stock	$4	$5	$57
Accrued offering costs - Series C Preferred Stock	$4	$—	$222
Accrued offering costs - Class A common stock	$4	$—	$28
Preferred dividends declared but not yet paid	$5,837	$5,837	$3,676
Shares issued in acquisition	$49,965	$—	$—
Adjustments to value of shares	$3,423	$—	$—
Reclassification of land to prepaid expenses and other assets due to direct financing leases	$3,720	$—	$—
Assets received through substitution	$—	$—	$4,380
Assets provided through substitution	$—	$—	$(2,180)
Proceeds from real estate sales used to repay amounts outstanding under the Credit Facility	$40,000	$—	$—
Credit Facility amounts outstanding repaid in connection with disposition of real estate	$(40,000)	$—	$—
Proceeds from real estate sales used to pay off related mortgage notes payable	$1,570	$1,108	$5,586
Mortgage notes payable released in connection with disposition of real estate	$(1,570)	$(1,108)	$(5,586)
Mortgage notes payable assumed in acquisition (including net discounts of $2,301)	$350,436	$—	$—
Application of deposits for real estate acquisitions	$40,000	$—	$—
Accrued contingent consideration on acquired properties in the CIM Portfolio Acquisition	$6,725	$—	$—
Accrued capital expenditures	$6,367	$1,553	$1,556
The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, the Company paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, the Company has accrued for $6.7 million of contingent consideration based on leases executed as of January 2023 (six months following the acquisition date of the final property of the CIM Portfolio Acquisition) and such amounts were paid in January 2023. No further contingent consideration is expected to paid under the terms of the contract.
The CIM Portfolio Acquisition represented a strategic shift away from a primary focus on single-tenant retail properties.
In addition to the CIM Portfolio Acquisition, the Company acquired 13 additional single-tenant properties for an aggregate contract purchase price of $35.2 million and one additional multi-tenant retail property for a contract purchase price of $31.3 million in the year ended December 31, 2022.
As of December 31, 2022, the Company owned 1,044 properties, comprised of 27.9 million rentable square feet, which were 93.7% leased, including 935 single-tenant, net leased commercial properties (897 of which are retail properties) and 109 multi-tenant retail properties.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Substantially all of the Company’s business is conducted through The Necessity Retail REIT Operating Partnership, L.P, (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries. Necessity Retail Advisors, LLC (the “Advisor”) manages the Company’s day-to-day business with the assistance of the Company’s property manager, Necessity Retail Properties, LLC, (the “Property Manager”). The Advisor and the Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. The Company also reimburses these entities for certain expenses they incur in providing these services to the Company.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of December 31, 2022 and 2021, the Company had no interests in entities that were not wholly owned.
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
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that has spread around the world and to every state in the United States commenced. The pandemic has had and could continue to have an adverse impact on economic and market conditions, including a global economic slowdown, recession, or period of slow growth. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial stability and overall health of tenants is critical to the Company’s business. The negative effects that the global pandemic has had on the economy includes the closure or reduction in activity for many retail operations such as some of those operated by the Company’s tenants (e.g., restaurants). This has impacted the ability of some of the Company’s tenants to pay their monthly rent either temporarily or in the long-term. The Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company has not experienced any material delays in the receipt of rental payments during the year ended December 31, 2022. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, the Company executed several types of lease amendments. These agreements include deferrals and abatements and also included extensions to the term of the leases. The Company did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of December 31, 2022, these leases had an average remaining lease term of approximately 7.2 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
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
As of December 31, 2022:

(In thousands)	Future Base Rent Payments
2023	$362,285
2024	343,730
2025	313,594
2026	283,443
2027	239,301
Thereafter	1,325,649
$2,868,002
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly,

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the years ended December 31, 2022, 2021 and 2020, approximately $2.5 million, $1.4 million and $1.1 million, respectively, in contingent rental income is included in revenue from tenants in the consolidated statements of operations and comprehensive loss.
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants on the accompanying consolidated statements of operations and comprehensive income (loss) in the period the related costs are incurred, as applicable. In the second, third and fourth quarters of 2020 and throughout 2021 and 2022, this assessment included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.
In accordance with lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. The Company recorded a reduction in revenue from tenants of $4.2 million, $1.8 million and $6.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company entered into lease termination agreements at two and six of its single-tenant properties in the first quarter of 2022 and the fourth quarter of 2021, respectively. Since these leases have short-term remaining occupancy periods for the tenant, these lease termination agreements are treated as lease modifications, and their termination fee income is recognized over the remaining occupancy periods of the respective leases on a straight-line basis. The Company also recognized and received $5.0 million in lease termination income from five vacant properties formerly leased to Truist Bank in its single-tenant segment and $1.4 million in lease termination income from six former tenants in its multi-tenant segment in the year ended December 31, 2022. The Company recorded total lease termination income of $11.4 million in the year ended December 31, 2022, related to lease termination agreements. As of June 30, 2022, the occupancy periods for these amended leases expired and the tenants vacated.
During the third quarter of 2021, the Company entered into a lease termination agreement with a tenant at 12 of its properties. The Company recorded approximately $10.5 million in revenue from tenants during the third quarter of 2021 as a result of all of the accounting impacts of related to this lease termination. This amount consists of a lease termination fee of $10.4 million, a $0.7 million write off of below market lease intangibles (see Note 3 — Real Estate Investments, Net), less $0.6 million in previously recorded straight-line rent receivables accrued on these leases. The $10.4 million termination fee was received by the Company in October 2021. In addition, during the year ended December 31, 2021, the Company recorded a $0.8 million lease termination fee from a former tenant in one of the Company’s multi-tenant properties.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2022,

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
2021 or 2020. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2022, no properties were considered held for sale, and as of December 31, 2021, the Company had one property classified as held for sale, (see Note 3 — Real Estate Investments, Net for additional information).
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2022, 2021 and 2020 were asset acquisitions.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2022, 2021 and 2020.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Generally, all the Company’s leases as lessor had historically qualified as operating leases including land leases for which such accounting has been grandfathered. However, the Company currently has two parcels of land leased to tenants that qualify as financing leases which were entered into during the year ended December 31, 2022. The carrying value of these leases is $5.7 million as of December 31, 2022, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. For the year ended December 31, 2022, income of $0.1 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations. As of and for the year ended December 31, 2022, 2021, and 2020, the Company had no leases as a lessor that were considered as sales-type or financing leases under sales leaseback rules.
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
December 31, 2022
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
Reportable Segments
As of December 31, 2022, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
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
December 31, 2022
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
Non-controlling interests resulted from the issuance of OP Units in conjunction with the merger (the “Merger”) with American Realty Capital-Retail Centers of America, Inc. (“RCA”) and were recognized at fair value as of the at the effective time of the Merger on February 16, 2017. In determining the fair value of the non-controlling interests, the Company utilized multiple sources including real estate valuations prepared by independent valuation firms and market sales data. In addition, under the multi-year outperformance agreement with the Advisor in 2021 (the “2021 OPP”) and in 2018 (the “2018 OPP”), the OP issued units of limited partnership designated as LTIP Units (“LTIP Units”), which are also reflected as part of non-controlling interest as of December 31, 2022, 2021 and 2020. Please see Note 9 — Stockholders’ Equity and Non-Controlling Interest and Note 13 — Equity-Based Compensation for additional information on transactions that impacted the amounts recorded for non-controlling interests during the years ended December 31, 2022, 2021 and 2020.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight sweeps, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. As of December 31, 2022, the Company had cash and cash equivalents of $70.8 million of which $69.7 million were in excess of the amount insured by the FDIC. As of December 31, 2021, the Company had cash and cash equivalents of $214.9 million of which $213.6 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Note Receivable, net, and Related Income
Included in prepaid assets and other assets on the consolidated balance sheet as of December 31, 2022 and 2021 is a note receivable, net, consisting of a loan the Company has established with an existing tenant to fund capital improvements at the applicable properties. The tenant was able to borrow up to $1.0 million, of which $0.6 million was drawn as of December 31, 2022 and 2021, and the Company has elected not to approve any further draws on this note receivable. The note bears interest at a fixed rate of 8.5% and matures on December 31, 2025. Interest income on the note receivable is presented within other income on the consolidated statements of operations and comprehensive loss.
Deferred Financing and Leasing Costs

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Deferred financing costs associated with the Credit Facility and the mortgage notes payable represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized as additional interest expense over the term of the financing agreement on a straight-line basis for the Credit Facility and using effective interest method over the anticipated maturity date for the mortgage notes payable.
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
Effective at the listing of the Company’s Class A common stock, $0.01 par value per share (“Class A common stock”) on The Nasdaq Global Select Market (“Nasdaq”) on July 19, 2018 (the “Listing Date”), the Company entered into the 2018 OPP under which a new class of units of the limited partnership designated as “LTIP Units” (“LTIP Units”) were issued to the Advisor. These awards were market-based awards with a related required service period. In accordance with ASC 718, the LTIP Units were valued at their grant date and that value was reflected as a charge to earnings evenly over the service period. The cumulative expense was reflected as part of noncontrolling interest in the Company’s balance sheets and statements of equity until the end of the service period. Following the end of the performance period under the 2018 OPP on July 19, 2021, the compensation committee of the board of directors of the Company determined that none of the 4,496,796 of the LTIP Units subject to the 2018 OPP had been earned, and these LTIP Units were thus automatically forfeited. On that date, the Company reclassified amounts reflected in non-controlling interest for these LTIP Units to additional paid in capital on its consolidated balance sheets and statements of equity.
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
December 31, 2022
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
Not Yet Fully Adopted as of December 31, 2022:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients would preserve the presentation of the Company’s derivatives, if any, which would be consistent with the Company’s past presentation. As of December 31, 2022, the Company did not have any outstanding derivative instruments but has LIBOR-based borrowings under its Credit Facility (see Note 5 — Credit Facility for additional information). The Company will continue to evaluate the impact of the guidance and may apply

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
other elections, as applicable, as additional changes in the market occur.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 — Real Estate Investments
The following table presents the allocation of assets acquired and liabilities assumed during the years ended December 31, 2022, 2021 and 2020. All acquisitions in the years ended December 31, 2022, 2021 and 2020 were considered asset acquisitions for accounting purposes.

	Year Ended December 31,
(Dollars in thousands)	2022 (1) (2)	2021 (2)	2020
Real estate investments, at cost:
Land	$313,373	$31,228	$41,517
Buildings, fixtures and improvements	931,479	133,745	153,048
Total tangible assets	1,244,852	164,973	194,565
Acquired intangible assets and liabilities:
In-place leases	259,648	23,358	27,873
Above-market lease assets	25,322	—	1,786
Below-market ground lease asset	—	—	—
Above-market ground lease liability	—	—	—
Below-market lease liabilities	(70,038)	(6,174)	(3,812)
Total intangible assets, net	214,932	17,184	25,847
Assets Reduced, Liabilities Assumed and Equity Issued:
Mortgage notes payable assumed in acquisitions (including net discounts of $2,301)	(350,436)	—	—
Shares issued in acquisitions	(49,965)	—	—
Application of deposit	(40,000)	—	—
Accrued contingent consideration on acquired properties from the CIM Portfolio Acquisition	(6,725)	—	—
Cash paid for real estate investments	$1,012,658	$182,157	$220,412
Number of properties purchased from the CIM Portfolio Acquisition (See Note 1 — Organization for additional information)	81	—	—
Number of other properties purchased	14	69	107
__________
(1)Weighted-average remaining amortization periods for in-place lease assets, above-market lease assets and below-market lease liabilities acquired during the year ended December 31, 2022 were 6.3 years, 7.5 years and 21.0 years, respectively, as of each property’s respective acquisition date.
(2)Includes one and two acquisitions of parcels adjacent to one of the Company’s multi-tenant properties in the years ended December 31, 2022 and 2021, respectively. These parcels are not included in the number of properties purchased since they relate to pre-existing properties.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Total acquired intangible lease assets and liabilities consist of the following as of the dates presented:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place lease assets	$599,986	$211,320	$388,666	$380,324	$156,488	$223,836
Above-market lease assets	44,567	13,334	31,233	22,349	10,280	12,069
Total acquired intangible lease assets	$644,553	$224,654	$419,899	$402,673	$166,768	$235,905

Intangible liabilities:
Below-market lease liabilities	$170,119	$36,243	$133,876	$107,828	$29,755	$78,073
Total acquired intangible lease liabilities	$170,119	$36,243	$133,876	$107,828	$29,755	$78,073
The following table presents amortization expenses and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
In-place leases, included in depreciation and amortization	$84,396	$37,592	$46,496

Above-market lease intangibles	$(5,964)	$(2,437)	$(2,794)
Below-market lease liabilities	10,334	7,122	8,994
Total included in revenue from tenants	$4,370	$4,685	$6,200

Below-market ground lease asset (1)	$32	$32	$32
Above-market ground lease liability (1)	—	—	(1)
Total included in property operating expenses	$32	$32	$31
__________
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
The following table provides the projected amortization expenses and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended December 31,
(In thousands)	2023	2024	2025	2026	2027
In-place leases, to be included in depreciation and amortization	$76,251	$59,151	$47,336	$37,555	$28,063

Above-market lease intangibles	$6,230	$5,398	$4,557	$3,318	$2,704
Below-market lease liabilities	(10,700)	(10,189)	(9,804)	(9,344)	(8,917)
Total to be included in revenue from tenants	$(4,470)	$(4,791)	$(5,247)	$(6,026)	$(6,213)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Deposits for Real Estate Investments
The Company did not have any deposits for future acquisitions of real estate investments as of December 31, 2022. As of December 31, 2021, the Company had $41.9 million in deposits for future acquisitions of real estate investments of which $40.0 million related to the deposit on the CIM Acquisition.
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
The sales of these properties and other properties sold during their respective periods did not represent a strategic shift in the Company’s operations or strategy. Accordingly, the operating results of these properties remained classified within continuing operations for all periods presented and did not represent a strategic shift. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented.
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
Real Estate Sales/Exchanges
During the year ended December 31, 2022, the Company sold 27 properties, including the Company’s Sanofi property which was classified as held for sale as of December 31, 2021, for an aggregate contract price of $405.5 million. These dispositions resulted in an aggregate gain of $61.4 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the year ended December 31, 2022.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Impairment Charges
The following table details the impairment charges recorded by segment for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Single-tenant properties:
Various vacant single-tenant properties (1)	$12,744	$6,321	$1,408
United Healthcare (2)	3,766	26,940	—
Total single-tenant impairment charges	16,510	33,261	1,408
Multi-tenant properties:
Blankenbaker Plaza (3) (4) (6)	3,539	—	—
Brynwood Square (3) (4) (6)	2,032	—	—
The Shoppes at West End (4) (6)	51,955	—	—
Shoppes at Wyomissing (4)	23,229	—	—
Sterling Slidell (5)	—	—	11,502
Total multi-tenant impairment charges	80,755	—	11,502
Total impairment charges	$97,265	$33,261	$12,910
(1)For the year ended December 31, 2022, 11 properties were impaired, of which ten were formerly leased to Truist Bank. All properties in the year ended December 31, 2022 were impaired to their fair values as determined by their respective purchase and sale agreements. Eight of these properties, all of which were leased to Truist Bank, were disposed in the year ended December 31, 2022.
For the year ended December 31, 2021, eight properties were impaired, all of which were formerly leased to Truist Bank. Seven of these properties were impaired to their fair values as determined by their respective purchase and sale agreements and one property was impaired to its fair value as determined by the income approach.
For the year ended December 31, 2020, three properties were impaired. One of these properties was impaired to its fair value as determined by its purchase and sale agreement and two of these properties were impaired to their fair values as determined by the income approach.
(2)This property was vacant since June 30, 2021 when a tenant did not renew its lease. This property was impaired to its fair value as determined by the income approach in both the year ended December 31, 2022 and 2021 and disposed in the year ended December 31, 2022.
(3)These properties were recently acquired in the CIM Portfolio Acquisition (see Note 1 — Organization for additional information).
(4)These properties were impaired to their fair values as determined by their respective purchase and sale agreements.
(5)This property was impaired to its fair value as determined by the income approach.
(6)These properties were disposed in the year ended December 31, 2022.
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
During the year ended December 31, 2022, the Company received a lien settlement of $0.9 million related to the previously accrued liens on this property, which was recorded in other income on the Company’s consolidated statement of operations.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of December 31, 2022 and 2021 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2022	2021	2022		Interest Rate	Maturity	Anticipated Repayment (6)
		(In thousands)	(In thousands)
2019 Class A-1 Net Lease Mortgage Notes	102	$117,620	$118,231	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net Lease Mortgage Notes	108	120,020	120,644	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	49	53,601	54,487	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	47	92,584	94,113	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	33	34,997	35,000	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	54,995	55,000	3.65%		Fixed	May 2051	May 2031
Total Net Lease Mortgage Notes	374	473,817	477,475

Stop & Shop	4	$45,000	$45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes (5)	364	705,567	715,000	3.79%		Fixed	Aug. 2025	Aug. 2025
Bob Evans I	22	22,740	22,842	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Cottonwood Commons (4)	1	19,250	—	4.52%		Fixed	Sep. 2023	Sep. 2023
The Marquis (4)	1	8,556	—	3.95%		Fixed	Dec 2027	May 2023
Assumed Multi-Tenant Mortgage I (4)	3	16,700	—	4.68%		Fixed	Sep. 2033	Sep. 2023
Assumed Multi-Tenant Mortgage II (4)	4	25,000	—	4.54%		Fixed	Feb. 2024	Feb. 2024
Assumed Multi-Tenant Mortgage III (4)	3	30,719	—	3.70%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage IV (4)	4	28,387	—	3.90%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage V (4)	7	60,544	—	3.70%		Fixed	Sep. 2023	Sep. 2023
The Plant (4)	1	123,000	—	3.87%		Fixed	May 2033	May 2023
McGowin Park (4)	1	39,025	—	4.11%		Fixed	May 2024	May 2024
Gross mortgage notes payable	823	1,841,705	1,503,717	3.83%	(1)
Deferred financing costs, net of accumulated amortization (2)		(31,948)	(38,672)
Mortgage premiums and discounts, net (3)		(1,324)	(115)
Mortgage notes payable, net		$1,808,433	$1,464,930
__________
(1)Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2022.
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
(4)The Company assumed these fixed-rate mortgages in the CIM Portfolio Acquisition during the year ended December 31, 2022 with net discounts of $2.3 million.
(5)During the year ended December 31, 2022, two properties formerly encumbered by this mortgage were disposed, resulting in a partial repayment of $9.4 million in accordance with the terms of the loan, inclusive of a $7.9 million payment in the year ended December 31, 2022 from the disposition of two properties in the year ended December 31, 2021.
(6)The Company determines an anticipated repayment date when the terms of a debt obligation provide for earlier repayment than the legal maturity and when the Company expects to repay such debt obligations earlier due to factors such as elevated interest rates or additional principal payment requirements.
As of December 31, 2022 and 2021, the Company had pledged $3.0 billion and $2.4 billion, respectively, in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of December 31, 2022, $2.0 billion in real estate investments were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility (see Note 5 — Credit Facility for definition). Therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company periodically refinances its mortgages and has incurred prepayment penalties when it pays off its mortgages prior to their maturities. The Company did not incur any prepayment penalties during the year ended December 31, 2022. The Company incurred prepayment penalties of $4.0 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2022, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Combined Debt Obligation Principal Payments
The following table summarizes the scheduled aggregate principal payments (based on anticipated repayment dates) on mortgage notes payable and the Company’s other debt for the five years subsequent to December 31, 2022 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility (1)	Senior Notes (2)	Total
2023 (3)	$289,784	$—	$—	$289,784
2024	65,672	—	—	65,672
2025	707,238	—	—	707,238
2026	116,917	458,000	—	574,917
2027	21,553	—	—	21,553
Thereafter	640,541	—	500,000	1,140,541
	$1,841,705	$458,000	$500,000	$2,799,705
__________
(1)The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
(2)The Senior Notes mature on September 30, 2028. See Note 6 — Senior Notes for additional information.
(3)The Company is considering a combination of methods to repay or refinance these maturing amounts which include: (i) refinancing these mortgages with the existing lender or a new lender, (ii) refinancing these amounts with proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder (as defined in Note 5 — Credit Facility) and (iii) using cash on hand, a portion of which may be generated from any future property sales. These amounts include a $123.0 million outstanding mortgage on a multi-tenant property in northern California (“The Plant”) which does not legally mature until May 2033 and an $8.6 million outstanding mortgage on a multi-tenant property in Virginia (“The Marquis”) which does not legally mature until Dec 2027. If not refinanced or repaid, these loans would be subject to an increased interest rates and require principal amortization through their respective legal maturities.

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
December 31, 2022
The amount available for future borrowings under the Credit Facility is based on the maximum amount of total unsecured indebtedness that could be incurred while maintaining a minimum unsecured interest coverage ratio with respect to the borrowing base, in each case, as of the determination date.
During the year ended December 31, 2022, the Company borrowed $533.0 million to fund a portion of the purchase price of the 81 properties acquired from the CIM Portfolio Acquisition, $75.0 million of which the Company repaid during the year ended December 31, 2022 by primarily using proceeds from its dispositions (including $40.0 million repaid at the closing of certain property dispositions). As of December 31, 2022, the Company had a total borrowing capacity under the Credit Facility of $505.9 million based on the value of the borrowing base under the Credit Facility, and of this amount $458.0 million was outstanding under the Credit Facility as of December 31, 2022 and $47.9 million remained available for future borrowings. There were no amounts outstanding under the Credit Facility as of December 31, 2021.
The Credit Facility currently requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the Company’s consolidated leverage ratio. In addition, (i) if the Company or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of the Company or the OP, and (ii) “floor” on LIBOR is 0%.
As of December 31, 2022, the Company has elected to use LIBOR for all of its borrowings under the Credit Facility and the weighted-average interest rate under the Credit Facility was 6.51%. As of December 31, 2021, there were no amounts outstanding under the Credit Facility.
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
As of December 31, 2022, the Company was in compliance with the operating and financial covenants under the Credit Facility.
LIBOR Transition
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
December 31, 2022
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
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP, (together the “Senior Notes Issuers”), issued $500.0 million aggregate principal amount of 4.500% Senior Notes due 2028 (the “Senior Notes”). The Senior Notes Issuers and the subsidiaries of the Senior Notes Issuers that guarantee the Senior Notes (the “Guarantors”) entered into an Indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”). As of December 31, 2022 and 2021 the amount of the Senior Notes on the Company’s consolidated balance sheet totaled $492.3 million and $491.0 million, respectively, which is net of $7.7 million and $9.0 million of deferred financing costs, respectively.
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
The Senior Notes, which were issued at par, matures on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year, which began on March 30, 2022. The Senior Notes do not require any principal payments prior to maturity.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
As of December 31, 2022, the Company was in compliance with the operating and financial covenants under the Indenture.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022, the Company does not have any derivatives, but would assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions if it had any.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). There were not any impaired real estate investments held for sale as of December 31, 2022 or 2021. The carrying value of impaired real estate investments held for sale on the consolidated balance sheet represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2022		December 31, 2021
(In thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Gross mortgage notes payable and mortgage premiums and discounts, net	3	$1,841,705	$1,648,505	$1,503,717	$1,487,274
Senior Notes	2	$500,000	$376,250	$500,000	$504,375
Credit Facility	3	$458,000	$456,635	$—	$—
The financial instruments noted above had lower fair values as compared to their respective carrying values as of December 31, 2022 primarily because of increasing interest rates and/or widening credit spreads during the year ended December 31, 2022.
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
The Company entered into an interest rate swap on September 1, 2020 for a notional amount of $125.0 million. The interest rate swap became effective on October 13, 2020, and fixed the interest rate on a mortgage loan that was refinanced on September 4, 2020. The interest rate swap fixed interest on the mortgage at an effective interest rate of 3.27% and was to expire

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
in July 2026. This interest rate swap was terminated in the fourth quarter of 2021 when the mortgage loan was repaid and the Company received $2.1 million as a result of the termination. Following the termination, the Company reclassified approximately $2.1 million from AOCI as a reduction to interest expense in the Company’s consolidated statement of operations and comprehensive loss in the fourth quarter of 2021.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2021. The Company did not have any derivative instruments outstanding as of December 31, 2022.

(In thousands)	Balance Sheet Location	December 31, 2021
Derivatives not designated as hedging instruments:
Embedded derivative	Derivative liabilities, at fair value	$2,250
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2022 and 2021, the Company did not have any derivatives that were designated as cash flow hedges of interest rate risk, however, the Company did have derivative activity (see table below) during the year ended December 31, 2021.
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
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amount of loss recognized in AOCI on interest rate derivatives (1)	$—	$2,040	$(174)
Amount of loss reclassified from AOCI into income as interest expense	$—	$(213)	$(51)
Total interest expense recorded in the consolidated statement of operations and comprehensive loss	$118,925	$81,784	$78,467
__________
(1) Excludes a gain of $2.1 million in the Company’s consolidated statements of operations for the year ended December 31, 2021, recorded upon termination of its interest rate swaps after the repayment of certain mortgages.
Non-Designated Derivatives
As of December 31, 2022 and 2021, the Company did not have any outstanding free-standing derivatives that were not designated as hedges under qualifying hedging relationships.
These derivatives have historically been used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. These derivatives also include other instruments that don’t qualify for hedge accounting such as the embedded derivative described below. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company recorded an immaterial loss on free-standing non-designated hedging relationships during the years ended December 31, 2021 and 2020. The Company did not record any gains or losses during the year ended December 31, 2022 on such free-standing derivatives since the Company did not have any derivatives that were not designated as hedges of in qualifying hedging relationships during that year.
Embedded Derivative
The purchase and sale agreement for the CIM Portfolio Acquisition (see Note 3 — Real Estate Investments for more information) included the issuance of shares of the Company’s Class A common stock of $50.0 million in fair value at issuance ($53.4 million in contractual value). The Company ultimately issued 6,450,107 shares of Class A common stock to the Seller in the first and second closings of the CIM Portfolio Acquisition during the three months ended March 31, 2022.
The number of shares issued at the applicable closing were based on the value of the shares or units that were issuable at such closing divided by the per-share volume weighted average price of the Company’s Class A common stock measured over a five-day consecutive trading period immediately preceding (but not including) the date on which written notice for the closing was delivered, indicating the seller’s election to receive either shares or units, to the OP (the price of which was to be limited by a 7.5% collar in either direction from the per share volume weighted-average price of the Company’s Class A common stock measured over a ten-day consecutive trading period immediately preceding (but not including) the effective date of the purchase and sale agreement), which was $8.34 per share. The Company had concluded that as of December 31, 2021, this arrangement constituted an embedded derivative which required separate accounting. The initial value of the embedded derivative was an asset upon the signing of the purchase and sale agreement of $1.7 million, and was a liability of $2.3 million as of December 31, 2021. The change in value of $3.9 million was recorded as a loss on non-designated derivatives in the consolidated statement of operations for the year ended December 31, 2021. The shares were issued in two closings in the three months ending March 31, 2022 at contract prices within the collar. Accordingly, the value of the embedded derivative was considered to be zero immediately prior to closing. Accordingly, the Company reduced the prior liability at December 31, 2021 to zero at closing and recorded a gain on non-designated derivatives of $2.3 million in the consolidated statements of operations for the year ended December 31, 2022.
Note 9 — Stockholders’ Equity and Non-Controlling Interest
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
Total Equity
Common Stock
As of December 31, 2022 and 2021, the Company had 134.2 million and 123.8 million shares, respectively, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), which was last updated in August 2022, pursuant to which the Company may from time to time, offer, issue and sell to the public up to $450.0 million in shares of Class A common stock, through sales agents.
•The Company sold 3,762,559 shares of Class A common stock through its Class A Common Stock ATM Program during the year ended December 31, 2022, which generated $33.0 million of gross proceeds, and net proceeds of $32.2 million after commissions, fees and other offering costs incurred of $0.8 million.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Issuance of Class A Common Stock in the CIM Portfolio Acquisition
The purchase and sale agreement for the CIM Portfolio Acquisition (see Note 3 — Real Estate Investments for more information) included the issuance of shares of the Company’s Class A common stock of $50.0 million in fair value at issuance ($53.4 million in contractual value). The Company ultimately issued 6,450,107 shares of Class A common stock to the Seller in the first and second closings of the CIM Portfolio Acquisition during the three months ended March 31, 2022.
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the years ended December 31, 2022, 2021 and 2020 all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of December 31, 2022.
•The Company had 7,933,711 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022 and 2021.
•No Series B Preferred Stock is issued or outstanding as of December 31, 2022 or 2021.
•The Company had 4,595,175 and 4,594,498 shares of its Series C Preferred Stock issued and outstanding as of December 31, 2022 and 2021, respectively.
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
•The Company did not sell any shares of its Series A Preferred Stock during the year ended December 31, 2022.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
•During the year ended December 31, 2022, the Company sold 677 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program, which did not generate material proceeds.
•During the year ended December 31, 2021, the Company sold 1,058,798 shares under the Series C Preferred Stock ATM Program for gross proceeds of $26.5 million and net proceeds of $25.5 million, after commissions, fees and offering costs incurred of approximately $1.0 million.
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
December 31, 2022
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
Dividends
Dividends to Common Stockholders
Years Ended December 31, 2022 and 2021
During the years ended December 31, 2022 and 2021, the Company paid dividends on its common stock to an annualized rate equal to $0.85 per share, or $0.2125 per share on a quarterly basis.
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
Dividends to Series A Preferred Stockholders
Dividends on the Company’s Series A Preferred Stock have been declared quarterly in an amount equal to $1.875 per share each year, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Dividends to Series C Preferred Stockholders
Dividends on the Company’s Series C Preferred Stock have been declared quarterly in an amount equal to $1.844 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Series C Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date.
Tax Characteristics of Dividends
The following table details from a tax perspective, the portion of common stock dividends classified as return of capital and ordinary dividend income for tax purposes, per share per annum, for the years ended December 31, 2022, 2021 and 2020. Approximately 9% of the dividends paid on the Series A Preferred Stock and Series C Preferred Stock were considered ordinary dividend income for tax purposes with the remainder considered a return on capital. For the years ended December 31, 2021 and 2020, 100% of dividends paid on the Series A Preferred Stock and Series C Preferred Stock were considered ordinary dividend income.

	Year Ended December 31,
	2022		2021		2020
Return of capital	100.0%	$0.85	94.8%	$0.81	90.3%	$0.63
Ordinary dividend income	—%	—	5.2%	0.04	9.7%	0.07
Total	100.0%	$0.85	100.0%	$0.85	100.0%	$0.70
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
Non-Controlling Interest
Non-controlling interests resulted from the issuance of 172,921 OP Units to an external party in conjunction with the Merger with American Realty Capital — Retail Centers of America, Inc. (“RCA”) (the “Merger”) and were originally recognized at fair value as of the effective time of the Merger on February 16, 2017.
In addition, under the 2021 OPP and the 2018 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
On May 4, 2021, the Company’s independent directors, acting as a group, authorized the issuance of a new award of LTIP Units pursuant to the 2021 OPP to the Advisor after the performance period under the 2018 OPP expired on July 19, 2021. Accordingly, these new LTIP Units are reflected in non-controlling interest on the Company’s balance sheet or statement of equity as of December 31, 2022. For additional information, see Note 13 — Equity-Based Compensation relating to the accounting impacts of (i) the end of the performance period under the 2018 OPP and the forfeiture of all LTIP Units awarded thereunder, and (ii) the beginning of the performance period under the 2021 OPP and the grant of an award of LTIP Units thereunder.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, non-controlling interest is comprised of the following components:

	December 31,
(In thousands)	2022	2021
Non-controlling interest attributable to LTIP Units	$21,072	$8,368
Non-controlling interest attributable to Class A Units	1,565	2,056
Total non-controlling interest	$22,637	$10,424
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
Note 10 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 15.0 years to 32.7 years as of December 31, 2022. The classification of these leases were grandfathered in adoption of ASU 842, whereby they will continue to be classified as operating leases unless modified.
As of December 31, 2022, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $17.8 million and $19.1 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the year ended December 31, 2022.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 26.1 years and a weighted-average discount rate of 7.5% as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company paid cash of $1.5 million, $1.5 million and $1.5 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $1.8 million, $1.8 million and $1.8 million, respectively.
The lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company as of December 31, 2022:

(In thousands)	Future Base Rent Payments
2023	$1,549
2024	1,560
2025	1,598
2026	1,628
2027	1,647
Thereafter	41,083
Total lease payments	49,065
Less: Effects of discounting	(29,933)
Total present value of lease payments	$19,132

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Litigation and Regulatory Matters
Merger Litigation
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger (the “Hibbard Action”). All of the directors immediately prior to the Merger, except for David Gong, served as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of common stock through the Company’s then effective distribution reinvestment plan, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.
On April 30, 2019, Lynda Callaway, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in an action involving similar claims pending in the United States District Court for the Southern District of New York. Following the federal court’s decision dismissing that action on October 31, 2019, the plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the federal action. The plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, the plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. On December 20, 2021, the Court denied the plaintiffs’ motion to amend and dismissed the litigation. On January 26, 2022, the plaintiffs filed a notice of appeal from the Court’s decision. The appeal has been fully-briefed and oral argument is scheduled for February 16, 2023.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred legal costs related to the above Merger litigation of approximately $0.3 million, $49,000 and $0.8 million, respectively. A portion of these litigation costs were subject to a claim for reimbursement under the insurance policies maintained by the Company (“the Policies”), and during the year ended December 31, 2020, a reimbursement of $9,000 was received and recorded in other income in the consolidated statements of operations and comprehensive loss. There were no such reimbursements recorded thereafter. The Policies were subject to other claims that have priority over the Company’s claim for reimbursement, and have been exhausted.
Blackwells Litigation
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively the “Defendants”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleges that Blackwells and the other Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Defendants. The complaint seeks, among other things, to (i)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
declare that the proxy materials filed by Blackwells violate Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order Blackwells and the other Defendants to publicly correct their material misstatements or omissions, (iii) enjoin Blackwells and the other Defendants from publishing any soliciting materials until each of them files corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin Blackwells and the other Defendants from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleges that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells seeks to have considered at the Company’s 2023 annual meeting of stockholders. The complaint seeks, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells Onshore from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells Onshore’s nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells Onshore and require the Company to count votes cast in favor of any of the persons nominated by Blackwells Onshore, and (v) unspecified damages for purported breach of the bylaws. The Company intends to vigorously defend against the claims.
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
The Advisory Agreement grants the Company the right to internalize the services provided under the Advisory Agreement (“Internalization”) and to terminate the Advisory Agreement pursuant to a notice received by the Advisor as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor an Internalization fee equal to (1) $15.0 million plus (2) either (x) if the Internalization occurs on or before December 31, 2028, the Subject Fees (as defined below) multiplied by 4.5, or (y) if the Internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (3) 1.0% multiplied by (x) the purchase price of properties or other investments acquired after the end of the fiscal quarter in which the notice of Internalization is received by the Advisor and prior to the Internalization and (y) without duplication, the cumulative net proceeds of any equity raised by the Company during the period following the end of the fiscal quarter in which notice is received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee (including both the fixed and variable portion thereof) plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of Class A common stock subject to certain conditions.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
2021 Advisory Agreement Amendment
On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement, by and among the OP and with the Advisor to extend the expiration of the modified quarterly thresholds established by Amendment No. 3 to the Advisory Agreement. The Company must reach these thresholds on a quarterly basis for the Advisor to receive the variable management fee from the end of the fiscal quarter ended December 31, 2020 to the end of the fiscal quarter ended December 31, 2021. For additional information, see the “Asset Management Fees and Variable Management/Incentive Fees” section below.
In-Sourced Expenses
The Advisor is reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including insourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through December 31, 2022.
The Company incurred $0.4 million, $0.1 million and $0.2 million of acquisition expenses and related cost reimbursements for the years ended December 31, 2022, 2021 and 2020, respectively.
Asset Management Fees and Variable Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations and comprehensive loss. The Company incurred $32.0 million, $32.8 million and $27.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, in base management fees (including both the fixed and variable portion) and incentive management fees.
In addition, under the Advisory Agreement, the Company is required to pay the Advisor an incentive management fee equal to the product of (1) the fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable quarter’s Core Earnings (as defined below) per share in excess of $0.275 per share plus (y) 10.0% of the applicable quarter’s Core Earnings per share in excess of $0.3125 per share, in each case as adjusted for changes in the number of shares of common stock outstanding. The definition of Adjusted Outstanding Shares (as defined in the Advisory Agreement), which is used to calculate Core Earnings per share, is based on the Company’s reported diluted weighted-average shares outstanding. In accordance with Amendment No. 3 to the Advisory Agreement, for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, the low and high thresholds were reduced from $0.275 and $0.3125, respectively, to $0.23 and $0.27, respectively. On January 13, 2021, the Company entered into Amendment No. 4 to the Advisory Agreement to extend the expiration of these thresholds from the fiscal quarter ended December 31, 2020 to the fiscal quarter ended December 31, 2021 in light of the continued economic impact of the COVID-19 pandemic.
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company recorded $0.4 million, $3.0 million and $0.1 million in incentive management fees during the years ended December 31, 2022, 2021 and 2020, respectively.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Pursuant to the ABS Property Management Agreement, as amended and restated in connection with the issuance of the 2021 Net Lease Mortgage Notes in June 2021, for all properties that are not specially serviced, the Issuers are required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of the properties that are a part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, for all properties that were not specially serviced, the Issuers were required to pay the Property Manager a monthly fee equal to the product of (i) one-twelfth of 0.25%, and (ii) the aggregate allocated loan amounts of all the properties that serve as part of the collateral for the Net Lease Mortgage Notes. With respect to the specially serviced properties, the Property Manager is entitled to receive a workout fee or liquidation fee under certain circumstances based on 0.50% of applicable amounts recovered, as well as a monthly fee equal to the product of (i) one-twelfth of 0.75%, and (ii) the lower of (a) the aggregate allocated loan amounts and (b) the aggregate collateral value of all the specially serviced properties that are part of the collateral pool. Prior to the amendment and restatement of the ABS Property Management Agreement, the monthly fee for specially serviced properties was equal to the product of (i) one-twelfth of 0.75%, and (ii) the aggregate allocated loan amounts of all the specially serviced properties that serve as part of the collateral pool for the Net Lease Mortgage Notes. The Property Manager has retained KeyBank as a sub-manager pursuant to a separate sub-management agreement pursuant to which KeyBank provides certain services that the Property Manager is required to provide as property manager under the ABS Property Management Agreement. Under the ABS Property Management Agreement, the Property Manager has agreed to waive (i) the portion of the monthly fee related to the properties that are not specially serviced that is in excess of the amount to be paid to KeyBank as sub-manager pursuant to the sub-management agreement, (ii) the workout fee, (iii) the liquidation fee and (iv) the monthly fee related to the properties that are specially serviced, although the Property Manager retains the right to revoke these waivers at any time. The Property Manager is also entitled to receive additional servicing compensation related to certain fees and penalties under the leases it is responsible for under the ABS Property Management Agreement.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
These reimbursements are included as part of Professional fees and other reimbursements in the table below and in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $14.2 million (which includes $3.0 million of compensation and overhead costs related to the Multi-Tenant Property Management Agreement which is not subject to the Capped Reimbursement Amount under the Advisory Agreement, discussed below), $6.8 million (net of the $1.4 million change in estimate for the 2019 bonus awards, discussed below) and $7.5 million (net of the $1.4 million change in estimate for the 2019 bonus awards, discussed below), respectively, of reimbursement expenses from the Advisor for providing administrative services. In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, the Company recognized a compensation charge, net of adjustments for previously accrued bonuses, of $0.4 million in the third quarter of 2022.
Under the Advisory Agreement, the Company is required to reimburse the Advisor for a portion of the salary, wages, and benefits paid to the Company’s chief financial officer as part of the aggregate reimbursement for salaries, wages and benefits of employees of the Advisor or its affiliates, excluding any executive officer who is also a partner, member or equity owner of AR Global and subject to a limit on certain limitations.
The aggregate amount that may be reimbursed under the Advisory Agreement in each fiscal year for salaries, wages and benefits (excluding overhead) of employees of the Advisor or its affiliates (the “Capped Reimbursement Amount”) for each fiscal year is subject to a limit that is equal to the greater of: (a) a fixed component (the “Fixed Component”); and (b) a variable component (the “Variable Component”).
Both the Fixed Component and the Variable Component under the Advisory Agreement increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI, as defined in the amendment for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%. As of December 31, 2022 and 2021, the Fixed Component was $7.7 million and $7.4 million, respectively. The fixed component for the year ended December 31, 2023 will be $8.1 million.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Summary of fees, expenses and related payables
The following table details amounts incurred and payable to related parties in connection with the operations-related services described above as of and for the periods presented. Amounts below in 2021 and 2020 are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that were passed through and ultimately paid to Lincoln as a result of the Advisor’s former arrangements with Lincoln:

	Year Ended December 31,			Payable (Receivable) as of December 31,
(In thousands)	2022	2021	2020	2022	2021
One-time fees and reimbursements:
Acquisition related cost reimbursements (1)	$387	$74	$201	$9	$32
Vesting and conversion of Class B Units	—	—	—	—	—
Ongoing fees:
Asset management fees to related party (2)	32,026	32,804	27,829	—	—
Property management and leasing fees (3)	12,860	8,596	6,604	1,302	901
Professional fees and other reimbursements (4)	16,231	10,013	10,539	527	83
Professional fee credit due from Advisor and its affiliates (5)	—	(1,444)	(1,862)	—	—
Total related party operation fees and reimbursements	$61,504	$50,043	$43,311	$1,838	$1,016
__________
(1)Amounts included in acquisition and transaction related expenses in the consolidated statements of operations and comprehensive loss.
(2)Amounts include incentive management fees of $0.4 million, $3.0 million and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Amounts included in property operating expenses in the consolidated statements of operations and comprehensive loss, with the exception of $2.5 million and $3.0 million of leasing fees incurred in the years ended December 31, 2022 and 2021, respectively, which were capitalized and are included in deferred costs, net in the consolidated balance sheet. A portion of leasing fees are ultimately paid to a third party. Property management fees increased significantly in the year ended December 31, 2022, related to fees on the CIM Portfolio Acquisition for each property since acquired. See Note 1 — Organization for more information on the CIM Portfolio Acquisition.
(4)Amounts included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Includes amounts for directors’ and officers’ insurance. Professional fees and other reimbursements increased significantly in the year ended December 31, 2022 as a result of additional personnel and other costs required to manage the properties acquired in the CIM Portfolio Acquisition which are subject to reimbursement.
(5)Included in general and administrative expenses. For the year ended December 31, 2021, amount relates to the overpayment of the 2020 Bonus Awards. For the year ended December 31, 2020, $1.4 million relates to overpayment of the 2019 Bonus Awards and $0.5 million relates to a receivable recorded for the overpayment of invoices in current and prior years for a shared service.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. During the year ended December 31, 2022, 309,068 restricted shares were granted to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer and certain consultants to the Company and the Advisor or its affiliates. During the years ended December 31, 2021 and 2020, the Company granted 278,278 and 309,475 restricted shares, respectively, to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer. The remainder of the restricted shares granted during the years ended December 31, 2022, 2021 and 2020 were granted to the Company’s directors. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The following table reflects the number of restricted shares granted, vested, or forfeited for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2019	111,421	$14.52
Granted	361,943	6.80
Vested	(72,492)	14.13
Forfeited	—	—
Unvested, December 31, 2020	400,872	7.62
Granted	313,474	9.84
Vested	(266,427)	9.27
Forfeited	(25,050)	6.97
Unvested, December 31, 2021	422,869	8.26
Granted	334,784	7.61
Vested	(197,778)	8.12
Forfeited	(51,198)	7.85
Unvested, December 31, 2022	508,677	$7.93
As of December 31, 2022, the Company had $2.6 million of unrecognized compensation cost related to unvested restricted share awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted shares is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Compensation expense related to restricted shares was approximately $1.7 million, $2.4 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The higher expense recorded in the year ended December 31, 2021 was due to the accelerated vesting of restricted shares previously awarded to the Company’s former chief financial officer, as well as expense from an additional grant of restricted shares awarded to the Company’s former chief financial officer in February 2021 (see additional discussion below).
In September 2022, the Advisor terminated certain of its employees who provided services to the Company and for which the Company reimbursed the Advisor for salaries and benefits. In connection with the termination, previous unvested restricted share grants issued to these employees of the Advisor were forfeited upon termination and the board approved 59,368 replacement restricted shares which vested immediately. As a result, in the year ended December 31, 2022, the Company recognized a net compensation charge of approximately $0.3 million representing the value of the new replacement grants net of the reversal of $0.1 million in previously recognized compensation on the forfeited grants.
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
December 31, 2022
effectiveness of her resignation on April 9, 2021. The acceleration of vesting of the prior grant and the new grant resulted in approximately $1.1 million of increased equity-based compensation expense recorded during the year ended December 31, 2021.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding during the years ended December 31, 2022, 2021 and 2020.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Compensation Expense - 2021 OPP and 2018 OPP
During the years ended December 31, 2022 2021 and 2020, the Company recorded share-based compensation expense related to the LTIP Units of $12.7 million and $14.9 million and $11.9 million, respectively, which is recorded in equity-based compensation in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had $19.7 million of unrecognized compensation expense related to the LTIP Units which is expected to be recognized over a period of 1.6 years.
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
The Company paid distributions on LTIP Units of $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2022 2021 and 2020, respectively. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the years ended December 31, 2022, 2021 and 2020.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 14 — Net Loss Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2022	2021	2020
Net loss attributable to common stockholders	$(105,854)	$(63,441)	$(46,650)
Adjustments to net loss for common share equivalents	(1,292)	(1,037)	(613)
Adjusted net loss attributable to common stockholders	$(107,146)	$(64,478)	$(47,263)

Weighted average shares outstanding — Basic	132,036,958	115,404,635	108,404,093
Weighted average shares outstanding — Diluted	132,036,958	115,404,635	108,404,093
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.81)	$(0.56)	$(0.44)
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

	December 31,
	2022	2021	2020
Unvested restricted shares (1)	529,364	423,096	199,325
Class A Units (2)	172,921	172,921	172,921
2018 LTIP Units (3)	—	2,463,998	4,496,796
2021 LTIP Units (3)	8,528,885	3,855,523	—
Total	9,231,170	6,915,538	4,869,042
__________
(1)Weighted-average number of shares of unvested restricted shares outstanding for the periods presented. There were 508,677, 422,869 and 400,872 unvested restricted shares outstanding as of December 31, 2022, 2021 and 2020, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of December 31, 2022, 2021 and 2020.
(3)Weighted-average number of 2018 and 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of December 31, 2022 and 2021 and 4,496,796 2018 LTIP Units outstanding as of December 31, 2020 (see Note 13 — Equity-Based Compensation for additional information).
If dilutive, conditionally issuable shares relating to the 2021 OPP award and 2018 OPP award would be included, as applicable, in the computation of fully diluted earnings per share on a weighted-average basis for the years ended December 31, 2022, 2021 and 2020 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period.
No LTIP Unit share equivalents were included in the computation for the years ended December 31, 2022, 2021 and 2020 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2021 OPP and 2018 OPP) at December 31, 2022, 2021 and 2020 or (ii) the Company recorded a net loss to common stockholders for the period, thus any shares conditionally issuable under the LTIP Units would be antidilutive.

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 15 – Segment Reporting
The Company has concluded that it operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company evaluates performance and makes resource allocations based on its two business segments.
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
The following tables reconcile the segment activity to consolidated net loss for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$203,994	$242,444	$446,438
Property operating expense	15,321	86,237	101,558
NOI	$188,673	$156,207	344,880
Asset management fees to related party			(32,026)
Impairment of real estate investments			(97,265)
Acquisition, transaction and other costs			(1,221)
Equity-based compensation			(14,433)
General and administrative			(32,365)
Depreciation and amortization			(195,854)
Gain on sale of real estate investments			61,368
Interest expense			(118,925)
Other income			988
Gain on non-designated derivatives			2,250
Net loss attributable to non-controlling interests			97
Allocation for preferred stock			(23,348)
Net loss attributable to common stockholders			$(105,854)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31, 2021
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$218,944	$116,212	$335,156
Property operating expense	12,005	43,426	55,431
NOI	$206,939	$72,786	279,725
Asset management fees to related party			(32,804)
Impairment of real estate investments			(33,261)
Acquisition, transaction and other costs			(4,378)
Equity-based compensation			(17,264)
General and administrative			(20,856)
Depreciation and amortization			(130,464)
Gain on sale of real estate investments			4,757
Interest expense			(81,784)
Other income			91
Loss on non-designated derivatives			(3,950)
Net loss attributable to non-controlling interests			9
Allocation for preferred stock			(23,262)
Net loss attributable to common stockholders			$(63,441)

	Year Ended December 31, 2020
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$191,862	$113,362	$305,224
Property operating expense	10,187	42,109	52,296
NOI	$181,675	$71,253	252,928
Asset management fees to related party			(27,829)
Impairment of real estate investments			(12,910)
Acquisition, transaction and other costs			(2,921)
Equity-based compensation			(13,036)
General and administrative			(19,683)
Depreciation and amortization			(137,459)
Gain on sale/exchange of real estate investments			6,456
Interest expense			(78,467)
Other income			1,024
Loss on non-designated derivatives			(9)
Net loss attributable to non-controlling interests			44
Allocation for preferred stock			(14,788)
Net loss attributable to common stockholders			$(46,650)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2022	2021
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,880,418	$1,973,743
Multi-tenant properties	2,442,945	1,233,030
Total investments in real estate, net	4,323,363	3,206,773
Cash and cash equivalents	70,795	214,853
Restricted cash	17,956	21,996
Deposits for real estate investments	—	41,928
Deferred costs, net	22,893	25,587
Straight-line rent receivable	66,657	70,789
Operating lease right-of-use assets	17,839	18,194
Prepaid expenses and other assets	66,551	26,877
Assets held for sale	—	187,213
Total assets	$4,586,054	$3,814,210

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Single-tenant properties	$2,504	$2,179	$508
Multi-tenant properties	23,659	12,781	10,246
Total capital expenditures	$26,163	$14,960	$10,754

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 16 — Quarterly Results (Unaudited)
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
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2022:

	Quarter Ended
(In thousands, except share and per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue from tenants	$94,943	$116,929	$116,176	$118,390
Operating income (loss)	$67,307	$(23,095)	$(18,312)	$7,184
Net income (loss) attributable to common stockholders	$39,934	$(56,259)	$(56,466)	$(33,063)

Weighted-average shares outstanding — Basic	128,640,845	132,629,704	133,115,729	133,716,340
Weighted-average shares outstanding — Diluted	130,048,111	132,629,704	133,115,729	133,716,340
Net income (loss) per share attributable to common stockholders — Basic and Diluted	$0.31	$(0.43)	$(0.43)	$(0.25)

THE NECESSITY RETAIL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Dispositions Subsequent to December 31, 2022
Subsequent to December 31, 2022, the Company sold one property with a contract sale price of $1.3 million.
Tenant Bankruptcies and Vacancies
Subsequent to December 31, 2022, a tenant at 41 properties filed for Chapter 11 bankruptcy protection on January 4, 2023, and nine of the 41 leases were terminated in bankruptcy proceedings. The Company has accounted for these leases as terminations as of December 31, 2022.

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Dollar General I		Retail	Mission	TX	4/29/2013	$—	(1)	$142	$807	$—	$—	$949	$333
Dollar General I		Retail	Sullivan	MO	5/3/2013	—	(1)	146	825	—	—	971	340
Walgreens I		Retail	Pine Bluff	AR	7/8/2013	—	(6)	159	3,016	—	—	3,175	1,312
Dollar General II		Retail	Bogalusa	LA	7/12/2013	—	(1)	107	965	—	1	1,073	394
Dollar General II		Retail	Donaldsonville	LA	7/12/2013	—	(1)	97	871	—	—	968	355
AutoZone I		Retail	Cut Off	LA	7/16/2013	—	(1)	67	1,282	—	—	1,349	520
Dollar General III		Retail	Athens	MI	7/16/2013	—	(1)	48	907	—	—	955	368
Dollar General III		Retail	Fowler	MI	7/16/2013	—	(1)	49	940	—	—	989	381
Dollar General III		Retail	Hudson	MI	7/16/2013	—	(1)	102	922	—	—	1,024	374
Dollar General III		Retail	Muskegon	MI	7/16/2013	—	(1)	49	939	—	—	988	381
Dollar General III		Retail	Reese	MI	7/16/2013	—	(1)	150	848	—	—	998	344
BSFS I		Retail	Fort Myers	FL	7/18/2013	—	(1)	1,215	1,822	—	—	3,037	818
Dollar General IV		Retail	Bainbridge	GA	7/29/2013	—	(1)	233	700	—	—	933	283
Dollar General IV		Retail	Vanleer	TN	7/29/2013	—	(1)	78	705	—	—	783	286
Tractor Supply I		Retail	Vernon	CT	8/1/2013	—	(1)	358	3,220	—	—	3,578	1,246
Dollar General V		Retail	Meraux	LA	8/2/2013	—	(1)	708	1,315	—	—	2,023	533
Mattress Firm I		Retail	Tallahassee	FL	8/7/2013	—	(12)	1,015	1,241	—	—	2,256	503
Family Dollar I		Retail	Butler	KY	8/12/2013	—	(1)	126	711	—	—	837	288
Lowe's I	(19)	Retail	Fayetteville	NC	8/19/2013	—	(1)	—	6,422	—	—	6,422	2,550
Lowe's I	(19)	Retail	Macon	GA	8/19/2013	—	(1)	—	8,420	—	—	8,420	3,343
Lowe's I		Retail	New Bern	NC	8/19/2013	—	(1)	1,812	10,269	—	—	12,081	4,078
Lowe's I		Retail	Rocky Mount	NC	8/19/2013	—	(1)	1,931	10,940	—	—	12,871	4,344
O'Reilly Auto Parts I		Retail	Manitowoc	WI	8/19/2013	—	(1)	85	761	—	—	846	307
Food Lion I		Retail	Charlotte	NC	8/20/2013	—	(1)	3,132	4,697	—	—	7,829	1,786
Family Dollar II		Retail	Danville	AR	8/21/2013	—	(1)	170	679	—	31	880	274
Lowe's I	(19)	Retail	Aiken	SC	8/22/2013	—	(1)	1,764	7,056	—	—	8,820	2,795
Dollar General VII		Retail	Gasburg	VA	8/23/2013	—	(1)	52	993	—	—	1,045	400
Dollar General VI		Retail	Natalbany	LA	8/23/2013	—	(1)	379	883	—	—	1,262	356
Walgreens II	(19)	Retail	Tucker	GA	8/23/2013	—	(1)	—	2,524	—	—	2,524	1,085
Family Dollar III		Retail	Challis	ID	8/27/2013	—	(1)	44	828	—	—	872	333
Chili's I		Retail	Lake Jackson	TX	8/30/2013	—	(1)	746	1,741	—	—	2,487	842
Chili's I		Retail	Victoria	TX	8/30/2013	—	(1)	813	1,897	—	—	2,710	918
CVS I		Retail	Anniston	AL	8/30/2013	—	(1)	472	1,887	—	—	2,359	811
Joe's Crab Shack I		Retail	Westminster	CO	8/30/2013	—	(12)	1,136	2,650	—	—	3,786	1,283
Tire Kingdom I		Retail	Lake Wales	FL	9/4/2013	—	(1)	556	1,296	—	—	1,852	578

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
AutoZone II		Retail	Temple	GA	9/6/2013	—	(1)	569	854	—	—	1,423	344
Dollar General VIII		Retail	Stanleytown	VA	9/6/2013	—	(1)	185	1,049	—	—	1,234	423
Family Dollar IV		Retail	Oil City	LA	9/9/2013	—	(1)	76	685	—	—	761	276
Fresenius I		Retail	Montevallo	AL	9/12/2013	—	(1)	300	1,699	—	—	1,999	613
Dollar General IX		Retail	Mabelvale	AR	9/13/2013	—	(1)	38	723	—	—	761	291
Advance Auto I		Retail	Angola	IN	9/19/2013	—	(1)	35	671	—	—	706	269
Arby's I		Retail	Hernando	MS	9/19/2013	—	(1)	624	1,455	—	—	2,079	700
CVS II	(19)	Retail	Holyoke	MA	9/19/2013	—	(1)	—	2,258	—	—	2,258	965
Walgreens III		Retail	Lansing	MI	9/19/2013	—	(1)	216	4,099	—	—	4,315	1,753
Walgreens IV		Retail	Beaumont	TX	9/20/2013	—	(1)	499	1,995	—	—	2,494	853
AmeriCold I		Distribution	Belvidere	IL	9/24/2013	—	(1)	2,170	17,843	—	—	20,013	8,248
AmeriCold I		Distribution	Brooklyn Park	MN	9/24/2013	—	(1)	1,590	11,940	—	—	13,530	5,519
AmeriCold I		Distribution	Cartersville	GA	9/24/2013	—	(1)	1,640	14,533	—	—	16,173	6,718
AmeriCold I		Distribution	Douglas	GA	9/24/2013	—	(1)	750	7,076	—	25	7,851	3,271
AmeriCold I		Distribution	Gaffney	SC	9/24/2013	—	(1)	1,360	5,666	—	—	7,026	2,619
AmeriCold I		Distribution	Gainesville	GA	9/24/2013	—	(1)	1,580	13,838	—	8	15,426	6,397
AmeriCold I		Distribution	Pendergrass	GA	9/24/2013	—	(1)	2,810	26,572	—	—	29,382	12,283
AmeriCold I		Distribution	Piedmont	SC	9/24/2013	—	(1)	3,030	24,067	—	—	27,097	11,125
AmeriCold I		Distribution	Zumbrota	MN	9/24/2013	—	(1)	2,440	18,152	—	—	20,592	8,391
Dollar General X		Retail	Greenwell Springs	LA	9/24/2013	—	(1)	114	1,029	—	—	1,143	412
Home Depot I		Distribution	Birmingham	AL	9/24/2013	—	(1)	3,660	33,667	—	—	37,327	13,232
Home Depot I		Distribution	Valdosta	GA	9/24/2013	—	(1)	2,930	30,538	—	—	33,468	12,002
National Tire & Battery I		Retail	San Antonio	TX	9/24/2013	—	(12)	577	577	—	—	1,154	255
New Breed Logistics I		Distribution	Hanahan	SC	9/24/2013	—	(1)	2,940	19,171	—	33	22,144	8,864
Truist Bank I		Retail	Atlanta	GA	9/24/2013	—	(1)	570	1,152	—	—	1,722	444
Truist Bank I		Retail	Doswell	VA	9/24/2013	—	(1)	190	510	—	—	700	197
Truist Bank I		Retail	Fort Pierce	FL	9/24/2013	—	(1)	720	1,434	(161)	(248)	1,745	520
Truist Bank I		Retail	Nashville	TN	9/24/2013	—	(1)	190	666	—	—	856	256
Truist Bank I		Retail	New Market	VA	9/24/2013	—	(1)	330	948	—	—	1,278	365
Truist Bank I		Retail	New Smyrna Beach	FL	9/24/2013	—	(1)	740	2,859	—	—	3,599	1,101
Truist Bank I		Retail	Oak Ridge	TN	9/24/2013	—	(1)	500	1,277	—	9	1,786	493
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	410	2,078	—	—	2,488	800
Truist Bank I		Retail	Orlando	FL	9/24/2013	—	(1)	540	3,069	—	—	3,609	1,182
Truist Bank I		Retail	Savannah	TN	9/24/2013	—	(1)	390	1,179	—	—	1,569	454
Truist Bank I		Retail	Summerfield	NC	9/24/2013	—	(1)	210	605	—	—	815	233

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Truist Bank I	Retail	Thomson	GA	9/24/2013	—	(1)	480	1,015	—	—	1,495	391
Truist Bank I	Retail	Vinton	VA	9/24/2013	—	(1)	120	366	—	—	486	141
Truist Bank I	Retail	Washington	DC	9/24/2013	—	(1)	590	2,366	—	—	2,956	911
Truist Bank I	Retail	Waycross	GA	9/24/2013	—	(1)	300	1,425	—	—	1,725	549
Truist Bank I	Retail	Waynesville	NC	9/24/2013	—	(1)	200	874	—	—	1,074	336
Circle K I	Retail	Aledo	IL	9/25/2013	—	(1)	427	1,709	—	—	2,136	685
Circle K I	Retail	Bedford	OH	9/25/2013	—	(1)	702	702	—	—	1,404	281
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	395	592	—	—	987	237
Circle K I	Retail	Bloomington	IL	9/25/2013	—	(1)	316	586	—	—	902	235
Circle K I	Retail	Burlington	IA	9/25/2013	—	(1)	224	523	—	—	747	210
Circle K I	Retail	Champaign	IL	9/25/2013	—	(1)	412	504	—	—	916	202
Circle K I	Retail	Clinton	IA	9/25/2013	—	(1)	334	779	—	—	1,113	312
Circle K I	Retail	Galesburg	IL	9/25/2013	—	(1)	355	829	—	—	1,184	332
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	316	474	—	—	790	190
Circle K I	Retail	Jacksonville	IL	9/25/2013	—	(1)	351	818	—	—	1,169	328
Circle K I	Retail	Lafayette	IN	9/25/2013	—	(1)	401	746	—	—	1,147	299
Circle K I	Retail	Mattoon	IL	9/25/2013	—	(1)	608	1,129	—	—	1,737	452
Circle K I	Retail	Morton	IL	9/25/2013	—	(1)	350	525	—	—	875	210
Circle K I	Retail	Muscatine	IA	9/25/2013	—	(1)	274	821	—	—	1,095	329
Circle K I	Retail	Paris	IL	9/25/2013	—	(1)	429	797	—	—	1,226	319
Circle K I	Retail	Staunton	IL	9/25/2013	—	(1)	467	1,867	—	—	2,334	748
Circle K I	Retail	Streetsboro	OH	9/25/2013	—	(1)	540	540	—	—	1,080	216
Circle K I	Retail	Vandalia	IL	9/25/2013	—	(1)	529	983	—	—	1,512	394
Circle K I	Retail	Virden	IL	9/25/2013	—	(1)	302	1,208	—	—	1,510	484
Walgreens VI	Retail	Gillette	WY	9/27/2013	—	(1)	1,198	2,796	—	—	3,994	1,195
Walgreens V	Retail	Oklahoma City	OK	9/27/2013	—	(1)	1,295	3,884	—	—	5,179	1,660
1st Constitution Bancorp I	Retail	Hightstown	NJ	9/30/2013	—	(1)	260	1,471	—	—	1,731	566
FedEx Ground I	Distribution	Watertown	SD	9/30/2013	—	(1)	136	2,581	—	—	2,717	1,193
Krystal I	Retail	Chattanooga	TN	9/30/2013	—	(12)	285	855	—	—	1,140	412
Krystal I	Retail	Cleveland	TN	9/30/2013	—	(12)	207	1,171	—	—	1,378	564
Krystal I	Retail	Columbus	GA	9/30/2013	—	(12)	143	1,288	—	—	1,431	620
Krystal I	Retail	Ft. Oglethorpe	GA	9/30/2013	—	(12)	181	1,024	—	—	1,205	493
Krystal I	Retail	Jacksonville	FL	9/30/2013	—	(12)	533	799	—	—	1,332	385
O'Charley's I	Retail	Carrollton	GA	9/30/2013	—	(1)	457	1,067	—	—	1,524	514
O'Charley's I	Retail	Champaign	IL	9/30/2013	—	(1)	256	1,449	—	—	1,705	698

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
O'Charley's I		Retail	Clarksville	TN	9/30/2013	—	(1)	917	1,376	—	—	2,293	662
O'Charley's I		Retail	Columbus	OH	9/30/2013	—	(1)	271	1,533	—	—	1,804	738
O'Charley's I		Retail	Conyers	GA	9/30/2013	—	(1)	373	2,113	—	—	2,486	1,017
O'Charley's I		Retail	Corydon	IN	9/30/2013	—	(1)	260	1,473	—	—	1,733	709
O'Charley's I		Retail	Daphne	AL	9/30/2013	—	(1)	142	1,275	—	—	1,417	614
O'Charley's I		Retail	Foley	AL	9/30/2013	—	(1)	264	1,495	—	—	1,759	719
O'Charley's I		Retail	Greenfield	IN	9/30/2013	—	(1)	507	1,184	—	—	1,691	570
O'Charley's I		Retail	Grove City	OH	9/30/2013	—	(1)	387	1,546	—	—	1,933	744
O'Charley's I		Retail	Hattiesburg	MS	9/30/2013	—	(1)	413	1,651	—	6	2,070	795
O'Charley's I		Retail	Lake Charles	LA	9/30/2013	—	(1)	1,118	1,367	—	—	2,485	658
O'Charley's I		Retail	Mcdonough	GA	9/30/2013	—	(1)	335	1,898	—	—	2,233	914
O'Charley's I		Retail	Murfreesboro	TN	9/30/2013	—	(1)	597	1,109	—	—	1,706	534
O'Charley's I		Retail	Salisbury	NC	9/30/2013	—	(1)	439	1,024	—	—	1,463	493
O'Charley's I		Retail	Simpsonville	SC	9/30/2013	—	(1)	349	1,395	—	—	1,744	671
O'Charley's I		Retail	Southaven	MS	9/30/2013	—	(1)	836	1,553	—	—	2,389	748
O'Charley's I		Retail	Springfield	OH	9/30/2013	—	(1)	262	1,484	—	—	1,746	715
Walgreens VII		Retail	Alton	IL	9/30/2013	—	(1)	1,158	3,474	—	—	4,632	1,485
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	561	1,309	—	—	1,870	560
Walgreens VII		Retail	Florissant	MO	9/30/2013	—	(1)	474	1,422	—	—	1,896	608
Walgreens VII		Retail	Mahomet	IL	9/30/2013	—	(1)	1,432	2,659	—	—	4,091	1,137
Walgreens VII		Retail	Monroe	MI	9/30/2013	—	(1)	1,149	2,680	—	—	3,829	1,146
Walgreens VII		Retail	Springfield	IL	9/30/2013	—	(1)	1,319	3,077	—	—	4,396	1,316
Walgreens VII		Retail	St Louis	MO	9/30/2013	—	(1)	903	2,107	—	53	3,063	902
Walgreens VII		Retail	Washington	IL	9/30/2013	—	(1)	964	2,893	—	—	3,857	1,237
Tractor Supply II		Retail	Houghton	MI	10/3/2013	—	(1)	204	1,158	—	—	1,362	442
National Tire & Battery II	(19)	Retail	Mundelein	IL	10/4/2013	—		—	1,742	—	—	1,742	772
Tractor Supply III		Retail	Harlan	KY	10/16/2013	—	(1)	248	2,232	—	—	2,480	845

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Mattress Firm II	Retail	Knoxville	TN	10/18/2013	—	(1)	189	754	—	—	943	300
Dollar General XI	Retail	Greenville	MS	10/23/2013	—	(1)	192	769	—	—	961	306
Talecris Plasma Resources I	Office	Eagle Pass	TX	10/29/2013	—	(1)	286	2,577	—	—	2,863	917
Amazon I	Office	Winchester	KY	10/30/2013	—	(1)	362	8,070	—	2	8,434	3,266
Fresenius II	Retail	Montclair	NJ	10/31/2013	—	(1)	1,214	2,255	—	38	3,507	802
Fresenius II	Retail	Sharon Hill	PA	10/31/2013	—	(1)	345	1,956	—	—	2,301	696
Dollar General XII	Retail	Le Center	MN	11/1/2013	—	(1)	47	886	—	—	933	353
Advance Auto II	Retail	Bunnell	FL	11/7/2013	—	(1)	92	1,741	—	—	1,833	693
Advance Auto II	Retail	Washington	GA	11/7/2013	—	(1)	55	1,042	—	—	1,097	415
Dollar General XIII	Retail	Vidor	TX	11/7/2013	—	(1)	46	875	—	—	921	348
FedEx Ground II	Distribution	Leland	MS	11/12/2013	—	(1)	220	4,186	—	—	4,406	1,922
Burger King I	Retail	Algonquin	IL	11/14/2013	—	(1)	798	798	(142)	—	1,454	339
Burger King I	Retail	Antioch	IL	11/14/2013	—	(1)	706	471	—	—	1,177	200
Burger King I	Retail	Austintown	OH	11/14/2013	—	(1)	221	1,251	—	—	1,472	531
Burger King I	Retail	Beavercreek	OH	11/14/2013	—	(1)	410	761	—	—	1,171	323
Burger King I	Retail	Bethel Park	PA	11/14/2013	—	(1)	342	634	—	—	976	269
Burger King I	Retail	Celina	OH	11/14/2013	—	(1)	233	932	—	—	1,165	396
Burger King I	Retail	Chardon	OH	11/14/2013	—	(1)	332	497	—	—	829	211
Burger King I	Retail	Chesterland	OH	11/14/2013	—	(1)	320	747	—	—	1,067	317
Burger King I	Retail	Columbiana	OH	11/14/2013	—	(1)	581	871	—	—	1,452	370
Burger King I	Retail	Cortland	OH	11/14/2013	—	(1)	118	1,063	—	—	1,181	452
Burger King I	Retail	Crystal Lake	IL	11/14/2013	—	(1)	541	232	—	—	773	98
Burger King I	Retail	Dayton	OH	11/14/2013	—	(1)	464	862	—	—	1,326	366
Burger King I	Retail	Fairborn	OH	11/14/2013	—	(1)	421	982	—	—	1,403	417
Burger King I	Retail	Girard	OH	11/14/2013	—	(1)	421	1,264	—	—	1,685	537
Burger King I	Retail	Grayslake	IL	11/14/2013	—	(1)	582	476	—	—	1,058	202
Burger King I	Retail	Greenville	OH	11/14/2013	—	(1)	248	993	—	—	1,241	422
Burger King I	Retail	Gurnee	IL	11/14/2013	—	(1)	931	931	—	—	1,862	395
Burger King I	Retail	Madison	OH	11/14/2013	—	(1)	282	845	—	—	1,127	359
Burger King I	Retail	McHenry	IL	11/14/2013	—	(1)	742	318	—	—	1,060	135
Burger King I	Retail	Mentor	OH	11/14/2013	—	(1)	196	786	—	—	982	334
Burger King I	Retail	Niles	OH	11/14/2013	—	(1)	304	1,214	—	—	1,518	516
Burger King I	Retail	North Fayette	PA	11/14/2013	—	(1)	463	1,388	—	—	1,851	590
Burger King I	Retail	North Royalton	OH	11/14/2013	—	(1)	156	886	—	—	1,042	376

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Burger King I	Retail	North Versailles	PA	11/14/2013	—	(1)	553	1,659	—	—	2,212	704
Burger King I	Retail	Painesville	OH	11/14/2013	—	(1)	170	965	—	—	1,135	410
Burger King I	Retail	Poland	OH	11/14/2013	—	(1)	212	847	—	—	1,059	360
Burger King I	Retail	Ravenna	OH	11/14/2013	—	(1)	391	1,172	—	—	1,563	498
Burger King I	Retail	Round Lake Beach	IL	11/14/2013	—	(1)	1,273	1,042	—	—	2,315	442
Burger King I	Retail	Salem	OH	11/14/2013	—	(1)	352	1,408	—	—	1,760	598
Burger King I	Retail	Trotwood	OH	11/14/2013	—	(1)	266	798	—	—	1,064	339
Burger King I	Retail	Twinsburg	OH	11/14/2013	—	(1)	458	850	—	—	1,308	361
Burger King I	Retail	Vandalia	OH	11/14/2013	—	(1)	182	728	—	—	910	309
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	168	1,516	—	—	1,684	644
Burger King I	Retail	Warren	OH	11/14/2013	—	(1)	176	997	—	—	1,173	423
Burger King I	Retail	Waukegan	IL	11/14/2013	—	(1)	611	611	—	—	1,222	260
Burger King I	Retail	Willoughby	OH	11/14/2013	—	(1)	394	920	—	—	1,314	391
Burger King I	Retail	Woodstock	IL	11/14/2013	—	(1)	869	290	—	—	1,159	123
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	147	1,324	—	—	1,471	562
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	186	1,675	—	—	1,861	711
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	370	1,481	—	—	1,851	629
Burger King I	Retail	Youngstown	OH	11/14/2013	—	(1)	300	901	—	—	1,201	383
Dollar General XIV	Retail	Fort Smith	AR	11/20/2013	—	(1)	184	1,042	—	—	1,226	412
Dollar General XIV	Retail	Hot Springs	AR	11/20/2013	—	(1)	287	862	—	—	1,149	341
Dollar General XIV	Retail	Royal	AR	11/20/2013	—	(1)	137	777	—	—	914	308
Dollar General XV	Retail	Wilson	NY	11/20/2013	—	(1)	172	972	—	—	1,144	385
Mattress Firm I	Retail	McDonough	GA	11/22/2013	—	(12)	185	1,663	—	—	1,848	658
FedEx Ground III	Distribution	Bismarck	ND	11/25/2013	—	(1)	554	3,139	—	—	3,693	1,432
Dollar General XVI	Retail	LaFollette	TN	11/27/2013	—	(1)	43	824	—	—	867	326
Family Dollar V	Retail	Carrollton	MO	11/27/2013	—	(1)	37	713	1	1	752	282
CVS III	Retail	Detroit	MI	12/10/2013	—	(12)	447	2,533	—	—	2,980	1,070
Family Dollar VI	Retail	Walden	CO	12/10/2013	—	(1)	100	568	—	—	668	225
Mattress Firm III	Retail	Valdosta	GA	12/17/2013	—	(12)	169	1,522	—	—	1,691	599
Arby's II	Retail	Virginia	MN	12/23/2013	—	(1)	117	1,056	—	—	1,173	442
Family Dollar VI	Retail	Kremmling	CO	12/23/2013	—	(1)	194	778	—	—	972	306
SAAB Sensis I	Office	Syracuse	NY	12/23/2013	—		2,516	12,570	—	—	15,086	3,212
Citizens Bank I	Retail	Doylestown	PA	12/27/2013	—	(1)	588	1,373	—	—	1,961	519
Citizens Bank I	Retail	Lansdale	PA	12/27/2013	—	(1)	531	1,238	—	—	1,769	468
Citizens Bank I	Retail	Lima	PA	12/27/2013	—	(1)	1,376	1,682	—	—	3,058	636

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	388	1,551	—	—	1,939	587
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	412	2,337	—	—	2,749	884
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	321	2,889	—	—	3,210	1,093
Citizens Bank I	Retail	Philadelphia	PA	12/27/2013	—	(1)	473	2,680	—	—	3,153	1,014
Citizens Bank I	Retail	Richboro	PA	12/27/2013	—	(1)	642	1,193	—	—	1,835	451
Citizens Bank I	Retail	Wayne	PA	12/27/2013	—	(1)	1,923	1,923	—	—	3,846	727
Truist Bank II	Retail	Bushnell	FL	1/8/2014	—	(12)	385	1,216	—	—	1,601	289
Truist Bank II	Retail	Chattanooga	TN	1/8/2014	—	(12)	358	564	—	—	922	150
Truist Bank II	Retail	Douglasville	GA	1/8/2014	—	(12)	410	749	—	—	1,159	199
Truist Bank II	Retail	Duluth	GA	1/8/2014	—	(12)	1,081	2,111	—	—	3,192	536
Truist Bank II	Retail	East Ridge	TN	1/8/2014	—	(12)	276	475	—	—	751	141
Truist Bank II	Retail	Mauldin	SC	1/8/2014	—	(12)	542	704	—	—	1,246	208
Truist Bank II	Retail	Okeechobee	FL	1/8/2014	—	(12)	339	1,569	—	—	1,908	511
Truist Bank II	Retail	Panama City	FL	1/8/2014	—	(12)	484	1,075	—	—	1,559	295
Mattress Firm IV	Retail	Meridian	ID	1/10/2014	—	(12)	691	1,193	—	—	1,884	320
Dollar General XII	Retail	Sunrise Beach	MO	1/15/2014	—	(1)	105	795	—	—	900	300
FedEx Ground IV	Distribution	Council Bluffs	IA	1/24/2014	—	(1)	768	3,908	—	—	4,676	1,117
Mattress Firm V	Retail	Florence	AL	1/28/2014	—	(12)	299	1,478	—	13	1,790	391
Mattress Firm I	Retail	Aiken	SC	2/5/2014	—	(12)	426	1,029	—	—	1,455	316
Family Dollar VII	Retail	Bernice	LA	2/7/2014	—	(1)	51	527	—	—	578	146
Aaron's I	Retail	Erie	PA	2/10/2014	—	(1)	126	708	—	—	834	178
AutoZone III	Retail	Caro	MI	2/13/2014	—	(1)	135	855	—	—	990	222
Advance Auto III	Retail	Taunton	MA	2/25/2014	—	(1)	404	1,148	—	—	1,552	273
Family Dollar VIII	Retail	Dexter	NM	3/3/2014	—	(1)	79	745	—	—	824	231
Family Dollar VIII	Retail	Hale Center	TX	3/3/2014	—	(1)	111	624	—	—	735	195
Family Dollar VIII	Retail	Plains	TX	3/3/2014	—	(1)	100	624	—	—	724	192
Dollar General XVII	Retail	Tullos	LA	3/6/2014	—	(1)	114	736	—	—	850	196
Truist Bank III	Retail	Athens	GA	3/10/2014	—	(6)	427	472	—	—	899	186
Truist Bank III	Retail	Avondale	MD	3/10/2014	—	(6)	1,760	485	—	—	2,245	130
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(6)	996	1,536	—	—	2,532	392
Truist Bank III	Retail	Brentwood	TN	3/10/2014	—	(6)	885	1,987	—	—	2,872	499
Truist Bank III	Retail	Casselberry	FL	3/10/2014	—	(12)	609	2,443	—	—	3,052	607
Truist Bank IV	Retail	Chamblee	GA	3/10/2014	—	(6)	1,029	813	—	—	1,842	224
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(6)	419	811	—	—	1,230	202

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Truist Bank III	Retail	Chattanooga	TN	3/10/2014	—	(12)	191	335	—	—	526	85
First Horizon Bank	Retail	Collinsville	VA	3/10/2014	—	(6)	215	555	—	—	770	145
Truist Bank IV	Retail	Columbus	GA	3/10/2014	—	(6)	417	1,395	—	—	1,812	357
Truist Bank III	Retail	Conyers	GA	3/10/2014	—	(6)	205	1,334	—	—	1,539	329
Truist Bank IV	Office	Creedmoor	NC	3/10/2014	—	(12)	306	789	(128)	(300)	667	171
Truist Bank III	Retail	Daytona Beach	FL	3/10/2014	—	(12)	443	1,586	—	—	2,029	428
Truist Bank III	Retail	Dunn	NC	3/10/2014	—		384	616	(211)	(414)	375	10
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(6)	284	506	—	—	790	160
First Horizon Bank	Retail	Durham	NC	3/10/2014	—	(6)	488	742	—	—	1,230	186
Truist Bank III	Retail	Fairfax	VA	3/10/2014	—		2,835	1,081	(1,806)	(786)	1,324	—
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(12)	457	816	—	—	1,273	229
Truist Bank III	Retail	Gainesville	FL	3/10/2014	—	(12)	458	2,139	—	—	2,597	529
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(12)	590	1,007	—	—	1,597	278
Truist Bank III	Retail	Greenville	SC	3/10/2014	—	(6)	264	684	—	—	948	181
Truist Bank III	Retail	Gulf Breeze	FL	3/10/2014	—	(12)	1,092	1,569	—	—	2,661	418
Truist Bank III	Retail	Hendersonville	NC	3/10/2014	—	(12)	468	945	—	—	1,413	246
Truist Bank III	Retail	Indian Harbour Beach	FL	3/10/2014	—	(12)	914	1,181	—	—	2,095	429

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Truist Bank III	Retail	Inverness	FL	3/10/2014	—	(12)	867	2,559	—	—	3,426	655
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(12)	871	372	—	—	1,243	115
Truist Bank III	Retail	Jacksonville	FL	3/10/2014	—	(12)	366	1,136	—	—	1,502	296
Truist Bank III	Retail	Lithonia	GA	3/10/2014	—	(12)	212	770	—	—	982	200
Truist Bank III	Retail	Lutz	FL	3/10/2014	—	(12)	438	1,477	—	—	1,915	364
Truist Bank III	Retail	Macon	GA	3/10/2014	—	(12)	214	771	—	—	985	223
Truist Bank IV	Retail	Madison	GA	3/10/2014	—	(12)	304	612	—	—	916	146
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(6)	2,168	1,169	—	—	3,337	322
Truist Bank III	Retail	Marietta	GA	3/10/2014	—	(12)	1,087	2,056	—	—	3,143	495
Truist Bank III	Retail	Mebane	NC	3/10/2014	—	(12)	500	887	—	—	1,387	222
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(12)	772	1,927	—	—	2,699	493
Truist Bank III	Retail	Melbourne	FL	3/10/2014	—	(12)	788	1,888	—	—	2,676	466
Truist Bank III	Retail	Morristown	TN	3/10/2014	—	(6)	214	444	—	—	658	158
Truist Bank III	Retail	Mount Dora	FL	3/10/2014	—	(12)	570	1,933	—	—	2,503	476
Truist Bank III	Retail	Murfreesboro	TN	3/10/2014	—	(6)	451	847	—	—	1,298	202
Truist Bank III	Retail	Nashville	TN	3/10/2014	—	(12)	1,776	1,601	—	—	3,377	462
Truist Bank IV	Retail	Ocala	FL	3/10/2014	—	(6)	581	1,091	—	—	1,672	324
Truist Bank III	Retail	Ocala	FL	3/10/2014	—	(6)	347	1,336	—	—	1,683	471
First Horizon Bank	Retail	Onancock	VA	3/10/2014	—	(6)	829	1,300	—	—	2,129	310
Truist Bank III	Retail	Orlando	FL	3/10/2014	—	(12)	1,234	1,125	—	—	2,359	301
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(12)	873	2,235	—	—	3,108	553
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(12)	1,047	1,566	—	—	2,613	428
Truist Bank III	Retail	Ormond Beach	FL	3/10/2014	—	(12)	854	1,385	—	—	2,239	366
Truist Bank III	Retail	Peachtree City	GA	3/10/2014	—	(6)	887	2,242	—	—	3,129	585
First Horizon Bank	Retail	Pittsboro	NC	3/10/2014	—	(6)	61	510	—	—	571	116
Truist Bank III	Retail	Pompano Beach	FL	3/10/2014	—	(12)	886	2,024	—	—	2,910	496
Truist Bank III	Retail	Port St. Lucie	FL	3/10/2014	—	(12)	913	1,772	—	—	2,685	477
Truist Bank IV	Retail	Prince Frederick	MD	3/10/2014	—	(6)	2,431	940	—	—	3,371	260
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(6)	153	313	—	—	466	95
Truist Bank III	Office	Richmond	VA	3/10/2014	—	(12)	3,141	7,441	(804)	2,231	12,009	3,056
Truist Bank III	Retail	Richmond	VA	3/10/2014	—	(6)	233	214	—	—	447	66
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(6)	753	1,165	—	—	1,918	310
Truist Bank III	Retail	Roanoke	VA	3/10/2014	—	(12)	316	734	—	—	1,050	188
Truist Bank III	Retail	Sarasota	FL	3/10/2014	—	(12)	741	852	—	—	1,593	241
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(12)	458	936	—	—	1,394	285

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Truist Bank III	Retail	Savannah	GA	3/10/2014	—	(6)	224	1,116	—	—	1,340	284
Truist Bank III	Retail	Signal Mountain	TN	3/10/2014	—	(6)	296	697	—	—	993	177
Truist Bank III	Retail	Soddy Daisy	TN	3/10/2014	—	(6)	338	624	—	—	962	153
Truist Bank IV	Retail	Spring Hill	FL	3/10/2014	—	(6)	673	2,550	—	—	3,223	616
Truist Bank III	Retail	St. Petersburg	FL	3/10/2014	—	(12)	803	1,043	—	—	1,846	268
Truist Bank III	Retail	Stockbridge	GA	3/10/2014	—	(6)	358	760	—	—	1,118	206
Truist Bank III	Retail	Stone Mountain	GA	3/10/2014	—	(6)	605	522	—	—	1,127	134
First Horizon Bank	Retail	Stuart	VA	3/10/2014	—	(6)	374	1,532	—	—	1,906	380
Truist Bank III	Retail	Sylvester	GA	3/10/2014	—	(12)	242	845	—	—	1,087	225
Truist Bank III	Retail	Tamarac	FL	3/10/2014	—	(12)	997	1,241	1	—	2,239	326
Truist Bank III	Retail	Union City	GA	3/10/2014	—	(6)	400	542	—	—	942	150
First Horizon Bank	Retail	Winston-Salem	NC	3/10/2014	—	(12)	362	513	—	—	875	139
First Horizon Bank	Retail	Yadkinville	NC	3/10/2014	—	(6)	438	765	—	—	1,203	191
Dollar General XVIII	Retail	Deville	LA	3/19/2014	—	(1)	93	741	—	—	834	195
Mattress Firm I	Retail	Holland	MI	3/19/2014	—	(12)	507	1,014	—	—	1,521	297
Dollar General XVII	Retail	Hornbeck	LA	3/25/2014	—	(1)	82	780	—	—	862	203
Family Dollar IX	Retail	Fannettsburg	PA	4/8/2014	—	(1)	165	803	—	—	968	205
Mattress Firm I	Retail	Saginaw	MI	4/8/2014	—	(12)	337	1,140	—	—	1,477	317
Bi-Lo I	Retail	Greenville	SC	5/8/2014	—	(12)	1,504	4,770	—	—	6,274	1,181
Stop & Shop I	Retail	Bristol	RI	5/8/2014	—	(2)	2,860	10,010	—	—	12,870	2,415
Stop & Shop I	Retail	Cumberland	RI	5/8/2014	—		3,295	13,693	—	—	16,988	3,392
Stop & Shop I	Retail	Framingham	MA	5/8/2014	—	(2)	3,971	12,289	—	—	16,260	2,765
Stop & Shop I	Retail	Malden	MA	5/8/2014	—	(2)	4,418	15,195	—	—	19,613	3,406
Stop & Shop I	Retail	Sicklerville	NJ	5/8/2014	—	(1)	2,367	9,873	—	—	12,240	2,309
Stop & Shop I	Retail	Southington	CT	5/8/2014	—	(1)	3,238	13,169	—	—	16,407	3,119
Stop & Shop I	Retail	Swampscott	MA	5/8/2014	—	(2)	3,644	12,982	—	—	16,626	2,905
Dollar General XVII	Retail	Forest Hill	LA	5/12/2014	—	(1)	83	728	—	—	811	191
Dollar General XIX	Retail	Chelsea	OK	5/13/2014	—	(1)	231	919	—	—	1,150	264
Dollar General XX	Retail	Brookhaven	MS	5/14/2014	—	(1)	186	616	—	—	802	158
Dollar General XX	Retail	Columbus	MS	5/14/2014	—	(1)	370	491	—	—	861	143
Dollar General XX	Retail	Forest	MS	5/14/2014	—	(1)	72	856	—	—	928	208
Dollar General XX	Retail	Rolling Fork	MS	5/14/2014	—	(1)	244	929	—	—	1,173	231
Dollar General XX	Retail	West Point	MS	5/14/2014	—	(1)	318	506	—	—	824	157
Dollar General XXI	Retail	Huntington	WV	5/29/2014	—	(1)	101	1,101	—	—	1,202	303
Dollar General XXII	Retail	Warren	IN	5/30/2014	—	(1)	88	962	—	—	1,050	224

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
FedEx Ground V	(19)	Distribution	Sioux City	IA	2/18/2016	—	(1)	199	5,638	56	—	5,893	1,122
FedEx Ground VII		Distribution	Eagle River	WI	2/19/2016	—	(1)	40	6,022	—	—	6,062	1,287
FedEx Ground VI		Distribution	Grand Forks	ND	2/19/2016	—	(1)	1,288	8,988	—	75	10,351	2,052
FedEx Ground VIII		Distribution	Mosinee	WI	2/23/2016	—	(1)	203	9,017	—	—	9,220	2,049
Anderson Station	(13)	Multi-tenant Retail	Anderson	SC	2/16/2017	—	(4)	5,201	27,100	—	3,511	35,812	5,356
Riverbend Marketplace	(13)	Multi-tenant Retail	Asheville	NC	2/16/2017	—	(4)	4,949	18,213	—	133	23,295	3,120
Northlake Commons	(13)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(12)	17,539	16,342	—	394	34,275	3,158
Shops at Rivergate South	(13)	Multi-tenant Retail	Charlotte	NC	2/16/2017	—	(4)	5,202	28,378	—	1,451	35,031	4,902
Cross Pointe Centre (20)	(13)	Multi-tenant Retail	Fayetteville	NC	2/16/2017	—	(4)	8,075	19,717	(3,720)	733	24,805	3,456
Parkside Shopping Center	(13)	Multi-tenant Retail	Frankfort	KY	2/16/2017	—	(12)	9,978	29,996	695	1,102	41,771	5,838
Patton Creek	(13)	Multi-tenant Retail	Hoover	AL	2/16/2017	—		15,799	79,150	1,078	708	96,735	13,098
Southway Shopping Center	(13)	Multi-tenant Retail	Houston	TX	2/16/2017	—	(12)	10,260	24,440	—	2,174	36,874	4,053
Northpark Center	(13)	Multi-tenant Retail	Huber Heights	OH	2/16/2017	—	(4)	8,975	28,552	—	2,007	39,534	5,199
Tiffany Springs MarketCenter	(13)	Multi-tenant Retail	Kansas City	MO	2/16/2017	—	(12)	10,154	50,832	—	3,768	64,754	10,072
North Lakeland Plaza	(13)	Multi-tenant Retail	Lakeland	FL	2/16/2017	—	(4)	2,599	12,652	—	513	15,764	2,215
Best on the Boulevard	(13)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(4)	10,046	32,706	—	1,201	43,953	5,701
Montecito Crossing	(13)	Multi-tenant Retail	Las Vegas	NV	2/16/2017	—	(4)	16,204	36,477	—	1,683	54,364	6,524
Pine Ridge Plaza	(13)	Multi-tenant Retail	Lawrence	KS	2/16/2017	—	(12)	14,008	20,935	—	980	35,923	3,899
Jefferson Commons	(13)	Multi-tenant Retail	Louisville	KY	2/16/2017	—	(4)	5,110	29,432	—	2,781	37,323	5,872
Towne Centre Plaza	(13)	Multi-tenant Retail	Mesquite	TX	2/16/2017	—	(12)	3,553	11,992	—	863	16,408	2,336
Township Marketplace	(13)	Multi-tenant Retail	Monaca	PA	2/16/2017	—	(12)	8,146	39,267	—	1,478	48,891	6,517
Northwoods Marketplace	(13)	Multi-tenant Retail	North Charleston	SC	2/16/2017	—	(12)	13,474	28,362	—	758	42,594	4,913
Centennial Plaza	(13)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(4)	3,488	30,054	—	186	33,728	4,914
Village at Quail Springs	(13)	Multi-tenant Retail	Oklahoma City	OK	2/16/2017	—	(12)	2,307	9,983	—	2,223	14,513	2,607
Colonial Landing (19)	(13)	Multi-tenant Retail	Orlando	FL	2/16/2017	—	(12)	—	44,255	—	3,242	47,497	7,593
The Centrum	(13)	Multi-tenant Retail	Pineville	NC	2/16/2017	—	(12)	12,013	26,242	—	4,706	42,961	5,179
Liberty Crossing	(13)	Multi-tenant Retail	Rowlett	TX	2/16/2017	—	(12)	6,285	20,700	—	1,195	28,180	3,694

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
San Pedro Crossing	(13)	Multi-tenant Retail	San Antonio	TX	2/16/2017	—	(4)	10,118	38,655	—	6,187	54,960	7,645
Prairie Towne Center	(13)	Multi-tenant Retail	Schaumburg	IL	2/16/2017	—	(12)	11,070	19,528	—	3,852	34,450	4,093
Shops at Shelby Crossing	(13)	Multi-tenant Retail	Sebring	FL	2/16/2017	—		4,478	32,316	—	4,503	41,297	6,836
Stirling Slidell Centre	(13)	Multi-tenant Retail	Slidell	LA	2/16/2017	—		3,495	18,113	(342)	(8,470)	12,796	687
Bison Hollow	(13)	Multi-tenant Retail	Traverse City	MI	2/16/2017	—	(12)	4,346	15,944	—	226	20,516	2,613
Southroads Shopping Center	(13)	Multi-tenant Retail	Tulsa	OK	2/16/2017	—	(12)	6,663	60,721	31	834	68,249	10,507
The Streets of West Chester	(13)	Multi-tenant Retail	West Chester	OH	2/16/2017	—	(12)	11,313	34,305	517	363	46,498	5,997
Shoppes of West Melbourne	(13)	Multi-tenant Retail	West Melbourne	FL	2/16/2017	—	(4)	4,258	19,138	—	1,311	24,707	3,321
Shoppes at Wyomissing	(13)	Multi-tenant Retail	Wyomissing	PA	2/16/2017	—	(12)	4,108	32,446	(3,037)	(25,331)	8,186	233
Dollar General XXIII		Retail	Dewitt	NY	3/31/2017	—	(5)	233	1,044	—	—	1,277	194
Dollar General XXIII		Retail	Farmington	NY	3/31/2017	—	(5)	374	1,037	—	—	1,411	195
Dollar General XXIII		Retail	Geddes	NY	3/31/2017	—	(5)	191	1,018	—	—	1,209	192
Dollar General XXIII		Retail	Otego	NY	3/31/2017	—	(5)	285	1,070	—	—	1,355	203
Dollar General XXIII		Retail	Parish	NY	3/31/2017	—	(5)	164	1,071	—	—	1,235	208
Dollar General XXIII		Retail	Utica	NY	3/31/2017	—	(5)	301	1,034	—	—	1,335	206
Jo-Ann Fabrics I		Retail	Freeport	IL	4/17/2017	—	(5)	119	1,663	—	—	1,782	280
Bob Evans I		Retail	Ashland	KY	4/28/2017	—	(3)	446	1,771	—	—	2,217	287
Bob Evans I		Retail	Bloomington	IN	4/28/2017	—	(3)	405	1,351	—	—	1,756	222
Bob Evans I		Retail	Bucyrus	OH	4/28/2017	—	(3)	224	1,450	—	—	1,674	246
Bob Evans I		Retail	Columbia City	IN	4/28/2017	—	(3)	333	594	—	—	927	122
Bob Evans I		Retail	Coshocton	OH	4/28/2017	—	(3)	386	1,326	—	—	1,712	250
Bob Evans I		Retail	Dublin	OH	4/28/2017	—	(3)	701	645	—	—	1,346	136

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Bob Evans I	Retail	Elyria	OH	4/28/2017	—	(3)	540	1,003	—	—	1,543	190
Bob Evans I	Retail	Franklin	OH	4/28/2017	—	(3)	620	1,581	—	—	2,201	275
Bob Evans I	Retail	Kettering	OH	4/28/2017	—	(3)	264	1,493	—	—	1,757	260
Bob Evans I	Retail	Lansing	MI	4/28/2017	—	(3)	817	1,093	—	—	1,910	222
Bob Evans I	Retail	Lebanon	OH	4/28/2017	—	(3)	628	1,328	—	—	1,956	248
Bob Evans I	Retail	Lewes	DE	4/28/2017	—	(3)	660	1,016	—	—	1,676	188
Bob Evans I	Retail	Marietta	OH	4/28/2017	—	(3)	631	1,890	—	—	2,521	321
Bob Evans I	Retail	Miamisburg	OH	4/28/2017	—	(3)	339	1,791	—	—	2,130	301
Bob Evans I	Retail	Paducah	KY	4/28/2017	—	(3)	296	697	—	—	993	140
Bob Evans I	Retail	Plymouth	IN	4/28/2017	—	(3)	172	1,023	—	—	1,195	181
Bob Evans I	Retail	Roseville	MI	4/28/2017	—	(3)	861	854	—	—	1,715	183
Bob Evans I	Retail	Steubenville	OH	4/28/2017	—	(3)	641	1,638	—	—	2,279	316
Bob Evans I	Retail	Streetsboro	OH	4/28/2017	—	(3)	1,078	780	—	—	1,858	164
Bob Evans I	Retail	Taylor	MI	4/28/2017	—	(3)	542	1,210	—	—	1,752	225
Bob Evans I	Retail	Uniontown	PA	4/28/2017	—	(3)	494	1,104	—	—	1,598	222
Bob Evans I	Retail	Weirton	WV	4/28/2017	—	(3)	305	900	—	—	1,205	190
FedEx Ground IX	Distribution	Brainerd	MN	5/3/2017	—	(5)	587	3,415	—	—	4,002	694
Chili's II	Retail	McHenry	IL	5/10/2017	—	(5)	973	2,557	—	—	3,530	425
Dollar General XXIII	Retail	Kingston	NY	5/10/2017	—	(5)	432	1,027	—	—	1,459	200
Sonic Drive In I	Retail	Robertsdale	AL	6/2/2017	—	(5)	358	1,043	—	—	1,401	186
Sonic Drive In I	Retail	Tuscaloosa	AL	6/2/2017	—	(5)	1,808	841	—	—	2,649	151
Bridgestone HOSEpower I	Distribution	Columbia	SC	6/8/2017	—	(5)	307	1,973	—	—	2,280	335
Bridgestone HOSEpower I	Distribution	Elko	NV	6/8/2017	—	(5)	358	1,642	—	—	2,000	301
Dollar General XXIII	Retail	Kerhonkson	NY	6/16/2017	—	(5)	247	953	—	—	1,200	176
Bridgestone HOSEpower II	Distribution	Jacksonville	FL	7/3/2017	—	(5)	236	1,762	—	—	1,998	287
FedEx Ground X	Distribution	Rolla	MO	7/14/2017	—	(5)	469	9,653	—	—	10,122	1,897
Chili's III	Retail	Machesney Park	IL	8/9/2017	—	(5)	1,254	2,922	—	—	4,176	470
FedEx Ground XI	Distribution	Casper	WY	9/15/2017	—	(5)	386	3,469	—	—	3,855	559
Hardee's I	Retail	Ashland	AL	9/26/2017	—		170	827	(71)	(426)	500	4
Tractor Supply IV	Retail	Flandreau	SD	10/30/2017	—	(5)	194	1,110	—	—	1,304	168
Tractor Supply IV	Retail	Hazen	ND	10/30/2017	—	(5)	242	1,290	—	—	1,532	212
Circle K II	Retail	Harlingen	TX	11/2/2017	—	(6)	575	945	—	—	1,520	152
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	734	1,294	—	—	2,028	206
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	675	1,250	—	—	1,925	225
Circle K II	Retail	Laredo	TX	11/2/2017	—	(6)	226	443	—	—	669	72
Circle K II	Retail	Rio Grande	TX	11/2/2017	—	(6)	625	1,257	—	—	1,882	201
Circle K II	Retail	Weslaco	TX	11/2/2017	—	(6)	547	1,183	—	—	1,730	194
Sonic Drive In II	Retail	Biloxi	MS	11/3/2017	—	(6)	397	621	—	—	1,018	104
Sonic Drive In II	Retail	Collins	MS	11/3/2017	—	(6)	272	992	—	—	1,264	165
Sonic Drive In II	Retail	Ellisville	MS	11/3/2017	—	(6)	251	1,114	—	—	1,365	168
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	100	930	—	—	1,030	161
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	199	660	—	—	859	100

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Sonic Drive In II	Retail	Gulfport	MS	11/3/2017	—	(6)	232	746	—	—	978	127
Sonic Drive In II	Retail	Hattiesburg	MS	11/3/2017	—	(6)	351	788	—	—	1,139	136
Sonic Drive In II	Retail	Lithia	FL	11/3/2017	—	(6)	352	478	—	—	830	92
Sonic Drive In II	Retail	Long Beach	MS	11/3/2017	—	(6)	210	840	—	—	1,050	145
Sonic Drive In II	Retail	Magee	MS	11/3/2017	—	(6)	300	740	—	—	1,040	130
Sonic Drive In II	Retail	Petal	MS	11/3/2017	—	(6)	100	1,053	—	—	1,153	160
Sonic Drive In II	Retail	Plant City	FL	11/3/2017	—	(6)	250	525	—	—	775	109
Sonic Drive In II	Retail	Purvis	MS	11/3/2017	—	(6)	129	896	—	—	1,025	137
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(6)	267	502	—	—	769	92
Sonic Drive In II	Retail	Riverview	FL	11/3/2017	—	(6)	392	679	—	—	1,071	116
Sonic Drive In II	Retail	Tylertown	MS	11/3/2017	—	(6)	191	1,197	—	—	1,388	196
Sonic Drive In II	Retail	Wauchula	FL	11/3/2017	—	(6)	191	346	—	—	537	64
Sonic Drive In II	Retail	Waveland	MS	11/3/2017	—	(6)	322	594	—	—	916	105
Sonic Drive In II	Retail	Waynesboro	MS	11/3/2017	—	(6)	188	517	—	—	705	90
Sonic Drive In II	Retail	Woodville	MS	11/3/2017	—	(6)	160	1,179	—	—	1,339	176
Bridgestone HOSEpower III	Distribution	Sulphur	LA	12/20/2017	—	(5)	882	2,176	—	—	3,058	326
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	521	1,561	—	—	2,082	237
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	717	1,510	—	—	2,227	241
Sonny's BBQ I	Retail	Tallahassee	FL	1/15/2018	—	(6)	491	2,281	—	—	2,772	332
Mountain Express I	Retail	Baldwin	GA	1/25/2018	—	(6)	861	690	—	—	1,551	118
Mountain Express I	Retail	Buford	GA	1/25/2018	—	(6)	883	1,130	—	—	2,013	201
Mountain Express I	Retail	Canton	GA	1/25/2018	—	(6)	348	1,463	—	—	1,811	259
Mountain Express I	Retail	Chatsworth	GA	1/25/2018	—	(6)	673	1,108	—	—	1,781	192
Mountain Express I	Retail	Douglasville	GA	1/25/2018	—	(6)	958	808	—	—	1,766	128
Mountain Express I	Retail	Jasper	GA	1/25/2018	—	(6)	1,167	823	—	—	1,990	136
Mountain Express I	Retail	Summerville	GA	1/25/2018	—	(6)	270	1,019	—	—	1,289	158
Mountain Express I	Retail	Trion	GA	1/25/2018	—	(6)	379	1,077	—	—	1,456	198
Mountain Express I	Retail	Woodstock	GA	1/25/2018	—	(6)	578	804	—	—	1,382	133
Kum & Go I	Retail	Omaha	NE	2/27/2018	—	(12)	1,391	1,350	—	—	2,741	302
DaVita I	Retail	Bolivar	TN	2/28/2018	—	(6)	101	623	—	—	724	89
DaVita I	Retail	Brownsville	TN	2/28/2018	—	(6)	61	1,166	—	15	1,242	157
White Oak I	Retail	Casey	IA	3/9/2018	—	(12)	512	164	—	17	693	30
White Oak I	Retail	Hospers	IA	3/9/2018	—	(12)	674	236	—	17	927	42
White Oak I	Retail	Jefferson	IA	3/9/2018	—		662	484	—	17	1,163	79
White Oak I	Retail	Muscatine	IA	3/9/2018	—		1,142	671	—	17	1,830	110
White Oak I	Retail	Nevada	IA	3/9/2018	—		347	199	—	17	563	36
White Oak I	Retail	Nevada	IA	3/9/2018	—		928	377	—	17	1,322	66

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
White Oak I	Retail	Omaha	NE	3/9/2018	—	(12)	867	273	—	17	1,157	53
White Oak I	Retail	Omaha	NE	3/9/2018	—	(12)	885	649	—	17	1,551	99
White Oak I	Retail	Wapello	IA	3/9/2018	—		708	627	—	17	1,352	100
Mountain Express II	Retail	Arley	AL	6/14/2018	—	(6)	590	428	—	—	1,018	73
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(6)	669	978	—	—	1,647	142
Mountain Express II	Retail	Cullman	AL	6/14/2018	—	(6)	794	858	—	—	1,652	132
Mountain Express II	Retail	Eva	AL	6/14/2018	—	(6)	782	258	—	—	1,040	47
Mountain Express II	Retail	Good Hope	AL	6/14/2018	—	(6)	1,080	685	—	—	1,765	122
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	1,470	659	—	—	2,129	98
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	2,468	710	—	—	3,178	106
Mountain Express II	Retail	Huntsville	AL	6/14/2018	—	(6)	1,882	316	—	—	2,198	51
Mountain Express II	Retail	Oneonta	AL	6/14/2018	—	(6)	1,057	532	—	—	1,589	74
Mountain Express II	Retail	Owens Cross	AL	6/14/2018	—	(6)	578	1,386	—	—	1,964	187
Mountain Express II	Retail	Pine Campbell	AL	6/14/2018	—	(6)	819	219	—	—	1,038	36
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(6)	840	566	—	—	1,406	78
Mountain Express II	Retail	Red Bay	AL	6/14/2018	—	(6)	254	393	—	—	647	54
Mountain Express II	Retail	Russellville	AL	6/14/2018	—	(6)	594	378	—	—	972	56
Mountain Express II	Retail	Vina	AL	6/14/2018	—		549	300	—	—	849	42
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(6)	674	1,827	—	—	2,501	228
Dialysis I	Retail	Michigan City	IN	7/20/2018	—	(1)	360	1,726	—	—	2,086	259
Dialysis I	Retail	Auburn	ME	7/20/2018	—	(6)	78	2,766	—	43	2,887	333
Dialysis I	Retail	Benton Harbor	MI	7/20/2018	—	(6)	241	1,687	—	—	1,928	232
Dialysis I	Retail	East Knoxville	TN	7/20/2018	—	(6)	497	1,429	—	—	1,926	193
Dialysis I	Retail	Grand Rapids	MI	7/20/2018	—	(6)	612	412	—	74	1,098	58
Dialysis I	Retail	Sikeston	MO	7/20/2018	—	(6)	221	1,762	—	—	1,983	241
Children of America I	Office	New Britain	PA	8/13/2018	—		224	3,319	—	—	3,543	406
Children of America I	Office	Warminster	PA	8/13/2018	—		284	3,225	—	—	3,509	393
Burger King II	Retail	Pineville	LA	8/20/2018	—	(6)	462	1,136	—	—	1,598	158
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(12)	111	628	—	17	756	95
White Oak II	Retail	Council Bluffs	IA	8/27/2018	—	(12)	122	566	—	17	705	79
White Oak II	Retail	Glenwood	IA	8/27/2018	—		20	351	—	17	388	43
White Oak II	Retail	Missouri Valley	IA	8/27/2018	—		40	388	—	17	445	55
White Oak II	Retail	Red Oak	IA	8/27/2018	—		30	543	—	17	590	73
White Oak II	Retail	Sioux Center	IA	8/27/2018	—	(12)	20	358	—	17	395	46
White Oak II	Retail	Sioux City	IA	8/27/2018	—		70	339	—	17	426	46
White Oak II	Retail	Sioux City	IA	8/27/2018	—	(12)	81	396	—	17	494	50
White Oak II	Retail	Sioux City	IA	8/27/2018	—		101	519	—	27	647	81

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Bob Evans II	Retail	Aurora	IN	8/31/2018	—	(6)	237	1,675	—	—	1,912	226
Bob Evans II	Retail	Barboursville	WV	8/31/2018	—	(6)	987	807	—	—	1,794	102
Bob Evans II	Retail	Bay City	MI	8/31/2018	—	(6)	796	313	—	—	1,109	49
Bob Evans II	Retail	Bluefield	VA	8/31/2018	—	(6)	440	1,454	—	—	1,894	181
Bob Evans II	Retail	Bridgeport	OH	8/31/2018	—	(6)	335	1,301	—	—	1,636	163
Bob Evans II	Retail	Bridgeport	WV	8/31/2018	—	(6)	481	1,819	—	—	2,300	232
Bob Evans II	Retail	Burbank	OH	8/31/2018	—	(6)	172	1,804	—	—	1,976	252
Bob Evans II	Retail	Cadillac	MI	8/31/2018	—	(6)	345	1,447	—	—	1,792	192
Bob Evans II	Retail	Circleville	OH	8/31/2018	—	(6)	911	1,686	—	—	2,597	230
Bob Evans II	Retail	Columbus	OH	8/31/2018	—	(6)	615	1,252	—	—	1,867	170
Bob Evans II	Retail	E Liverpool	OH	8/31/2018	—	(6)	399	1,533	—	—	1,932	209
Bob Evans II	Retail	Greenville	OH	8/31/2018	—	(6)	460	1,900	—	—	2,360	232
Bob Evans II	Retail	Hamilton	OH	8/31/2018	—	(6)	441	1,344	—	—	1,785	186
Bob Evans II	Retail	Huntington	WV	8/31/2018	—	(6)	255	1,563	—	—	1,818	190
Bob Evans II	Retail	Jackson	OH	8/31/2018	—	(6)	596	1,487	—	—	2,083	203
Bob Evans II	Retail	Jeffersonville	OH	8/31/2018	—	(6)	193	1,508	—	—	1,701	233
Bob Evans II	Retail	Lavale	MD	8/31/2018	—	(6)	527	2,536	—	—	3,063	311
Bob Evans II	Retail	Mt. Pleasant	MI	8/31/2018	—	(6)	559	1,149	—	—	1,708	177
Bob Evans II	Retail	New Martinsville	WV	8/31/2018	—	(6)	703	1,206	—	—	1,909	161
Bob Evans II	Retail	Norwalk	OH	8/31/2018	—	(6)	123	2,559	—	—	2,682	333
Bob Evans II	Retail	South Point	OH	8/31/2018	—	(6)	420	1,436	—	—	1,856	200
Bob Evans II	Retail	White Hall	WV	8/31/2018	—	(6)	347	1,185	—	—	1,532	150
Taco John's	Retail	Chanute	KS	9/14/2018	—	(6)	81	642	—	—	723	84
Taco John's	Retail	Mountain Home	ID	9/14/2018	—	(6)	81	561	—	—	642	74
Mountain Express III	Retail	Canton	GA	9/19/2018	—	(6)	703	1,719	—	—	2,422	236
Mountain Express III	Retail	Clinton	SC	9/19/2018	—	(6)	581	1,113	—	—	1,694	136
Mountain Express III	Retail	Cornelia	GA	9/19/2018	—	(6)	363	778	—	—	1,141	113
Mountain Express III	Retail	Cumming	GA	9/19/2018	—	(6)	161	1,403	—	—	1,564	181
Mountain Express III	Retail	Ellijay	GA	9/19/2018	—	(6)	517	1,803	—	—	2,320	250
Mountain Express III	Retail	Hogansville	GA	9/19/2018	—	(6)	141	1,068	—	—	1,209	174
Mountain Express III	Retail	Homer	GA	9/19/2018	—	(6)	221	991	—	—	1,212	137
Mountain Express III	Retail	McCaysville	GA	9/19/2018	—	(6)	371	720	—	—	1,091	91

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Mountain Express III	Retail	Nettleton	MS	9/19/2018	—	(6)	212	660	—	—	872	86
Mountain Express III	Retail	Riverdale	GA	9/19/2018	—	(6)	1,001	1,920	—	—	2,921	259
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(6)	315	708	—	—	1,023	99
Mountain Express III	Retail	Toccoa	GA	9/19/2018	—	(6)	262	908	—	—	1,170	125
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(6)	913	1,628	—	—	2,541	237
Mountain Express III	Retail	Woodstock	GA	9/19/2018	—	(6)	2,202	1,234	—	—	3,436	175
Taco John's	Retail	Carroll	IA	9/21/2018	—	(6)	171	541	—	—	712	75
Taco John's	Retail	Cherokee	IA	9/21/2018	—	(6)	131	347	—	—	478	48
Taco John's	Retail	Independence	MO	9/28/2018	—	(6)	242	822	—	—	1,064	116
Taco John's	Retail	North Manakato	MN	9/28/2018	—	(6)	213	334	—	—	547	59
Taco John's	Retail	St. Peter	MN	9/28/2018	—	(6)	112	559	—	—	671	72
White Oak III	Retail	Bonham	TX	10/5/2018	—	(6)	734	1,952	—	—	2,686	276
DaVita II	Retail	Houston	TX	10/26/2018	—	(6)	246	1,982	—	—	2,228	251
Pizza Hut I	Retail	Charlotte	NC	10/29/2018	—	(6)	236	916	—	—	1,152	128
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(6)	305	922	—	—	1,227	122
Pizza Hut I	Retail	Columbus	OH	10/29/2018	—	(6)	187	464	—	—	651	64
Pizza Hut I	Retail	Gastonia	NC	10/29/2018	—	(6)	208	1,128	—	—	1,336	147
Pizza Hut I	Retail	Midland	TX	10/29/2018	—	(6)	207	662	—	—	869	81
Pizza Hut I	Retail	New Lexington	OH	10/29/2018	—	(6)	69	658	—	—	727	89
Pizza Hut I	Retail	Newton	NC	10/29/2018	—	(6)	79	755	—	—	834	94
Pizza Hut I	Retail	Westerville	OH	10/29/2018	—	(6)	167	830	—	—	997	112
Pizza Hut I	Retail	Zaneville	OH	10/29/2018	—	(6)	99	745	—	—	844	93
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(6)	236	1,022	—	—	1,258	137
Little Caesars I	Retail	Burton	MI	12/21/2018	—	(6)	88	684	—	—	772	103
Little Caesars I	Retail	Durand	MI	12/21/2018	—	(6)	39	401	—	—	440	53
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	30	553	—	—	583	72
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	39	632	—	—	671	76
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	10	543	—	—	553	59
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	49	577	—	—	626	79
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	108	569	—	—	677	75
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	16	653	—	—	669	75
Little Caesars I	Retail	Flint	MI	12/21/2018	—	(6)	30	781	—	—	811	90
Little Caesars I	Retail	Swartz Creek	MI	12/21/2018	—	(6)	79	492	—	—	571	69
Tractor Supply V	Retail	Americus	GA	12/27/2018	—	(6)	329	2,522	—	—	2,851	320
Tractor Supply V	Retail	Cadiz	OH	12/27/2018	—	(6)	179	2,546	—	—	2,725	336
Tractor Supply V	Retail	Catalina	AZ	12/27/2018	—	(6)	953	3,061	—	—	4,014	394

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Tractor Supply V	Retail	Sorocco	NM	12/27/2018	—	(6)	413	2,602	—	—	3,015	332
Caliber Collision I	Retail	Fayetteville	NC	12/28/2018	—	(1)	372	1,269	—	—	1,641	142
Caliber Collision I	Retail	Lutz	FL	12/28/2018	—	(1)	1,745	2,696	—	—	4,441	348
Caliber Collision I	Retail	Nolansville	TX	12/28/2018	—	(1)	360	973	—	—	1,333	121
Fresenius III	Retail	Cumming	GA	1/2/2019	—	(6)	141	1,206	—	—	1,347	142
Fresenius III	Retail	Enterprise	AL	1/2/2019	—	(6)	523	2,854	—	—	3,377	357
Fresenius III	Retail	Gulf Breeze	FL	1/2/2019	—	(6)	306	2,399	—	—	2,705	281
Fresenius III	Retail	Monroeville	AL	1/2/2019	—	(6)	219	1,330	—	43	1,592	179
Fresenius III	Retail	Pendleton	SC	1/2/2019	—	(6)	151	1,248	—	—	1,399	148
Fresenius III	Retail	Thomasville	AL	1/2/2019	—	(6)	482	1,045	—	—	1,527	140
Pizza Hut II	Retail	Afton	WY	1/28/2019	—	(6)	50	870	—	—	920	100
Pizza Hut II	Retail	Alva	OK	1/28/2019	—	(6)	191	1,129	—	—	1,320	137
Pizza Hut II	Retail	Buffalo	WY	1/28/2019	—	(6)	162	588	—	—	750	81
Pizza Hut II	Retail	Canadian	TX	1/28/2019	—	(6)	139	729	—	—	868	88
Pizza Hut II	Retail	Cherokee	OK	1/28/2019	—	(6)	101	474	—	—	575	63
Pizza Hut II	Retail	Cut Bank	MT	1/28/2019	—	(6)	131	808	—	—	939	97
Pizza Hut II	Retail	Dillion	MT	1/28/2019	—	(6)	71	760	—	—	831	88
Pizza Hut II	Retail	Douglas	WY	1/28/2019	—	(6)	322	1,085	—	—	1,407	133
Pizza Hut II	Retail	Elkhart	KS	1/28/2019	—	(6)	179	611	—	—	790	78
Pizza Hut II	Retail	Fairview	OK	1/28/2019	—	(6)	120	789	—	—	909	99
Pizza Hut II	Retail	Havre	MT	1/28/2019	—	(6)	175	2,061	—	—	2,236	230
Pizza Hut II	Retail	Helena	MT	1/28/2019	—	(6)	132	887	—	—	1,019	103
Pizza Hut II	Retail	Hennessey	OK	1/28/2019	—	(6)	81	743	—	—	824	83
Pizza Hut II	Retail	Hugoton	KS	1/28/2019	—	(6)	112	948	—	—	1,060	104
Pizza Hut II	Retail	Larned	KS	1/28/2019	—	(6)	159	633	—	—	792	89
Pizza Hut II	Retail	Lewistown	MT	1/28/2019	—	(6)	131	793	—	—	924	93
Pizza Hut II	Retail	Libby	MT	1/28/2019	—	(6)	50	1,011	—	—	1,061	117
Pizza Hut II	Retail	Liberal	KS	1/28/2019	—	(6)	20	956	—	—	976	95
Pizza Hut II	Retail	Meade	KS	1/28/2019	—	(6)	121	637	—	—	758	76
Pizza Hut II	Retail	Newcastle	WY	1/28/2019	—	(6)	71	735	—	—	806	82
Pizza Hut II	Retail	Polson	MT	1/28/2019	—	(6)	151	1,090	—	—	1,241	126
Pizza Hut II	Retail	Roosevelt	UT	1/28/2019	—	(6)	220	960	—	—	1,180	114
Pizza Hut II	Retail	Shattuck	OK	1/28/2019	—	(6)	100	531	—	—	631	68
Pizza Hut II	Retail	Shelby	MT	1/28/2019	—	(6)	150	502	—	—	652	70
Pizza Hut II	Retail	Spearman	TX	1/28/2019	—	(6)	230	869	—	—	1,099	113
Pizza Hut II	Retail	Thermpolis	WY	1/28/2019	—	(6)	70	863	—	—	933	103
Pizza Hut II	Retail	Ulyses	KS	1/28/2019	—	(6)	121	1,108	—	—	1,229	132

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Pizza Hut II	Retail	Vernal	UT	1/28/2019	—	(6)	211	733	—	—	944	90
Pizza Hut II	Retail	Watonga	OK	1/28/2019	—	(6)	70	939	—	—	1,009	108
Pizza Hut II	Retail	Wheatland	WY	1/28/2019	—	(6)	153	825	—	—	978	99
Mountain Express IV	Retail	Cabot	AR	2/25/2019	—	(6)	206	816	—	—	1,022	127
Mountain Express IV	Retail	Corning	AR	2/25/2019	—	(6)	283	865	—	—	1,148	86
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	371	1,180	—	—	1,551	158
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	217	668	—	—	885	82
Mountain Express IV	Retail	El Dorado	AR	2/25/2019	—	(6)	1,258	1,475	—	—	2,733	211
Mountain Express IV	Retail	Fordyce	AR	2/25/2019	—	(6)	548	1,530	—	—	2,078	156
Mountain Express IV	Retail	Hope	AR	2/25/2019	—	(6)	705	783	—	—	1,488	80
Mountain Express IV	Retail	Searcy	AR	2/25/2019	—	(6)	1,007	787	—	—	1,794	82
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	436	1,695	—	—	2,131	191
Mountain Express V	Retail	Buford	GA	2/28/2019	—	(1)	337	1,715	—	—	2,052	210
Mountain Express V	Retail	Canton	GA	2/28/2019	—	(1)	198	1,821	—	—	2,019	195
Mountain Express V	Retail	Conyers	GA	2/28/2019	—	(1)	199	2,220	—	—	2,419	264
Mountain Express V	Retail	Dahlonega	GA	2/28/2019	—	(1)	687	942	—	—	1,629	108
Mountain Express V	Retail	Elberton	GA	2/28/2019	—	(1)	268	1,760	—	—	2,028	231
Mountain Express V	Retail	Forest Park	GA	2/28/2019	—	(1)	983	1,118	—	—	2,101	123
Mountain Express V	Retail	Jonesboro	GA	2/28/2019	—	(1)	456	1,960	—	—	2,416	221
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	776	1,282	—	—	2,058	151
Mountain Express V	Retail	Lithia Springs	GA	2/28/2019	—	(1)	905	1,267	—	—	2,172	148
Mountain Express V	Retail	Loganville	GA	2/28/2019	—	(1)	258	2,102	—	—	2,360	239
Mountain Express V	Retail	Macon	GA	2/28/2019	—	(1)	543	908	—	—	1,451	108
Mountain Express V	Retail	Stockbridge	GA	2/28/2019	—	(1)	129	1,938	—	—	2,067	209
Fresenius IV	Retail	Alexandria	LA	3/21/2019	—	(6)	342	2,505	—	—	2,847	258
Mountain Express V	Retail	Forest Park	GA	3/22/2019	—	(1)	1,473	720	—	—	2,193	94
Tractor Supply V	Retail	New Cordell	OK	3/27/2019	—	(6)	332	2,246	—	—	2,578	288
Mountain Express V	Retail	Macon	GA	3/29/2019	—	(1)	1,085	872	—	—	1,957	108
Mountain Express V	Retail	Norcross	GA	3/29/2019	—	(1)	710	2,722	—	—	3,432	307
Mountain Express V	Retail	Snellville	GA	3/29/2019	—	(1)	548	688	—	—	1,236	82
Mountain Express V	Retail	Covington	GA	4/4/2019	—	(1)	119	2,325	—	—	2,444	241
IMTAA	Retail	Baton Rouge	LA	5/16/2019	—	(1)	255	1,772	—	—	2,027	201
IMTAA	Retail	Bridge City	TX	5/16/2019	—	(1)	196	1,975	—	—	2,171	233
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	367	1,622	—	—	1,989	198
IMTAA	Retail	Gonzales	LA	5/16/2019	—	(1)	246	1,622	—	—	1,868	185
IMTAA	Retail	Kenner	LA	5/16/2019	—	(1)	469	1,409	—	—	1,878	159
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	534	1,411	—	—	1,945	171

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	349	1,525	—	—	1,874	196
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	508	1,246	—	—	1,754	146
IMTAA	Retail	Lake Charles	LA	5/16/2019	—	(1)	472	1,523	—	—	1,995	166
IMTAA	Retail	Orange	TX	5/16/2019	—	(1)	214	1,867	—	—	2,081	229
IMTAA	Retail	St. Rose	LA	5/16/2019	—	(1)	287	1,214	—	—	1,501	144
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	382	1,044	—	—	1,426	123
Pizza Hut III	Retail	Casper	WY	5/31/2019	—	(1)	255	1,040	—	—	1,295	106
Pizza Hut III	Retail	Colorado Springs	CO	5/31/2019	—	(1)	252	961	—	—	1,213	100
Pizza Hut III	Retail	Dodge City	KS	5/31/2019	—	(1)	166	1,163	—	—	1,329	129
Pizza Hut III	Retail	Garden City	KS	5/31/2019	—	(1)	197	680	—	—	877	74
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	262	633	—	—	895	68
Pizza Hut III	Retail	Great Falls	MT	5/31/2019	—	(1)	265	598	—	—	863	73
Pizza Hut III	Retail	Guymon	OK	5/31/2019	—	(1)	155	1,208	—	—	1,363	123
Pizza Hut III	Retail	Kalispell	MT	5/31/2019	—	(1)	735	1,139	—	—	1,874	140
Pizza Hut III	Retail	Missoula	MT	5/31/2019	—	(1)	653	595	—	—	1,248	69
Pizza Hut III	Retail	Perryton	TX	5/31/2019	—	(1)	309	1,429	—	—	1,738	150
Pizza Hut III	Retail	Sterling	CO	5/31/2019	—	(1)	150	968	—	—	1,118	102
Fresenius V	Retail	Brookhaven	MS	6/4/2019	—	(1)	581	1,548	—	25	2,154	178
Fresenius V	Retail	Centreville	MS	6/4/2019	—	(1)	236	732	—	—	968	84
Fresenius VI	Retail	Chicago	IL	6/17/2019	—	(1)	313	1,110	—	30	1,453	112
Mountain Express VI	Retail	Smackover	AR	6/26/2019	—	(1)	1,519	841	—	—	2,360	104
Pizza Hut III	Retail	Woodward	OK	6/27/2019	—	(1)	525	1,644	—	—	2,169	171
Fresenius VII	Retail	Athens	TX	6/28/2019	—	(1)	907	4,515	—	—	5,422	461
Fresenius VII	Retail	Idabel	OK	6/28/2019	—	(1)	298	2,319	—	19	2,636	244
Fresenius VII	Retail	Tyler	TX	6/28/2019	—	(1)	314	1,677	—	—	1,991	182
Caliber Collision II	Retail	Pueblo	CO	8/5/2019	—	(1)	866	1,807	—	—	2,673	191
Dollar General XXV	Retail	Brownsville	KY	9/5/2019	—	(1)	170	915	—	—	1,085	104
Dollar General XXV	Retail	Custer	KY	9/5/2019	—	(1)	138	675	—	—	813	78
Dollar General XXV	Retail	Elkton	KY	9/5/2019	—	(1)	89	731	—	—	820	82
Dollar General XXV	Retail	Falls of Rough	KY	9/5/2019	—	(1)	141	692	—	—	833	72
Dollar General XXV	Retail	Sedalia	KY	9/5/2019	—	(1)	177	678	—	—	855	80
Dollar General XXIV	Retail	Clarksville	IA	9/6/2019	—	(1)	80	1,023	—	—	1,103	98
Dollar General XXIV	Retail	Lincoln	MI	9/6/2019	—	(1)	90	1,006	—	—	1,096	130
Dollar General XXIV	Retail	Tabor	IA	9/6/2019	—	(6)	101	907	—	—	1,008	129
Mister Carwash I	Retail	Athens	GA	9/12/2019	—	(6)	1,892	2,350	—	—	4,242	328
Mister Carwash I	Retail	Cumming	GA	9/12/2019	—	(6)	1,363	2,730	—	—	4,093	355
Mister Carwash I	Retail	Monroe	GA	9/12/2019	—	(6)	1,376	2,120	—	—	3,496	300
Dollar General XXIV	Retail	Assumption	IL	9/20/2019	—	(6)	111	885	—	—	996	110
Dollar General XXIV	Retail	Curtis	MI	9/20/2019	—	(1)	100	986	—	—	1,086	122
Dollar General XXIV	Retail	Harrisville	MI	9/20/2019	—	(6)	209	964	—	—	1,173	131
Dollar General XXIV	Retail	Mora	MN	9/20/2019	—	(6)	192	976	—	—	1,168	111

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Dollar General XXIV	Retail	Washburn	IL	9/20/2019	—	(6)	140	868	—	—	1,008	99
Checkers I	Retail	Dublin	GA	9/25/2019	—	(1)	161	746	—	—	907	89
DaVita III	Retail	El Paso	TX	9/27/2019	—	(1)	331	2,954	—	—	3,285	281
Dialysis II	Retail	Baltimore	MD	9/30/2019	—	(1)	860	614	—	63	1,537	71
Dialysis II	Retail	Brunswick	OH	9/30/2019	—	(1)	429	2,327	—	4	2,760	240
Dialysis II	Retail	Burgaw	NC	9/30/2019	—	(1)	60	1,410	—	—	1,470	139
Dialysis II	Retail	Detroit	MI	9/30/2019	—	(1)	283	1,964	—	—	2,247	203
Dialysis II	Retail	Elizabethtown	NC	9/30/2019	—	(1)	40	2,327	—	—	2,367	211
Dialysis II	Retail	Goose Creek	SC	9/30/2019	—	(1)	328	1,651	—	—	1,979	153
Dialysis II	Retail	Greenville	SC	9/30/2019	—	(1)	1,132	1,083	—	—	2,215	130
Dialysis II	Retail	Jackson	TN	9/30/2019	—	(1)	256	1,329	—	—	1,585	160
Dialysis II	Retail	Kyle	TX	9/30/2019	—	(1)	416	2,228	—	—	2,644	228
Dialysis II	Retail	Las Vegas	NV	9/30/2019	—	(1)	883	3,869	—	—	4,752	369
Dialysis II	Retail	Lexington	TN	9/30/2019	—	(1)	111	1,128	—	—	1,239	127
Dialysis II	Retail	Merrillville	IN	9/30/2019	—	(1)	639	1,128	—	66	1,833	116
Dialysis II	Retail	New Orleans	LA	9/30/2019	—	(1)	559	1,305	—	80	1,944	142
Dialysis II	Retail	North Charleston	SC	9/30/2019	—	(1)	424	1,564	—	—	1,988	150
Dialysis II	Retail	Parma	OH	9/30/2019	—	(1)	208	1,271	—	69	1,548	119
Dialysis II	Retail	Rocky River	OH	9/30/2019	—	(1)	327	1,782	—	—	2,109	160
Dialysis II	Retail	Seguin	TX	9/30/2019	—	(1)	91	1,889	—	—	1,980	184
Dialysis II	Retail	Shallotte	NC	9/30/2019	—	(1)	174	1,308	—	—	1,482	124
Dialysis II	Retail	Spartanburg	SC	9/30/2019	—	(1)	188	1,133	—	—	1,321	123
Dialysis II	Retail	Albuquerque	NM	9/30/2019	—	(1)	214	3,136	—	1,676	5,026	417
Dialysis II	Retail	Anchorage	AK	9/30/2019	—	(1)	1,315	4,108	—	—	5,423	409
Dialysis II	Retail	Anniston	AL	9/30/2019	—	(1)	322	3,782	—	—	4,104	343
Dialysis II	Retail	Augusta	GA	9/30/2019	—	(1)	364	1,803	—	—	2,167	177
Dialysis II	Retail	Belleville	IL	9/30/2019	—	(1)	129	2,271	—	—	2,400	213
Dialysis II	Retail	Berea	KY	9/30/2019	—	(1)	159	2,079	—	10	2,248	192
Dialysis II	Retail	Bowling Green	KY	9/30/2019	—	(1)	442	2,865	—	—	3,307	272
Dialysis II	Retail	Brunswick	GA	9/30/2019	—	(1)	376	1,734	—	—	2,110	162
Dialysis II	Retail	Charlotte	NC	9/30/2019	—	(1)	906	1,894	—	99	2,899	186
Dialysis II	Retail	Conway	NH	9/30/2019	—	(1)	70	1,370	—	—	1,440	156
Dialysis II	Retail	Diamondhead	MS	9/30/2019	—	(1)	91	2,693	—	13	2,797	254
Dialysis II	Retail	Durham	NC	9/30/2019	—	(1)	626	1,737	—	126	2,489	175

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Dialysis II	Retail	Etters	PA	9/30/2019	—	(1)	643	2,926	—	—	3,569	277
Dialysis II	Retail	Gary	IN	9/30/2019	—	(1)	241	2,023	—	—	2,264	185
Dialysis II	Retail	Hopkinsville	KY	9/30/2019	—	(1)	62	2,785	—	—	2,847	257
Dialysis II	Retail	Lexington	KY	9/30/2019	—	(1)	439	2,277	—	13	2,729	220
Dialysis II	Retail	Madisonville	KY	9/30/2019	—	(1)	134	1,257	—	8	1,399	120
Dialysis II	Retail	Mentor	OH	9/30/2019	—	(1)	102	1,921	—	—	2,023	200
Dialysis II	Retail	Monticello	KY	9/30/2019	—	(1)	235	2,119	—	—	2,354	205
Dialysis II	Retail	New Castle	PA	9/30/2019	—	(1)	153	1,135	—	—	1,288	110
Dialysis II	Retail	Palmdale	CA	9/30/2019	—	(1)	414	1,887	—	—	2,301	186
Dialysis II	Retail	Radcliff	KY	9/30/2019	—	(1)	262	2,391	—	—	2,653	226
Dialysis II	Retail	Richmond	VA	9/30/2019	—	(1)	283	2,111	—	304	2,698	243
Dialysis II	Retail	River Forest	IL	9/30/2019	—	(1)	527	3,646	—	26	4,199	317
Dialysis II	Retail	Roanoke	VA	9/30/2019	—	(1)	456	2,143	—	—	2,599	204
Dialysis II	Retail	Rocky Mount	NC	9/30/2019	—	(1)	143	3,515	—	—	3,658	367
Dialysis II	Retail	Salem	OH	9/30/2019	—	(1)	264	2,457	—	140	2,861	251
Dialysis II	Retail	Salem	VA	9/30/2019	—	(1)	326	2,083	—	17	2,426	183
Dialysis II	Retail	Sarasota	FL	9/30/2019	—	(1)	650	1,914	—	15	2,579	175
Dialysis II	Retail	Summerville	SC	9/30/2019	—	(1)	317	1,826	—	—	2,143	169
Dialysis II	Retail	Anderson	IN	9/30/2019	—	(1)	375	1,530	—	—	1,905	152
Dollar General XXIV	Retail	Potomac	IL	10/28/2019	—	(6)	153	858	—	—	1,011	111
Mister Carwash II	Retail	Canton	GA	11/7/2019	—	(6)	3,105	2,291	—	—	5,396	328
Mister Carwash II	Retail	Johns Creek	GA	11/7/2019	—	(6)	1,664	1,833	—	—	3,497	246
Advance Auto IV	Retail	Burlington	WI	12/11/2019	—	(1)	259	1,090	—	—	1,349	107
Advance Auto IV	Retail	Greenville	OH	12/11/2019	—	(1)	207	438	—	21	666	53
Advance Auto IV	Retail	Huntingdon	PA	12/11/2019	—	(1)	160	569	—	(9)	720	73
Advance Auto IV	Retail	Marshfield	WI	12/11/2019	—	(1)	244	1,013	—	—	1,257	96
Advance Auto IV	Retail	Piqua	OH	12/11/2019	—	(1)	130	575	—	(26)	679	70
Advance Auto IV	Retail	Selma	AL	12/11/2019	—	(1)	91	572	—	56	719	68
Advance Auto IV	Retail	Tomah	WI	12/11/2019	—	(1)	286	842	—	—	1,128	79
Advance Auto IV	Retail	Waynesboro	PA	12/11/2019	—	(1)	137	832	—	—	969	86
Advance Auto IV	Retail	Waynesburg	PA	12/11/2019	—	(1)	214	611	—	20	845	83
Advance Auto V	Retail	Cedar Grove	WV	12/13/2019	—	(1)	302	552	—	—	854	51
Advance Auto V	Retail	Danville	WV	12/13/2019	—	(1)	147	641	—	—	788	59
Advance Auto V	Retail	Greenup	KY	12/13/2019	—	(1)	263	408	—	—	671	48
Advance Auto V	Retail	Hamlin	WV	12/13/2019	—	(1)	162	670	—	—	832	66
Advance Auto V	Retail	Milton	WV	12/13/2019	—	(1)	315	678	—	—	993	67

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Advance Auto V	Retail	Moundsville	WV	12/13/2019	—	(1)	463	1,314	—	—	1,777	120
Advance Auto V	Retail	Point Pleasant	WV	12/13/2019	—	(1)	346	721	—	—	1,067	84
Advance Auto V	Retail	Sissonville	WV	12/13/2019	—	(1)	350	923	—	—	1,273	86
Advance Auto V	Retail	South Williamson	KY	12/13/2019	—	(1)	330	891	—	—	1,221	82
Advance Auto V	Retail	Wellsburg	WV	12/13/2019	—	(1)	235	442	—	—	677	48
Advance Auto V	Retail	West Charleston	WV	12/13/2019	—	(1)	224	873	—	—	1,097	82
Advance Auto IV	Retail	Indianapolis	IN	12/17/2019	—	(1)	215	543	—	(33)	725	57
Advance Auto IV	Retail	Menomonie	WI	12/17/2019	—	(1)	350	696	—	—	1,046	72
Advance Auto IV	Retail	Montgomery	AL	12/20/2019	—	(1)	92	710	—	11	813	69
Advance Auto IV	Retail	Springfield	OH	12/20/2019	—	(1)	91	607	—	13	711	61
Dollar General XXVI	Retail	Brooks	GA	12/20/2019	—	(6)	157	947	—	—	1,104	104
Dollar General XXVI	Retail	Daleville	AL	12/20/2019	—	(6)	81	817	—	—	898	73
Dollar General XXVI	Retail	East Brewton	AL	12/20/2019	—	(6)	133	831	—	—	964	73
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(6)	364	801	—	—	1,165	96
Dollar General XXVI	Retail	LaGrange	GA	12/20/2019	—	(6)	431	850	—	—	1,281	99
Dollar General XXVI	Retail	Madisonville	TN	12/20/2019	—	(6)	468	833	—	—	1,301	73
Dollar General XXVI	Retail	Maryville	TN	12/20/2019	—	(6)	264	906	—	—	1,170	81
Dollar General XXVI	Retail	Mobile	AL	12/20/2019	—	(6)	130	982	—	—	1,112	84
Dollar General XXVI	Retail	Newport	TN	12/20/2019	—	(6)	255	836	—	—	1,091	74
Dollar General XXVI	Retail	Robertsdale	AL	12/20/2019	—	(6)	110	1,486	—	—	1,596	126
Dollar General XXVI	Retail	Valley	AL	12/20/2019	—	(6)	112	884	—	—	996	81
Dollar General XXVI	Retail	Wetumpka	AL	12/20/2019	—	(6)	263	1,038	—	—	1,301	93
Pizza Hut IV	Retail	Black Mountain	NC	12/31/2019	—	(6)	360	357	—	—	717	35
Pizza Hut IV	Retail	Canton	NC	12/31/2019	—	(6)	176	718	—	—	894	73
Pizza Hut IV	Retail	Creedmoor	NC	12/31/2019	—	(6)	225	672	—	—	897	70
Pizza Hut IV	Retail	Granite Falls	NC	12/31/2019	—	(6)	215	460	—	—	675	46
Pizza Hut IV	Retail	Harrisburg	IL	12/31/2019	—	(6)	97	440	—	—	537	51
Pizza Hut IV	Retail	Hendersonville	NC	12/31/2019	—	(6)	694	438	—	—	1,132	46
Pizza Hut IV	Retail	Jefferson	NC	12/31/2019	—	(6)	185	432	—	—	617	45
Pizza Hut IV	Retail	King	NC	12/31/2019	—	(6)	258	634	—	—	892	61
Pizza Hut IV	Retail	Mocksville	NC	12/31/2019	—	(6)	399	258	—	—	657	32
Pizza Hut IV	Retail	Mount Vernon	IL	12/31/2019	—	(6)	245	497	—	—	742	72
Pizza Hut IV	Retail	Pennington Gap	VA	12/31/2019	—	(6)	30	434	—	—	464	40
Pizza Hut IV	Retail	Pineville	KY	12/31/2019	—	(6)	137	337	—	—	474	44
Pizza Hut IV	Retail	Robinson	IL	12/31/2019	—	(6)	214	457	—	—	671	71
Pizza Hut IV	Retail	Yadkinville	NC	12/31/2019	—	(6)	143	446	—	—	589	42

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Advance Auto IV	Retail	Oconomowoc	WI	1/2/2020	—	(1)	344	949	—	—	1,293	85
IMTAA	Retail	Reserve	LA	1/31/2020	—	(1)	627	2,790	—	—	3,417	259
Pizza Hut IV	Retail	Clintwood	VA	3/4/2020	—	(6)	29	478	—	—	507	42
Pizza Hut IV	Retail	Sylva	NC	3/4/2020	—	(6)	289	374	—	—	663	31
DaVita III	Retail	Humble	TX	3/5/2020	—	(12)	313	2,025	—	—	2,338	172
American Car Center I	Retail	Birmingham	AL	3/10/2020	—	(6)	494	655	—	—	1,149	88
American Car Center I	Retail	Charleston	SC	3/10/2020	—	(6)	526	187	—	—	713	26
American Car Center I	Retail	Columbia	SC	3/10/2020	—	(6)	1,842	3,491	—	—	5,333	324
American Car Center I	Retail	Cordova	TN	3/10/2020	—	(6)	638	807	—	—	1,445	82
American Car Center I	Retail	Jackson	MS	3/10/2020	—	(6)	928	918	—	—	1,846	112
American Car Center I	Retail	Knoxville	TN	3/10/2020	—	(6)	488	527	—	—	1,015	56
American Car Center I	Retail	Lawrenceville	GA	3/10/2020	—	(6)	181	261	—	—	442	35
American Car Center I	Retail	Louisville	KY	3/10/2020	—	(6)	885	4,845	—	—	5,730	396
American Car Center I	Retail	Madison	TN	3/10/2020	—	(6)	419	317	—	—	736	44
American Car Center I	Retail	Marietta	GA	3/10/2020	—	(6)	777	1,166	—	—	1,943	97
American Car Center I	Retail	Pelham	AL	3/10/2020	—	(6)	1,298	1,410	—	—	2,708	137
American Car Center I	Retail	Pensacola	FL	3/10/2020	—	(6)	944	576	—	—	1,520	56
American Car Center I	Retail	Riverdale	GA	3/10/2020	—	(6)	484	722	(20)	—	1,186	81
American Car Center I	Retail	Seminole	FL	3/10/2020	—	(6)	1,513	3,796	—	—	5,309	416
American Car Center I	Retail	Springdale	AR	3/10/2020	—	(6)	195	843	—	—	1,038	100
American Car Center I	Retail	Tupelo	MS	3/10/2020	—	(6)	2,108	3,259	—	—	5,367	326
BJ's	Retail	Middleburg Height	OH	3/27/2020	—	(6)	2,121	6,781	—	—	8,902	510
Mammoth	Retail	Austell	GA	3/31/2020	—	(6)	500	2,254	—	—	2,754	268
Mammoth	Retail	Dalton	GA	3/31/2020	—	(6)	496	2,772	—	—	3,268	295
Mammoth	Retail	Mobile	AL	3/31/2020	—	(6)	353	1,986	—	—	2,339	198
Mammoth	Retail	Murray	KY	3/31/2020	—	(6)	363	3,613	—	—	3,976	341
Mammoth	Retail	Paducah	KY	3/31/2020	—	(6)	508	1,940	—	—	2,448	218
Mammoth	Retail	Paducah	KY	3/31/2020	—	(6)	239	766	—	—	1,005	69
Mammoth	Retail	Springville	UT	3/31/2020	—	(6)	476	3,636	—	—	4,112	311
Mammoth	Retail	Stockbridge	GA	3/31/2020	—	(6)	544	2,301	—	—	2,845	218
Mammoth	Retail	Suwanee	GA	3/31/2020	—	(6)	1,350	2,680	—	—	4,030	282
Mammoth	Retail	Spanish Fork	UT	4/2/2020	—	(6)	670	4,943	—	—	5,613	420
Mammoth	Retail	Lawrenceville	GA	4/17/2020	—	(6)	725	2,382	—	—	3,107	235
DaVita IV	Retail	Flint	MI	4/24/2020	—	(12)	130	1,088	—	—	1,218	78
GPM	Retail	Niles	MI	7/1/2020	—	(6)	262	599	—	—	861	49
O'Charley's	Retail	Gainesville	GA	7/24/2020	—	(1)	728	1,204	—	—	1,932	95

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
O'Charley's	Retail	Shively	KY	7/24/2020	—	(1)	637	1,318	—	—	1,955	102
GPM	Retail	Allendale	MI	7/31/2020	—	(6)	184	1,660	—	—	1,844	111
GPM	Retail	Alma	MI	7/31/2020	—	(6)	197	686	—	—	883	73
GPM	Retail	Bay City	MI	7/31/2020	—	(6)	175	853	—	—	1,028	81
GPM	Retail	Big Rapids	MI	7/31/2020	—	(6)	239	960	—	—	1,199	78
GPM	Retail	Big Rapids	MI	7/31/2020	—	(6)	234	699	—	—	933	62
GPM	Retail	Caro	MI	7/31/2020	—	(6)	256	613	—	—	869	78
GPM	Retail	Chesaning	MI	7/31/2020	—	(6)	774	639	—	—	1,413	67
GPM	Retail	Coopersville	MI	7/31/2020	—	(6)	62	460	—	—	522	39
GPM	Retail	East Lansing	MI	7/31/2020	—	(6)	259	338	—	—	597	36
GPM	Retail	Escanaba	MI	7/31/2020	—	(6)	814	573	—	—	1,387	48
GPM	Retail	Essexville	MI	7/31/2020	—	(6)	49	199	—	—	248	25
GPM	Retail	Flint	MI	7/31/2020	—	(6)	274	407	—	—	681	47
GPM	Retail	Grand Rapids	MI	7/31/2020	—	(6)	237	500	—	—	737	71
GPM	Retail	Ionia	MI	7/31/2020	—	(6)	210	871	—	—	1,081	84
GPM	Retail	Lansing	MI	7/31/2020	—	(6)	270	1,005	—	—	1,275	93
GPM	Retail	Lansing	MI	7/31/2020	—	(6)	102	511	—	—	613	56
GPM	Retail	Lowell	MI	7/31/2020	—	(6)	213	1,297	—	—	1,510	117
GPM	Retail	Muskegon	MI	7/31/2020	—	(6)	81	550	—	—	631	53
GPM	Retail	Niles	MI	7/31/2020	—	(6)	421	445	—	—	866	41
GPM	Retail	Plainwell	MI	7/31/2020	—	(6)	276	637	—	—	913	58
GPM	Retail	Portage	MI	7/31/2020	—	(6)	125	616	—	—	741	59
GPM	Retail	Saginaw	MI	7/31/2020	—	(6)	367	833	—	—	1,200	89
GPM	Retail	Sault Ste Marie	MI	7/31/2020	—	(6)	193	563	—	—	756	57
GPM	Retail	Spring Lake	MI	7/31/2020	—	(6)	206	1,394	—	—	1,600	124
GPM	Retail	Walker	MI	7/31/2020	—	(6)	430	508	—	—	938	64
GPM	Retail	West Lafayette	IN	7/31/2020	—	(6)	379	342	—	—	721	38
GPM	Retail	Whitehall	MI	7/31/2020	—	(6)	146	368	—	—	514	41
GPM	Retail	Wyoming	MI	7/31/2020	—	(6)	160	638	—	—	798	62
GPM	Retail	Wyoming	MI	7/31/2020	—	(6)	95	562	—	—	657	51
IMTAA II	Retail	Grand Prairie	TX	8/21/2020	—	(6)	443	3,143	—	—	3,586	228
IMTAA II	Retail	New Orleans	LA	8/21/2020	—	(6)	61	3,498	—	—	3,559	236
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(6)	622	2,916	—	—	3,538	218
IMTAA II	Retail	Chickasha	OK	8/27/2020	—	(6)	353	3,206	—	—	3,559	219
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(6)	370	1,677	—	—	2,047	162
IMTAA II	Retail	Gulfport	MS	8/28/2020	—	(6)	248	2,897	—	—	3,145	212

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Fresenius IX	Retail	Dadeville	AL	11/19/2020	—	(12)	504	1,164	—	—	1,668	79
Fresenius IX	Retail	Jackson	AL	11/19/2020	—	(12)	851	1,383	—	50	2,284	114
Fresenius IX	Retail	Newton	MS	11/19/2020	—	(6)	235	2,954	—	—	3,189	173
Fresenius IX	Retail	Philadelphia	MS	11/19/2020	—	(12)	335	2,512	—	—	2,847	157
Fresenius IX	Retail	Port Gibson	MS	11/19/2020	—	(6)	190	1,132	—	—	1,322	69
Fresenius IX	Retail	Tallassee	AL	11/19/2020	—	(12)	876	2,229	—	—	3,105	139
IMTAA II	Retail	Addis	LA	11/25/2020	—	(6)	214	2,008	—	—	2,222	111
IMTAA II	Retail	Picayune	MS	11/25/2020	—	(6)	91	3,099	—	—	3,190	175
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(6)	273	2,002	—	—	2,275	118
IMTAA II	Retail	Lake Charles	LA	12/4/2020	—	(6)	413	1,862	—	—	2,275	124
Kamla Kaur	Retail	Albion	IL	12/11/2020	—	(6)	30	397	—	—	427	34
Kamla Kaur	Retail	Central City	IL	12/11/2020	—	(6)	295	2,246	—	—	2,541	151
Kamla Kaur	Retail	Cisne	IL	12/11/2020	—	(6)	175	993	—	—	1,168	70
Kamla Kaur	Retail	Harrisburg	IL	12/11/2020	—	(6)	248	637	—	—	885	65
Kamla Kaur	Retail	Metropolis	IL	12/11/2020	—	(6)	264	839	—	—	1,103	64
Kamla Kaur	Retail	Pickneyville	IL	12/11/2020	—	(6)	337	1,097	—	—	1,434	80
Kamla Kaur	Retail	Salem	IL	12/11/2020	—	(6)	59	207	—	—	266	22
Kamla Kaur	Retail	Stewardson	IL	12/11/2020	—	(6)	30	384	—	—	414	33
Kamla Kaur	Retail	Wayne City	IL	12/11/2020	—	(6)	61	1,041	—	—	1,102	72
Kamla Kaur	Retail	Xenia	IL	12/11/2020	—	(6)	39	376	—	—	415	26
Dialysis III	Retail	Andrews	SC	12/17/2020	—	(6)	72	694	—	—	766	45
Dialysis III	Retail	Batesburg	SC	12/17/2020	—	(6)	72	1,127	—	—	1,199	60
Dialysis III	Retail	Bishopville	SC	12/17/2020	—	(6)	87	806	—	—	893	55
Dialysis III	Retail	Cheraw	SC	12/17/2020	—	(6)	223	708	—	14	945	37
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	113	2,190	—	35	2,338	130
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	120	898	—	—	1,018	48
Dialysis III	Retail	Florence	SC	12/17/2020	—	(6)	144	2,641	—	—	2,785	155
Dialysis III	Retail	Fort Lawn	SC	12/17/2020	—	(6)	119	1,640	—	—	1,759	94
Dialysis III	Retail	Fountain Inn	SC	12/17/2020	—	(6)	131	921	—	—	1,052	50
Dialysis III	Retail	Johnsonville	SC	12/17/2020	—	(6)	110	779	—	—	889	56
Dialysis III	Retail	Kingstree	SC	12/17/2020	—	(6)	217	1,989	—	—	2,206	124
Dialysis III	Retail	Lake City	SC	12/17/2020	—	(6)	80	1,228	—	—	1,308	72
Dialysis III	Retail	Lugoff	SC	12/17/2020	—	(6)	59	943	—	—	1,002	56
Dialysis III	Retail	Manning	SC	12/17/2020	—	(6)	121	888	—	28	1,037	66
Dialysis III	Retail	Myrtle Beach	SC	12/17/2020	—	(6)	397	1,560	—	37	1,994	102

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(12)	612	12,878	—	—	13,490	581
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(12)	897	4,774	—	—	5,671	257
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(12)	82	559	—	—	641	30
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(12)	834	4,987	—	—	5,821	237
National Convenience Distributors	Retail	Chicopee	MA	3/30/2021	—	(12)	850	4,168	—	—	5,018	193
Advance Auto VI	Retail	Columbus	OH	3/31/2021	—	(6)	130	1,007	—	—	1,137	52
Advance Auto VI	Retail	Sandusky	MI	3/31/2021	—	(6)	40	1,231	—	—	1,271	65
Dollar General XXVII	Retail	Buffalo	WV	5/28/2021	—	(12)	338	559	—	(5)	892	26
Dollar General XXVII	Retail	Clendenin	WV	5/28/2021	—	(12)	131	862	—	(2)	991	34
Dollar General XXVII	Retail	Elizabeth	WV	5/28/2021	—	(6)	226	790	—	(4)	1,012	43
Dollar General XXVII	Retail	Gassaway	WV	5/28/2021	—	(12)	263	618	—	(3)	878	35
Dollar General XXVII	Retail	Glenville	WV	5/28/2021	—	(6)	649	829	—	—	1,478	40
Dollar General XXVII	Retail	Middlebourne	WV	5/28/2021	—	(6)	227	421	—	(5)	643	20
Dollar General XXVII	Retail	Mt. Hope	WV	5/28/2021	—	(6)	718	1,004	—	(7)	1,715	46
Dollar General XXVII	Retail	Parkersburg	WV	5/28/2021	—	(6)	745	933	—	(17)	1,661	49
Dollar General XXVII	Retail	Parkersburg	WV	5/28/2021	—	(6)	700	888	—	(44)	1,544	46
Dollar General XXVII	Retail	Pennsboro	WV	5/28/2021	—	(6)	411	848	—	—	1,259	46
Dollar General XXVII	Retail	Point Pleasant	WV	5/28/2021	—	(6)	1,129	1,262	—	—	2,391	61
Dollar General XXVII	Retail	Sophia	WV	5/28/2021	—	(6)	451	973	—	(1)	1,423	53
Dollar General XXVII	Retail	St. Mary's	WV	5/28/2021	—	(6)	407	405	—	(4)	808	21
Dollar General XXVII	Retail	Sutton	WV	5/28/2021	—	(12)	218	454	—	(3)	669	21
Dollar General XXVII	Retail	Vienna	WV	5/28/2021	—	(6)	698	822	—	—	1,520	37
Pick N' Save	Retail	Franklin	WI	6/18/2021	—	(12)	1,156	7,678	—	15	8,849	317
Dollar General XXVII	Retail	New Haven	WV	6/24/2021	—	(6)	384	490	—	(1)	873	21
Tidal Wave I	Retail	Camden	SC	7/1/2021	—	(12)	202	4,234	—	—	4,436	249
Tidal Wave I	Retail	Columbus	GA	7/1/2021	—	(12)	155	4,154	—	—	4,309	243
Tidal Wave I	Retail	Fayetteville	NC	7/1/2021	—	(12)	684	3,605	—	—	4,289	181
Tidal Wave I	Retail	Guntersville	AL	7/1/2021	—	(12)	655	3,822	—	—	4,477	188
Tidal Wave I	Retail	Hinesville	GA	7/1/2021	—	(12)	1,052	3,403	—	—	4,455	194
Tidal Wave I	Retail	Macon	GA	7/1/2021	—	(12)	299	3,988	—	—	4,287	226
Tidal Wave I	Retail	Marietta	GA	7/1/2021	—	(12)	754	3,551	—	—	4,305	206
Tidal Wave I	Retail	Milledgeville	GA	7/1/2021	—	(12)	328	3,991	—	—	4,319	212
Tidal Wave I	Retail	Moultrie	GA	7/1/2021	—	(12)	599	3,876	—	—	4,475	216

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)							Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property	Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Tidal Wave I	Retail	Overland Park	KS	7/1/2021	—	(12)	1,038	3,191	—	—	4,229	184
Tidal Wave I	Retail	Warner Robins	GA	7/1/2021	—	(12)	203	4,102	—	—	4,305	259
Imperial Reliance	Retail	Coffeyville	KS	7/13/2021	—	(6)	724	327	—	—	1,051	19
Imperial Reliance	Retail	Coffeyville	KS	7/13/2021	—	(6)	683	310	—	—	993	20
Aaron's II	Retail	DeRidder	LA	8/9/2021	—	(12)	200	849	—	—	1,049	37
Aaron's II	Retail	Buffalo	NY	8/20/2021	—	(6)	203	672	—	—	875	23
Aaron's II	Retail	Buffalo	NY	8/20/2021	—	(6)	328	525	—	—	853	20
Aaron's II	Retail	East Hartford	CT	8/20/2021	—	(6)	431	325	—	—	756	15
Aaron's II	Retail	Elmira	NY	8/20/2021	—	(12)	164	524	—	—	688	18
Aaron's II	Retail	Geneva	NY	8/20/2021	—	(12)	99	556	—	—	655	20
Aaron's II	Retail	Lawrence	MA	8/20/2021	—	(6)	174	897	—	—	1,071	30
Aaron's II	Retail	Presque Isle	ME	8/20/2021	—	(12)	197	547	—	—	744	23
Aaron's II	Retail	Rutland	VT	8/20/2021	—		102	668	—	—	770	23
Aaron's II	Retail	Springfield	MA	8/20/2021	—	(6)	129	785	—	—	914	31
Aaron's II	Retail	Syracuse	NY	8/20/2021	—	(12)	279	266	—	—	545	10
Aaron's II	Retail	Syracuse	NY	8/20/2021	—	(12)	360	58	—	—	418	3
Aaron's II	Retail	Tonawanda	NY	8/20/2021	—	(6)	337	376	—	—	713	14
Aaron's II	Retail	Waterbury	CT	8/20/2021	—	(6)	199	895	—	—	1,094	34
Aaron's II	Retail	Woonsocket	RI	8/20/2021	—	(12)	457	262	—	—	719	13
Tidal Wave I	Retail	Mission	KS	8/31/2021	—	(12)	165	5,195	—	—	5,360	212
Tidal Wave I	Retail	Pace	FL	8/31/2021	—	(12)	1,392	3,996	—	—	5,388	188
Dollar General XXVII	Retail	Matewan	WV	9/15/2021	—	(6)	82	446	—	(5)	523	21
Aaron's II	Retail	Oxford	ME	9/30/2021	—	(12)	416	478	—	—	894	22
Tidal Wave I	Retail	Kansas City	KS	10/8/2021	—	(12)	472	4,931	—	—	5,403	220
Dialysis III	Retail	Marion	SC	12/23/2021	—	(12)	129	1,317	—	—	1,446	42
Heritage I	Retail	Bellevue	MI	12/29/2021	—	(6)	20	358	—	—	378	10
Heritage I	Retail	Cleveland	OH	12/29/2021	—	(6)	50	517	—	—	567	15
Heritage I	Retail	Homer	MI	12/29/2021	—	(6)	39	378	—	—	417	11
Heritage I	Retail	Louisville	KY	12/29/2021	—	(6)	435	3,358	—	—	3,793	91
Heritage I	Retail	Marshall	MI	12/29/2021	—	(6)	857	3,099	—	—	3,956	103
Fidelity I	Retail	Chillocothe	MO	12/30/2021	—	(12)	59	2,738	—	—	2,797	80
Fidelity I	Retail	Columbus	OH	12/30/2021	—	(12)	269	344	—	—	613	10
Fidelity I	Retail	Marion	OH	12/30/2021	—	(12)	60	219	—	—	279	8
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(12)	348	502	—	—	850	18
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(12)	296	1,416	—	—	1,712	49
Fidelity I	Retail	Savannah	GA	12/30/2021	—	(12)	1,028	999	—	—	2,027	32

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
BJ's Wholesale Club II		Retail	Batavia	NY	1/5/2022	—	(12)	1,583	5,994	—	—	7,577	160
McCain Plaza		Multi-tenant Retail	Little Rock	AR	1/14/2022	—	(12)	9,124	16,579	—	—	25,703	467
Heritage I		Retail	Battle Creek	MI	1/24/2022	—	(6)	206	827	—	—	1,033	26
Shops at Abilene	(14)	Multi-tenant Retail	Abilene	TX	2/11/2022	—	(12)	4,331	15,464	—	—	19,795	419
Plaza San Mateo	(14)	Multi-tenant Retail	Albuquerque	NM	2/11/2022	—	(12)	1,574	6,985	—	1	8,560	189
Ventura Place	(14)	Multi-tenant Retail	Albuquerque	NM	2/11/2022	—	(12)	2,361	7,551	—	—	9,912	212
Fairlane Green	(14)	Multi-tenant Retail	Allen Park	MI	2/11/2022	—	(12)	1,956	11,000	—	—	12,956	388
Melody Mountain	(14)	Multi-tenant Retail	Ashland	KY	2/11/2022	—	(12)	888	6,358	—	—	7,246	157
MattressFirm & Kay Jewelers	(14)	Multi-tenant Retail	Ashtabula	OH	2/11/2022	—	(12)	195	1,421	—	—	1,616	39
Beaver Creek Shopping Center	(14)	Multi-tenant Retail	Beavercreek	OH	2/11/2022	—	(12)	5,396	16,706	—	—	22,102	450
Shoppes of Gary Farms	(14)	Multi-tenant Retail	Bowling Green	KY	2/11/2022	—	(12)	1,450	11,671	—	—	13,121	302
Fountain Square	(14)	Multi-tenant Retail	Brookfield	WI	2/11/2022	—	(12)	4,193	18,527	—	—	22,720	500
Carlisle Crossing	(14)	Multi-tenant Retail	Carlisle	PA	2/11/2022	—	(12)	4,923	10,423	—	40	15,386	329
Market at Clifty Crossing	(14)	Multi-tenant Retail	Columbus	IN	2/11/2022	—	(12)	2,458	15,045	—	—	17,503	394
The Market at Polaris	(14)	Multi-tenant Retail	Columbus	OH	2/11/2022			2,282	10,507	—	—	12,789	287
Darien Towne Centre	(14)	Multi-tenant Retail	Darien	IL	2/11/2022	—	(12)	3,699	15,314	—	—	19,013	420
Derby Marketplace	(14)	Multi-tenant Retail	Derby	KS	2/11/2022	—	(12)	1,745	5,992	—	—	7,737	171
Mattress Firm & Panera Bread	(14)	Multi-tenant Retail	Elyria	OH	2/11/2022	—	(12)	1,312	2,461	—	—	3,773	77
Enid Crossing	(14)	Multi-tenant Retail	Enid	OK	2/11/2022	—	(12)	458	5,140	—	—	5,598	145
Evergreen Marketplace	(14)	Multi-tenant Retail	Evergreen Park	IL	2/11/2022	—	(12)	573	4,529	—	—	5,102	123
Turfway Crossing	(14)	Multi-tenant Retail	Florence	KY	2/11/2022	—	(12)	2,605	8,233	—	—	10,838	218
FreshThyme & DSW	(14)	Multi-tenant Retail	Fort Wayne	IN	2/11/2022	—	(12)	892	3,882	—	—	4,774	101
Crosspoint Shopping Center	(14)	Multi-tenant Retail	Hagerstown	MD	2/11/2022	—	(12)	9,616	15,467	—	—	25,083	526
Rolling Acres	(14)	Multi-tenant Retail	Lady Lake	FL	2/11/2022	—	(12)	4,524	19,992	—	—	24,516	564

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Crossroads Annex	(14)	Multi-tenant Retail	Lafayette	LA	2/11/2022	—	(12)	1,149	5,638	—	—	6,787	156
Tellico Village	(14)	Multi-tenant Retail	Loudon	TN	2/11/2022	—	(12)	226	5,882	—	7	6,115	162
University Marketplace	(14)	Multi-tenant Retail	Marion	IN	2/11/2022	—	(12)	1,350	4,917	—	—	6,267	136
Pecanland Plaza	(14)	Multi-tenant Retail	Monroe	LA	2/11/2022	—	(12)	1,301	15,718	—	—	17,019	431
Mattress Firm & Five Guys	(14)	Multi-tenant Retail	Muskegon	MI	2/11/2022	—	(12)	206	2,000	—	—	2,206	57
Dick's PetSmart Center	(14)	Multi-tenant Retail	Oshkosh	WI	2/11/2022	—	(12)	725	5,485	—	—	6,210	146
Owensboro Town Center	(14)	Multi-tenant Retail	Owensboro	KY	2/11/2022	—	(12)	1,909	15,415	—	—	17,324	430
Plainfield Marketplace	(14)	Multi-tenant Retail	Plainfield	IL	2/11/2022	—	(12)	1,741	10,521	—	—	12,262	288
Crossroads Commons	(14)	Multi-tenant Retail	Plover	WI	2/11/2022	—	(12)	396	3,528	—	—	3,924	94
Triangle Town Place	(14)	Multi-tenant Retail	Raleigh	NC	2/11/2022	—	(12)	3,640	20,785	—	—	24,425	550
PetSmart & Old Navy	(14)	Multi-tenant Retail	Reynoldsburg	OH	2/11/2022	—	(12)	717	3,180	—	—	3,897	93
Summerfield Crossing	(14)	Multi-tenant Retail	Riverview	FL	2/11/2022	—	(12)	3,801	10,499	—	—	14,300	295
Sutters Creek	(14)	Multi-tenant Retail	Rocky Mount	NC	2/11/2022	—	(12)	1,775	2,255	—	—	4,030	61
Shoe Carnival & Buffalo Wild Wings	(14)	Multi-tenant Retail	Salina	KS	2/11/2022	—	(12)	562	1,892	—	—	2,454	55
Lord Salisbury Center	(14)	Multi-tenant Retail	Salisbury	MD	2/11/2022	—	(12)	2,380	8,240	—	—	10,620	250
Wallace Commons II	(14)	Multi-tenant Retail	Salisbury	NC	2/11/2022	—	(12)	2,998	4,933	—	—	7,931	136
Shippensburg Marketplace	(14)	Multi-tenant Retail	Shippensburg	PA	2/11/2022	—	(12)	1,251	4,788	—	—	6,039	142
Southwest Plaza (20)	(14)	Multi-tenant Retail	Springfield	IL	2/11/2022	—	(12)	7,074	10,196	—	286	17,556	338
Shoppes at Stroud	(14)	Multi-tenant Retail	Stroud Township	PA	2/11/2022	—	(12)	2,076	12,512	—	—	14,588	425
Nordstrom Rack	(14)	Multi-tenant Retail	Tampa	FL	2/11/2022	—	(12)	10,841	4,033	—	—	14,874	106
Mattress Firm & Aspen Dental	(14)	Multi-tenant Retail	Vienna	WV	2/11/2022			470	1,528	—	—	1,998	40
Cottonwood Commons	(14)	Multi-tenant Retail	Albuquerque	NM	2/25/2022	19,250		3,404	22,986	—	—	26,390	618
Target Center	(14)	Multi-tenant Retail	Columbia	SC	2/25/2022	—	(12)	3,351	5,781	—	—	9,132	146
North Lake Square	(14)	Multi-tenant Retail	Gainesville	GA	2/25/2022	—	(12)	2,362	18,869	—	—	21,231	477

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Houma Crossing	(14)	Multi-tenant Retail	Houma	LA	2/25/2022		(12)	3,126	11,199	—	—	14,325	278
Western Crossing	(14)	Multi-tenant Retail	Jacksonville	NC	2/25/2022	—	(12)	4,337	5,361	—	—	9,698	143
Lafayette Pavilion	(14)	Multi-tenant Retail	Lafayette	IN	2/25/2022	—	(12)	5,967	36,774	—	—	42,741	879
Lawton Marketplace	(14)	Multi-tenant Retail	Lawton	OK	2/25/2022	—	(12)	3,399	23,030	—	—	26,429	697
Fourth Creek Landing	(14)	Multi-tenant Retail	Statesville	NC	2/25/2022	—	(12)	2,671	5,088	—	—	7,759	132
The Center at Hobbs Brook	(14)	Multi-tenant Retail	Sturbridge	MA	2/25/2022	—	(12)	2,352	24,303	—	279	26,934	707
Almeda Crossing	(14)	Multi-tenant Retail	Houston	TX	3/18/2022	—	(12)	3,932	18,201	—	—	22,133	414
Boston Commons	(14)	Multi-tenant Retail	Springfield	MA	3/18/2022	—	(12)	967	7,332	—	—	8,299	170
Walgreens	(14)	Retail	Huntsville	AL	4/22/2022	—	(7)	1,265	3,717	—	—	4,982	74
Terrell Mill Village	(14)	Multi-tenant Retail	Marietta	GA	4/22/2022	—	(12)	6,679	6,188	—	—	12,867	131
Wallace Commons	(14)	Multi-tenant Retail	Salisbury	NC	4/22/2022	—	(7)	2,998	6,649	—	—	9,647	139
Academy Sports	(14)	Retail	Valdosta	GA	4/22/2022	—	(7)	2,471	6,130	—	—	8,601	136
The Marquis	(14)	Multi-tenant Retail	Williamsburg	VA	4/22/2022	8,556		3,875	7,444	—	—	11,319	152
Albany Square	(14)	Multi-tenant Retail	Albany	GA	4/29/2022	—	(11)	1,740	4,111	—	—	5,851	87
East West Commons	(14)	Multi-tenant Retail	Austell	GA	4/29/2022	—	(11)	2,789	22,155	—	2,286	27,230	465
Waterford Park South	(14)	Multi-tenant Retail	Clarksville	IN	4/29/2022	—	(10)	1,000	6,646	—	—	7,646	137
Coventry Crossing	(14)	Multi-tenant Retail	Coventry	RI	4/29/2022	—	(8)	1,081	6,962	—	—	8,043	153
Decatur Commons	(14)	Multi-tenant Retail	Decatur	AL	4/29/2022	—	(8)	6,431	7,172	—	—	13,603	147
Poplar Springs	(14)	Multi-tenant Retail	Duncan	SC	4/29/2022	—	(11)	2,790	5,790	—	—	8,580	133
Fresh Market Center	(14)	Multi-tenant Retail	Glen Ellyn	IL	4/29/2022	—	(10)	944	4,482	—	—	5,426	89
Parkway Centre South	(14)	Multi-tenant Retail	Grove City	OH	4/29/2022	—	(9)	4,062	17,950	—	2	22,014	366
The Ridge at Turtle Creek	(14)	Multi-tenant Retail	Hattiesburg	MS	4/29/2022	—	(11)	1,740	9,037	—	28	10,805	181
Stoneridge Village	(14)	Multi-tenant Retail	Jefferson City	MO	4/29/2022	—	(9)	933	6,689	—	—	7,622	144
Harbor Town Center	(14)	Multi-tenant Retail	Manitowoc	WI	4/29/2022	—	(10)	1,102	9,355	—	—	10,457	186

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

(In thousands)								Initial Costs		Subsequent to Acquisition		Gross Amount Carried at December 31, 2022 (15) (16)
Property		Property Type	City	State	Acquisition Date	Encumbrances at December 31, 2022		Land	Building and Improvements	Land	Building and Improvements		Accumulated Depreciation (17) (18)
Morganton Heights	(14)	Multi-tenant Retail	Morganton	NC	4/29/2022	—	(11)	2,490	30,727	—	24	33,241	674
Tire Kingdom & Starbucks	(14)	Multi-tenant Retail	Mt. Pleasant	SC	4/29/2022	—	(11)	1,184	2,918	—	—	4,102	56
Walgreens & Key Bank	(14)	Multi-tenant Retail	Newburgh	NY	4/29/2022	—	(8)	931	5,705	—	—	6,636	115
Bed Bath Beyond Golfsmith	(14)	Multi-tenant Retail	Schaumburg	IL	4/29/2022	—	(10)	1,192	5,530	—	—	6,722	106
Springfield Commons	(14)	Multi-tenant Retail	Springfield	OH	4/29/2022	—	(9)	1,350	11,026	—	—	12,376	240
Walmart Neighborhood Market	(14)	Multi-tenant Retail	Summerville	SC	4/29/2022	—	(11)	1,250	4,569	—	—	5,819	107
HEB Center	(14)	Multi-tenant Retail	Waxahachie	TX	4/29/2022	—	(8)	2,555	14,060	—	—	16,615	263
Imperial Reliance III		Retail	Fort Atkinson	WI	5/13/2022	—	(12)	118	1,370	—	—	1,488	27
Imperial Reliance III		Retail	Lake Mills	WI	5/13/2022	—	(12)	147	1,754	—	—	1,901	36
Imperial Reliance III		Retail	Lake Mills	WI	5/13/2022	—	(12)	606	1,181	—	—	1,787	33
Imperial Reliance III		Retail	Madison	WI	5/13/2022	—	(12)	625	1,546	—	—	2,171	36
Imperial Reliance III		Retail	McFarland	WI	5/13/2022	—	(12)	323	1,517	—	—	1,840	32
Imperial Reliance III		Retail	McFarland	WI	5/13/2022	—	(12)	977	1,169	—	—	2,146	30
Imperial Reliance III		Retail	Waterloo	WI	5/13/2022	—	(12)	157	1,730	—	—	1,887	39
The Plant	(14)	Multi-tenant Retail	San Jose	CA	5/26/2022	123,000		90,922	65,059	—	—	155,981	1,157
Imperial Reliance III		Retail	Deerfield	WI	6/29/2022	—	(12)	123	1,688	—	—	1,811	25
McGowin Park	(14)	Multi-tenant Retail	Mobile	AL	7/7/2022	39,025		8,540	57,237	—	—	65,777	773
Fidelity I		Retail	Covington	GA	9/30/2022	—	(12)	1,033	3,181	—	—	4,214	22
Fidelity II		Retail	Beaufort	SC	11/16/2022	—	(12)	380	322	—	—	702	1
Fidelity II		Retail	Savannah	GA	11/16/2022	—	(12)	577	1,209	—	—	1,786	3

Encumbrances allocated based on notes below						1,651,874
Total						$1,841,705		$1,004,356	$3,439,468	$(8,063)	$27,995	$4,463,756	$560,292

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part I
December 31, 2022

  _________
(1)These properties collateralize the Column Financial Notes, which had $705.6 million outstanding as of December 31, 2022.
(2)These properties collateralize the Stop & Shop I mortgage note payable of $45.0 million as of December 31, 2022.
(3)These properties collateralize the Bob Evans I mortgage note payable of $22.7 million as of December 31, 2022.
(4)These properties collateralize the Mortgage Loan II, which had $210.0 million outstanding as of December 31, 2022.
(5)These properties collateralize the Mortgage Loan III, which had $33.4 million outstanding as of December 31, 2022.
(6)These properties collateralize the Net Lease Mortgage Notes, which had $473.8 million outstanding as of December 31, 2022.
(7)These properties collateralize the Assumed Mortgage I Note, which had $16.7 million outstanding as of December 31, 2022.
(8)These properties collateralize the Assumed Mortgage II Note, which had $25.0 million outstanding as of December 31, 2022.
(9)These properties collateralize the Assumed Mortgage III Note, which had $30.7 million outstanding as of December 31, 2022.
(10)These properties collateralize the Assumed Mortgage IV Note, which had $28.4 million outstanding as of December 31, 2022.
(11)These properties collateralize the Assumed Mortgage V Note, which had $60.5 million outstanding as of December 31, 2022.
(12)These properties are encumbered by the Credit Facility borrowings, with $458.0 million amounts outstanding as of December 31, 2022.
(13)These properties were acquired as part of the Merger with American Realty Capital — Retail Centers of America, Inc. (RCA).
(14)These properties were acquired as part of the CIM Portfolio Acquisition.
(15)Acquired intangible lease assets allocated to individual properties in the amount of $644.6 million are not reflected in the table above.
(16)The tax basis of aggregate land, buildings and improvements as of December 31, 2022 is $4.8 billion.
(17)The accumulated depreciation column excludes $224.7 million of accumulated amortization associated with acquired intangible lease assets.
(18)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.
(19)Some or all of the land underlying these properties are subject to land leases with the Company as the lessee. The related Right-of-use assets are separately recorded. See Note 10 — Commitments and Contingencies for additional information.
(20)A portion of the land underlying these properties qualify as direct financing leases with the Company as lessor. The related carrying value of the leases are separately recorded in prepaid expenses and other assets on the Company’s consolidated balance sheet. See Note 2 — Summary of Significant Accounting Policies for additional information.

THE NECESSITY RETAIL REIT, INC.

Schedule III — Real Estate and Accumulated Depreciation — Part II
December 31, 2022

The following is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Real estate investments, at cost:
Balance at beginning of year	$3,458,767	$3,553,824	$3,367,374
Additions - acquisitions	1,244,852	164,973	194,565
Additions - improvements	26,163	14,960	10,754
Disposals	(165,041)	(31,432)	(7,059)
Reclassified to prepaid expenses and other assets (2)	(3,720)	—	—
Assets received through substitution	—	—	3,887
Assets provided through substitution	—	—	(2,787)
Impairment charges	(97,265)	(33,261)	(12,910)
Reclassified to assets held for sale	—	(210,297)	—
Balance at end of the year	$4,463,756	$3,458,767	$3,553,824

Accumulated depreciation:
Balance at beginning of year	$487,898	$454,227	$369,450
Depreciation expense	108,972	90,608	88,778
Disposals	(36,578)	(16,596)	(3,089)
Assets provided through substitution	—	—	(912)
Reclassified to assets held for sale (1)	—	(40,341)	—
Balance at end of the year	$560,292	$487,898	$454,227
(1)Excludes $29.7 million of reclassified accumulated amortization associated with acquired intangible lease assets.
(2)During the year ended December 31, 2022, $3.7 million of land was reclassified to prepaid expenses and other assets as a result of entering into a land lease which qualifies as a direct financing lease. See Note 2 — Summary of Significant Accounting Policies for additional information.