Form 10-Q
period 2023-03-31
Necessity Retail REIT, Inc.
filed 2023-05-10
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 5, 2023, the registrant had 134,191,117 shares of common stock outstanding.

THE NECESSITY RETAIL REIT, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$980,269	$996,293
Buildings, fixtures and improvements	3,420,185	3,467,463
Acquired intangible lease assets	607,353	644,553
Total real estate investments, at cost	5,007,807	5,108,309
Less: accumulated depreciation and amortization	(789,664)	(784,946)
Total real estate investments, net	4,218,143	4,323,363
Cash and cash equivalents	43,095	70,795
Restricted cash	19,422	17,956
Deferred costs, net	23,864	22,893
Straight-line rent receivable	67,332	66,657
Operating lease right-of-use assets	17,713	17,839
Prepaid expenses and other assets	67,824	66,551
Total assets	$4,457,393	$4,586,054

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,765,239	$1,808,433
Credit facility	448,000	458,000
Senior notes, net	492,653	492,319
Below market lease liabilities, net	128,032	133,876
Accounts payable and accrued expenses (including $1,566 and $1,838 due to related parties as of March 31, 2023 and December 31, 2022, respectively)	41,540	64,169
Operating lease liabilities	19,110	19,132
Deferred rent and other liabilities	13,564	16,815
Dividends payable	5,837	5,837
Total liabilities	2,913,975	2,998,581

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 shares authorized, 7,933,711 shares issued and outstanding as of March 31, 2023 and December 31, 2022	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 shares authorized, 4,595,175 shares issued and outstanding as of March 31, 2023 and December 31, 2022	46	46
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 134,224,313 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,342	1,342
Additional paid-in capital	2,999,417	2,999,163
Distributions in excess of accumulated earnings	(1,483,255)	(1,435,794)
Total stockholders’ equity	1,517,629	1,564,836
Non-controlling interests	25,789	22,637
Total equity	1,543,418	1,587,473
Total liabilities and equity	$4,457,393	$4,586,054

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue from tenants	$113,594	$94,943

Operating expenses:
Asset management fees to related party	7,956	7,826
Property operating expense	26,913	19,139
Impairment of real estate investments	—	5,942
Acquisition, transaction and other costs	565	279
Equity-based compensation	3,567	3,498
General and administrative	10,492	6,833
Depreciation and amortization	54,182	37,688
Total operating expenses	103,675	81,205
Operating income before gain on sale of real estate investments	9,919	13,738
Gain on sale of real estate investments	11,792	53,569
Operating income	21,711	67,307
Other (expense) income:
Interest expense	(34,675)	(23,740)
Other income	27	18
Gain on non-designated derivatives	—	2,250
Total other expense, net	(34,648)	(21,472)
Net (loss) income	(12,937)	45,835
Net loss (income) attributable to non-controlling interests	17	(64)
Allocation for preferred stock	(5,837)	(5,837)
Net (loss) income attributable to common stockholders	(18,757)	39,934

Weighted-average shares outstanding — Basic	133,715,627	128,640,845
Weighted-average shares outstanding — Diluted	133,715,627	130,048,111
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.14)	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Total Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	7,933,711	$79	4,595,175	$46	134,224,313	$1,342	$2,999,163	$(1,435,794)	$1,564,836	$22,637	$1,587,473
Issuance of Common Stock, net	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Equity-based compensation	—	—	—	—	—	—	391	—	391	3,176	3,567
Dividends declared on Common Stock, $0.21 per share	—	—	—	—	—	—	—	(28,523)	(28,523)	—	(28,523)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(181)	(181)	(37)	(218)
Net loss	—	—	—	—	—	—	—	(12,920)	(12,920)	(17)	(12,937)
Rebalancing of ownership percentage	—	—	—	—	—	—	(30)	—	(30)	30	—
Balance, March 31, 2023	7,933,711	$79	4,595,175	$46	134,224,313	$1,342	$2,999,417	$(1,483,255)	$1,517,629	$25,789	$1,543,418

	Three Months Ended March 31, 2022
	Mezzanine Equity	Total Equity
		Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares (1)	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$—	7,933,711	$79	4,594,498	$46	123,783,060	$1,238	$2,915,926	$(1,217,435)	$1,699,854	$10,424	$1,710,278
Issuance of Common Stock, net	—	—	—	—	—	2,761,711	27	24,467	—	24,494	—	24,494
Issuance of Shares subject to repurchase, at fair market value upon closing	49,965	—	—	—	—	6,450,107	—	—	—	—	—	—
Adjustments to redemption value	3,423	—	—	—	—	—	—	(3,423)	—	(3,423)	—	(3,423)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(19)	—	(19)	—	(19)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—	(36)	—	(36)	—	(36)
Equity-based compensation (2)	—	—	—	—	—	(275)	—	310	—	310	3,176	3,486
Dividends declared on Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	(26,677)	(26,677)	—	(26,677)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(159)	(159)	(37)	(196)
Net income	—	—	—	—	—	—	—	—	45,771	45,771	64	45,835
Rebalancing of ownership percentage	—	—	—	—	—	—	—	37	—	37	(37)	—
Balance, March 31, 2022	$53,388	7,933,711	$79	4,594,498	$46	132,994,603	$1,265	$2,937,262	$(1,204,337)	$1,734,315	$13,590	$1,747,905
(1)Includes shares of Class A common stock subject to repurchase.
(2)Presented net of forfeitures. During the three months ended March 31, 2022, 275 restricted shares with a fair value of approximately $3,000 were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(12,937)	$45,835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,866	24,407
Amortization of in-place lease assets	25,543	12,745
Amortization of deferred leasing costs	774	536
Amortization (including accelerated write-off) of deferred financing costs	3,760	2,893
Amortization of mortgage discounts (premiums) on borrowings, net	471	(13)
Accretion of market lease and other intangibles, net	(2,476)	(1,098)
Equity-based compensation	3,567	3,498
Gain on non-designated derivatives	—	(2,250)
Gain on sale of real estate investments	(11,792)	(53,569)
Impairment of real estate investments	—	5,942
Payments of prepayment costs on mortgages	450	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,184)	(1,182)
Straight-line rent payable	63	68
Prepaid expenses and other assets	(1,817)	5,505
Accounts payable and accrued expenses	(10,953)	4,087
Deferred rent and other liabilities	(3,250)	(2,301)
Net cash provided by operating activities	18,085	45,103
Cash flows from investing activities:
Capital expenditures	(9,896)	(3,188)
Investments in real estate and other assets	(12,260)	(786,311)
Proceeds from sale of real estate investments	24,485	244,208
Deposits for real estate investments	—	(103)
Net cash provided by (used in) investing activities	2,329	(545,394)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,603)	(8,765)
Proceeds from credit facility	10,000	378,000
Payments on credit facility	(20,000)	—
Payments of financing costs	(5)	(286)
Payments of prepayment costs on mortgages	(450)	—
Distributions on LTIP Units and Class A Units	(218)	(219)
Dividends paid on Class A common stock	(28,523)	(26,677)
Dividends paid on Series A preferred stock	(3,719)	(3,719)
Dividends paid on Series C preferred stock	(2,118)	(2,118)
Series A preferred stock offering costs	(2)	(19)
Series C preferred stock offering costs	(5)	(36)
Class A common stock offering costs	(5)	(399)
Proceeds from issuance of Class A common stock, net	—	24,917
Net cash (used in) provided by financing activities	(46,648)	360,679
Net change in cash, cash equivalents and restricted cash	(26,234)	(139,612)
Cash, cash equivalents and restricted cash beginning of period	88,751	236,849
Cash, cash equivalents and restricted cash end of period	$62,517	$97,237
The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents, end of period	$43,095	$82,106
Restricted cash, end of period	19,422	15,131
Cash, cash equivalents and restricted cash end of period	$62,517	$97,237

Supplemental Disclosures:
Cash paid for interest	$36,200	$25,755
Cash paid for income and franchise taxes	98	104

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$28	$—
Accrued Series C preferred stock offering costs	31	—
Accrued Class A common stock offering costs	37	24
Series A preferred stock dividend declared	3,719	3,719
Series C preferred stock dividend declared	2,118	2,118
Shares issued in acquisition	—	49,965
Adjustments to value of shares	—	3,423
Proceeds from real estate sales used to pay off related mortgage notes payable	45,000	940
Mortgage notes payable released in connection with disposition of real estate	(45,000)	(940)
Mortgages assumed in acquisition (including premiums of $276)	—	19,526
Accrued capital expenditures	—	269

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 1 — Organization
The Necessity Retail REIT, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily necessity-based retail single-tenant and multi-tenant properties in the United States. As of March 31, 2023, the Company owned 1,039 properties, comprised of 27.6 million rentable square feet, which were 92.6% leased, including 930 single-tenant net-leased commercial properties (892 of which are retail properties) and 109 multi-tenant retail properties.
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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, the Company paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, the Company had accrued $6.7 million of contingent consideration based on leases executed prior to December 31, 2022. During the three months ended March 31, 2023, the Company accrued an additional $5.5 million based on leases executed after December 31, 2022. All accrued amounts were paid in the three months ended March 31, 2023, and no further contingent consideration is expected to be paid under the terms of the contract.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of March 31, 2023 and December 31, 2022, the Company had no interests in entities that were not wholly owned.
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
Out-of-Period Adjustment
During the three months ended September 30, 2022, the Company concluded that it had understated amortization by $1.2 million in the three months ended March 31, 2022, and $2.5 million and $3.7 million, respectively, for the three and six month periods ended June 30, 2022, for certain in-place lease intangibles associated with certain leases with below market rents that were acquired as part of the CIM Portfolio Acquisition in the first and second quarters of 2022. The Company has concluded that this adjustment was not material to the financial position or results of operations for any prior quarterly periods and, accordingly, the Company recorded the cumulative adjustment to increase depreciation by $3.7 million in the three and nine month periods ended September 30, 2022.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that spread around the world and to every state in the United States commenced. As a result, the Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company did not experience any material delays in the receipt of rental payments during the year ended December 31, 2022 or the three months ended March 31, 2023. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, the Company executed several types of lease amendments. These amendments included deferrals and abatements and also included extensions to the term of the leases. The Company did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022 or the three months ended March 31, 2023. The Company has substantially collected all amounts of previously deferred rent.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the lease modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease (including leases for which the prior classification under ASC 840 was retained as part of the election to apply the package of practical expedients allowed upon the adoption of ASC 842, which does not apply to leases subsequently modified). However, in light of the COVID-19 pandemic in which many leases were being modified, the Financial Accounting Standards Board (“FASB”) and the SEC provided relief that allowed companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. For COVID-19 relief qualified changes, there are two methods to potentially account for such rent deferrals or abatements under the relief, (i) as if the changes were originally contemplated in the lease contract or (ii) as if the deferred payments are variable lease payments contained in the lease contract. For all other lease changes that did not qualify for FASB relief, the Company is required to apply modification accounting including assessing classification under ASC 842.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of March 31, 2023, these leases had an average remaining lease term of approximately 7.1 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Future Base Rent Payments
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of March 31, 2023. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$266,340
2024	339,560
2025	310,608
2026	280,647
2027	241,677
2028	192,489
Thereafter	1,104,857
$2,736,178
Contingent Rental Income
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three months ended March 31, 2023 and 2022 such amounts were $0.6 million, and $0.4 million, respectively.
Collectability and Bad Debt Expense
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it’s probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it’s not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable. Since the second quarter of 2020, this assessment has included consideration of the impacts of the COVID-19 pandemic on the ability of the Company’s tenants to pay rents in accordance with their contracts. The assessment included all of the Company’s tenants with a focus on the Company’s multi-tenant retail properties which have been more negatively impacted by the COVID-19 pandemic than the Company’s single-tenant properties.
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three months ended March 31, 2023 and 2022, uncollectable amounts were $3.4 million and $0.7 million, respectively. Included in the uncollectable amounts for the three months ended March 31, 2023, were $2.9 million of revenue reductions associated with 16 leases with one tenant which were terminated in bankruptcy proceedings.
Lease Termination Income
The Company entered into two lease termination agreements with tenants in its multi-tenant properties for a total of $0.1 million, which were recognized and received in the three months ended March 31, 2023.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The Company entered into lease termination agreements at two and six of its single-tenant properties in the first quarter of 2022 and the fourth quarter of 2021, respectively. Since these leases had short-term remaining occupancy periods for the tenant, these lease termination agreements were treated as lease modifications, and their termination fee income was recognized over the remaining occupancy periods of the respective leases on a straight-line basis. The Company recognized and received $4.5 million in the three months ended March 31, 2022 related to these agreements. As of June 30, 2022, the occupancy periods for these agreements expired and the tenants vacated. Accordingly, no related revenue was recognized on these leases in the three months ended March 31, 2023.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates the probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of March 31, 2023 and December 31, 2022, no properties were considered held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. No acquisitions occurred during the three months ended March 31, 2023. All acquisitions during the three months ended March 31, 2022 were asset acquisitions.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Generally, all the Company’s leases as lessor had historically qualified as operating leases including land leases for which such accounting has been grandfathered. However, as of March 31, 2023 and December 31, 2022 the Company had two parcels of land leased to tenants that qualify as financing leases which were entered into during the year ended December 31, 2022 (subsequent to the three months ended March 31, 2022). The carrying value of these leases were $5.8 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively, and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheets. For the three months ended March 31, 2023, income of $0.2 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the Company had no leases as a lessor that were considered as sales-type leases under sales leaseback rules.
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
March 31, 2023
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
Reportable Segments
As of March 31, 2023, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
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
Above- and Below-Market Lease Amortization
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
Upon termination of an above- or below-market lease, any unamortized amounts would be recognized in the period of termination.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
On July 21, 2021, the Company entered into the multi-year outperformance agreement with the Advisor (the “2021 OPP”) pursuant to which the Advisor was granted an award of 8,528,885 units of limited partnership (“LTIP Units”), representing the quotient of $72.0 million divided by $8.4419. The LTIP Units issued under the 2021 OPP were reclassified as an equity award with the cumulative expense reflected as part of non-controlling interest in the Company’s consolidated balance sheets and equity statements.
In the event of a modification of any of the awards discussed above, any incremental increase in the value of the instrument measured on the date of the modification both before and after the modification, will result in an incremental amount to be reflected prospectively as a charge to earnings over the remaining service period.
For additional information on all of the Company’s equity-based compensation arrangements, see Note 12 — Equity-Based Compensation.
Recently Issued Accounting Pronouncements
Not Yet Fully Adopted as of March 31, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients would preserve the presentation of the Company’s derivatives, if any, which would be consistent with the Company’s past presentation. As of March 31, 2023, the Company did not have any outstanding derivative instruments but has LIBOR-based borrowings under its Credit Facility (see Note 5 — Credit Facility for additional information). The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions were considered asset acquisitions for accounting purposes.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2023 (2)	2022
Real estate investments, at cost:
Land	$—	$154,815
Buildings, fixtures and improvements	—	586,140
Total tangible assets	—	740,955
Acquired intangible assets and liabilities: (1)
In-place leases	5,535	145,178
Above-market lease assets	—	12,574
Below-market lease liabilities	—	(42,905)
Total intangible assets, net	5,535	114,847
Assets Reduced, Liabilities Assumed and Equity Issued:
Mortgage notes payable assumed in acquisitions (including premiums of $276)	—	(19,526)
Shares issued in acquisitions	—	(49,965)
Payment of previously accrued contingent consideration on acquired properties from the CIM Portfolio Acquisition	6,725	—
Cash paid for real estate investments	$12,260	$786,311
Number of properties purchased from the CIM Portfolio Acquisition (See Note 1 — Organization for additional information)	—	56
Number of other properties purchased	—	3
________
(1)Weighted-average remaining amortization periods for in-place lease assets, above-market lease assets and below-market lease liabilities acquired during the three months ended March 31, 2022 were 9.8 years, 6.2 years and 20.0 years, respectively, as of each property’s respective acquisition date.
(2)Real estate assets acquired during the three months ended March 31, 2023 were comprised entirely of contingent consideration relating to the CIM Portfolio Acquisition, $6.7 million of which was accrued as of December 31, 2022. See Note 1 — Organization for additional information.

The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
In-place leases, included in depreciation and amortization (2)	$25,543	$12,745

Above-market lease intangibles	$(1,628)	$(914)
Below-market lease liabilities	4,112	2,020
Total included in revenue from tenants	$2,484	$1,106

Below-market ground lease asset (1)	$8	$8
Above-market ground lease liability (1)	—	—
Total included in property operating expenses	$8	$8

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
______
(1)Intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheets and the amortization expense of such balances is included in property operating expenses on the consolidated statements of operations.
(2)During the three months ended March 31, 2023, the Company recorded additional in-place lease amortization of $3.3 million associated with 16 leases with one tenant which were terminated in bankruptcy proceedings.

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place leases, to be included in depreciation and amortization	$53,289	$56,539	$44,902	$35,224	$26,804

Above-market lease intangibles	$4,603	$5,381	$4,542	$3,313	$2,704
Below-market lease liabilities	(7,746)	(9,856)	(9,512)	(9,052)	(8,624)
Total to be included in revenue from tenants	$(3,143)	$(4,475)	$(4,970)	$(5,739)	$(5,920)
Deposits for Real Estate Investments
The Company did not have any deposits for future acquisitions of real estate investments as of March 31, 2023 or December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, there were no properties classified as held for sale. The sales of other properties sold during their respective periods did not represent a strategic shift in the Company’s operations or strategy.
Real Estate Sales
During the three months ended March 31, 2023, the Company sold five properties for an aggregate contract price of $71.3 million, resulting in an aggregate gain of $11.8 million, which is reflected in gain on sale of real estate investments in the consolidated statement of operations for the three months ended March 31, 2023.
During the three months ended March 31, 2022, the Company sold six properties for an aggregate contract price of $265.2 million. These dispositions resulted in an aggregate gain of $53.6 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the three months ended March 31, 2022.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Impairment Charges
There were no impairment charges recorded in the three months ended March 31, 2023. The following table details the impairment charges recorded by segment for the three months ended March 31, 2022:

Three Months Ended March 31,
(In thousands)	2022
Single-tenant properties:
Various vacant single-tenant properties (1)	$2,176
United Healthcare (2)	3,766
Total single-tenant impairment charges	5,942

Total impairment charges	$5,942
(1)For the three months ended March 31, 2022, three properties were impaired, all of which were formerly leased to Truist Bank. All properties in the three months ended March 31, 2022 were impaired to their fair values as determined by their respective purchase and sale agreements and were sold in the year ended December 31, 2022.
(2)This property was vacant since June 30, 2021 when a tenant did not renew its lease. This property was impaired to its fair value as determined by the income approach in both the year ended December 31, 2022 and 2021 and disposed of in the year ended December 31, 2022.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of March 31, 2023 and December 31, 2022 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2023	December 31, 2022	March 31, 2023		Interest Rate	Maturity	Anticipated Repayment (4)
		(In thousands)	(In thousands)
2019 Class A-1 Net-Lease Mortgage Notes	102	$117,470	$117,620	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net-Lease Mortgage Notes	108	119,868	120,020	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	49	53,381	53,601	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	47	92,204	92,584	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	33	34,997	34,997	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	54,995	54,995	3.65%		Fixed	May 2051	May 2031
Total Net-Lease Mortgage Notes	374	472,915	473,817

Stop & Shop (5)	—	—	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes	364	705,567	705,567	3.79%		Fixed	Aug. 2025	Aug. 2025
Bob Evans I	22	22,633	22,740	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Cottonwood Commons	1	19,250	19,250	4.52%		Fixed	Sep. 2023	Sep. 2023
The Marquis	1	8,556	8,556	3.95%		Fixed	May 2023	May 2023
Assumed Multi-Tenant Mortgage I	3	16,700	16,700	4.68%		Fixed	Sep. 2033	Sep. 2023
Assumed Multi-Tenant Mortgage II	4	25,000	25,000	4.54%		Fixed	Feb. 2024	Feb. 2024
Assumed Multi-Tenant Mortgage III (6)	3	30,424	30,719	3.70%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage IV (6)	4	28,387	28,387	3.90%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage V	7	60,244	60,544	3.70%		Fixed	Sep. 2023	Sep. 2023
The Plant (6)	1	123,000	123,000	3.87%		Fixed	May 2033	May 2023
McGowin Park	1	39,025	39,025	4.11%		Fixed	May 2024	May 2024
Gross mortgage notes payable	819	1,795,101	1,841,705	3.84%	(1)
Deferred financing costs, net of accumulated amortization (2)		(29,009)	(31,948)
Mortgage premiums and discounts, net (3)		(853)	(1,324)
Mortgage notes payable, net		$1,765,239	$1,808,433
__________
(1)Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2023.
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
(4)The Company determines an anticipated repayment date when the terms of a debt obligation provide for earlier repayment than the legal maturity and when the Company expects to repay such debt obligations earlier due to factors such as elevated interest rates or additional principal payment requirements.
(5)This mortgage note was fully repaid in the three months ended March 31, 2023 in connection with the disposition of the formerly encumbered properties.
(6)These mortgage notes were fully repaid subsequent to March 31, 2023 with proceeds from the Credit Facility. See Note 15 — Subsequent Events for additional information.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As of March 31, 2023 and December 31, 2022, the Company had pledged $3.0 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of March 31, 2023, $2.0 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (see Note 5 — Credit Facility for more details). The asset pool comprising the borrowing base under the credit facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the credit facility.
In connection with refinancing certain properties, the Company may incur prepayment penalties relating to its prior debt obligations. During the three months ended March 31, 2023, the Company incurred $0.5 million of prepayment penalties. These prepayment penalties, when incurred, are included in acquisition, transaction, and other costs in the consolidated statements of operations.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2023, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Combined Debt Obligation Principal Payments
The following table summarizes the scheduled aggregate principal payments (based on anticipated repayment dates) on mortgage notes payable and the Company’s other debt based on anticipated repayment dates for the remainder of the year ended December 31, 2023, the five years subsequent to December 31, 2023 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility (1)	Senior Notes (2)	Total
2023 (remainder) (3)	$288,181	$—	$—	$288,181
2024	65,672	—	—	65,672
2025	707,237	—	—	707,237
2026	116,917	448,000	—	564,917
2027	21,553	—	—	21,553
2028	332,242	—	500,000	832,242
Thereafter	263,299	—	—	263,299
	$1,795,101	$448,000	$500,000	$2,743,101
________
(1)The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
(2)The Senior Notes mature on September 30, 2028. See Note 6 — Senior Notes, Net for additional information.
(3)Subsequent to March 31, 2023, the Company fully repaid $181.8 million of mortgage notes payable with borrowings sourced from the Credit Facility. See Note 15 — Subsequent Events for additional information. The Company intends to repay the remaining $106.4 million of principal amounts scheduled for repayment during the year ended December 31, 2023 with (i) proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder (as defined in Note 5 — Credit Facility) and (ii) cash on hand, a portion of which may be generated from future property sales.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 5 — Credit Facility
The Company has a credit facility (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time party thereto. On October 1, 2021, the Company entered into an amendment and restatement of the Credit Facility. Also, upon the closing of the Senior Notes (as defined in Note 6 — Senior Notes, Net) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. The aggregate total commitments after the amendment and restatement of the Credit Facility were increased from $540.0 million to $815.0 million including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Credit Facility matures on April 1, 2026, subject to the Company’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs.
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
As of March 31, 2023, the Company had a total borrowing capacity under the Credit Facility of $494.6 million (net of a $2.0 million letter of credit) based on the value of the borrowing base under the Credit Facility, and of this amount, $448.0 million was outstanding under the Credit Facility as of March 31, 2023 and $46.6 million remained available for future borrowings. Subsequent to March 31, 2023, the Company (i) disposed of one property formerly part of the asset pool comprising the borrowing base under the Credit Facility, (ii) added seven properties formerly encumbered under mortgage notes to the asset pool comprising the borrowing base under the Credit Facility, (iii) borrowed $173.0 million to fully repay certain mortgage notes and (iv) borrowed $18.0 million for general corporate purposes. After these borrowings and net property additions to the asset pool comprising the borrowing base under the Credit Facility, the Company had $639.0 million outstanding on its Credit Facility and $28.2 million remained available for future borrowings. See Note 15 — Subsequent Events for additional information.
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
As of March 31, 2023 and December 31, 2022, the Company elected to use LIBOR for all of its borrowings under the Credit Facility and the weighted-average interest rate under the Credit Facility was 6.92% and 6.51%, respectively. Subsequent to March 31, 2023, the Company amended its Credit Facility to utilize a SOFR-based interest rate for all of its borrowings thereunder. After completing the amendment, the Company has no further exposure to LIBOR-based contracts. See Note 15 — Subsequent Events for additional information.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Under the Credit Facility, subject to certain exceptions, the Company is not permitted to pay distributions, including cash dividends on equity securities, including the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) and 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), in an aggregate amount exceeding 95% of AFFO (as defined in the Credit Facility) for any look-back period of four consecutive fiscal quarters without seeking consent from the lenders under the Credit Facility. However, the Credit Facility also permits the Company to pay distributions in an aggregate amount not exceeding 105% of AFFO for any applicable period if, as of the last day of the period, the Company was able to satisfy a maximum leverage ratio after giving effect to the payments and maintain a combination of cash, cash equivalents and amounts available for future borrowings under the Credit Facility of not less than $60.0 million. Moreover, if applicable, during the continuance of an event of default under the Credit Facility, the Company could not pay dividends or other distributions in excess of the amount necessary for the Company to maintain its status as a REIT.
As of March 31, 2023, the Company was in compliance with the operating and financial covenants under the Credit Facility.
LIBOR Transition
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings will continue to be published through June 30, 2023. The Company is not able to predict when there will be sufficient liquidity in the SOFR market. The Company is monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR will also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. The Credit Facility contains language governing the establishment of a replacement benchmark index to serve as an alternative to LIBOR, when necessary.
Subsequent to March 31, 2023, the Company amended its Credit Facility to utilize a SOFR-based interest rate for all of its borrowings thereunder. After completing the amendment, the Company has no further exposure to LIBOR-based contracts. See Note 15 — Subsequent Events for additional information.
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP issued $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”). The Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee. As of March 31, 2023 and December 31, 2022, the carrying value of the Senior Notes on the Company’s consolidated balance sheets totaled $492.7 million and $492.3 million, respectively, which is net of $7.3 million and $7.7 million of deferred financing costs, respectively.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year. The Senior Notes do not require any principal payments prior to maturity.
As of March 31, 2023, the Company was in compliance with the covenants under the Indenture governing the Senior Notes.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023 and 2022.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2023, the Company does not have any derivatives, but would assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions if it had any.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). However, there were no impaired real estate investments held for sale as of March 31, 2023 and December 31, 2022. The carrying value of impaired real estate investments held for sale on the consolidated balance sheets represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
March 31, 2023
(Unaudited)
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2023		December 31, 2022
(In thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Gross mortgage notes payable and mortgage premiums and discounts, net (1)	3	$1,795,101	$1,650,370	$1,841,705	$1,648,505
Senior Notes	2	$500,000	$377,500	$500,000	$376,250
Credit Facility (1)	3	$448,000	$446,527	$458,000	$456,635
________
(1)Subsequent to March 31, 2023, the Company fully repaid three mortgage notes with an aggregate carrying value of $181.8 million and an aggregate fair value of $181.4 million. Additionally, the Company borrowed $191.0 million on its Credit Facility subsequent to March 31, 2023. See Note 15 — Subsequent Events for additional information.
The financial instruments noted above had lower fair values as compared to their respective carrying values as of March 31, 2023 and December 31, 2022 primarily because of increasing interest rates and widening credit spreads since the origination of the financial instruments.
Note 8 — Mezzanine Equity and Total Equity
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
The number of shares issued at the applicable closing was based on the value of the shares or units that were issuable at such closing divided by the per-share volume weighted average price of the Company’s Class A common stock measured over a five-day consecutive trading period immediately preceding (but not including) the date on which written notice for the closing was delivered, indicating the seller’s election to receive either shares or units, to the OP (the price of which was to be limited by a 7.5% collar in either direction from the per share volume weighted-average price of the Company’s Class A common stock measured over a ten-day consecutive trading period immediately preceding (but not including) the effective date of the purchase and sale agreement), which was $8.34 per share. The Company had concluded that as of December 31, 2021, this arrangement constituted an embedded derivative which required separate accounting. The initial value of the embedded derivative was an asset upon the signing of the purchase and sale agreement of $1.7 million, and was a liability of $2.3 million as of December 31, 2021. The shares were issued in two closings in the three months ending March 31, 2022 at contract prices within the collar. Accordingly, the value of the embedded derivative was considered to be zero immediately prior to closing. During the three months ended March 31, 2022, the Company reduced the prior liability at December 31, 2021 to zero at closing and recorded a gain on non-designated derivatives of $2.3 million in the consolidated statements of operations.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Total Equity
Common Stock
As of both March 31, 2023 and December 31, 2022, the Company had 134.2 million shares, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
Distribution Reinvestment Plan
Effective on the listing of the Company’s Class A common stock on the Nasdaq Global Select Market (the “Nasdaq”) on July 19, 2018 (the “Listing Date”), an amendment and restatement of the then effective distribution reinvestment plan approved by the Company’s board of directors became effective (the “DRIP”). The DRIP allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP represent shares that are, at the election of the Company, either (i) acquired directly from the Company, which would issue new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee.
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended March 31, 2023 and 2022, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for its Class A common stock (the “Class A Common Stock ATM Program”), which was last updated in August 2022, pursuant to which the Company may from time to time, offer, issue and sell to the public up to $450.0 million in shares of Class A common stock, through sales agents. As of March 31, 2023, $254.0 million of issuable value remains available under the Class A Common Stock ATM Program.
The Company did not sell any shares of Class A common stock through its Class A Common Stock ATM Program during the three months ended March 31, 2023.
The Company sold 2,761,711 shares of Class A common stock through its Class A Common Stock ATM Program during the three months ended March 31, 2022, which generated $24.9 million of gross proceeds, and net proceeds of $24.5 million after commissions, fees and other offering costs incurred of $0.4 million.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of March 31, 2023.
•The Company had 7,933,711 shares of its Series A Preferred Stock issued and outstanding as of both March 31, 2023 and December 31, 2022.
•No shares of Series B Preferred Stock were issued or outstanding as of March 31, 2023 or December 31, 2022.
•The Company had 4,595,175 shares of its Series C Preferred Stock issued and outstanding as of both March 31, 2023 and December 31, 2022.
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
The Company did not sell any shares of its Series A Preferred Stock under the Series A Preferred Stock ATM Program during the three months ended March 31, 2023 or 2022.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
The Company did not sell any shares of its Series C Preferred Stock under the Series C Preferred Stock ATM Program during the three months ended March 31, 2023 or 2022.
Stockholder Rights Plan
In April 2020, the Company announced that its board of directors approved a stockholder rights plan (the “Plan”) to protect the long-term interests of the Company. The Company adopted the Plan due to the substantial volatility in the trading of the Company’s Class A common stock that resulted from the COVID-19 pandemic. The adoption of the Plan is intended to allow the Company to realize the long-term value of the Company’s assets by protecting the Company from the actions of third parties that the Company’s board of directors determines are not in the best interest of the Company. The Company’s Plan is designed to reduce the likelihood that any person or group (including a group of persons that are acting in concert with each other) would gain control of the Company through open market accumulation of stock by imposing significant penalties upon any person or group that acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Company’s board of directors. In connection with the adoption of the Plan, the Company’s board of directors authorized a dividend of one preferred share purchase right for each outstanding share of Class A common stock to stockholders of record on April 23, 2020 to purchase from the Company one one-thousandth of a share of Series B Preferred Stock for an exercise price of $35.00 per one-thousandth of a share, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. By the terms of the Plan, the rights will initially trade with Class A common stock and will generally only become exercisable on the 10th business day after the Company’s board of directors becomes aware that a person or entity has become the owner of 4.9% or more of the shares of Class A common stock or the commencement of a tender or exchange offer which would result in the offeror becoming an owner of 4.9% or more of the Class A common stock. In February 2021, the expiration date of these rights was extended to April 12, 2024 unless earlier exercised, exchanged, amended, redeemed or terminated.
Non-Controlling Interest
Non-controlling interests resulted from the issuance of 172,921 OP Units to an external party in conjunction with the Merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “Merger”) and were originally recognized at fair value as of the effective time of the Merger on February 16, 2017.
In addition, under the 2021 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
As of March 31, 2023 and December 31, 2022, non-controlling interest was comprised of the following components:

(In thousands)	March 31, 2023	December 31, 2022
Non-controlling interest attributable to LTIP Units	$24,248	$21,072
Non-controlling interest attributable to Class A Units	1,541	1,565
Total non-controlling interest	$25,789	$22,637

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 14.8 years to 32.4 years as of March 31, 2023. The classification of these leases were grandfathered in by adoption of ASU 842, whereby they will continue to be classified as operating leases unless modified.
As of March 31, 2023, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $17.7 million and $19.1 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the three months ended March 31, 2023.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 25.9 years and a weighted-average discount rate of 7.5% as of March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company paid cash of $0.4 million and $0.3 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $0.5 million, respectively. The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations.
The following table reflects the base cash rental payments due from the Company as of March 31, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$1,196
2024	1,560
2025	1,598
2026	1,628
2027	1,647
Thereafter	41,083
Total lease payments	48,712
Less: Effects of discounting	(29,602)
Total present value of lease payments	$19,110
Litigation and Regulatory Matters
Merger Litigation
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, both individuals who previously served as the Company’s chief executive officer and chair of the board of directors (the “Former Chairmen”), the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger (the “Hibbard Action”). All of the directors immediately prior to the Merger, except for David Gong, served as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the Merger contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company’s chief financial officer at the time of the Merger and each of the Company’s directors immediately prior to the Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
On July 11, 2019, the New York State Supreme Court issued an order consolidating the three above-mentioned cases: Terry Hibbard, Bracken, and Callaway (the “Consolidated Cases”). The Court also stayed the Consolidated Cases pending a decision on the motions to dismiss in an action involving similar claims pending in the United States District Court for the Southern District of New York. Following the federal court’s decision dismissing that action on October 31, 2019, the plaintiffs filed an amended consolidated class action complaint in the Consolidated Cases seeking substantially similar remedies from the same defendants. The Company moved to dismiss the amended consolidated complaint on December 16, 2019. After the parties completed briefing on this motion, the United States Court of Appeals for the Second Circuit issued its decision affirming dismissal of the federal action. The plaintiffs moved to amend their complaint, purportedly to limit it to claims still viable in spite of the results of the federal action. The proposed second amended complaint no longer contains direct claims against the Company. Instead, the plaintiffs seek to pursue state law claims derivatively against the Advisor, AR Global, the Company’s initial chief executive officer and chair of the board of directors, the Company’s current directors and David Gong, a former director, with the Company as a nominal defendant. On December 20, 2021, the Court denied the plaintiffs’ motion to amend and dismissed the litigation. On January 26, 2022, the plaintiffs filed a notice of appeal from the Court’s decision. In a decision and order entered on March 9, 2023, the Supreme Court of the State of New York, Appellate Division, First Department, affirmed the dismissal of the complaint.
During the three months ended March 31, 2023, the Company incurred $0.1 million in litigation costs related to the above matters. No such amounts were incurred in the three months ended March 31, 2022. A portion of these litigation costs were subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”). There were no such reimbursements recorded during the three months ended March 31, 2023 or 2022. The Policies were subject to other claims that had priority over the Company’s claim for reimbursement, and have been exhausted.
Blackwells Litigation
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells’ proxy solicitation (collectively the “Defendants”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleges that Blackwells and the other Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Defendants. The complaint seeks, among other things, to (i) declare that the proxy materials filed by Blackwells violate Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order Blackwells and the other Defendants to publicly correct their material misstatements or omissions, (iii) enjoin Blackwells and the other Defendants from publishing any soliciting materials until each of them files corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin Blackwells and the other Defendants from committing any further violations of federal securities law.
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
March 31, 2023
(Unaudited)
Blackwells Onshore, and (v) unspecified damages for purported breach of the bylaws. The Company intends to vigorously defend against the claims.
On March 10, 2023, the Company filed a motion for a preliminary injunction seeking to enjoin Defendants from publishing any soliciting materials, or soliciting until they file corrective statements; and enjoining them from making false statements about the absence of any joint venture between Blackwells and Related. The Court denied the preliminary injunction motion on May 3, 2023. On May 4, 2023, the Company filed a notice of appeal with the Court of Appeals for the Second Circuit.
On April 21, Blackwells filed a motion in the Circuit Court of Maryland for Baltimore City for a preliminary injunction seeking to enjoin the Company from, among other things, (i) refusing to count votes in favor of Blackwells nominees; (ii) refusing to seat Blackwells’ nominees should they be elected; and (iii) communicating that Blackwells’ nominees are invalid or otherwise improperly nominated. The Company has filed its opposition to the preliminary injunction motion. The Court has not yet set a date for a hearing.
Other Litigation
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. As of March 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.
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
In-Sourced Expenses
The Advisor is reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including in-sourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through March 31, 2023.
The Company did not incur any acquisition expenses and related cost reimbursements for the three months ended March 31, 2023 and incurred $0.2 million of acquisition expenses and related cost reimbursements for the three months ended March 31, 2022.
Asset Management Fees and Incentive Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations. The Company incurred $8.0 million and $7.8 million during the three months ended March 31, 2023 and 2022, respectively, in asset management fees (including both the fixed and variable portion) and incentive management fees.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any incentive management fees for the three months ended March 31, 2023 and 2022.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
The initial term of the Net Lease Property Management Agreement ended on October 1, 2021, and has been and will be automatically renewed for successive one-year terms unless terminated 60 days prior to the end of a term or terminated for cause. The Multi-Tenant Property Management Agreement and the Multi-Tenant Leasing Agreement each expire on the later of (i) November 4, 2025 and (ii) the termination date of the Advisory Agreement. These agreements with the Property Manager may only be terminated for cause prior to the end of the term.
Additionally, during the second quarter of 2022, certain subsidiaries of the OP each entered into a property management agreement with the Property Manager in connection with debt assumptions related to the acquisition of the properties of the CIM Portfolio Acquisition. Each property management agreement entitles the Property Manager to a management fee equal to 4.0% of the gross rental receipts from the properties, including common area maintenance reimbursements, tax and insurance reimbursements, percentage rental payments, utility reimbursements, late fees, vending machine collections, service charges, rental interruption insurance, and a 15.0% administrative charge for common area expenses. In addition, under these property management agreements, the Property Manager is entitled to a construction fee equal to 6.0% of construction costs incurred, if any, and reimbursement of all expenses specifically related to the operation of a multi-tenant property, including compensation and benefits of property management, accounting, lease administration, executive and supervisory personnel of the Property Manager, and excluding expenses of the Property Manager’s corporate and general management office and excluding compensation and other expenses applicable to time spent on matters other than the properties.
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
March 31, 2023
(Unaudited)
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
These reimbursements are included as part of Professional fees and other reimbursements in the table below and in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company incurred $3.6 million and $2.7 million, respectively, (which includes $1.0 million and $0.5 million, respectively, of compensation and overhead costs related to the Multi-Tenant Property Management Agreement which is not subject to the Capped Reimbursement Amount under the Advisory Agreement, discussed below) of reimbursement expenses to the Advisor for providing administrative services.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI (as defined in the Advisory Agreement) for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the annual Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%. As of March 31, 2023 and December 31, 2022, the annual Fixed Component was $8.1 million and $7.7 million, respectively.
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

	Three Months Ended March 31,		Payable (Receivable) as of
(In thousands)	2023	2022	March 31, 2023	December 31, 2022
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$—	$203	$—	$9
Ongoing fees:
Asset management fees to related party (2)	7,956	7,826	—	—
Property management and leasing fees (3)	4,545	1,914	1,441	1,302
Professional fees and other reimbursements (4)	4,118	3,294	125	527
Total related party operating fees and reimbursements	$16,619	$13,237	$1,566	$1,838
______
(1)Amounts included in acquisition and transaction related expenses in the consolidated statements of operations.
(2)There were no incentive management fees earned in these periods.
(3)Amounts included in property operating expenses in the consolidated statements of operations, with the exception of approximately $1.6 million and $0.3 million of leasing fees incurred in the three months ended March 31, 2023 and 2022, respectively, which were capitalized and are included in deferred costs, net in the consolidated balance sheets. A portion of leasing fees are ultimately paid to a third party. Property management fees increased significantly throughout the year ended December 31, 2022, related to fees on the CIM Portfolio Acquisition for each property acquired.
(4)Amounts included in general and administrative expense in the consolidated statements of operations. Includes amounts for directors’ and officers’ insurance.
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
March 31, 2023
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
Prior to June 30, 2020, the Company only granted restricted shares to the Company’s directors. Since then, the Company has granted restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, and certain consultants to the Company and the Advisor or its affiliates. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor. No restricted shares were granted by the Company in the three months ended March 31, 2023.
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
The following table reflects the activity of restricted shares for the three months ended March 31, 2023:

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2022	508,677	$7.93
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2023	508,677	$7.93

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As of March 31, 2023, the Company had $2.2 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of restricted shares are expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations. Compensation expense related to restricted shares was approximately $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three months ended March 31, 2023 or 2022.
Multi-Year Outperformance Agreements
2021 OPP
On May 4, 2021, the Company’s independent directors authorized an award of LTIP Units under the 2021 OPP which was entered into on July 21, 2021. Based on a maximum award value of $72.0 million and the Initial Share Price of $8.4419, which was determined on July 20, 2021, the Advisor was granted a total of 8,528,885 LTIP Units pursuant to the 2021 OPP. These LTIP Units may be earned and become vested based on the Company’s total shareholder return (“TSR”), including both share price appreciation and reinvestment of Class A common stock dividends, compared to the Initial Share Price over a performance period commencing on July 20, 2021 and ending on the earliest of (i) July 20, 2024, (ii) the effective date of any Change of Control (as defined in the Advisor Plan) and (iii) the effective date of any termination of the Advisor’s services as the Company’s advisor.
The amortization of the fair value of the LTIP Units that were granted will be recorded evenly over the requisite service period which is approximately 38.5 months from May 4, 2021, the date that the Company’s independent board of directors approved the award of LTIP Units under the 2021 OPP, through July 20, 2024, the end of the performance period.
Compensation Expense - 2021 OPP
During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $3.2 million in each period. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations. As of March 31, 2023, the Company had $16.6 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 1.3 years.
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
The Company paid distributions on LTIP Units of $0.2 million for both the three months ended March 31, 2023 and 2022. These amounts are recorded in the Company’s consolidated statements of changes in equity.
Performance Measures

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
March 31, 2023
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2023 and 2022.
Note 13 — Net (Loss) Income Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022
Net (loss) income attributable to common stockholders	$(18,757)	$39,934
Adjustments to net (loss) income for common share equivalents	(326)	(206)
Adjusted net (loss) income attributable to common stockholders	$(19,083)	$39,728

Weighted-average shares outstanding — Basic	133,715,627	128,640,845
Weighted-average shares outstanding — Diluted	133,715,627	130,048,111
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.14)	$0.31
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Unvested restricted shares (1)	508,677	422,218
Class A Units (2)	172,921	172,921
2021 LTIP Units (3)	8,528,885	7,121,619
Total	9,210,483	7,716,758
_______
(1)Weighted-average number of unvested restricted shares outstanding for the periods presented. There were 508,677 and 422,108 unvested restricted shares outstanding as of March 31, 2023 and 2022, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of March 31, 2023 and 2022.
(3)Weighted-average number of 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of March 31, 2023 and 2022. For more information see Note 12 — Equity-Based Compensation. Under the relative TSR portion of the 2021 OPP award, 1,407,266 LTIP Units would have been issued had March 31, 2022 been the end of the measurement period and these units were included in the calculation for diluted EPS purposes.
If dilutive, conditionally issuable shares relating to the 2021 OPP award would be included, as applicable, in the computation of fully diluted earnings per share on a weighted-average basis for the three months ended March 31, 2023 and 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period.
No LTIP Unit share equivalents were included in the computation for the three ended March 31, 2023 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2021 OPP) at March 31, 2023 or (ii) the Company recorded a net loss attributable to common stockholders for the period, thus any shares conditionally issuable under the LTIP Units would be antidilutive.
Under the relative TSR portion of the 2021 OPP award, 1,407,266 LTIP Units would have been issued had March 31, 2022 been the end of the measurement period, and the Company recorded net income attributable to common stockholders for the period. Accordingly, these 1,407,266 LTIP Units were included in the calculation for diluted EPS purposes.
Note 14 - Segment Reporting
As of March 31, 2023, the Company concluded it operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company evaluates performance and make resource allocations based on its two business segments.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues from tenants, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net (loss) income. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net (loss) income.
NOI excludes certain components from net (loss) income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, NOI should be compared with net (loss) income prepared in accordance with GAAP and as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net (loss) income as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.
The following table reconciles the segment activity to consolidated net loss (income) for the three months ended March 31, 2023 and 2022:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$46,166	$67,428	$113,594	$53,282	$41,661	$94,943
Property operating expense	4,450	22,463	26,913	3,924	15,215	19,139
NOI	$41,716	$44,965	86,681	$49,358	$26,446	75,804
Asset management fees to related party			(7,956)			(7,826)
Impairment of real estate investments			—			(5,942)
Acquisition, transaction and other costs			(565)			(279)
Equity-based compensation			(3,567)			(3,498)
General and administrative			(10,492)			(6,833)
Depreciation and amortization			(54,182)			(37,688)
Gain on sale of real estate investments			11,792			53,569
Interest expense			(34,675)			(23,740)
Other income			27			18
Gain on non-designated derivatives			—			2,250
Net loss (income) attributable to non-controlling interests			17			(64)
Allocation for preferred stock			(5,837)			(5,837)
Net loss (income) attributable to common stockholders			$(18,757)			$39,934

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2023	December 31, 2022
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,798,895	$1,880,418
Multi-tenant properties	2,419,248	2,442,945
Total investments in real estate, net	4,218,143	4,323,363
Cash and cash equivalents	43,095	70,795
Restricted cash	19,422	17,956
Deferred costs, net	23,864	22,893
Straight-line rent receivable	67,332	66,657
Operating lease right-of-use assets	17,713	17,839
Prepaid expenses and other assets	67,824	66,551
Total assets	$4,457,393	$4,586,054
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023 (1)	2022
Single-tenant properties	$67	$208
Multi-tenant properties	2,533	3,249
Total capital expenditures	$2,600	$3,457
(1)Excludes $6.4 million of accrued capital expenditures as of December 31, 2022 which was paid in the three months ended March 31, 2023.

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
Dispositions Subsequent to March 31, 2023
Subsequent to March 31, 2023, the Company disposed of one property for a contract sales price of $1.1 million. This property was formerly part of the asset pool comprising the borrowing base under the Credit Facility.
Mortgage Note Repayments and Credit Facility Borrowings Subsequent to March 31, 2023
In April 2023, the Company fully repaid its “Assumed Multi-Tenant Mortgage III” and “Assumed Multi-Tenant Mortgage IV” mortgage notes, both of which were scheduled for repayment in April 2023. These mortgage notes had an aggregate balance of $58.8 million as of March 31, 2023. The Company repaid these mortgage notes with draws of $50.0 million under its Credit Facility. Of the seven total properties formerly encumbered under these mortgage notes, six were added to the asset pool comprising the borrowing base under the Credit Facility. The Company also separately drew $18.0 million on its Credit Facility for general corporate purposes in April 2023.
In May 2023, the Company fully repaid its “The Plant” mortgage note, which was scheduled for repayment in May 2023. This mortgage note had a gross balance of $123.0 million as of March 31, 2023. The Company repaid this mortgage note with a draw of $123.0 million under its Credit Facility. The property formerly encumbered under this mortgage note was added to the asset pool comprising the borrowing base under the Credit Facility.
After these draws and net property additions to the asset pool comprising the borrowing base under the Credit Facility, the Company had $639.0 million outstanding on its Credit Facility and $28.2 million remained available for future borrowings.
Credit Facility Amendment
In April 2023, the Company amended its Credit Facility to utilize a SOFR-based interest rate on all of its borrowings thereunder.
Lease Terminations
Subsequent to March 31, 2023, four single-tenant leases with a Burger King franchisee were terminated in bankruptcy proceedings.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily necessity-based retail single-tenant and multi-tenant properties in the United States. As of March 31, 2023, we owned 1,039 properties, comprised of 27.6 million rentable square feet, which were 92.6% leased, including 930 single-tenant net-leased commercial properties (892 of which are retail properties) and 109 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of March 31, 2023, the total single-tenant properties comprised 47% of our total portfolio and were 67% leased to service retail tenants, and the total multi-tenant properties comprised 53% of our portfolio, and were 42% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others.
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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, we paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, we had accrued $6.7 million of contingent consideration based on leases executed prior to December 31, 2022. During the three months ended March 31, 2023, we accrued an additional $5.5 million based on leases executed after December 31, 2022. All accrued amounts were paid in the three months ended March 31, 2023, and no further contingent consideration is expected to be paid under the terms of the contract.
For our purposes, tenants that are considered “investment grade” include both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of March 31, 2023, approximately 58.4% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 43.4% with actual investment grade ratings and 15.0% with implied investment grade ratings, and approximately 36.4% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 29.7% with actual investment grade ratings and 6.7% with implied investment grade ratings.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that spread around the world and to every state in the United States commenced. As a result, we experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. We did not experience any material delays in the receipt of rental payments during the year ended December 31, 2022 or the three months ended March 31, 2023. We took a proactive approach to achieve mutually agreeable solutions with our tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, we executed several types of lease amendments. These amendments included deferrals and abatements and also included extensions to the term of the leases. We did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022 or the three months ended March 31, 2023. We have substantially collected all amounts of previously deferred rent.
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our 2022 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
Please see Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
The following table represents certain additional information about the properties we owned at March 31, 2023:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	5.1	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	14.5	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	5.2	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	4.3	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	5.1	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	0.8	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	5.9	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	4.7	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	4.8	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	3.7	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	19.4	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	7.3	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	6.6	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	0.2	100.0%
Walgreens II	Single-Tenant	Aug 2013	1	14	10.0	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	2.9	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	5.0	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	4.5	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	2.7	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	2.8	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	4.0	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	5.3	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	2.0	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	10.2	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	0.2	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	2.3	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	2.1	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	8.3	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	3.0	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	1.5	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	13.8	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	5.3	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	5.0	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	4.5	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	3.8	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	3.8	100.0%
Truist Bank I	Single-Tenant	Sep 2013	16	86	5.2	97.2%
National Tire & Battery I	Single-Tenant	Sep 2013	1	11	0.7	100.0%
Circle K I	Single-Tenant	Sep 2013	19	55	5.6	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	4.4	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	6.1	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	5.2	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	6.3	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	8.6	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	6.5	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	0.8	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	0.5	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	9.2	100.0%
Tractor Supply III	Single-Tenant	Oct 2013	1	19	5.1	100.0%
Verizon Wireless	Single-Tenant	Oct 2013	1	4	6.5	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	4.1	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	5.0	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	0.3	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	4.4	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	5.7	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	8.7	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	8.3	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	5.3	100.0%
Burger King I (3)	Single-Tenant	Nov 2013	41	169	15.0	79.2%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	5.2	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	5.6	100.0%
FedEx Ground III	Single-Tenant	Nov 2013	1	24	0.4	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	2.7	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	5.0	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	0.8	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	5.3	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	5.1	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	0.7	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	2.0	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	8.2	100.0%
Truist Bank II	Single-Tenant	Jan 2014	8	49	6.0	100.0%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	1.4	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	5.3	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	0.6	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	1.3	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	0.4	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	10.0	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	8.8	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	0.3	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	5.0	100.0%
Truist Bank III	Single-Tenant	Mar 2014	55	268	6.6	98.5%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	6.8	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	6.0	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	7.7	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	0.5	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	5.0	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	1.0	100.0%
Stop & Shop I	Single-Tenant	May 2014	3	219	3.8	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	14.1	100.0%
Dollar General XIX	Single-Tenant	May 2014	1	12	5.4	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	4.1	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	5.4	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	4.1	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	2.3	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	2.4	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	2.5	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	2.6	100.0%
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	3.2	91.6%
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	7.0	91.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.4	86.6%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	8.0	92.1%
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	6.3	92.5%
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	4.8	100.0%
Stirling Slidell Centre (8)	Multi-Tenant	Feb 2017	1	208	2.9	63.5%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	3.6	97.8%
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	4.0	99.5%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	3.8	93.3%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.7	87.7%
Shoppes of West Melbourne (7)	Multi-Tenant	Feb 2017	1	144	5.7	96.4%
The Centrum (8)	Multi-Tenant	Feb 2017	1	274	9.1	86.4%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	2.4	58.7%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	5.0	83.3%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	3.0	83.8%
Colonial Landing (7)	Multi-Tenant	Feb 2017	1	264	6.4	95.1%
Township Marketplace	Multi-Tenant	Feb 2017	1	289	3.9	88.9%
Cross Pointe Centre (7)	Multi-Tenant	Feb 2017	1	226	14.7	98.6%
Towne Centre Plaza (7)	Multi-Tenant	Feb 2017	1	94	4.2	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	4.2	100.0%
Pine Ridge Plaza (7)	Multi-Tenant	Feb 2017	1	239	3.5	95.8%
Bison Hollow (7)	Multi-Tenant	Feb 2017	1	135	1.7	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	4.2	97.9%
Northpark Center	Multi-Tenant	Feb 2017	1	318	3.7	96.2%
Anderson Station (7)	Multi-Tenant	Feb 2017	1	244	4.1	99.5%
Patton Creek (7)	Multi-Tenant	Feb 2017	1	491	2.6	71.4%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	2.4	97.1%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	2.3	89.5%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	3.4	81.3%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.4	95.6%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	3.3	93.4%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	6.4	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	1.8	100.0%
Bob Evans I	Single-Tenant	Apr 2017	22	111	14.1	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	3.2	100.0%
Chili's II	Single-Tenant	May 2017	1	6	4.6	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	9.3	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	6.4	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	6.6	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	4.3	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	4.6	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	4.3	100.0%
Hardee's I	Single-Tenant	Sep 2017	1	4	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	3.6	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	14.3	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	14.7	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	7.3	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	10.8	100.0%
Mountain Express I (6)	Single-Tenant	Jan 2018	9	30	14.8	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	5.2	100.0%
DaVita I	Single-Tenant	Feb 2018	2	13	2.9	100.0%
Imperial I	Single-Tenant	Mar 2018	9	22	17.6	100.0%
Mountain Express II (6)	Single-Tenant	Jun 2018	15	59	15.1	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dialysis I	Single-Tenant	Jul 2018	7	65	5.8	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	10.4	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	10.4	100.0%
Imperial II	Single-Tenant	Aug 2018	9	18	17.6	100.0%
Bob Evans II	Single-Tenant	Aug 2018	22	112	14.1	100.0%
Mountain Express III (6)	Single-Tenant	Sep 2018	14	47	15.3	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	10.6	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	17.8	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	4.5	100.0%
Pizza Hut I	Single-Tenant	Oct 2018	9	23	10.6	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	15.8	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	9.0	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	8.4	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	4.7	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	15.8	100.0%
Mountain Express IV (6)	Single-Tenant	Feb 2019	8	28	15.8	100.0%
Mountain Express V (6)	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	15.9	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	8.7	100.0%
Mountain Express VI (6)	Single-Tenant	Jun 2019	1	3	15.8	100.0%
IMTAA (4)	Single-Tenant	May 2019; Jan 2020	12	40	14.8	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	16.2	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	9.1	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	3.8	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	7.5	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	6.0	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	7.7	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	11.4	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	16.5	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	16.4	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	6.4	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	6.0	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	16.7	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	6.3	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	7.2	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	9.1	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	16.8	100.0%
American Car Center I (5)	Single-Tenant	Mar 2020	16	178	—	—%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	7.6	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	17.0	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	17.0	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	17.1	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	8.3	100.0%
GPM	Single-Tenant	Jul. 2020	30	112	13.2	100.0%
IMTAA II (4)	Single-Tenant	Aug 2020; Dec 2020	10	54	14.8	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	7.9	100.0%
Kalma Kaur	Single-Tenant	Dec 2020	10	37	17.8	100.0%
Dialysis III	Single-Tenant	Dec 2020	16	139	3.2	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	18.0	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	4.2	100.0%
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	4.8	100.0%
Pick N'Save	Single-Tenant	Jun 2021	1	61	5.8	100.0%
Tidal Wave I	Single-Tenant	Jul 2021	14	54	18.3	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Imperial Reliance	Single-Tenant	Jul 2021	2	4	18.3	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	4.1	100.0%
Heritage I	Single-Tenant	Dec 2021; Jan 2022	6	51	18.8	100.0%
Fidelity I	Single-Tenant	Dec 2021; Sept 2022	7	82	19.7	100.0%
BJ's Wholesale Club II	Single-Tenant	Jan 2022	1	68	5.5	100.0%
McCain Plaza (7)	Multi-Tenant	Jan 2022	1	308	3.5	96.6%
Ventura Place (2)	Multi-Tenant	Feb. 2022	1	67	5.4	92.5%
Market at Clifty Crossing (2)	Multi-Tenant	Feb. 2022	1	198	3.9	77.1%
Crosspoint Shopping Center (2) (8) (9)	Multi-Tenant	Feb. 2022	1	170	4.3	91.6%
Melody Mountain (2)	Multi-Tenant	Feb. 2022	1	66	2.1	100.0%
Owensboro Town Center (2)	Multi-Tenant	Feb. 2022	1	165	2.2	91.8%
Plainfield Marketplace (2)	Multi-Tenant	Feb. 2022	1	125	4.4	89.4%
Pecanland Plaza (2)	Multi-Tenant	Feb. 2022	1	112	3.2	98.1%
Mattress Firm & Aspen Dental (2)	Multi-Tenant	Feb. 2022	1	10	1.3	34.9%
Mattress Firm & Five Guys (2)	Multi-Tenant	Feb. 2022	1	8	4.8	100.0%
Shoppes at Stroud (2) (7)	Multi-Tenant	Feb. 2022	1	141	4.8	94.3%
FreshThyme & DSW (2)	Multi-Tenant	Feb. 2022	1	49	2.9	100.0%
Carlisle Crossing (2)	Multi-Tenant	Feb. 2022	1	152	4.0	80.8%
Shippensburg Marketplace (2)	Multi-Tenant	Feb. 2022	1	60	5.4	84.3%
Southwest Plaza (2) (7) (8)	Multi-Tenant	Feb. 2022	1	368	3.7	66.5%
Lord Salisbury Center (2)	Multi-Tenant	Feb. 2022	1	114	4.3	100.0%
Derby Marketplace (2)	Multi-Tenant	Feb. 2022	1	100	5.3	100.0%
Fairlane Green (2)	Multi-Tenant	Feb. 2022	1	95	7.3	52.6%
Shoe Carnival & Buffalo Wild Wings (2)	Multi-Tenant	Feb. 2022	1	15	4.6	100.0%
Tellico Village (2)	Multi-Tenant	Feb. 2022	1	41	5.0	100.0%
Triangle Town Place (2) (7)	Multi-Tenant	Feb. 2022	1	149	3.5	93.9%
Mattress Firm & Panera Bread (2)	Multi-Tenant	Feb. 2022	1	9	4.8	100.0%
Enid Crossing (2)	Multi-Tenant	Feb. 2022	1	48	2.8	100.0%
Dick's PetSmart Center (2)	Multi-Tenant	Feb. 2022	1	52	2.9	100.0%
Rolling Acres (2)	Multi-Tenant	Feb. 2022	1	189	3.4	94.4%
Mattress Firm & Kay Jewelers (2)	Multi-Tenant	Feb. 2022	1	7	2.6	100.0%
Fountain Square (2) (7)	Multi-Tenant	Feb. 2022	1	166	2.7	73.4%
Shops at Abilene (2) (7)	Multi-Tenant	Feb. 2022	1	176	2.6	97.3%
Shoppes of Gary Farms (2) (7)	Multi-Tenant	Feb. 2022	1	100	0.9	95.5%
PetSmart & Old Navy (2)	Multi-Tenant	Feb. 2022	1	29	7.2	100.0%
Crossroads Annex (2)	Multi-Tenant	Feb. 2022	1	41	3.7	75.2%
Crossroads Commons (2) (7)	Multi-Tenant	Feb. 2022	1	47	2.3	100.0%
Sutters Creek (2)	Multi-Tenant	Feb. 2022	1	80	6.0	100.0%
Darien Towne Center (2)	Multi-Tenant	Feb. 2022	1	177	1.8	93.1%
Summerfield Crossing (2)	Multi-Tenant	Feb. 2022	1	114	7.8	100.0%
University Marketplace (2)	Multi-Tenant	Feb. 2022	1	86	4.7	100.0%
The Market at Polaris (2)	Multi-Tenant	Feb. 2022	1	111	4.6	68.4%
Beaver Creek Shopping Center (2)	Multi-Tenant	Feb. 2022	1	284	5.6	88.7%
Wallace Commons (2)	Multi-Tenant	Feb. 2022	1	111	3.9	100.0%
Plaza San Mateo (2) (7)	Multi-Tenant	Feb. 2022	1	63	1.8	96.2%
Turfway Crossing (2) (9)	Multi-Tenant	Feb. 2022	1	100	4.4	95.0%
Nordstrom Rack (2)	Multi-Tenant	Feb. 2022	1	45	7.7	97.7%
Evergreen Marketplace (2)	Multi-Tenant	Feb. 2022	1	50	4.6	100.0%
Lawton Marketplace (2)	Multi-Tenant	Feb. 2022	1	188	6.3	84.8%
Cottonwood Commons (2)	Multi-Tenant	Feb. 2022	1	192	5.4	87.7%
Houma Crossing (2)	Multi-Tenant	Feb. 2022	1	181	6.6	82.5%
Target Center (2)	Multi-Tenant	Feb. 2022	1	84	3.6	43.2%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
The Center at Hobbs Brook (2)	Multi-Tenant	Feb. 2022	1	231	4.1	87.4%
Fourth Creek Landing (2)	Multi-Tenant	Feb. 2022	1	68	3.7	100.0%
Lafayette Pavillion (2) (8)	Multi-Tenant	Feb. 2022	1	382	6.7	87.4%
North Lake Square (2)	Multi-Tenant	Feb. 2022	1	140	6.0	99.0%
Western Crossing (2)	Multi-Tenant	Feb. 2022	1	68	6.8	100.0%
Almeda Crossing (2)	Multi-Tenant	Mar. 2022	1	223	4.1	94.2%
Boston Commons (2)	Multi-Tenant	Mar. 2022	1	103	5.1	95.5%
Wallace Commons (2)	Single-Tenant	Apr. 2022	1	99	4.6	100.0%
Academy Sports (2)	Single-Tenant	Apr. 2022	1	72	7.8	100.0%
Walgreens (2)	Multi-Tenant	Apr. 2022	1	15	3.2	100.0%
Parkway Centre South (2)	Multi-Tenant	Apr. 2022	1	132	4.2	100.0%
The Marquis (2)	Multi-Tenant	Apr. 2022	1	135	4.8	66.6%
HEB Center (2)	Multi-Tenant	Apr. 2022	1	135	14.7	96.4%
Golf Road Center (2)	Multi-Tenant	Apr. 2022	1	101	5.1	29.7%
Walgreens & KeyBank (2)	Multi-Tenant	Apr. 2022	1	18	10.9	100.0%
Terrell Mill Village (2)	Multi-Tenant	Apr. 2022	1	75	5.9	100.0%
Roosevelt Road Center (2)	Multi-Tenant	Apr. 2022	1	32	12.0	75.8%
Decatur Commons (2)	Multi-Tenant	Apr. 2022	1	126	3.6	85.9%
Stoneridge Village (2)	Multi-Tenant	Apr. 2022	1	72	11.6	100.0%
Albany Square (2)	Multi-Tenant	Apr. 2022	1	118	2.7	63.8%
Coventry Crossing (2)	Multi-Tenant	Apr. 2022	1	21	8.7	94.9%
Springfield Commons (2)	Multi-Tenant	Apr. 2022	1	207	5.5	95.3%
Waterford Park South (2)	Multi-Tenant	Apr. 2022	1	92	5.1	93.4%
The Ridge at Turtle Creek (2)	Multi-Tenant	Apr. 2022	1	99	9.3	95.8%
Tire Kingdom & Starbucks (2)	Multi-Tenant	Apr. 2022	1	7	7.0	100.0%
Walmart Neighborhood Market (2)	Multi-Tenant	Apr. 2022	1	51	8.9	100.0%
Harbor Town Center (2)	Multi-Tenant	Apr. 2022	1	139	4.1	97.8%
East West Commons (2)	Multi-Tenant	Apr. 2022	1	173	4.9	99.4%
Morganton Heights (2)	Multi-Tenant	Apr. 2022	1	285	2.7	96.6%
Poplar Springs (2)	Multi-Tenant	Apr. 2022	1	64	4.0	96.7%
The Plant (2)	Multi-Tenant	May 2022	1	509	7.3	76.0%
Imperial Reliance II	Single-Tenant	May 2022	8	32	19.2	100.0%
McGowin Park (2)	Multi-Tenant	July 2022	1	375	3.2	98.2%
Fidelity II	Single-Tenant	Nov. 2022	2	22	19.7	100.0%
			1,039	27,601	7.1	92.6%
________
(1)Remaining lease term in years as of March 31, 2023. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Acquired in the CIM Portfolio Acquisition. See Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
(3)The tenant at these 41 single-tenant properties filed for Chapter 11 bankruptcy protection in January 2023, and nine of the 41 leases were terminated in bankruptcy proceedings. We accounted for these leases as terminations as of December 31, 2022. Subsequent to March 31, 2023, four additional leases were rejected in bankruptcy proceedings (see Note 15 — Subsequent Events for additional information).
(4)The former tenant at these 22 single-tenant properties reassigned its leases in January 2023 to another tenant in the single-tenant segment who leased 28 properties as of December 31, 2022.
(5)American Car Center filed for Chapter 7 bankruptcy protection in March 2023, and these 16 leases were terminated in bankruptcy proceedings in April 2023. We accounted for these leases as terminations as of March 31, 2023.
(6)Mountain Express Oil Company filed for Chapter 11 bankruptcy protection in March 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections, although there is a pending motion to reject 28 of these leases. Accordingly, we have not accounted for any lease terminations at this time. Mountain Express Oil Company leased 71 of our single-tenant properties as of March 31, 2023.
(7)Bed Bath & Beyond and their subsidiaries filed for Chapter 11 bankruptcy protection in April 2023.Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Bed Bath & Beyond and their subsidiaries had 19 leases at these 17 multi-tenant properties as of March 31, 2023, totaling approximately 505,000 square feet.
(8)David’s Bridal filed for Chapter 11 bankruptcy protection in April 2023. Bankruptcy proceedings are ongoing and we have not been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. David’s Bridal had five leases at these five multi-tenant properties as of March 31, 2023, totaling approximately 45,000 square feet.
(9)Christmas Tree Shops filed for Chapter 11 bankruptcy protection in May 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Christmas Tree Shops had two leases at these two multi-tenant properties as of March 31, 2023, totaling 67,000 square feet.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
		(In thousands)
Single-Tenant	930	11,229	9.7	97.7%
Multi-Tenant	109	16,372	4.9	89.2%
Total	1,039	27,601	7.1	92.6%
___________
(1)Remaining lease term in years as of March 31, 2023. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
Leasing Activity
The following table summarizes our leasing activity by segment during the period indicated:

	Three Months Ended March 31, 2023
			(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	—	—	$—	$—	$—	$—
Lease renewals/amendments (2)	23	102,888	$6,601	$6,329	$—	$—
Lease terminations (3)	16	178,247	$3,798	$—	$—	$—

Multi-Tenant Properties
New leases (2)	26	273,806	$—	$4,039	$1,598	$5.84
Lease renewals/amendments (2)	44	722,042	$6,573	$7,405	$1,327	$1.84
Lease terminations (3)	12	67,567	$945	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of March 31, 2023. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended March 31, 2023, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended March 31, 2023.
(3)Represents leases that were terminated prior to their contractual lease expiration dates, including leases terminated in bankruptcy proceedings.

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
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the year ended December 31, 2022, we completed the CIM Portfolio Acquisition and other property acquisitions which significantly affected and will continue to affect the comparable results from operations until they have been held for all periods presented. Accordingly, we discuss financial results on a same-store basis (details below) and the related impacts of acquisitions and dispositions.
In addition to the comparative period-over-period discussion below, please see the Inflation section below (as well as Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022) for additional information on the risks and uncertainties associated with inflation, rising interest rates and labor shortages and costs.
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$
Revenue from tenants	$113,594	$94,943	$18,651

Operating expenses:
Asset management fees to related party	7,956	7,826	130
Property operating expense	26,913	19,139	7,774
Impairment of real estate investments	—	5,942	(5,942)
Acquisition, transaction and other costs	565	279	286
Equity-based compensation	3,567	3,498	69
General and administrative	10,492	6,833	3,659
Depreciation and amortization	54,182	37,688	16,494
Total operating expenses	103,675	81,205	22,470
Operating income before gain on sale of real estate investments	9,919	13,738	(3,819)
Gain on sale of real estate investments	11,792	53,569	(41,777)
Operating income	21,711	67,307	(45,596)
Other (expense) income:
Interest expense	(34,675)	(23,740)	(10,935)
Other income	27	18	9
Gain on non-designated derivatives	—	2,250	(2,250)
Total other expense, net	(34,648)	(21,472)	(13,176)
Net (loss) income	(12,937)	45,835	(58,772)
Net loss (income) attributable to non-controlling interests	17	(64)	81
Allocation for preferred stock	(5,837)	(5,837)	—
Net (loss) income attributable to common stockholders	$(18,757)	$39,934	$(58,691)

Net (Loss) Income Attributable to Common Stockholders
Net loss attributable to common stockholders was $18.8 million for the three months ended March 31, 2023, as compared to net income of $39.9 million for the three months ended March 31, 2022. The change in net loss (income) attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of March 31, 2023, we owned 1,039 properties. There were 947 properties owned for the entire three months ended March 31, 2023 and 2022 (our “Same Store Properties”) which were 94.6% leased as of March 31, 2023. Since January 1, 2022 and through March 31, 2023, we acquired 92 properties (our “Acquired Properties”) which were 89.1% leased as of March 31, 2023, and disposed of 32 properties (our “Disposed Properties”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the year ended December 31, 2022 (1)	15	80	95
Disposition activity during the year ended December 31, 2022 (2)	(23)	(4)	(27)
Number of properties, December 31, 2022	935	109	1,044
Acquisition activity during the three months ended March 31, 2023	—	—	—
Disposition activity during the three months ended March 31, 2023	(5)	—	(5)
Number of properties, March 31, 2023	930	109	1,039

Number of Same Store Properties	915	32	947
Number of Acquired Properties (3)	15	77	92
Number of Disposed Properties (3)	28	4	32
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
Net Operating Income
Net operating income (“NOI”) is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate portfolio. NOI is equal to revenue from tenants less property operating expense. NOI excludes all other financial statement amounts included in net (loss) income attributable to common stockholders. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and a reconciliation to our net (loss) income attributable to common stockholders.
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the three months ended March 31, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Segment Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Net income (loss) attributable to common stockholders	$1,097	$8,888	$(7,791)	$691	$107	$584	$12,181	$51,740	$(39,559)	$13,969	$60,735	$(46,766)

Revenue from tenants	$44,213	$47,355	$(3,142)	$1,205	$200	$1,005	$748	$5,727	$(4,979)	$46,166	$53,282	$(7,116)
Less: Property operating	4,346	3,545	801	91	1	90	13	378	(365)	4,450	3,924	526
NOI	$39,867	$43,810	$(3,943)	$1,114	$199	$915	$735	$5,349	$(4,614)	$41,716	$49,358	$(7,642)

______
(1)Our single-tenant segment included 915 Same Store Properties.
(2)Our single-tenant segment included 15 Acquired Properties.
(3)Our single-tenant segment included 28 Disposed Properties.
(4)Our single-tenant segment included 930 total properties.
Revenue from Tenants
Revenue from tenants decreased $7.1 million to $46.2 million for the three months ended March 31, 2023, compared to $53.3 million for the three months ended March 31, 2022. This decrease in revenue from tenants was due to decreases in revenue of $5.0 million from our Disposed Properties and $3.1 million from our Same Store Properties, partially offset by an increase in revenue of $1.0 million from our Acquired Properties.
The decrease in our Same Store Properties revenue was primarily due to $2.6 million of increased bad debt expense in the three months ended March 31, 2023 as compared to March 31, 2022 related to tenant bankruptcies, as well as $1.3 million of lease termination fee income recorded in the three months ended March 31, 2022, with no such amounts recorded in the three months ended March 31, 2023. These decreases were partially offset by increased operating expense reimbursement revenue of $0.8 million.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies below.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $0.5 million to $4.5 million for the three months ended March 31, 2023 compared to $3.9 million for the three months ended March 31, 2022. This increase was driven by increases in property operating expenses of $0.8 million from our Same Store Properties and $0.1 million from our Acquired Properties, partially offset by a decrease of $0.4 million from our Disposed Properties.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the three months ended March 31, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Net income (loss) attributable to common stockholders	$4,721	$6,981	$(2,260)	$1,853	$995	$858	$(81)	$(335)	$254	$6,493	$7,641	$(1,148)

Revenue from tenants	$27,625	$26,551	$1,074	$39,545	$12,302	$27,243	$258	$2,808	$(2,550)	$67,428	$41,661	$25,767
Less: Property operating	9,505	9,316	189	12,782	4,066	8,716	176	1,833	(1,657)	22,463	15,215	7,248
NOI	$18,120	$17,235	$885	$26,763	$8,236	$18,527	$82	$975	$(893)	$44,965	$26,446	$18,519
______
(1)Our multi-tenant segment included 32 Same Store Properties.
(2)Our multi-tenant segment included 77 Acquired Properties, excluding three properties recently acquired in the CIM Portfolio Acquisition that were disposed in the year ended December 31, 2022.
(3) Our multi-tenant segment included four Disposed Properties, including three properties recently acquired in the CIM Portfolio Acquisition that were disposed in the year ended December 31, 2022.
(4)Our multi-tenant segment included 109 total properties.
Revenue from Tenants
Revenue from tenants increased $25.8 million to $67.4 million for the three months ended March 31, 2023, compared to $41.7 million for the three months ended March 31, 2022. This increase in revenue from tenants was primarily due to increases in revenue of $27.2 million from our Acquired Properties and $1.1 million from our Same Store Properties, partially offset by a decrease in revenue of $2.6 million from our Disposed Properties.
The increase in our Same Store Properties revenue was primarily due to higher occupancy in our Same Store Properties as well as higher leasing rates in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
For information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies below.
Property Operating Expenses
Property operating expenses primarily consist of costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses increased $7.2 million to $22.5 million for the three months ended March 31, 2023 compared to $15.2 million for the three months ended March 31, 2022. This increase in property operating expenses was due to increases of $8.7 million from our Acquired Properties and $0.2 million from our Same Store Properties, partially offset by a decrease of $1.7 million from our Disposed Properties.
Other Results of Operations
Asset Management Fees to Related Party
Asset management fees paid to the Advisor increased $0.1 million to $8.0 million for the three months ended March 31, 2023, compared to $7.8 million for the three months ended March 31, 2022, primarily due to an increase of $0.1 million in the variable portion of the base management fee due to our equity issuances in the year ended December 31, 2022, including shares issued in connection with the CIM Portfolio Acquisition.
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
Impairment Charges
We did not record any impairment charges for the three months ended March 31, 2023.
We recorded $5.9 million of impairment charges for the three months ended March 31, 2022, $3.8 million of which related to one single-tenant property formerly leased to United Healthcare, and $2.1 million of which related to three properties leased to Truist bank.
All of the impaired properties were impaired to adjust the carrying values of the properties to their fair values as determined by their respective purchase and sale agreements. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Acquisition, Transaction and Other Costs
Acquisition, transaction and other costs increased by $0.3 million to $0.6 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The increase was primarily due to $0.5 million of prepayment penalties on mortgage note repayments during the three months ended March 31, 2023. This increase was partially offset by $0.2 million of less costs related to acquisition activity in the three months ended March 31, 2023 as compared to March 31, 2022 due to less acquisition activity in the three months ended March 31, 2023.
Equity-Based Compensation
Equity-based compensation increased by $0.1 million to $3.6 million during the three months ended March 31, 2023, compared to $3.5 million during the three months ended March 31, 2022. Equity-based compensation expenses relate to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units of limited partnership interests in the OP designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2021 pursuant to the 2021 multi-year outperformance agreement with the Advisor (the “2021 OPP”). The increase was primarily due to additional expense recorded in the three months ended March 31, 2023 for restricted shares granted after March 31, 2022.
General and Administrative Expense
General and administrative expense increased $3.7 million to $10.5 million for the three months ended March 31, 2023, compared to $6.8 million for the three months ended March 31, 2022. The increase was primarily due to increased legal expenses of $0.8 million, as well as $0.8 million of increased professional expense reimbursements, (primarily as a result of the CIM Portfolio Acquisition, of which $0.5 million was related to increased compensation and overhead costs related to the Multi-Tenant Property Management Agreement not subject to the Capped Reimbursement Amount under the Advisory Agreement). The increased professional expense reimbursements were primarily due to additional staffing needed by the Advisor and the Property Manager as a result of the CIM Portfolio Acquisition.
The overall increase in general and administrative expense was also a result of $2.2 million of legal and other costs incurred in the three months ended March 31, 2023, which were attributable to the proxy contest and related litigation with Blackwells described herein. There were no similar costs in the three months ended March 31, 2022. We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the proxy contest and related litigation for the foreseeable future in 2023. See Note 9 — Commitments and Contingencies for additional information.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $16.5 million to $54.2 million for the three months ended March 31, 2023, compared to $37.7 million for the three months ended March 31, 2022. Depreciation and amortization expense was impacted by increases of $15.3 million from our Acquired Properties (including, most notably, the CIM Portfolio Acquisition) and $3.2 million from our Same Store Properties, partially offset by a decrease in depreciation and amortization of $2.1 million from our Disposed Properties.
The increase to our Same Store Properties depreciation and amortization was primarily due to $3.3 million of intangible lease asset write-offs as a result of tenant bankruptcies and lease terminations which occurred in the three months ended March 31, 2023, partially offset by less depreciation and amortization from fully depreciated real estate assets.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies below.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2023, we sold five properties. These properties sold for an aggregate contract price of $71.3 million, resulting in an aggregate gain on sale of $11.8 million. During the three months ended March 31, 2022, we sold six properties. These properties sold for an aggregate contract price of $265.2 million, resulting in an aggregate gain on sale of $53.6 million.
Interest Expense
Interest expense increased $10.9 million to $34.7 million for the three months ended March 31, 2023, compared to $23.7 million for the three months ended March 31, 2022. This increase was mainly due to increased interest expense on our borrowings under the Credit Facility due to (i) increased borrowings on the Credit Facility, which were used primarily to partially fund the CIM Portfolio Acquisition, as well as higher variable rates on these borrowings and (ii) higher interest expense from assumed mortgage debt from the CIM Portfolio Acquisition. We also recorded $0.5 million of additional deferred financing cost amortization in the three months ended March 31, 2023 due to the early repayment of the Stop & Shop mortgage note.
During the three months ended March 31, 2023 and 2022, the average outstanding balances on our mortgage notes payable were $1.8 billion and $1.5 billion, respectively, and the average outstanding balances under our revolving, unsecured corporate credit facility (the “Credit Facility”) were $451.8 million and $165.7 million, respectively. For the three months ended March 31, 2023 and 2022, the weighted-average interest rates on our mortgage notes payable were 3.84% and 3.80%, respectively, and the weighted-average interest rates on our Credit Facility were 6.67% and 2.01%, respectively. The increase in the weighted-average interest rate on our Credit Facility during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to increases in one-month LIBOR rates during the year ended December 31, 2022 and the three months ended March 31, 2023.
As of March 31, 2023 the weighted-average annual interest rate on our Credit Facility was 6.92%. In light of recent increases to variable rates, we expect to experience further increases to our interest expense in future periods when compared to respective prior periods. We expect that these increases will be material.
Other Income
Other income was $27,000 and $18,000 for the three months ended March 31, 2023 and 2022, respectively.
Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments for the quarter ended March 31, 2022 was $2.3 million, and was related to an embedded derivative on the common stock issued in connection with the CIM Portfolio Acquisition. The stock was issued in the three months ended March 31, 2022.
Allocation for Preferred Stock
Allocation for preferred stock was $5.8 million for the three months ended March 31, 2023 and 2022. These amounts represent the allocation of our net (loss) income that is attributable to holders of Series A Preferred Stock and holders of Series C Preferred Stock.
Cash Flows from Operating Activities
Our cash flows provided by operating activities are affected by, among other things; (i) the rental income generated from leasing activities as well as payments for leasing commissions, (ii) the timing and amounts of interest payments (which have increased due to recent increases in market rates), (iii) the receipts of scheduled rent payments and (iv) the timing and amounts of property operating expense payments and related cash reimbursements from tenants over time.

Our cash flows from operating activities were $18.1 million during the three months ended March 31, 2023 and consisted of net loss of $12.9 million, adjusted for non-cash items of $47.7 million, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums on borrowings, share-based compensation and gain on sale of real estate investments. In addition, cash flows from operating activities were impacted by an increase in the straight-line rent receivable of $1.1 million, a decrease in deferred rent of $3.3 million, a decrease in accounts payable and accrued expenses of $11.0 million and an increase in prepaid expenses and other assets of $1.8 million.
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
Cash Flows from Investing Activities
The net cash provided by investing activities during the three months ended March 31, 2023 of $2.3 million consisted of cash received from the sale of real estate investments of $24.5 million, partially offset by investments in real estate and other assets of $12.3 million and capital expenditures of $9.9 million.
The net cash used in investing activities during the three months ended March 31, 2022 of $545.4 million consisted primarily of cash paid for investments in real estate and other assets of $786.3 million, capital expenditures of $3.2 million and deposits for real estate acquisitions of $0.1 million, partially offset by cash received from the sale of real estate investments of $244.2 million.
Cash Flows from Financing Activities
The net cash used in financing activities of $46.6 million during the three months ended March 31, 2023 consisted of cash dividends paid to holders of our Class A common stock of $28.5 million, payments on our Credit Facility of $20.0 million, payments on our mortgage notes of $1.6 million, cash dividends paid to holders of our Series A Preferred Stock (as defined below) of $3.7 million and cash dividends paid to holders of our Series C Preferred Stock (as defined below) of $2.1 million, partially offset by proceeds from our Credit Facility of $10.0 million.
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
Material Cash Requirements
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $43.1 million and $70.8 million, respectively.
We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations and borrowings under our Credit Facility (see Credit Facility section below for more information). We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings including the issuance of additional Senior Notes or similar securities, issuances under our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), as well as other offerings of debt or equity securities. See Mortgage Notes Payable below for a discussion of the $288.2 million of debt scheduled for repayment in the remainder of 2023 and the potential methods to repay or refinance the debt.
Deleveraging Initiative

In May 2021, we began an initiative to reduce the ratio of our net debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). We hope to achieve this initiative by:
•reducing outstanding debt over time;
•funding acquisitions through cash on hand rather than proceeds from debt, or at lower debt-to-equity ratios;
•raising equity to fund acquisitions and pay down debt; and
•increasing revenues through external and internal growth factors such as property acquisitions and multi-tenant leasing activity.
We decided, however, to increase our leverage to complete the CIM Portfolio Acquisition, but we plan to opportunistically continue focusing on this deleveraging strategy now that the CIM Portfolio Acquisition is complete. We may, however, issue additional Senior Notes or similar securities in the future particularly as we revise our capital structure following the CIM Portfolio Acquisition in a similar fashion as we may add or refinance existing mortgage debt or indebtedness under our Credit Facility. We are evaluating other assets in our portfolio for potential sale, including assets recently acquired in the CIM Portfolio Acquisition, and if we are able to sell these assets, we intend to use the net proceeds primarily to repay indebtedness. Below is a summary of asset sales (including properties which we have entered into agreements to sell) since the completion of the CIM Portfolio Acquisition as part of this initiative, however there can be no assurance that the future sales of any properties will be completed on favorable terms, or at all.
The following lists our dispositions and debt repayments beginning with the completion of the CIM Portfolio Acquisition in July 2022:
•From the completion of the CIM Portfolio Acquisition in July 2022 through December 31, 2022, we disposed of 16 properties (three properties from the CIM Portfolio Acquisition, one legacy multi-tenant property and 12 single-tenant properties). A portion of the funds received from these dispositions was used to repay $75.0 million of amounts outstanding under our Credit Facility in the year ended December 31, 2022 (including $40.0 million repaid at the closing of certain property dispositions).
•During the three months ended March 31, 2023, we sold five properties for an aggregate contract price of $71.3 million. A portion of the funds received was used to repay $10.0 million of amounts outstanding under our Credit Facility in the three months ended March 31, 2023 (net of $10.0 million of borrowings). We also fully repaid $45.0 million of mortgages at the closings of these dispositions.
•Subsequent to March 31, 2023, we disposed of one property for contract sales price of $1.1 million. We have also entered into four purchase and sale agreements to dispose of four properties for an aggregate contract sales price of $14.7 million, and we have entered into four non-binding letters of intent to dispose of 47 properties for an aggregate contract sales price of $96.8 million. We anticipate using a portion of the net proceeds generated from these dispositions to repay indebtedness, although there can be no assurance that the sales of these properties will close on their contemplated terms, or at all.
Tenant Bankruptcies
Below is a summary of certain recent tenant bankruptcies:
•A Burger King franchisee at 41 of our single-tenant properties filed for Chapter 11 bankruptcy protection in January 2023, and nine of the 41 leases were terminated in bankruptcy proceedings. We accounted for these leases as terminations as of December 31, 2022. Subsequent to March 31, 2023, four additional leases were rejected in bankruptcy proceedings. The 41 leases had annual rents of $5.5 million, and the 13 terminated leases had annual rents of $1.4 million. We are actively marketing to re-lease or dispose of some or all of the 13 vacant properties.
•American Car Center filed for Chapter 7 bankruptcy protection in March 2023, and all 16 leases were terminated in bankruptcy proceedings in April 2023. The 16 leases had annual rents of $3.8 million. We accounted for these terminations as of March 31, 2023 and we recorded $2.9 million of bad debt expense associated with these terminations in the three months ended March 31, 2023. We are actively marketing to re-lease or dispose of some or all of these 16 vacant properties.
•Mountain Express Oil Company filed for Chapter 11 bankruptcy protection in March 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections, although there is a pending motion to reject 28 of these leases. Accordingly, we have not accounted for any lease terminations at this time. Mountain Express Oil Company leased 71 of our single-tenant properties as of March 31, 2023, totaling $13.2 million. We are actively marketing to re-lease or dispose of some or all of these properties.
•Bed Bath & Beyond and their subsidiaries filed for Chapter 11 bankruptcy protection in April 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Bed Bath & Beyond and their subsidiaries had 19 leases at 17 of our multi-tenant properties as of March 31, 2023, totaling approximately 505,000 square feet and $5.2 million of annual rents. We are actively marketing to re-lease these properties.
•David’s Bridal filed for Chapter 11 bankruptcy protection in April 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. David’s Bridal had five leases at five of our multi-tenant properties as of March 31, 2023, totaling 45,000 square feet and $0.7 million of annual rents. We are actively marketing to re-lease these properties.
•Christmas Tree Shops filed for Chapter 11 bankruptcy protection in May 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Christmas Tree Shops had two leases at two of our multi-tenant properties as of March 31, 2023, totaling 67,000 square feet and $0.8 million of annual rents. We are actively marketing to re-lease these properties.
Please see Part II — Item 1A. “Risk Factors” below (as well as Part I — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022) for additional information on the risks and uncertainties associated with tenant bankruptcies.
Total Borrowings
As of March 31, 2023, we had total gross debt outstanding of $2.7 billion, bearing interest at a weighted-average interest rate per annum equal to 4.4%, and the weighted average maturity of our indebtedness was 3.8 years as of March 31, 2023. As of March 31, 2023, $288.2 million and $65.7 million of our fixed-rate mortgage debt is scheduled for repayment in the remainder of 2023 and the year ended December 31, 2024, respectively (see Mortgage Notes Payable below for more information). Subsequent to March 31, 2023, we fully repaid $181.8 million of mortgage notes which were scheduled for repayment during the year ended December 31, 2023 using $173.0 million of borrowings funded by draws under our Credit Facility (which was achieved by adding certain of the previously encumbered properties to the asset pool comprising the borrowing base thereunder) and the remainder with cash on hand. We also separately drew $18.0 million on our Credit Facility for general corporate purposes. After these borrowings and property additions to the Credit Facility borrowing base, we had $639.0 million of outstanding borrowings under our Credit Facility and $28.2 million remained available for future borrowings.
As of March 31, 2023, 83.7% of our total gross debt outstanding was fixed-rate (77.1% after considering the mortgage note repayments subsequent to March 31, 2023) which bore interest at a weighted average annual rate of 4.0%, and 16.3% was variable-rate (22.9% after considering the Credit Facility borrowings subsequent to March 31, 2023), consisting solely of amounts outstanding under our Credit Facility, which bore interest at a weighted average annual rate of 6.9%. As of March 31, 2023, we had $5.0 billion in gross real estate assets, at cost, and we had pledged approximately $3.0 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $2.0 billion of these gross real estate assets, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility and therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.
As of March 31, 2023, our net debt to gross asset value ratio was 51.5%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization.
Mortgage Notes Payable
As of March 31, 2023, we had $1.8 billion of gross mortgage notes payable outstanding, bearing interest at a weighted-average interest rate per annum equal to 3.8%. As of March 31, 2023 all of our existing mortgage debt was fixed-rate.
Based on debt outstanding as of March 31, 2023, future anticipated principal payments on our mortgage notes payable for the remainder of 2023 and the year ended December 31, 2024 are $288.2 million and $65.7 million, respectively. Subsequent to March 31, 2023, we fully repaid $181.8 million of mortgage notes which were scheduled for repayment during the year ended December 31, 2023 using $173.0 million of borrowings funded by draws under our Credit Facility and the remainder with cash on hand. We intend to repay the remaining $106.4 million of principal amounts scheduled for repayment during the year ended December 31, 2023 with (i) proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder (as defined in Note 5 — Credit Facility) and (ii) cash on hand, a portion of which may be generated from future property sales.
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2023, we were in compliance with financial covenants under our mortgage notes payable agreements.
Credit Facility

As of March 31, 2023 we had $448.0 million outstanding under our Credit Facility which had a weighted average annual interest rate of 6.9%.
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
The Credit Facility requires payments of interest only prior to maturity. The Credit Facility bears interest at a rate equal to either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on our consolidated leverage ratio. In addition, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of ours or the OP, and (ii) the “floor” on LIBOR is 0%. As of March 31, 2023, we elected to use LIBOR for all our borrowings under the Credit Facility. Subsequent to March 31, 2023, we amended our Credit Facility to utilize a SOFR-based (as defined below) interest rate on our borrowings thereunder.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs.
As of March 31, 2023, we were in compliance with the operating and financial covenants under the Credit Facility.
As of March 31, 2023, we had $46.6 million available for future borrowings under the Credit Facility based on the asset pool comprising the borrowing base under the Credit Facility. We may increase this available amount, up to the maximum total commitments of the Credit Facility, by transferring additional unencumbered properties to the asset pool comprising the borrowing base. Subsequent to March 31, 2023, we (i) disposed of one property formerly part of the asset pool comprising the borrowing base under the Credit Facility, (ii) added seven properties formerly encumbered under mortgage notes to the asset pool comprising the borrowing base under the Credit Facility, (iii) borrowed $173.0 million to fully repay certain mortgage notes and (iv) borrowed $18.0 million for general corporate purposes. After these borrowings and net property additions to the asset pool comprising the borrowing base under the Credit Facility, we had $639.0 million outstanding on our Credit Facility and $28.2 million remained available for future borrowings.
See Note 5 — Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our Credit Facility and Note 15 — Subsequent Events for additional information on our Credit Facility activities subsequent to March 31, 2023.
Senior Notes
The $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”) were issued on October 7, 2021 and are fully and unconditionally guaranteed (the “Senior Note Guarantees”) on a joint and several basis by our subsidiaries and the OP that are guarantors under the Credit Facility. Subject to certain exceptions, each future subsidiary of these entities that subsequently guarantees indebtedness under the Credit Facility, any other syndicated loan facility or certain capital markets indebtedness, in each case, will be required to execute a Senior Note Guarantee.
As of March 31, 2023, the amount of the Senior Notes on our balance sheet totaled $492.7 million, which is net of $7.3 million of deferred financing costs. The Senior Notes require interest-only payments at an annual rate of 4.50% with the principal due at maturity. As of March 31, 2023, we were in compliance with the covenants under the Senior Notes. See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
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

While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR will become unavailable prior to that time. Subsequent to March 31, 2023, we amended our Credit Facility to utilize a SOFR-based interest rate for all of our borrowings thereunder. After completing the amendment, we have no further exposure to LIBOR-based contracts. See Note 15 — Subsequent Events for additional information.
Acquisitions and Dispositions — Three Months Ended March 31, 2023
During the three months ended March 31, 2023, we did not acquire any properties.
During the three months ended March 31, 2023, we sold five properties for an aggregate contract sales price of $71.3 million, excluding disposition related costs. Of the five properties sold in the three months ended March 31, 2023, four were formerly encumbered under a mortgage note totaling $45.0 million and one was formerly a part of the asset pool comprising the borrowing base under the Credit Facility.
Acquisitions and Dispositions — Subsequent to March 31, 2023
Subsequent to March 31, 2023, we did not acquire any properties.
Subsequent to March 31, 2023, we disposed of one property for a contract sales price of $1.1 million. We have entered into four purchase and sale agreements to dispose of four properties for an aggregate contract sales price of $14.7 million. We have also entered into four non-binding letters of intent to dispose of 47 properties for an aggregate contract sales price of $96.8 million. The purchase and sale agreements and non-binding letters of intent are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs
We did not sell any shares of Class A common stock, Series A Preferred Stock or Series C Preferred Stock through their respective ATM Programs during the three months ended March 31, 2023.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases for each participant by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the three months ended March 31, 2023 and the year ended December 31, 2022, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We anticipate that, in light of the additional properties acquired in 2022 from the CIM Portfolio Acquisition, capital expenditures in 2023 will be approximately $35 million. Actual amounts could differ from this estimate.
We have historically been able to fund our capital expenditures with available cash on hand or through borrowings under our Credit Facility. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023 (1)
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Total
Capital Expenditures
Revenue enhancing	$—	$1,525	$1,525
Maintenance	67	1,008	1,075
Total Capital Expenditures	67	2,533	2,600
Leasing commissions	111	2,116	2,227
Total	$178	$4,649	$4,827

(1)Excludes $6.4 million of accrued capital expenditures as of December 31, 2022 which was paid in the three months ended March 31, 2023.
Also, as of March 31, 2023 and December 31, 2022, we had $7.2 million and $8.3 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”) and NOI. While NOI is a property-level measure, AFFO is based on our total performance and therefore reflects the impact of other items not specifically associated with NOI such as interest expense, general and administrative expenses and operating fees to related parties. Additionally, NOI as defined herein, does not reflect an adjustment for straight-line rent but AFFO does include this adjustment. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net (loss) income, are provided below. Adjustments for unconsolidated partnerships and joint ventures are calculated to exclude the proportionate share of the non-controlling interest to arrive at FFO, AFFO and NOI attributable to stockholders.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan, such as amounts related to litigation arising out of the merger with American Realty Capital-Retail Centers of America, Inc. in February 2017 (the “RCA Merger”). These excluded amounts include legal costs incurred as a result of the litigation, portions of which have been and may in the future be reimbursed under insurance policies maintained by us. Insurance reimbursements are deducted from AFFO in the period of reimbursement. We believe that excluding the litigation costs arising out of the RCA Merger helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2021 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining net (loss) income, such as (i) acquisition, transaction and other costs, (ii) legal fees and expenses associated with COVID-19-related lease disputes involving certain tenants and (iii) certain other expenses, including general and administrative expenses incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related Blackwells litigation (as described herein). These expenses negatively impact our operating performance during the period in which they are incurred and thus have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net (loss) income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net (loss) income as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net (loss) income as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO may include income from lease termination fees, which is recorded in revenue from tenants in the consolidated statements of operations.
Accounting Treatment of Rent Deferrals/Abatements
The majority of the concessions granted to our tenants as a result of the COVID-19 pandemic have been rent deferrals or temporary rent abatements with the original lease term unchanged and collection of deferred rent deemed probable (see the “Overview — Impacts of the COVID-19 Pandemic” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). As a result of relief granted by the FASB and SEC related to lease modification accounting, rental revenue used to calculate Net Income and NAREIT FFO was not significantly impacted by these types of deferrals. In addition, since these deferral amounts were substantially collected, we have excluded from the increase in straight-line rent for AFFO purposes the amounts recognized under GAAP relating to these types of rent deferrals. Conversely, for abatements where contractual rent was reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly, reduced our AFFO. For a detailed discussion of our revenue recognition policy, including details related to the relief granted by the FASB and SEC, see Note 2 — Significant Accounting Polices to our consolidated financial statements included in the Quarterly Report on Form 10-Q.
The table below reflects the items deducted from or added to net income or loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(18,757)	$39,934
Impairment of real estate investments	—	5,942
Depreciation and amortization	54,182	37,688
Gain on sale of real estate investments	(11,792)	(53,569)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(55)	13
FFO (as defined by NAREIT) attributable to common stockholders (1)	23,578	30,008
Acquisition, transaction and other costs (2)	565	279
Legal fees and expenses — COVID-19 lease disputes (3)	(12)	(8)
Accretion of market lease and other intangibles, net	(2,476)	(1,098)
Straight-line rent	(1,121)	(1,114)
Straight-line rent (rent deferral agreements) (4)	(4)	(442)
Amortization of mortgage (premiums) and discounts on borrowings, net	471	(13)
Gain on non-designated derivatives (5)	—	(2,250)
Equity-based compensation (6)	3,567	3,498
Amortization of deferred financing costs, net	3,760	2,893
Expenses attributable to 2023 proxy contest and related litigation (7)	2,181	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(8)	(2)
AFFO attributable to common stockholders (1)	$30,501	$31,751
___________
(1)FFO and AFFO for the three months ended March 31, 2023 and 2022 include income from lease modification/termination revenue of $0.1 million, and $4.5 million, respectively, which are recorded in revenue from tenants in the consolidated statements of operations. See Note 2 — Summary of Significant Accounting Policies – Revenue Recognition to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
(4)Represents amounts related to deferred rent pursuant to lease negotiations which qualify for FASB relief for which rent was deferred but not reduced. These amounts are included in the straight-line rent receivable on our consolidated balance sheet but are considered to be earned revenue attributed to the current period for which rent was deferred for purposes of AFFO as they are expected to be collected. Accordingly, when the deferred amounts are collected, the amounts reduce AFFO. For rent abatements (including those qualified for FASB relief), where contractual rent has been reduced, the reduction in revenue is reflected over the remaining lease term for accounting purposes but represents a permanent reduction in revenue and we have, accordingly reduced our AFFO. As of March 31, 2023, we have substantially collected all previously deferred rents.
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
(7)Amount relates to general and administrative expenses incurred for our 2023 proxy contest and related Blackwells litigation. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount. See Note 9 — Commitments and Contingencies — Litigation and Regulatory Matters — Blackwells Litigation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net (loss) income. We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unleveraged basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net (loss) income.

NOI excludes certain items included in calculating net (loss) income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net (loss) income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net (loss) income as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends.
The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2023:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$1,097	$4,721	$691	$1,853	$12,181	$(81)	$(39,219)	$(18,757)
Asset management fees to related party	—	—	—	—	—	—	7,956	7,956
Acquisition, transaction and other costs	451	3	—	—	—	—	111	565
Equity-based compensation	—	—	—	—	—	—	3,567	3,567
General and administrative	67	1,423	—	402	—	—	8,600	10,492
Depreciation and amortization	21,316	9,867	423	22,166	410	—	—	54,182
Interest expense	17,051	2,106	—	2,353	—	—	13,165	34,675
(Gain) loss on sale of real estate investments	(99)	—	—	—	(11,856)	163	—	(11,792)
Other income	(16)	—	—	(11)	—	—	—	(27)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(17)	(17)
NOI	$39,867	$18,120	$1,114	$26,763	$735	$82	$—	$86,681

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended March 31, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$8,888	$6,981	$107	$995	$51,740	$(335)	$(28,442)	$39,934
Asset management fees to related party	—	—	—	—	—	—	7,826	7,826
Impairment of real estate investments		—	—	—	5,942	—	—	5,942
Acquisition, transaction and other costs	60	—	—	—	—	—	219	279
Equity-based compensation	—	—	—	—	—	—	3,498	3,498
General and administrative	56	232	—	—	5	43	6,497	6,833
Depreciation and amortization	17,915	10,023	92	7,160	1,231	1,267	—	37,688
Interest expense	16,908	—	—	81	—	—	6,751	23,740
Gain on sale of real estate investments	—	—	—	—	(53,569)	—	—	(53,569)
Other income	(17)	(1)	—	—	—	—	—	(18)
Gain on non-designated derivatives	—	—	—	—	—	—	(2,250)	(2,250)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net income attributable to non-controlling interests	—	—	—	—	—	—	64	64
NOI	$43,810	$17,235	$199	$8,236	$5,349	$975	$—	$75,804
Dividends and Distributions
Dividends on our Class A common stock have been declared on a quarterly basis in an amount equal to $0.85 per share each year. This dividend rate has been in effect since our April 1, 2020 dividend declaration. The amount of dividends payable on our Class A common stock to our common stock holders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, our financial condition, provisions in our Credit Facility or other agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT. We anticipate dividends will continue to be paid on a quarterly basis in arrears on or around the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to Class A common stockholders of record on the record date for such payment, although there can be no assurance that the board will declare dividends in future periods.
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
During the three months ended March 31, 2023, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations as well as cash on hand. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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
The following table shows the sources for the payment of dividends to stockholders, including dividends on unvested restricted shares and other dividends and distributions for the period indicated:

	Three Months Ended March 31, 2023

(In thousands)	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$28,523	82.5%
Cash dividends paid to Series A preferred stockholders	3,719	10.8%
Cash dividends paid to Series C preferred stockholders	2,118	6.1%
Cash distributions on LTIP Units	181	0.5%
Cash distributions on Class A Units	37	0.1%
Total dividends and other cash distributions paid	$34,578	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$18,085	52.3%
Available cash on hand	16,493	47.7%
Total sources of dividend and other cash distributions coverage	$34,578	100.0%

Cash flows provided by operations (GAAP basis)	$18,085
Net loss (in accordance with GAAP)	$(12,937)

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2023, we were in compliance with the debt covenants under our loan agreements, including our Senior Notes and Credit Facility.

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 5.0%. To help mitigate the adverse impact of inflation, approximately 65.1% of our leases with our tenants contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 1.1% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 62.7% are fixed-rate, 2.4% are based on the Consumer Price Index and 34.9% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Matters” in Part I — Item 1 — Note 9 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and we direct your attention to those risk factors, except for those listed below:
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
We and Blackwells have each filed complaints related to the purported nominations and proposals and related matters. The outcome of this ongoing litigation is uncertain and we will likely continue to incur substantial expenses associated with the litigation as well as any resulting proxy contest. The litigation could also be costly, time consuming and distracting. Further, a court may require us to consider Blackwell’s nominees and proposals at the 2023 Annual Meeting. The proxy statement we filed with the SEC on April 10, 2023 did not contain the names of Blackwell’s purported nominees. If the court determines that Blackwells’ purported nominations are valid, we would have to discard any proxy cards received from the GOLD proxy card accompanying the proxy statement that was mailed to stockholders on April 11, 2023. We would then be required to furnish universal proxy cards including the candidates nominated by Blackwells.
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
A bankruptcy filing of our other tenants or any guarantor of one of our tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from these entities or their assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be required to be paid currently. If a lease is assumed by one of our other tenants, all pre-bankruptcy balances owing under it must be paid in full. In the event of additional bankruptcies by our other tenants, we cannot assure our stockholders that the debtor in possession or the bankruptcy trustee will assume our lease and that our cash flow and the amounts available for dividends or other distributions to our stockholders will not be adversely affected.
Tenants with leases representing approximately 8% of our annualized SLR as of December 31, 2022, have recently filed or become subject to bankruptcy proceedings including: (i) the tenant at 16 properties known as the American Car Center I portfolio which has terminated the master lease for all of the properties; (ii) the tenant known as the Burger King I portfolio which leased 41 properties but terminated 13 of the leases; (iii) Mountain Express Oil Company which leases 71 properties and is seeking to reject 28 of the leases; (iv) Bed Bath & Beyond and its subsidiaries which lease 19 suites at 17 multi-tenant properties; (v) David’s Bridal which leases five suites at five of our multi-tenant properties; and (vi) Christmas Tree Shops which leases two suites at two of our multi-tenant properties. With respect to those leases that have been rejected, we have a general unsecured claim for damages, but our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. There is no assurance we will be able to release the vacated space at rental rates comparable to the rates on the rejected leases, if at all.
Further deterioration in the economy could lead to additional losses or defaults from space leased to these or other tenants which may result in additional filings by tenants seeking eject or modify leases through the bankruptcy process all of which could cause us to incur material losses and may have a material adverse impact on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no sales of unregistered equity securities by the Company and affiliated purchasers during the three months ended March 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the Company and affiliated purchasers during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021
3.3 (4)	Fifth Amended and Restated Bylaws
3.4 (5)	Amendment to Fifth Amended and Restated Bylaws
3.5 (3)	Articles of Amendment to the Articles of Restatement of American Finance Trust, Inc. as filed with the State Department of Assessments and Taxation of Maryland on February 10, 2022
10.1 *	Amendment No. 1, dated as of April 17, 2023, to Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among American Finance Operating Partnership, L.P., American Finance Trust, Inc. and the other guarantors party thereto, BMO Harris Bank, N.A., as administrative agent, and the other lender parties thereto
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 10, 2023