Form 10-Q
period 2023-06-30
Necessity Retail REIT, Inc.
filed 2023-08-03
CIK 1568162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2023, the registrant had 134,533,574 shares of common stock outstanding.

THE NECESSITY RETAIL REIT, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$956,506	$996,293
Buildings, fixtures and improvements	3,369,177	3,467,463
Acquired intangible lease assets	567,722	644,553
Total real estate investments, at cost	4,893,405	5,108,309
Less: accumulated depreciation and amortization	(810,727)	(784,946)
Total real estate investments, net	4,082,678	4,323,363
Cash and cash equivalents	59,172	70,795
Restricted cash	23,373	17,956
Deferred costs, net	25,050	22,893
Straight-line rent receivable	59,890	66,657
Operating lease right-of-use assets	17,587	17,839
Prepaid expenses and other assets (including $2,651 of prepayments to related parties as of June 30, 2023)	67,510	66,551
Total assets	$4,335,260	$4,586,054

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,553,688	$1,808,433
Credit facility	604,000	458,000
Senior notes, net	492,987	492,319
Below market lease liabilities, net	123,900	133,876
Accounts payable and accrued expenses (including $901 and $1,838 due to related parties as of June 30, 2023 and December 31, 2022, respectively)	54,804	64,169
Operating lease liabilities	19,088	19,132
Deferred rent and other liabilities	16,531	16,815
Dividends payable	5,837	5,837
Total liabilities	2,870,835	2,998,581

7.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 12,796,000 shares authorized, 7,933,711 shares issued and outstanding as of June 30, 2023 and December 31, 2022	79	79
7.375% Series C cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,536,000 shares authorized, 4,595,175 shares issued and outstanding as of June 30, 2023 and December 31, 2022	46	46
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 134,535,442 and 134,224,313 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,345	1,342
Additional paid-in capital	2,999,565	2,999,163
Distributions in excess of accumulated earnings	(1,565,425)	(1,435,794)
Total stockholders’ equity	1,435,610	1,564,836
Non-controlling interests	28,815	22,637
Total equity	1,464,425	1,587,473
Total liabilities and equity	$4,335,260	$4,586,054

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from tenants	$106,700	$116,929	$220,294	$211,872

Operating expenses:
Asset management fees to related parties	7,972	8,296	15,928	16,122
Property operating expenses	25,082	27,520	51,995	46,659
Impairments of real estate investments	—	58,954	—	64,896
Merger, transaction and other costs	4,931	206	5,496	485
Settlement costs	8,800	—	8,800	—
Equity-based compensation	3,519	3,523	7,086	7,021
General and administrative	14,744	8,390	25,236	15,223
Depreciation and amortization	59,466	46,573	113,648	84,261
Total operating expenses	124,514	153,462	228,189	234,667
Operating loss before gains on sales of real estate investments	(17,814)	(36,533)	(7,895)	(22,795)
Gains on sales of real estate investments	5,471	13,438	17,263	67,007
Operating (loss) income	(12,343)	(23,095)	9,368	44,212
Other (expense) income:
Interest expense	(35,945)	(28,329)	(70,620)	(52,069)
Other income	596	944	623	962
Gain on non-designated derivatives	—	—	—	2,250
Total other expense, net	(35,349)	(27,385)	(69,997)	(48,857)
Net loss	(47,692)	(50,480)	(60,629)	(4,645)
Net loss (income) attributable to non-controlling interests	61	58	78	(6)
Allocation for preferred stock	(5,837)	(5,837)	(11,674)	(11,674)
Net loss attributable to common stockholders	$(53,468)	$(56,259)	$(72,225)	$(16,325)

Weighted-average shares outstanding — Basic and Diluted	133,800,130	132,629,704	133,758,112	130,646,294
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.40)	$(0.43)	$(0.54)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Total Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	7,933,711	$79	4,595,175	$46	134,224,313	$1,342	$2,999,163	$(1,435,794)	$1,564,836	$22,637	$1,587,473
Issuance of Common Stock, net	—	—	—	—	—	—	(66)	—	(66)	—	(66)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(56)	—	(56)	—	(56)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Equity-based compensation (1)	—	—	—	—	343,056	3	731	—	734	6,352	7,086
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(31,927)	—	(169)	—	(169)	—	(169)
Dividends declared on Common Stock, $0.43 per share	—	—	—	—	—	—	—	(57,044)	(57,044)	—	(57,044)
Dividends declared on Series A Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	(7,438)	(7,438)	—	(7,438)
Dividends declared on Series C Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(362)	(362)	(73)	(435)
Net loss	—	—	—	—	—	—	—	(60,551)	(60,551)	(78)	(60,629)
Rebalancing of ownership percentage	—	—	—	—	—	—	23	—	23	(23)	—
Balance, June 30, 2023	7,933,711	$79	4,595,175	$46	134,535,442	$1,345	$2,999,565	$(1,565,425)	$1,435,610	$28,815	$1,464,425
_______
(1)Presented net of forfeitures. During the six months ended June 30, 2023, 1,269 restricted shares with a fair value of approximately $11,000 were forfeited.

	Three Months Ended June 30, 2023
	Total Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2023	7,933,711	$79	4,595,175	$46	134,224,313	$1,342	$2,999,417	$(1,483,255)	$1,517,629	$25,789	$1,543,418
Issuance of Common Stock, net	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Equity-based compensation (1)	—	—	—	—	343,056	3	340	—	343	3,176	3,519
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(31,927)	—	(169)	—	(169)	—	(169)
Dividends declared on Common Stock, $0.21 per share	—	—	—	—	—	—	—	(28,521)	(28,521)	—	(28,521)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(181)	(181)	(36)	(217)
Net loss	—	—	—	—	—	—	—	(47,631)	(47,631)	(61)	(47,692)
Rebalancing of ownership percentage	—	—	—	—	—	—	53	—	53	(53)	—
Balance, June 30, 2023	7,933,711	$79	4,595,175	$46	134,535,442	$1,345	$2,999,565	$(1,565,425)	$1,435,610	$28,815	$1,464,425
(1)Presented net of forfeitures. During the three months ended June 30, 2023, 1,269 restricted shares with a fair value of approximately $11,000 were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
		Total Equity
	Mezzanine Equity	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares (1)	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$—	7,933,711	$79	4,594,498	$46	123,783,060	$1,238	$2,915,926	$(1,217,435)	$1,699,854	$10,424	$1,710,278
Issuance of Common Stock, net	—	—	—	—	—	2,765,329	27	24,600	—	24,627	—	24,627
Issuance of Shares subject to repurchase, at fair market value upon closing	49,965	—	—	—	—	6,450,107	—	—	—	—	—	—
Adjustments to redemption value	3,423	—	—	—	—	—	—	(3,423)	—	(3,423)	—	(3,423)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(122)	—	(122)	—	(122)
Issuance of Series C Preferred Stock, net	—	—	—	677	—	—	—	(118)	—	(118)	—	(118)
Equity-based compensation (2)	—	—	—	—	—	273,809	3	666	—	669	6,352	7,021
Dividends declared on Common Stock, $0.43 per share	—	—	—	—	—	—	—	—	(55,276)	(55,276)	—	(55,276)
Dividends declared on Series A Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	(7,438)	(7,438)	—	(7,438)
Dividends declared on Series C Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(364)	(364)	(73)	(437)
Net loss	—	—	—	—	—	—	—	—	(4,651)	(4,651)	6	(4,645)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	(134)	—	(134)	134	—
Balance, June 30, 2022	$53,388	7,933,711	$79	4,595,175	$46	133,272,305	$1,268	$2,937,395	$(1,289,400)	$1,649,388	$16,843	$1,666,231
(1)Includes shares of Class A common stock subject to repurchase.
(2)Presented net of forfeitures. During the six months ended June 30, 2022, 275 restricted shares with a fair value of approximately $3,000 were forfeited.

	Three Months Ended June 30, 2022
		Total Equity
	Mezzanine Equity	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares Subject to Repurchase	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares (1)	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2022	$53,388	7,933,711	$79	4,594,498	$46	132,994,603	$1,265	$2,937,262	$(1,204,337)	$1,734,315	$13,590	$1,747,905
Issuance of Common Stock, net	—	—	—	—	—	3,618	—	133	—	133	—	133
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	(103)	—	(103)	—	(103)
Issuance of Series C Preferred Stock, net	—	—	—	677	—	—	—	(82)	—	(82)	—	(82)
Equity-based compensation	—	—	—	—	—	274,084	3	356	—	359	3,176	3,535
Common stock shares withheld upon vesting of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared on Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	(28,599)	(28,599)	—	(28,599)
Dividends declared on Series A Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Dividends declared on Series C Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(205)	(205)	(36)	(241)
Net loss	—	—	—	—	—	—	—	—	(50,422)	(50,422)	(58)	(50,480)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	(171)	—	(171)	171	—
Balance, June 30, 2022	$53,388	7,933,711	$79	4,595,175	$46	133,272,305	$1,268	$2,937,395	$(1,289,400)	$1,649,388	$16,843	$1,666,231
_______
(1)Includes shares of Class A common stock subject to repurchase.

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,629)	$(4,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	55,419	52,127
Amortization of in-place lease assets	56,896	31,023
Amortization of deferred leasing costs	1,333	1,111
Amortization (including accelerated write-off) of deferred financing costs	7,367	6,129
Amortization of mortgage discounts (premiums) on borrowings, net	800	161
Accretion of market lease and other intangibles, net	(4,256)	(2,680)
Equity-based compensation	7,085	7,021
Gain on non-designated derivatives	—	(2,250)
Gains on sales of real estate investments	(17,263)	(67,007)
Impairment of real estate investments	—	64,896
Payments of prepayment costs on mortgages	905	—
Changes in assets and liabilities:
Straight-line rent receivable	183	(2,758)
Straight-line rent payable	125	135
Prepaid expenses and other assets	196	4,354
Accounts payable and accrued expenses	(4,221)	18,438
Deferred rent and other liabilities	(269)	(1,449)
Net cash provided by operating activities	43,671	104,606
Cash flows from investing activities:
Capital expenditures	(20,863)	(4,848)
Investments in real estate and other assets	(12,260)	(954,747)
Proceeds from sale of real estate investments	66,192	273,345
Deposits for real estate investments	—	(103)
Net cash provided by (used in) investing activities	33,069	(686,353)
Cash flows from financing activities:
Payments on mortgage notes payable	(193,076)	(10,054)
Proceeds from credit facility	201,000	513,000
Payments on credit facility	(20,000)	(25,000)
Payments of financing costs	(469)	(2,896)
Payments of prepayment costs on mortgages	(905)	—
Common stock repurchases	(170)	—
Distributions on LTIP Units and Class A Units	(435)	(437)
Dividends paid on Class A common stock	(57,045)	(55,276)
Dividends paid on Series A preferred stock	(7,438)	(7,438)
Dividends paid on Series C preferred stock	(4,236)	(4,236)
Series A preferred stock offering costs	(52)	(85)
Series C preferred stock offering costs	(55)	(102)
Class A common stock offering costs	(65)	(491)
Proceeds from issuance of Series C preferred stock, net	—	17
Proceeds from issuance of Class A common stock, net	—	24,946
Net cash (used in) provided by financing activities	(82,946)	431,948
Net change in cash, cash equivalents and restricted cash	(6,206)	(149,799)
Cash, cash equivalents and restricted cash beginning of period	88,751	236,849
Cash, cash equivalents and restricted cash end of period	$82,545	$87,050
The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents, end of period	$59,172	$69,431
Restricted cash, end of period	23,373	17,619
Cash, cash equivalents and restricted cash end of period	$82,545	$87,050

Supplemental Disclosures:
Cash paid for interest	$64,180	$43,895
Cash paid for income and franchise taxes	1,372	1,100

Non-Cash Investing and Financing Activities:
Accrued Series A preferred stock offering costs	$4	$37
Accrued Series C preferred stock offering costs	6	33
Accrued Class A common stock offering costs	1	38
Series A preferred stock dividend declared	3,719	3,719
Series C preferred stock dividend declared	2,118	2,118
Shares issued in acquisition	—	49,965
Adjustments to value of shares	—	3,423
Proceeds from real estate sales used to pay off related mortgage notes payable	67,731	940
Mortgage notes payable released in connection with dispositions of real estate	(67,731)	(940)
Proceeds from real estate sales used to repay amounts outstanding under the Credit Facility	35,000	—
Amounts under the Credit Facility repaid in connection with dispositions of real estate	(35,000)	—
Mortgages assumed in acquisition (including premiums of $276)	—	312,246
Application of deposits for real estate acquisitions	—	23,750
Accrued estimate of settlement with CIM for contingent consideration and other claims	4,374	—
Accrued contingent consideration on acquired properties in the CIM Portfolio Acquisition	—	10,840
Accrued capital expenditures	—	371

The accompanying notes are an integral part of these consolidated financial statements.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 1 — Organization
The Necessity Retail REIT, Inc. (the “Company”), is an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily necessity-based retail single-tenant and multi-tenant properties in the United States. As of June 30, 2023, the Company owned 991 properties, comprised of 27.3 million rentable square feet, which were 92.7% leased, including 882 single-tenant net-leased commercial properties (845 of which are retail properties) and 109 multi-tenant retail properties.
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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, the Company paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, the Company had accrued $6.7 million of contingent consideration based on leases executed prior to December 31, 2022. During the six months ended June 30, 2023, the Company accrued an additional $5.5 million based on leases executed after December 31, 2022. All previously accrued amounts were paid in the six months ended June 30, 2023.
•During the three months ended June 30, 2023, the Company accrued an estimate of $4.4 million to settle remaining claims with CIM for contingent consideration and other matters. The claims relate to (i) disputes that had arisen under the purchase and sale agreement, (ii) a related contingent consideration letter agreement for leasing activities and (iii) a related escrow agreement.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Proposed Merger and Internalization
On May 23, 2023, the Company, the OP, Global Net Lease, Inc., a Maryland corporation (“GNL”), Global Net Lease Operating Partnership, L.P., a Delaware limited partnership (“GNL OP”), Osmosis Sub I, LLC, a Maryland limited liability company and wholly-owned subsidiary of GNL (“REIT Merger Sub”), and Osmosis Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of GNL OP (“OP Merger Sub”), entered into an Agreement and Plan of Merger (the “REIT Merger Agreement”). Subject to the terms and conditions of the REIT Merger Agreement, and subject to the approval of holders of common stock of each RTL and GNL, at the effective time of the merger (the “REIT Merger Effective Time”), the Company will merge with and into REIT Merger Sub, with REIT Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GNL (the “REIT Merger”), and OP Merger Sub will merge with and into the OP, with the OP continuing as the surviving entity (the “OP Merger” and, together with the REIT Merger, the “Merger”). The Company also entered into an agreement to internalize the advisory and property management functions of the combined companies through a series of mergers with the advisors and property managers for each of GNL and the Company (the “Internalization Merger”, and, together with the REIT Merger and the OP Merger, the “Proposed Transactions”).The Proposed Transactions are conditional upon one another and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes. The Proposed Transactions are considered a business combination for accounting purposes with GNL as both the legal and accounting acquiror.
As one of the acquirees in a business combination, the Company has expensed costs related to the Proposed Transaction as incurred. Accordingly, $4.2 million is included in merger, transaction and other costs associated with the Proposed Transaction in the three and six months ended June 30, 2023.
Truist Securities, Inc. (“Truist”), the financial advisor to the Company with respect to the Proposed Transactions will be paid an aggregate fee of $11.0 million, $1.5 million of which was accrued in the second quarter 2023 upon delivery of Truist’s opinion regarding the REIT Merger and the remainder of which is payable upon consummation of the Proposed Transactions. The Company has also agreed to reimburse Truist for certain of its expenses and to indemnify Truist and certain related parties against certain potential liabilities arising out of or in connection with its engagement.
The REIT Merger
Subject to the approval of holders of RTL Common Stock as of August 8, 2023, at a special meeting of shareholders on September 8, 2023, at the REIT Merger Effective Time, each issued and outstanding share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) (or fraction thereof), will be converted into the right to receive 0.670 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable shares of GNL’s Common Stock, par value $0.01 per share (“GNL Common Stock”). From and after the REIT Merger Effective Time, all shares of Class A Common Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of Class A Common Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
At the REIT Merger Effective Time, each issued and outstanding share of the Company’s 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) and each issued and outstanding share of the Company’s 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), will automatically be converted into the right to receive from GNL one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, and one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, respectively, which will have substantially identical powers, preferences, privileges, and rights as the Series A Preferred Stock and the Series C Preferred Stock, respectively. From and after the REIT Merger Effective Time, all shares of Series A Preferred Stock and Series C Preferred Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of Series A Preferred Stock and Series C Preferred Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
Following the REIT Merger Effective Time and prior to the OP Merger, REIT Merger Sub will distribute its general partnership interests in the OP to GNL. GNL, in turn, will contribute its general partnership interest to GNL OP and, in turn, GNL OP will contribute the general partnership interests to a newly formed limited liability company that will be wholly owned by GNL OP (“Newco GP, LLC”). At the effective time of the OP Merger (the “OP Merger Effective Time”), by virtue of the OP Merger and without any further action on the part of GNL OP, (i) Newco GP, LLC will be the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of the OP (the “RTL OP Preferred Units”) held by REIT Merger Sub immediately after the REIT Merger Effective Time will be cancelled and no payment will be made with respect thereto; (iii) GNL OP will continue as the sole limited partner of the OP; and (iv) each GNL OP Unit held by a limited

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
partner of the OP other than the Company or any subsidiary of the Company issued and outstanding immediately prior to the OP Merger Effective Time will automatically be converted into new GNL OP Units in an amount equal to (x) one (1), multiplied by (y) the Exchange Ratio, and each holder of new GNL OP Units will be admitted as a limited partner of GNL OP in accordance with the terms of the partnership agreement of GNL OP. Immediately after the OP Merger Effective Time, Newco GP, LLC will be the general partner and GNL OP will be the limited partner of the OP.
As part of the REIT Merger, GNL would also issue common shares (adjusted for the Exchange Ratio) for RTL RSU's and LTIP Units outstanding at the time of the REIT Merger (See further discussion in “Restricted Shares and LTIP Units” below).
The Company’s Loan and Financing Agreements
As required by the REIT Merger Agreement, GNL will assume all the Company’s indebtedness and repay all amounts outstanding under the Company’s Credit Facility (as defined in Note 5 — Credit Facility). The Company’s indebtedness includes, in particular:
•The Company’s Mortgage Notes Payable: The Company’s mortgage notes payable totaled nearly $1.6 billion in principal amounts, and had a total fair value of $1.4 billion, as of June 30, 2023. These mortgage notes bear fixed annual interest rates between 2.2% and 4.7%, with a weighted average annual interest rate of 3.82% as of June 30, 2023. The Company’s mortgage notes payable mature between September 2023 and May 2031, and the Company has $96.5 million and $65.2 million of its mortgage notes payable scheduled for repayment for the remainder of 2023 and the year ended December 31, 2024, respectively, as of June 30, 2023. For additional information about the Company’s mortgage notes payable and their fair value, see Note 4 — Mortgage Notes Payable, Net and Note 7 — Fair Value Measurements.
•The Company’s Senior Notes: The Company’s Senior Notes (as defined in Note 6 — Senior Notes, Net), were issued at par for an aggregate principal amount of $500.0 million, mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on March 30 and September 30 of each year. The Company’s Senior Notes do not require any principal payments prior to maturity. The fair value of the Company’s Senior Notes was $385.0 million as of June 30, 2023 (see Note 7 — Fair Value Measurements for additional information).
•The Company’s Credit Facility: The total amount outstanding under the Company’s Credit Facility totaled $604.0 million and the Company’s borrowings thereunder bore interest at weighted-average annual rate of 7.20% as of June 30, 2023.
In addition, prior to the REIT Merger Effective Time, the Company is required to seek lender consents with respect to the applicable terms of the following agreements: (i) the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of the OP, as borrowers, as amended to date (the “SocGen and UBS Loan Agreement”) and (ii) the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date (the “Column Loan Agreement” and, together with the SocGen and UBS Loan Agreement, the “CMBS”) to the extent required to permit the Company and the OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement.
The Internalization Merger
Concurrently with the execution of the REIT Merger Agreement, on May 23, 2023, the Company entered into a merger agreement for a transaction known as an “Internalization” (the “Internalization Merger Agreement”) with GNL Advisor Merger Sub LLC, a Delaware limited liability company, GNL PM Merger Sub LLC, a Delaware limited liability company, Advisor Merger Sub LLC, a Delaware limited liability company, RTL PM Merger Sub LLC, a Delaware limited liability company, the OP, GNL and GNL OP, on the one hand, and AR Global, Global Net Lease Special Limited Partnership, LLC, a Delaware limited liability company (“GNL SLP”), Necessity Retail Space Limited Partner, LLC, (“RTL SLP”) a Delaware limited company, Global Net Lease Advisors, LLC, a Delaware limited liability company (“GNL Advisor”), the Advisor, Global Net Lease Properties, LLC, a Delaware limited liability company (“GNL Property Manager”), and the Company’s Property Manager, on the other hand.
Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the combined company immediately following consummation of the REIT Merger, including by terminating (i) GNL’s existing arrangement for advisory management services provided by GNL Advisor pursuant to the Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among GNL, GNL OP and GNL Advisor (as amended pursuant to First Amendment, dated as of August 14, 2018, Second Amendment, dated as of November 6, 2018, Third Amendment, dated as of May 6, 2020, and Fourth Amendment, dated as of May 6, 2021, the “GNL Advisory Agreement”), (ii)

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
GNL’s existing arrangement for property management services provided by GNL Property Manager pursuant to the Property Management and Leasing Agreement, dated as of April 20, 2012, by and among GNL, GNL OP and GNL Property Manager (as amended pursuant to First Amendment, dated as of October 27, 2017, Second Amendment, dated as of February 27, 2018, and Third Amendment, dated as of February 27, 2019, the “GNL Property Management Agreement”), (iii) the Company’s existing arrangement for advisory management services provided by the Advisor pursuant to the Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among the Company, the OP and American Finance Advisors LLC (now known as the Advisor) (as amended pursuant to Amendment No. 1, dated as of July 19, 2018, Amendment No. 2, dated as of March 18, 2019, Amendment No. 3, dated as of March 30, 2020, and Amendment No. 4, dated as of January 13, 2021, the “Advisory Agreement”), and (iv) the Company’s existing arrangement for property management services provided by the Property Manager pursuant to the Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among the Company, the OP and American Finance Properties, LLC (now known as the Property Manager) (as amended pursuant to First Amendment, dated as of December 8, 2017, and Second Amendment, dated November 4, 2020, the “Property Management Agreement”). All assets and contracts (including leases) necessary or desirable in the judgment of both GNL and the Company to conduct the business of GNL and the Company and all desired employees will be placed into subsidiaries of AR Global that will be merged with subsidiaries of GNL upon the effective time of the Internalization Merger.
Following the completion of the Internalization Merger, the Advisory Agreement and Property Management Agreement will be terminated.
Restricted Shares and LTIP Units
Except with respect to the Company’s restricted shares of Class A common stock (“restricted shares”) granted between the execution of the REIT Merger Agreement and the REIT Merger Effective Time, as of one business day immediately prior to the REIT Merger Effective Time, each restricted share granted to a member of the Company’s board of directors under the 2018 Equity Plan that is outstanding as of immediately prior to the REIT Merger Effective Time (whether or not then vested) will automatically become fully vested, and all restrictions with respect thereto will lapse. Each share of Class A Common Stock resulting from the vesting of the restricted shares will be treated the same as other shares of Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time, and will be converted into the right to receive shares of GNL Common Stock based on the Exchange Ratio. After completing the Company’s annual meeting of stockholders, each of the Company’s independent directors was granted $85,000 of restricted shares as part of the annual grant, with such restricted shares to be subject to one-year vesting. The restricted shares will convert into shares of GNL Common Stock at the REIT Merger Effective Time in the same manner as the unvested restricted shares held by non-directors of the Company (as described below).
Also as of one business day immediately prior to the REIT Merger Effective Time, all other restricted shares outstanding as of immediately prior to the REIT Merger Effective Time including any restricted shares issued on conversion of LTIP Units will cease to relate to or represent any right to receive Class A Common Stock and will be assumed by GNL and automatically converted, at the REIT Merger Effective Time, into GNL Restricted Stock with respect to a number of shares of GNL Common Stock equal to the product of (x) the number of shares of Class A Common Stock underlying the applicable award of restricted shares as of immediately prior to such conversion, multiplied by (y) the Exchange Ratio, with each such award of restricted shares so converted into GNL Restricted Stock otherwise subject to the same terms and conditions as were applicable to the corresponding award of restricted shares, including any applicable vesting, acceleration, and payment timing provisions, except (i) as expressly adjusted by the REIT Merger Agreement, (ii) all of the outstanding equity or equity-based awards of the Company held by Jason Doyle, the Company’s Chief Financial Officer, and other key employees of the Advisor or its affiliates (including any incremental grants made to them prior to the REIT Merger Effective Time) will fully vest as of immediately prior to the REIT Merger Effective Time, and (iii) all of the outstanding equity or equity-based awards of the Company held by any employee of the Advisor who is not offered employment by GNL on the terms and conditions set forth in the Internalization Merger Agreement will fully vest as of immediately prior to the REIT Merger Effective Time.
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 Advisor Multi-Year Outperformance Award (the “2021 OPP”) to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, the Advisor will distribute a new award of LTIP Units that are outstanding under the terms of the 2021 OPP to RTL SLP. The Company and the OP will modify the LTIP Units so that the award may be converted, upon the election of AR Global, into 8,528,885 restricted shares of the Company’s Common Stock (the “Converted Restricted Shares”). Any restricted shares that are not earned will be forfeited. As modified, upon AR Global’s exercising the election, the Company will immediately issue RTL SLP the Converted Restricted Shares, subject to an award agreement which is substantially identical to the 2021 OPP, except as modified by the terms of the

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Internalization Merger Agreement. All conditions regarding vesting and whether the shares are earned, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “RTL Catch Up”). If AR Global elects to convert LTIP Units into Converted Restricted Shares, other than with respect to the RTL Catch Up, any dividend or distribution will be paid on the Converted RTL Restricted Shares in accordance with the provisions of the 2021 OPP. All Converted Restricted Shares (or, if not converted, the LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned Converted Restricted Shares upon release of restrictions which will occur prior to the REIT Merger Effective Time, will be treated as a share of Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time and will be converted into the right to receive shares of GNL Common Stock based on the Exchange Ratio. Fewer shares than the maximum may be issued based on the measurement provisions in the 2021 OPP, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. It is expected that the LTIP Units (following conversion to shares of Class A Common Stock) will be converted or exchanged into shares of GNL Common Stock at or near closing of the Proposed Transactions.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP. Except for the OP, as of June 30, 2023 and December 31, 2022, the Company had no interests in entities that were not wholly owned.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
and, accordingly, the Company recorded the cumulative adjustment to increase depreciation by $3.7 million in the three and nine month periods ended September 30, 2022.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that spread around the world and to every state in the United States commenced. As a result, the Company experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. The Company did not experience any material delays in the receipt of rental payments during the year ended December 31, 2022 or the six months ended June 30, 2023. The Company took a proactive approach to achieve mutually agreeable solutions with its tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, the Company executed several types of lease amendments. These amendments included deferrals and abatements and also included extensions to the term of the leases. The Company did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022 or the six months ended June 30, 2023. The Company has substantially collected all amounts of previously deferred rent.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. As of June 30, 2023, these leases had an average remaining lease term of approximately 6.9 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Pursuant to certain of the Company’s lease agreements, tenants are required to reimburse the Company for certain property operating expenses, in addition to paying base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For comparative purposes, the Company also elected to reflect prior revenue and reimbursements reported under ASC 842 on a single line. For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Future Base Rent Payments
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of June 30, 2023. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$171,304
2024	338,416
2025	313,653
2026	285,021
2027	246,173
2028	197,012
Thereafter	1,045,985
$2,597,564
Contingent Rental Income
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. For the three and six months ended June 30, 2023 such amounts were $0.9 million and $1.5 million, respectively, and for the three and six months ended June 30, 2022 such amounts were $0.3 million and $0.7 million, respectively.
Collectability and Reductions to Revenue
The Company continually reviews receivables related to rent and unbilled rents receivable and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standard adopted on January 1, 2019 (see the “Recently Issued Accounting Pronouncements” section below), the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants beginning on January 1, 2019, in accordance with new accounting rules, on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
In accordance with the lease accounting rules, the Company records uncollectable amounts as reductions in revenue from tenants. During the three and six months ended June 30, 2023, uncollectable amounts were $6.4 million and $9.8 million, respectively, and for the three and six months ended June 30, 2022 such amounts were $0.3 million and $0.5 million, respectively. Included in the uncollectable amounts for the three and six months ended June 30, 2023, were $5.4 million and $8.3 million, respectively, of revenue reductions associated with 48 and 64 leases, respectively, which were terminated in bankruptcy proceedings.
Lease Termination Income
During the three and six months ended June 30, 2023, the Company entered into two and four lease termination agreements, respectively, for a total of $0.5 million and $0.6 million, which were recognized and received in the three and six months ended June 30, 2023, respectively.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company entered into lease termination agreements at two and six of its single-tenant properties in the first quarter of 2022 and the fourth quarter of 2021, respectively. Since these leases had short-term remaining occupancy periods for the tenant, these lease termination agreements were treated as lease modifications, and their termination fee income was recognized over the remaining occupancy periods of the respective leases on a straight-line basis. In addition, the Company recognized and received $5.0 million in lease termination income from five vacant properties formerly leased to Truist Bank in the three months ended June 30, 2022. The Company recorded additional lease revenue of $5.7 million and $10.2 million in the three and six months ended June 30, 2022, respectively, related to these agreements. As of June 30, 2022, the occupancy periods for these agreements expired and the tenants vacated. Accordingly, no related revenue was recognized on these leases in the three and six months ended June 30, 2023.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three and six months ended June 30, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates the probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of June 30, 2023 and December 31, 2022, no properties were considered held for sale.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the six months ended June 30, 2023 and 2022 were asset acquisitions.
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
June 30, 2023
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
Generally, all the Company’s leases as lessor had historically qualified as operating leases including land leases for which such accounting has been grandfathered. However, as of June 30, 2023 and December 31, 2022, the Company had two parcels of land leased to tenants that qualify as financing leases which were entered into during the year ended December 31, 2022 (subsequent to the three months ended June 30, 2022). The carrying value of these leases were $5.8 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively, and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2023, income of $0.2 million and $0.3 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company had no leases as a lessor that were considered as sales-type leases under sales leaseback rules.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Reportable Segments
As of June 30, 2023, the Company has determined that it has two reportable segments, with activities related to investing in single-tenant properties and multi-tenant properties.
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
June 30, 2023
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
The Company and the other parties to the Internalization Merger Agreement agreed to modify the terms of the 2021 OPP to accelerate the timing for determining whether the award is vested and earned. See Note 1 — Organization – Proposed Merger and Internalization – Restricted Shares and LTIP Units.
For additional information on all of the Company’s equity-based compensation arrangements, including modifications, see Note 12 — Equity-Based Compensation.
Recently Issued Accounting Pronouncements
Adopted as of June 30, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients would preserve the presentation of the Company’s derivatives, if any, which would be consistent with the Company’s past presentation. As of June 30, 2023, the Company did not have any outstanding derivative instruments. The Company will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 3 — Real Estate Investments
Property Acquisitions
The following table presents the allocation of real estate assets acquired and liabilities assumed during the periods presented. All acquisitions were considered asset acquisitions for accounting purposes.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2023 (2)	2022
Real estate investments, at cost:
Land	$—	$302,478
Buildings, fixtures and improvements	4,374	865,992
Total tangible assets	4,374	1,168,470
Acquired intangible assets and liabilities: (1)
In-place leases	5,535	218,454
Above-market lease assets	—	24,066
Below-market lease liabilities	—	(59,442)
Total intangible assets, net	5,535	183,078
Assets Reduced, Liabilities Assumed and Equity Issued:
Mortgage notes payable assumed in acquisitions (including premiums of $276)	—	(312,246)
Shares issued in acquisitions	—	(49,965)
Application of deposit	—	(23,750)
Accrued contingent consideration on acquired properties from the CIM Portfolio Acquisition	—	(10,840)
Accrued estimate of settlement with CIM for contingent consideration and other claims	(4,374)	—
Payment of previously accrued contingent consideration on acquired properties from the CIM Portfolio Acquisition	6,725	—
Cash paid for real estate investments	$12,260	$954,747
Number of properties purchased from the CIM Portfolio Acquisition (See Note 1 — Organization for additional information)	—	80
Number of other properties purchased	—	11
________
(1)Weighted-average remaining amortization periods for in-place lease assets, above-market lease assets and below-market lease liabilities acquired during the six months ended June 30, 2022 were 10.3 years, 7.6 years and 20.2 years, respectively, as of each property’s respective acquisition date.
(2)Real estate assets acquired during the six months ended June 30, 2023 were comprised entirely of contingent consideration relating to the CIM Portfolio Acquisition, $6.7 million of which was accrued as of December 31, 2022. See Note 1 — Organization for additional information. All previously accrued amounts were paid in the six months ended June 30, 2023. During the three months ended June 30, 2023, the Company accrued an estimate of $4.4 million to settle remaining claims by CIM for contingent consideration and other matters.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table presents amortization expense and adjustments to revenue from tenants and property operating expenses for intangible assets and liabilities during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
In-place leases, included in depreciation and amortization (1)	$31,353	$18,278	$56,896	$31,023

Above-market lease intangibles	$(1,712)	$(1,374)	$(3,340)	$(2,281)
Below-market lease liabilities	3,500	2,971	7,612	4,991
Total included in revenue from tenants	$1,788	$1,597	$4,272	$2,710

Below-market ground lease asset (2)	$8	$8	$16	$16
Above-market ground lease liability (2)	—	—	—	—
Total included in property operating expenses	$8	$8	$16	$16
______
(1)During the three months and six ended June 30, 2023, the Company recorded additional in-place lease amortization of $11.2 million and $14.5 million, respectively, associated with 48 and 64 leases, respectively, with tenants which were terminated in bankruptcy proceedings.
(2)Intangible balances related to ground leases are included as part of the operating lease right-of-use assets presented on the consolidated balance sheets and the amortization expense of such balances is included in property operating expenses on the consolidated statements of operations.

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

(In thousands)	2023 (remainder)	2024	2025	2026	2027
In-place leases, to be included in depreciation and amortization	$34,095	$54,904	$43,268	$33,589	$25,217

Above-market lease intangibles	$3,010	$5,357	$4,518	$3,289	$2,684
Below-market lease liabilities	(5,136)	(9,814)	(9,470)	(9,010)	(8,583)
Total to be included in revenue from tenants	$(2,126)	$(4,457)	$(4,952)	$(5,721)	$(5,899)
Deposits for Real Estate Investments
The Company did not have any deposits for future acquisitions of real estate investments as of June 30, 2023 or December 31, 2022.
Real Estate Held for Sale
When assets are identified by management as held for sale, the Company ceases depreciation and amortization of the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For additional information on impairment charges, see the section “Impairment Charges” below.
As of June 30, 2023 and December 31, 2022, there were no properties classified as held for sale. The sales of other properties sold during their respective periods did not represent a strategic shift in the Company’s operations or strategy.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Real Estate Sales
During the three months ended June 30, 2023, the Company sold 48 properties for an aggregate contract price of $100.8 million, resulting in an aggregate gain of $5.5 million, which is reflected in gain on sale of real estate investments in the consolidated statement of operations for the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company sold 53 properties for an aggregate contract price of $172.2 million.  These property sales resulted in an aggregate gain of $17.3 million, which is reflected in gain on sale of real estate investments in the consolidated statement of operations for the six months ended June 30, 2023.
During the three months ended June 30, 2022, the Company sold five properties for an aggregate contract price of $30.4 million. These dispositions resulted in an aggregate gain of $13.4 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company sold 11 properties, including the Company’s Sanofi property which was held for sale as of December 31, 2021, for an aggregate contract price of $295.6 million. These property sales resulted in an aggregate gain of $67.0 million, which is reflected in gain on sale of real estate investments on the consolidated statement of operations for the six months ended June 30, 2022.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Impairment Charges
There were no impairment charges recorded in the three and six months ended June 30, 2023. The following table details the impairment charges recorded by segment for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2022	2022
Single-tenant properties:
Various vacant single-tenant properties (1)	$5,856	$8,032
United Healthcare (2)	—	3,766
Total single-tenant impairment charges	5,856	11,798

Multi-tenant properties:
Blankenbaker Plaza (3) (4)	3,539	3,539
The Shoppes at West End (4)	49,559	49,559
Total multi-tenant impairment charges	53,098	53,098

Total impairment charges	$58,954	$64,896
(1)For the three and six months ended June 30, 2022, five and eight properties were impaired, all of which were formerly leased to Truist Bank. All properties in the three and six months ended June 30, 2022 were impaired to their fair values as determined by their respective purchase and sale agreements and were sold in the year ended December 31, 2022.
(2)This property was vacant since June 30, 2021 when a tenant did not renew its lease. This property was impaired to its fair value as determined by the income approach in both the year ended December 31, 2022 and 2021 and disposed of in the year ended December 31, 2022.
(3)This property was acquired in the CIM Portfolio Acquisition (see Note 1 — Organization for additional information).
(4)These properties were impaired to their fair values as determined by their respective purchase and sale agreements and were disposed of in the year ended December 31, 2022.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 4 — Mortgage Notes Payable, Net
The Company’s mortgage notes payable, net as of June 30, 2023 and December 31, 2022 consisted of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2023	December 31, 2022	June 30, 2023		Interest Rate	Maturity	Anticipated Repayment (4)
		(In thousands)	(In thousands)
2019 Class A-1 Net-Lease Mortgage Notes	98	$117,220	$117,620	3.83%		Fixed	May 2049	May 2026
2019 Class A-2 Net-Lease Mortgage Notes	102	119,715	120,020	4.52%		Fixed	May 2049	May 2029
2021 Class A-1 Net-Lease Mortgage Notes	45	53,198	53,601	2.24%		Fixed	May 2051	May 2028
2021 Class A-2 Net-Lease Mortgage Notes	44	91,888	92,584	2.83%		Fixed	May 2051	May 2031
2021 Class A-3 Net-Lease Mortgage Notes	33	34,997	34,997	3.07%		Fixed	May 2051	May 2028
2021 Class A-4 Net-Lease Mortgage Notes	35	54,995	54,995	3.65%		Fixed	May 2051	May 2031
Total Net-Lease Mortgage Notes (7)	357	472,013	473,817

Stop & Shop (5)	—	—	45,000	3.50%		Fixed	Jan. 2030	Jan. 2030
Column Financial Mortgage Notes (8)	363	705,567	705,567	3.79%		Fixed	Aug. 2025	Aug. 2025
Bob Evans I (5)	—	—	22,740	4.71%		Fixed	Sep. 2037	Sep. 2027
Mortgage Loan II	12	210,000	210,000	4.25%		Fixed	Jan. 2028	Jan. 2028
Mortgage Loan III	22	33,400	33,400	4.12%		Fixed	Jan. 2028	Jan. 2028
Cottonwood Commons	1	19,250	19,250	4.52%		Fixed	Sep. 2023	Sep. 2023
The Marquis (6)	—	—	8,556	3.95%		Fixed	May 2023	May 2023
Assumed Multi-Tenant Mortgage I	3	16,700	16,700	4.68%		Fixed	Sep. 2033	Sep. 2023
Assumed Multi-Tenant Mortgage II	4	25,000	25,000	4.54%		Fixed	Feb. 2024	Feb. 2024
Assumed Multi-Tenant Mortgage III (6)	—	—	30,719	3.70%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage IV (6)	—	—	28,387	3.90%		Fixed	Apr. 2023	Apr. 2023
Assumed Multi-Tenant Mortgage V	7	59,942	60,544	3.70%		Fixed	Sep. 2023	Sep. 2023
The Plant (6)	—	—	123,000	3.87%		Fixed	May 2033	May 2023
McGowin Park	1	39,025	39,025	4.11%		Fixed	May 2024	May 2024
Gross mortgage notes payable	770	1,580,897	1,841,705	3.82%	(1)
Deferred financing costs, net of accumulated amortization (2)		(26,685)	(31,948)
Mortgage premiums and discounts, net (3)		(524)	(1,324)
Mortgage notes payable, net		$1,553,688	$1,808,433
__________
(1)Calculated on a weighted-average basis for all mortgages outstanding as of June 30, 2023.
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
(5)These mortgage notes were fully repaid in the six months ended June 30, 2023 in connection with the dispositions of the formerly encumbered properties.
(6)These mortgage notes were fully repaid in the three months ended June 30, 2023 with proceeds of $183.0 million drawn from the Credit Facility and the remainder with cash on hand. Of the nine total properties formerly encumbered under these mortgage notes, eight were added to the asset pool comprising the borrowing base under the Credit Facility.
(7)Subsequent to June 30, 2023, the Company repaid $1.8 million of amounts outstanding on these mortgage notes. See Note 15 — Subsequent Events for additional information.
(8)Subsequent to June 30, 2023, the Company repaid $2.8 million of amounts outstanding on this mortgage note. See Note 15 — Subsequent Events for additional information.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023 and December 31, 2022, the Company had pledged $2.6 billion in real estate investments, at cost as collateral for its mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable on the properties. In addition, as of June 30, 2023, $2.2 billion in real estate investments, at cost were included in the unencumbered asset pool comprising the borrowing base under the Company’s revolving unsecured corporate credit facility (see Note 5 — Credit Facility for more details). The asset pool comprising the borrowing base under the credit facility is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the credit facility.
In connection with refinancing certain properties, the Company may incur prepayment penalties relating to its prior debt obligations. During the three and six months ended June 30, 2023, the Company incurred $0.5 million and $0.9 million, respectively, of prepayment penalties. These prepayment penalties, when incurred, are included in acquisition, transaction, and other costs in the consolidated statements of operations.
The Company’s mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2023, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
In connection with the REIT Merger, GNL is required to assume all of the Company’s mortgage notes payable, net. See Note 1 — Organization – Proposed Merger and Internalization – The Company’s Loan and Financing Agreements for further details.
Combined Debt Obligation Principal Payments
The following table summarizes the scheduled aggregate principal payments (based on anticipated repayment dates) on mortgage notes payable and the Company’s other debt based on anticipated repayment dates for the remainder of the year ended December 31, 2023, the five years subsequent to December 31, 2023 and thereafter:

	Future Principal Payments
(In thousands)	Mortgage Notes	Credit Facility (1)	Senior Notes (2)	Total (4)
2023 (remainder) (3)	$96,498	$—	$—	$96,498
2024	65,235	—	—	65,235
2025	706,777	—	—	706,777
2026	116,334	604,000	—	720,334
2027	611	—	—	611
2028	332,206	—	500,000	832,206
Thereafter	263,236	—	—	263,236
	$1,580,897	$604,000	$500,000	$2,684,897
________
(1)The Credit Facility matures on April 1, 2026, but the Company reserves its right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. See Note 5 — Credit Facility for additional information.
(2)The Senior Notes mature on September 30, 2028. See Note 6 — Senior Notes, Net for additional information.
(3)The Company intends to repay these principal amounts scheduled for repayment during the year ended December 31, 2023 with (i) proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder (as defined in Note 5 — Credit Facility) and (ii) cash on hand, a portion of which may be generated from future property sales.
(4)If the REIT Merger is consummated, GNL is required to assume all of the Company’s Senior Notes and mortgage notes payable. In addition, GNL is required to repay all amounts outstanding under the Company’s Credit Facility and then terminate the Credit Facility. See Note 1 — Organization – Proposed Merger and Internalization – The Company’s Loan and Financing Agreements for further details.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 5 — Credit Facility
The Company has a credit facility (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Bank”) as administrative agent, Citizens Bank, N.A. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers, and the other lenders from time to time as party thereto. On October 1, 2021, the Company entered into an amendment and restatement of the Credit Facility. Also, upon the closing of the Senior Notes (as defined in Note 6 — Senior Notes, Net) on October 7, 2021, the Company used a portion of the proceeds to repay all outstanding borrowings under the Credit Facility at the time. The Company also amended the Credit Facility on April 17, 2023, which transitioned borrowings under the Credit Facility from LIBOR to SOFR. The aggregate total commitments after the amendment and restatement of the Credit Facility were increased from $540.0 million to $815.0 million including a $50.0 million sublimit for letters of credit and a $55.0 million sublimit for swingline loans. The Credit Facility includes an uncommitted “accordion feature” permitting the Company, subject to certain exceptions, to increase the commitments under the Credit Facility by up to an additional $435.0 million, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Credit Facility matures on April 1, 2026 but the Company reserves its right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs.
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
As of June 30, 2023, the Company had a total borrowing capacity under the Credit Facility of $646.3 million based on the value of the borrowing base under the Credit Facility, and of this amount, $604.0 million was outstanding under the Credit Facility as of June 30, 2023 and $42.3 million remained available for future borrowings.
The Credit Facility currently requires payments of interest only prior to maturity. Borrowings under the Credit Facility bear interest at either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.45%, or (ii) SOFR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on the Company’s consolidated leverage ratio. In addition, (i) if the Company or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of the Company or the OP, and (ii) the “floor” on SOFR is 0%.
As of June 30, 2023, the Company elected to use SOFR for all of its borrowings under the Credit Facility, and as of December 31, 2022 the Company had elected to use LIBOR for all of its borrowings under the Credit Facility. The weighted-average interest rate under the Credit Facility was 7.20% and 6.51%, respectively.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
As of June 30, 2023, the Company was in compliance with the operating and financial covenants under the Credit Facility.
In connection with the REIT Merger, GNL is required to fully repay the outstanding balance of the Credit Facility (see Note 1 — Organization – Proposed Merger and Internalization – The Company’s Loan and Financing Agreements for additional information.
LIBOR Transition
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On March 5, 2021, the Financial Conduct Authority confirmed a partial extension of this deadline, announcing that it will cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021. The remaining USD LIBOR settings were published through June 30, 2023. In addition, the value of debt or derivative instruments tied to LIBOR were impacted as LIBOR was limited and discontinued, and contracts were transitioned to a new alternative rate. During the three months ended June 30, 2023, the Company transitioned all of its borrowings under the Credit Facility from LIBOR to SOFR. As of June 30, 2023, the Company had no LIBOR-based contracts.
Note 6 — Senior Notes, Net
On October 7, 2021, the Company and the OP issued $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “Senior Notes”). The Company, the OP and their subsidiaries that guarantee the Senior Notes entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee. As of June 30, 2023 and December 31, 2022, the carrying value of the Senior Notes on the Company’s consolidated balance sheets totaled $493.0 million and $492.3 million, respectively, which is net of $7.0 million and $7.7 million of deferred financing costs, respectively.
The Senior Notes, which were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.500% per year. Interest on the Senior Notes, which began to accrue on October 7, 2021, is payable semi-annually in arrears on March 30 and September 30 of each year. The Senior Notes do not require any principal payments prior to maturity.
As of June 30, 2023, the Company was in compliance with the covenants under the Indenture governing the Senior Notes.
In connection with the REIT Merger, GNL is required to assume all of the Company’s outstanding Senior Notes under the indenture at the closing of the REIT Merger (see Note 1 — Organization – Proposed Merger and Internalization – The Company’s Loan and Financing Agreements for additional information).
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2023 and 2022.
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
The Company’s derivative instruments are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2023, the Company does not have any derivatives, but would assess the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions if it had any.
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
The Company has had impaired real estate investments classified as held for sale (see Note 3 — Real Estate Investments for additional information on impairment charges recorded by the Company). However, there were no impaired real estate investments held for sale as of June 30, 2023 and December 31, 2022. The carrying value of impaired real estate investments held for sale on the consolidated balance sheets represents their estimated fair value less cost to sell. Impaired real estate investments held for sale are generally classified in Level 3 of the fair value hierarchy.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

		June 30, 2023		December 31, 2022
(In thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Gross mortgage notes payable and mortgage premiums and discounts, net (1)	3	$1,580,897	$1,418,266	$1,841,705	$1,648,505
Senior Notes	2	$500,000	$385,000	$500,000	$376,250
Credit Facility	3	$604,000	$601,988	$458,000	$456,635
The financial instruments noted above had lower fair values as compared to their respective carrying values as of June 30, 2023 and December 31, 2022 primarily because of increasing interest rates and widening credit spreads since the origination of the financial instruments.
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
Total Equity
Common Stock
As of both June 30, 2023 and December 31, 2022, the Company had 134.5 million and 134.2 million shares, of Class A common stock outstanding including restricted shares of Class A common stock (“restricted shares”) and excluding LTIP Units. LTIP Units may ultimately be convertible into shares of Class A common stock in the future if certain conditions are met.
In connection with the REIT Merger, each issued and outstanding share of the Company’s Class A common stock will be converted into the right to receive 0.670 shares of validly issued, fully paid and nonassessable shares of GNL’s Common Stock. Following the REIT Merger, all shares of the Company’s Class A common stock will no longer be outstanding and will automatically be cancelled and cease to exist. Holders of these securities will cease to have any rights with respect thereto, except for the right to receive the consideration and any dividends as provided in the REIT Merger Agreement.
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
June 30, 2023
(Unaudited)
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
Shares issued pursuant to the DRIP are recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period dividends are declared. During the three months ended June 30, 2023 and 2022, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not acquired directly from the Company.
ATM Program — Class A Common Stock
In May 2019, the Company established an “at the market” equity offering program for its Class A common stock (the “Class A Common Stock ATM Program”), which was last updated in August 2022, pursuant to which the Company may from time to time, offer, issue and sell to the public up to $450.0 million in shares of Class A common stock, through sales agents. As of June 30, 2023, $254.0 million of issuable value remains available under the Class A Common Stock ATM Program.
The Company did not sell any shares of Class A common stock through its Class A Common Stock ATM Program during the three and six months ended June 30, 2023.
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
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which it has classified and designated 12,796,000 as authorized shares of its Series A Preferred Stock, 120,000 as authorized shares of its Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) and 11,536,000 as authorized shares of its Series C Preferred Stock as of June 30, 2023.
•The Company had 7,933,711 shares of its Series A Preferred Stock issued and outstanding as of both June 30, 2023 and December 31, 2022.
•No shares of Series B Preferred Stock were issued or outstanding as of June 30, 2023 or December 31, 2022.
•The Company had 4,595,175 shares of its Series C Preferred Stock issued and outstanding as of both June 30, 2023 and December 31, 2022.
In connection with the REIT Merger, each issued and outstanding share of the Company’s (i) Series A Preferred Stock will automatically be converted into the right to receive from GNL one share of newly created GNL Series D Preferred Stock, and (ii) Series C Preferred Stock will automatically be converted into the right to receive from GNL one share of newly created GNL Series E Preferred Stock. The GNL Series D Preferred Stock and GNL Series E Preferred Stock will have substantially identical powers, preferences, privileges, and rights as the Company’s Series A Preferred Stock and Series C Preferred Stock, respectively. Following the REIT Merger, all shares of the Company’s Series A Preferred Stock and Series C Preferred Stock will no longer be outstanding and will automatically be cancelled and cease to exist. Holders of these securities will cease to have any rights with respect thereto, except for the right to receive the consideration and any dividends as provided in the REIT Merger Agreement.
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
The Company did not sell any shares of its Series A Preferred Stock under the Series A Preferred Stock ATM Program during the three and six months ended June 30, 2023 or 2022.
ATM Program — Series C Preferred Stock

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
The Company did not sell any shares of its Series C Preferred Stock under the Series C Preferred Stock ATM Program during the three and six months ended June 30, 2023. The Company sold 677 shares of Series C Preferred Stock under the Series C Preferred Stock ATM Program during the three and six months ended June 30, 2022, which did not generate material proceeds.
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
Non-Controlling Interest
Non-controlling interests resulted from the issuance of 172,921 OP Units to an external party in conjunction with the Merger with American Realty Capital-Retail Centers of America, Inc. (“RCA”) in February 2017 (the “RCA Merger”) and were originally recognized at fair value as of the effective time of the RCA Merger on February 16, 2017.
In addition, under the 2021 OPP, the OP issued LTIP Units, which are also reflected as part of non-controlling interest. See Note 12 — Equity Based Compensation - Multi-Year Outperformance Agreement for more information regarding the LTIP Units and related accounting.
As of June 30, 2023 and December 31, 2022, non-controlling interest was comprised of the following components:

(In thousands)	June 30, 2023	December 31, 2022
Non-controlling interest attributable to LTIP Units	$27,424	$21,072
Non-controlling interest attributable to Class A Units	1,391	1,565
Total non-controlling interest	$28,815	$22,637

Note 9 — Commitments and Contingencies
Lessee Arrangements - Ground Leases
The Company is a lessee in ground lease agreements for seven of its properties. The ground leases have lease durations, including assumed renewals, ranging from 14.5 years to 32.2 years as of June 30, 2023. The classification of these leases were grandfathered in by adoption of ASU 842, whereby they will continue to be classified as operating leases unless modified.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023, the Company’s balance sheet includes operating lease right-of-use assets and operating lease liabilities of $17.6 million and $19.1 million, respectively. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the initial adoption of the new lease guidance in 2019, as well as for new operating leases entered into after adoption, the Company estimated an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. The Company did not enter into any additional ground leases during the six months ended June 30, 2023.
The Company’s operating ground leases have a weighted-average remaining lease term, including assumed renewals, of 25.6 years and a weighted-average discount rate of 7.5% as of June 30, 2023. For the three and six months ended June 30, 2023, the Company paid cash of $0.4 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2022, the Company paid cash of $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.5 million and $0.9 million, respectively.
The lease expense is recorded on a straight-line basis in property operating expenses in the consolidated statements of operations.
The following table reflects the base cash rental payments due from the Company as of June 30, 2023:

(In thousands)	Future Base Rent Payments
2023 (remainder)	$844
2024	1,560
2025	1,598
2026	1,628
2027	1,647
Thereafter	41,083
Total lease payments	48,360
Less: Effects of discounting	(29,272)
Total present value of lease payments	$19,088
Litigation and Regulatory Matters
RCA Merger Litigation
On October 26, 2018, Terry Hibbard, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, both individuals who previously served as the Company’s chief executive officer and chair of the board of directors (the “Former Chairmen”), the Company’s chief financial officer at the time of the RCA Merger in 2017 and each of the Company’s directors immediately prior to the RCA Merger (the “Hibbard Action”). All of the directors immediately prior to the RCA Merger, except for David Gong, served as directors of the Company. The complaint alleged that the registration statement pursuant to which RCA shareholders acquired shares of the Company during the RCA Merger contained materially incomplete and misleading information. The complaint asserted violations of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company’s chief financial officer at the time of the RCA Merger and each of the Company’s directors immediately prior to the RCA Merger, violations of Section 12(a)(2) of the Securities Act against the Company and the Company’s current chief executive officer, president and chair of the board of directors, and control person liability against the Advisor, AR Global and the Former Chairmen under Section 15 of the Securities Act. The complaint sought unspecified damages and rescission of the Company’s sale of stock pursuant to the registration statement.
On March 6, 2019, Susan Bracken, Michael P. Miller and Jamie Beckett, purported stockholders of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, on behalf of themselves and others who purchased shares of common stock through the Company’s then effective distribution reinvestment plan, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the RCA Merger and each of the Company’s directors immediately prior to the RCA Merger. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
On April 30, 2019, Lynda Callaway, a purported stockholder of the Company, filed a putative class action complaint in New York State Supreme Court, New York County, against the Company, AR Global, the Advisor, the Former Chairmen, the Company’s chief financial officer at the time of the RCA Merger and each of the Company’s directors immediately prior to the RCA Merger. The allegations, causes of action and remedies sought were similar to those in the Hibbard Action.
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
During the six months ended June 30, 2023, the Company incurred $0.1 million in litigation costs related to the above matters. No such amounts were incurred in the three months ended June 30, 2023 nor the three and six months ended June 30, 2022. A portion of these litigation costs were subject to a claim for reimbursement under the insurance policies maintained by the Company (the “Policies”). There were no such reimbursements recorded during the three and six months ended June 30, 2023 or 2022. The Policies were subject to other claims that had priority over the Company’s claim for reimbursement, and have been exhausted.
Blackwells Litigation
On December 19, 2022, the Company filed a complaint against Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore (together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells’ proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”), captioned Global Net Lease, Inc. v. Blackwells Capital LLC, et al., No. 1:22-cv-10702 (Dec. 19, 2022), in the United States District Court for the Southern District of New York. The complaint alleged that the Blackwells/Related Parties violated section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting or misstating material information in materials filed by the Blackwells/Related Parties. The complaint sought, among other things, to (i) declare that the proxy materials filed by Blackwells violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) order the Blackwells/Related Parties to publicly correct their material misstatements or omissions, (iii) enjoin the Blackwells/Related Parties from publishing any soliciting materials until each of them filed corrective statements to address the material misstatements or omissions, and (iv) preliminarily and permanently enjoin the Blackwells/Related Parties from committing any further violations of federal securities law.
In addition, on December 19, 2022, Blackwells Onshore filed a complaint against the Company and another defendant captioned Blackwells Onshore I LLC v. Global Net Lease, Inc., et al., No. 24C22005195, in the Circuit Court of Maryland for Baltimore City. The complaint alleged that the Company committed a breach of contract and violated its duties under Maryland law by rejecting the purported nomination of two persons to the Company’s board proposed by Blackwells and various proposals which Blackwells sought to have considered at the Company’s 2023 annual meeting of stockholders. The complaint sought, among other things, (i) to enjoin the Company from interpreting its bylaws in a fashion that would preclude Blackwells from nominating two candidates for election to the Company’s board, (ii) to declare that the Company’s bylaws do not preclude Blackwells’ nominees or business proposals, (iii) to declare the previously announced Second Amendment to the Company’s bylaws void and unenforceable, (iv) to enjoin the Company from taking any steps to reject the nominations made by Blackwells and require the Company to count votes cast in favor of any of the persons nominated by Blackwells, and (v) unspecified damages for purported breach of the bylaws.
On June 4, 2023, the Company and GNL entered into a Cooperation Agreement and Release with the Blackwells/Related Parties (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement: (i) all litigation pending in Maryland state court and in federal court in the Southern District of New York, including the appeal of certain decisions in the U.S. Court of Appeals for the Second Circuit, between the parties was dismissed with prejudice and the parties are prohibited from

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
initiating any future claims except to enforce the terms of the Cooperation Agreement; (ii) all demands made by the Blackwells/Related Parties for investigations by the board of directors of the Company (the “Board”) and the board of directors of GNL were withdrawn, as were any requests for books and records of the Company; (iii) the proxy contest initiated by the Blackwells/Related Parties including the nomination of a dissident slate of directors and various advisory proposals for stockholder consideration at the Company’s 2023 annual meeting of stockholders were terminated or withdrawn; (iv) the Blackwells/Related Parties are prohibited from (a) selling any of the shares of Common Stock prior to completion or earlier termination of the REIT Merger and the Internalization Merger and then generally may only sell their shares in open market transactions subject to further limits; (b) engaging in, or acting in concert with any third party in connection with, among other things, any proxy contest or solicitation in opposition to any matter not recommended by the Board, any other activist campaign or unsolicited takeover bids between signing of the Cooperation Agreement until June 4, 2033 otherwise referred to as the “Standstill Period;” (v) the Blackwells/Related Parties agreed to appear in person or by proxy at the Company’s 2023 annual meeting of stockholders and each subsequent annual meeting during the Standstill Period and any special meeting of the Company’s stockholders regarding the appointment, election or removal of directors, the REIT Merger and the Internalization Merger and to vote at such meeting in accordance with the recommendation of the Board with respect to any proposal at those meetings; and (vi) the Blackwells/Related Parties agreed to issue, at the time of the filing by the Company and GNL of the joint proxy statement/prospectus relating to the REIT Merger and Internalization Merger (the “Joint Proxy Statement/Prospectus”), a press release announcing their support of each transaction. In the event that the Blackwells/Related Parties fail to fulfil their obligations under clause (v), they will grant an irrevocable proxy to the benefit of the Company to vote at the Company’s 2023 annual meeting of stockholders and any meeting called by the Company to vote on the REIT Merger and Internalization Merger.
Additionally, the Company agreed to reimburse one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation described herein and the Cooperation Agreement.
GNL was responsible for reimbursing the other half of these expenses. As a result, the Company reimbursed Blackwells $8.8 million of expenses in June 2023, which is recorded in settlement costs in the consolidated statements of operations for the three and six months ended June 30, 2023.
Litigation Related to the Proposed Transactions
On July 26, 2023, Elaine Wang, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York against the Company and each of the Company’s directors (the “Wang Action”). The complaint alleges that the registration statement in connection with the Proposed Transactions, which was filed on Form S-4 with the SEC on July 6, 2023 (as amended on July 17, 2023 and declared effective by the SEC on July 18, 2023), was materially incomplete and misleading. The complaint asserts violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s directors. The complaint seeks to enjoin defendants from consummating the REIT Merger unless the allegedly omitted material information is disclosed, rescission of the REIT Merger Agreement and unspecified damages, including attorneys’ fees. The Company and its directors believe these claims are without merit and intend to vigorously defend against them.
Other Litigation
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. As of June 30, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.
Note 10 — Related Party Transactions and Arrangements
Fees and Participations Incurred in Connection with the Operations of the Company
Summary of Advisory Agreement

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The initial term of the Advisory Agreement expires on April 29, 2035. This term is automatically renewed for successive 20-year terms upon expiration unless the Advisory Agreement is terminated (1) in accordance with an Internalization (as defined below), (2) by the Company or the Advisor with cause, without penalty, with 60 days’ notice, (3) by the Advisor for (a) a failure to obtain a satisfactory agreement for any successor to the Company to assume and agree to perform obligations under the Advisory Agreement or (b) any material breach of the Advisory Agreement of any nature whatsoever by the Company, or (4) by the Advisor in connection with a change of control of the Company. Upon the termination of the Advisory Agreement, the Advisor will be entitled to receive from the Company all amounts due to the Advisor, as well as the then-present fair market value of the Advisor’s interest in the Company. Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the combined company immediately following consummation of the REIT Merger, including by terminating the Advisory Agreement. For additional information, see Note 1 — Organization - Proposed Merger and Internalization - The Internalization Merger.
The Advisory Agreement grants the Company the right to internalize the services provided under the Advisory Agreement (“Internalization”) and to terminate the Advisory Agreement pursuant to a notice received by the Advisor as long as (i) more than 67% of the Company’s independent directors have approved the Internalization; and (ii) the Company pays the Advisor an Internalization fee equal to (1) $15.0 million plus (2) either (x) if the Internalization occurs on or before December 31, 2028, the Subject Fees (as defined below) multiplied by 4.5 or (y) if the Internalization occurs on or after January 1, 2029, the Subject Fees multiplied by 3.5 plus (3) 1.0% multiplied by (x) the purchase price of properties or other investments acquired after the end of the fiscal quarter in which the notice of Internalization is received by the Advisor and prior to the Internalization and (y) without duplication, the cumulative net proceeds of any equity raised by the Company during the period following the end of the fiscal quarter in which notice is received and the Internalization. The “Subject Fees” are equal to (i) the product of four multiplied by the sum of (A) the actual base management fee (including both the fixed and variable portion thereof) plus (B) the actual variable management fee, in each of clauses (A) and (B), payable for the fiscal quarter in which the notice of Internalization is received by the Advisor, plus, (ii) without duplication, the annual increase in the base management fee resulting from the cumulative net proceeds of any equity raised in respect of the fiscal quarter in which the notice of Internalization is received by the Advisor. Up to 10% of the Internalization fee may be payable in shares of Class A common stock subject to certain conditions. As noted herein, the Company has entered into the Internalization Merger Agreement, which, if completed, will result in the internalization of the Combined Company. See Note 1 — Organization - Proposed Merger and Internalization - The Internalization Merger for additional details. If the Internalization Merger Agreement is not completed or is terminated, the Company will continue to have the rights to an internalization described herein.
In-Sourced Expenses
The Advisor is reimbursed for costs it incurs in providing investment-related services, or “in-sourced expenses.” These in-sourced expenses may not exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company has paid and may continue to pay third party acquisition expenses. The aggregate amount of acquisition expenses, including in-sourced expenses, may not exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments and this threshold has not been exceeded through June 30, 2023.
The Company did not incur any acquisition expenses and related cost reimbursements for the three and six months ended June 30, 2023 and incurred $0.2 million and $0.4 million of acquisition expenses and related cost reimbursements for the three and six months ended June 30, 2022, respectively.
Asset Management Fees and Incentive Management Fees
The Company pays the Advisor a base management fee, which includes a fixed and variable portion, and, if certain performance thresholds are met, an incentive variable management fee. Under the Advisory Agreement, the fixed portion of the base management fee is $24.0 million annually. If the Company acquires (whether by merger, consolidation or otherwise) any other REIT, that is advised by an entity that is wholly-owned, directly or indirectly, by AR Global, other than any joint venture, (a “Specified Transaction”), the fixed portion of the base management fee will be increased by an amount equal to the consideration paid for the acquired company’s equity multiplied by 0.0031 for the first year following the Specified Transaction, 0.0047 for the second year and 0.0062 thereafter. The variable portion of the base management fee is a monthly fee equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity raised by the Company and its subsidiaries from and after the initial effective date of the Advisory Agreement on February 16, 2017. Base management fees, including the variable portion, are included in asset management fees to related party on the consolidated statements of operations. The Company incurred $8.0 million and $15.9 million during the three and six months ended June 30, 2023, respectively, and $8.3

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
million and $16.1 million for the three and six months ended June 30, 2022., respectively, in asset management fees (including both the fixed and variable portions) and incentive management fees.
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
Core Earnings is defined as, for the applicable period, net income or loss computed in accordance with GAAP excluding non-cash equity compensation expense, the incentive management fee, acquisition and transaction related fees and expenses, financing related fees and expenses, depreciation and amortization, realized gains and losses on the sale of assets, any unrealized gains or losses or other non-cash items recorded in net income or loss for the applicable period, regardless of whether such items are included in other comprehensive loss, or in net income, one-time events pursuant to changes in GAAP and certain non-cash charges, impairment losses on real estate related investments and other than temporary impairments of securities, amortization of deferred financing costs, amortization of tenant inducements, amortization of straight-line rent, amortization of market lease intangibles, provision for loss loans, and other non-recurring revenue and expenses (in each case after discussions between the Advisor and the independent directors and the approval of a majority of the independent directors). The incentive management fee is payable to the Advisor or its assignees in cash or shares, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor and the value of any share to be determined by the Advisor acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. The Company did not incur any incentive management fees for the three and six months ended June 30, 2023. The Company incurred $0.4 million of incentive management fees in the three and six months ended June 30, 2022.
In June 2023, the Board approved a prepayment to the Advisor of the July 2023 asset management fees totaling $2.7 million (including both the fixed and variable portions), which was paid on June 29, 2023. The amount of this prepayment is presented within prepaid expenses and other assets on the Company’s consolidated balance sheet as of June 30, 2023.
Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the Combined Company immediately following consummation of the REIT Merger, including by terminating the Company’s existing agreements with the Advisor and discontinuing the fees paid by the Company to the Advisor described herein. For additional information, see Note 1 — Organization – Proposed Merger and Internalization – The Internalization Merger.
Property Management Fees
The Company has a property management agreement (the “Multi-Tenant Property Management Agreement”), a leasing agreement (the “Multi-Tenant Leasing Agreement”) and a net lease property management and leasing agreement (the “Net Lease Property Management Agreement”) with the Property Manager. The Multi-Tenant Property Management Agreement, the Multi-Tenant Leasing Agreement and the Net Lease Property Management Agreement each became effective on February 16, 2017. In connection with the Net Lease Mortgage Notes, the Issuers have entered into the Property Management and Servicing Agreement (as amended from time to time, the “ABS Property Management Agreement”), with the Property Manager, KeyBank National Association (“KeyBank”), as back-up property manager, and Citibank, N.A. as indenture trustee. Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of the combined company immediately following consummation of the REIT Merger, including by terminating the Company’s existing agreements with the Property Manager and discontinuing the fees paid by the Company to the Property Manager described herein. For additional information, see Note 1 — Organization – Proposed Merger and Internalization – The Internalization Merger..
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
June 30, 2023
(Unaudited)
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
These reimbursements are included as part of professional fees and other reimbursements in the table below and in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company incurred $3.8 million and $7.4 million , respectively, (which includes $1.1 million and $2.0 million, respectively, of compensation and overhead costs related to the Multi-Tenant Property Management Agreement which is not subject to the Capped Reimbursement Amount under the Advisory Agreement, discussed below) of reimbursement expenses to the Advisor for providing administrative services. For the three and six months ended June 30, 2022, these amounts were $3.9 million and $6.7 million, respectively, (which includes $0.8 million and $1.3 million, respectively, of compensation and overhead costs related to the Multi-Tenant Property Management Agreement which is not subject to the Capped Reimbursement Amount under the Advisory Agreement, discussed below).
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Both the Fixed Component and the Variable Component increase by an annual cost of living adjustment equal to the greater of (x) 3.0% and (y) the CPI (as defined in the Advisory Agreement) for the prior year ended December 31. Initially, for the year ended December 31, 2019: (a) the annual Fixed Component was equal to $7.0 million; and (b) the Variable Component was equal to: (i) the sum of the total real estate investments, at cost as recorded on the balance sheet dated as of the last day of each fiscal quarter (the “Real Estate Cost”) in the year divided by four, which amount is then (ii) multiplied by 0.20%. As of June 30, 2023 and December 31, 2022, the annual Fixed Component was $8.1 million and $7.7 million, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepayment/Receivable) as of
(In thousands)	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Non-recurring fees and reimbursements:
Acquisition cost reimbursements (1)	$—	$167	$—	$371	$—	$9
Ongoing fees:
Asset management fees to related party (2)	7,972	8,296	15,928	16,122	(2,651)	—
Property management and leasing fees (3)	4,016	2,942	8,530	4,924	497	1,302
Professional fees and other reimbursements (4)	4,288	4,367	8,407	7,662	404	527
Total related party operating fees and reimbursements	$16,276	$15,772	$32,865	$29,079	$(1,750)	$1,838
______
(1)Amounts included in acquisition and transaction related expenses in the consolidated statements of operations.
(2)The three and six months ended June 30, 2022 included $0.4 million of incentive management fees. No incentive management fees were incurred in the three and six months ended June 30, 2023.
(3)Amounts included in property operating expenses in the consolidated statements of operations, with the exception of approximately $0.9 million and $2.5 million of leasing fees incurred in the three and six months ended June 30, 2023, respectively, and approximately $0.4 million and $0.8 million in the three and six months ended June 30, 2022, respectively, which were capitalized and are included in deferred costs, net in the consolidated balance sheets. A portion of leasing fees are ultimately paid to a third party. Property management fees increased significantly throughout the year ended December 31, 2022, related to fees on the CIM Portfolio Acquisition for each property acquired.
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
Upon the Internalization, the Company will no longer be receiving these essential services from the Advisor (see Note 1 — Organization – Proposed Merger and Internalization – The Internalization Merger for additional information).

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
The 2018 Equity Plan succeeded and replaced the existing employee and director restricted share plan (the “RSP”). Following the effectiveness of the 2018 Equity Plan at the Listing, no further awards were issued under the RSP; provided, however, that any outstanding awards under the RSP, such as unvested restricted shares held by the Company’s independent directors, remained outstanding in accordance with their terms and the terms of the RSP until all those awards are vested, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The Company accounts for forfeitures when they occur. The 2018 Equity Plan permits awards of restricted shares, restricted stock units (“RSUs”), options, stock appreciation rights, stock awards, LTIP Units and other equity awards. The 2018 Equity Plan has a term of 10 years, expiring on July 19, 2028. Identical to the RSP, the number of shares of the Company’s capital stock available for awards under the 2018 Equity Plan, in the aggregate, is equal to 10.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Shares subject to awards under the Individual Plan reduce the number of shares available for awards under the Advisor Plan on a one-for-one basis and vice versa. If any awards granted under the 2018 Equity Plan are forfeited for any reason, the number of forfeited shares is again available for purposes of granting awards under the 2018 Equity Plan.
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
In addition to grants to the Company’s directors, the Company has granted restricted shares to employees of the Advisor or its affiliates who are involved in providing services to the Company, including the Company’s chief financial officer, and certain consultants to the Company and the Advisor or its affiliates. No awards may be made to anyone who is also a partner, member or equity owner of the parent of the Advisor. During the three and six months ended June 30, 2023, the Company granted 50,220 shares to the members of the board of directors and 294,105 shares to employees of the Advisor or its affiliates.
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
For a discussion of the impact of the Proposed Transaction on the treatment of restricted shares granted by the Company, see Note 1 — Organization – Proposed Merger and Internalization – Restricted Shares and LTIP Units.
The following table reflects the activity of restricted shares for the six months ended June 30, 2023:

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	Number of Shares of Common Stock	Weighted-Average Grant Price
Unvested, December 31, 2022	508,677	$7.93
Granted	344,325	6.74
Vested	(148,845)	8.41
Forfeited	(1,269)	8.84
Unvested, June 30, 2023	702,888	$7.24
As of June 30, 2023, the Company had $3.9 million of unrecognized compensation cost related to unvested restricted share awards granted, which is expected to be recognized over a weighted-average period of 3.3 years.
The fair value of restricted shares are expensed in accordance with the service period required. Compensation expense related to restricted shares is included in equity-based compensation on the accompanying consolidated statements of operations. Compensation expense related to restricted shares was approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2022.
Restricted Stock Units
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents which are subject to the same vesting conditions and other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of common stock. The Company has not granted any RSUs, and no unvested RSUs were outstanding for the three and six months ended June 30, 2023 or 2022.
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
Compensation Expense - 2021 OPP
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to the LTIP Units of $3.2 million, and for the six months ended June 30, 2023 and 2022 the Company recorded equity-based compensation expense related to the LTIP Units of $6.4 million. These expenses are recorded in equity-based compensation in the unaudited consolidated statements of operations. As of June 30, 2023, the Company had $13.4 million of unrecognized compensation expense related to the LTIP Units awarded under the 2021 OPP which is expected to be recognized over a period of 1.1 years.
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
June 30, 2023
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
The Company paid distributions on LTIP Units of $0.2 million for both the three months ended June 30, 2023 and 2022, and the Company paid distributions on LTIP Units of $0.4 million for both the six months ended June 30, 2023 and 2022. These amounts are recorded in the Company’s consolidated statements of changes in equity.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
In connection with the Internalization Merger Agreement, if consummated, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned. See Note 1 — Organization – Proposed Merger and Internalization – Restricted Shares and LTIP Units for further details.
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
Other Equity-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. If the Company did so, there would be no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2023 and 2022.

Note 13 — Net (Loss) Income Per Share
The following table sets forth the basic and diluted net loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(53,468)	$(56,259)	$(72,225)	$(16,325)
Adjustments to net (loss) income for common share equivalents	(326)	(309)	(652)	(617)
Adjusted net (loss) income attributable to common stockholders	$(53,794)	$(56,568)	$(72,877)	$(16,942)

Weighted-average shares outstanding — Basic	133,800,130	132,629,704	133,758,112	130,646,294
Weighted-average shares outstanding — Diluted	133,800,130	132,629,704	133,758,112	130,646,294
Net (loss) income per share attributable to common stockholders — Basic and Diluted	$(0.40)	$(0.43)	$(0.54)	$(0.13)
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted shares (1)	463,293	579,965	485,232	501,450
Class A Units (2)	172,921	172,921	172,921	172,921
2021 LTIP Units (3)	8,528,885	8,528,885	8,528,885	8,528,885
Total	9,165,099	9,281,771	9,187,038	9,203,256
_______
(1)Weighted-average number of unvested restricted shares outstanding for the periods presented. There were 702,889 and 622,396 unvested restricted shares outstanding as of June 30, 2023 and 2022, respectively.
(2)Weighted-average number of Class A Units outstanding for the periods presented. There were 172,921 Class A Units outstanding as of June 30, 2023 and 2022.
(3)Weighted-average number of 2021 LTIP Units outstanding for the periods presented. There were 8,528,885 2021 LTIP Units outstanding as of June 30, 2023 and 2022. For more information see Note 12 — Equity-Based Compensation.
If dilutive, conditionally issuable shares relating to the 2021 OPP award would be included, as applicable, in the computation of fully diluted earnings per share on a weighted-average basis for the three and six months ended June 30, 2023 and 2022 based on shares that would be issued if the applicable balance sheet date was the end of the measurement period.
No LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2023 because (i) no LTIP Units would have been earned based on the trading price of Class A common stock including any cumulative dividends paid (since inception of the 2021 OPP) at June 30, 2023 or (ii) the Company recorded a net loss attributable to common stockholders for the period, thus any shares conditionally issuable under the LTIP Units would be antidilutive.
Note 14 — Segment Reporting
As of June 30, 2023, the Company concluded it operates in two reportable segments consistent with its current management internal financial reporting purposes: single-tenant properties and multi-tenant properties. The Company evaluates performance and make resource allocations based on its two business segments.
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

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net (loss) income as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to pay distributions.

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following tables reconcile the segment activity to consolidated net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$41,124	$65,576	$106,700	$55,886	$61,043	$116,929
Property operating expense	4,007	21,075	25,082	4,049	23,471	27,520
NOI	$37,117	$44,501	81,618	$51,837	$37,572	89,409
Asset management fees to related parties			(7,972)			(8,296)
Impairments of real estate investments			—			(58,954)
Merger, transaction and other costs			(4,931)			(206)
Equity-based compensation			(3,519)			(3,523)
Settlement costs			(8,800)			—
General and administrative			(14,744)			(8,390)
Depreciation and amortization			(59,466)			(46,573)
Gains on sales of real estate investments			5,471			13,438
Interest expense			(35,945)			(28,329)
Other income			596			944
Net loss attributable to non-controlling interests			61			58
Allocation for preferred stock			(5,837)			(5,837)
Net loss attributable to common stockholders			$(53,468)			$(56,259)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Consolidated	Single-Tenant Properties	Multi-Tenant Properties	Consolidated
Revenue from tenants	$87,289	$133,005	$220,294	$109,169	$102,703	$211,872
Property operating expense	8,457	43,538	51,995	7,974	38,685	46,659
NOI	$78,832	$89,467	168,299	$101,195	$64,018	165,213
Asset management fees to related parties			(15,928)			(16,122)
Impairments of real estate investments			—			(64,896)
Merger, transaction and other costs			(5,496)			(485)
Settlement costs			(8,800)			—
Equity-based compensation			(7,086)			(7,021)
General and administrative			(25,236)			(15,223)
Depreciation and amortization			(113,648)			(84,261)
Gains on sales of real estate investments			17,263			67,007
Interest expense			(70,620)			(52,069)
Other income			623			962
Gain on non-designated derivatives			—			2,250
Net loss (income) attributable to non-controlling interests			78			(6)
Allocation for preferred stock			(11,674)			(11,674)
Net loss attributable to common stockholders			$(72,225)			$(16,325)

THE NECESSITY RETAIL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate, net:
Single-tenant properties	$1,682,118	$1,880,418
Multi-tenant properties	2,400,560	2,442,945
Total investments in real estate, net	4,082,678	4,323,363
Cash and cash equivalents	59,172	70,795
Restricted cash	23,373	17,956
Deferred costs, net	25,050	22,893
Straight-line rent receivable	59,890	66,657
Operating lease right-of-use assets	17,587	17,839
Prepaid expenses and other assets	67,510	66,551
Total assets	$4,335,260	$4,586,054

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023 (1)	2022	2023 (1)	2022
Single-tenant properties	$628	$467	$668	$675
Multi-tenant properties	10,365	1,295	12,898	4,544
Total capital expenditures	$10,993	$1,762	$13,566	$5,219
(1)Excludes $6.4 million of accrued capital expenditures as of December 31, 2022, which was paid in the six months ended June 30, 2023.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there were not any material events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except those stated below:
Mortgage Repayments
Subsequent to June 30, 2023, the Company repaid $1.8 million of outstanding amounts on its Net Lease Mortgage Notes, as well as $2.8 million of amounts outstanding on its Column Financial Mortgage Notes.
Lease Terminations
Subsequent to June 30, 2023, five leases in our multi-tenant segment with Bed Bath & Beyond and its subsidiaries were terminated in bankruptcy proceedings, and 43 leases in our single-tenant segment with Mountain Express were terminated in bankruptcy proceedings.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth under “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, as well as under Part II — Item 1A. “Risk Factors” below.
Overview
We are an externally managed real estate investment trust for U.S. federal income tax purposes (“REIT”) focusing on acquiring and managing a diversified portfolio of primarily necessity-based retail single-tenant and multi-tenant properties in the United States. As of June 30, 2023, we owned 991 properties, comprised of 27.3 million rentable square feet, which were 92.7% leased, including 882 single-tenant net-leased commercial properties (845 of which are retail properties) and 109 multi-tenant retail properties. Based on annualized rental income on a straight-line basis as of June 30, 2023, the total single-tenant properties comprised 45% of our total portfolio and were 66% leased to service retail tenants, and the total multi-tenant properties comprised 55% of our portfolio, and were 42% leased to experiential retail tenants, defined as tenants in the restaurant, discount retail, entertainment, salon/beauty and grocery store sectors, among others.
Substantially all of our business is conducted through our OP and its wholly-owned subsidiaries. Our Advisor manages our day-to-day business with the assistance of our property manager, Necessity Retail Properties, LLC (the “Property Manager”). Our Advisor and our Property Manager are under common control with AR Global Investments, LLC (“AR Global”) and these related parties receive compensation and fees for providing services to us. We also reimburse these entities for certain expenses they incur in providing these services to us.
For our purposes, tenants that are considered “investment grade” include both tenants (or lease guarantors) with actual investment grade ratings or tenants with “implied” investment grade ratings. Implied investment grade may include the actual rating of a tenant’s parent or the guarantor of the parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool which generates an implied rating by measuring an entity’s probability of default. Based on annualized rental income on a straight-line basis as of June 30, 2023, approximately 65.9% of the tenants in our single-tenant portfolio were considered “investment grade” consisting of 45.8% with actual investment grade ratings and 20.1% with implied investment grade ratings, and approximately 36.5% of the anchor tenants in our multi-tenant portfolio were considered “investment grade” consisting of 29.7% with actual investment grade ratings and 6.8% with implied investment grade ratings.
CIM Portfolio Acquisition
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
•The aggregate contract purchase prices above do not include contingent consideration relating to leasing activity at each respective acquired property for a six-month period subsequent to the respective closing dates of each acquired property. During the year ended December 31, 2022, we paid $59.3 million for such contingent consideration with cash on hand. As of December 31, 2022, we had accrued $6.7 million of contingent consideration based on leases executed prior to December 31, 2022. During the six months ended June 30, 2023, we accrued an additional $5.5 million based on leases executed after December 31, 2022. All previously accrued amounts were paid in the six months ended June 30, 2023, and no further contingent consideration is expected to be paid under the terms of the contract.
•During the three months ended June 30, 2023, we accrued an estimate of $4.4 million to settle remaining claims with CIM for contingent consideration and other matters. The claims relate to (i) disputes that had arisen under the purchase and sale agreement, (ii) a related contingent consideration letter agreement for leasing activities and (iii) a related escrow agreement.
Proposed Merger and Internalization
On May 23, 2023, we, our OP, Global Net Lease, Inc., a Maryland corporation (“GNL”), Global Net Lease Operating Partnership, L.P., a Delaware limited partnership (“GNL OP”), Osmosis Sub I, LLC, a Maryland limited liability company and wholly-owned subsidiary of GNL (“REIT Merger Sub”), and Osmosis Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of GNL OP (“OP Merger Sub”), entered into an Agreement and Plan of Merger (the “REIT Merger Agreement”). Subject to the terms and conditions of the REIT Merger Agreement, at the effective time of the merger (the “REIT Merger Effective Time”), we will merge with and into REIT Merger Sub, with REIT Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of GNL (the “REIT Merger”), and OP Merger Sub will merge with and into the OP, with the OP continuing as the surviving entity (the “OP Merger” and, together with the REIT Merger, the “Merger”). We also entered into an agreement to internalize the advisory and property management functions of the combined companies through a series of mergers with the advisors and property managers for each of GNL and our company (the “Internalization Merger”, and, together with the REIT Merger and the OP Merger, the “Proposed Transactions”).The Proposed Transactions are conditional upon one another and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes. The Proposed Transactions are considered a business combination for accounting purposes with GNL as both the legal and accounting acquiror.
As one of the acquirees in a business combination, we have expensed costs related to the Proposed Transaction as incurred. Accordingly, $4.2 million is included in merger, transaction and other costs associated with the Proposed Transaction in the three and six months ended June 30, 2023.
The REIT Merger
At the REIT Merger Effective Time, each issued and outstanding share of our Class A common stock, par value $0.01per share (“Class A Common Stock”) (or fraction thereof), will be converted into the right to receive 0.670 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable shares of GNL’s Common Stock, par value $0.01 per share (“GNL Common Stock”). From and after the REIT Merger Effective Time, all shares of Class A Common Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of Class A Common Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
At the REIT Merger Effective Time, each issued and outstanding share of our 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) and each issued and outstanding share of our

7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), will automatically be converted into the right to receive from GNL one share of newly created 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, and one share of newly created 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, respectively, which will have substantially identical powers, preferences, privileges, and rights as the Series A Preferred Stock and the Series C Preferred Stock, respectively. From and after the REIT Merger Effective Time, all shares of Series A Preferred Stock and Series C Preferred Stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of a share of Series A Preferred Stock and Series C Preferred Stock will cease to have any rights with respect thereto, except for the right to receive the consideration as provided in the REIT Merger Agreement.
Following the REIT Merger Effective Time and prior to the OP Merger, REIT Merger Sub will distribute its general partnership interests in the OP to GNL. GNL, in turn, will contribute its general partnership interest to GNL OP and, in turn, GNL OP will contribute the general partnership interests to a newly formed limited liability company that will be wholly owned by GNL OP (“Newco GP, LLC”). At the effective time of the OP Merger (the “OP Merger Effective Time”), by virtue of the OP Merger and without any further action on the part of GNL OP, (i) Newco GP, LLC will be the sole general partner of the surviving company with respect to the OP Merger; (ii) all the preferred units of the OP (the “RTL OP Preferred Units”) held by REIT Merger Sub immediately after the REIT Merger Effective Time will be cancelled and no payment will be made with respect thereto; (iii) GNL OP will continue as the sole limited partner of the OP; and (iv) each GNL OP Unit held by a limited partner of the OP other than us or any subsidiary of ours issued and outstanding immediately prior to the OP Merger Effective Time will automatically be converted into new GNL OP Units in an amount equal to (x) one (1), multiplied by (y) the Exchange Ratio, and each holder of new GNL OP Units will be admitted as a limited partner of GNL OP in accordance with the terms of the partnership agreement of GNL OP. Immediately after the OP Merger Effective Time, Newco GP, LLC will be the general partner and GNL OP will be the limited partner of the OP.
As part of the REIT Merger, GNL would also issue common shares (adjusted for the Exchange Ratio) for our RSU's and LTIP Units outstanding at the time of the REIT Merger (See further discussion in “Restricted Shares and LTIP Units” below).
Our Loans and Financing Agreements
As required by the REIT Merger Agreement, GNL will assume all our indebtedness and repay all amounts outstanding under our Credit Facility (as defined in Note 5 — Credit Facility). Our indebtedness includes, in particular:
•Our Mortgage Notes Payable: Our mortgage notes payable totaled nearly $1.6 billion in principal amounts, and had a total fair value of $1.4 billion, as of June 30, 2023. These mortgage notes bear fixed annual interest rates between 2.2% and 4.7%, with a weighted average annual interest rate of 3.82% as of June 30, 2023. Our mortgage notes payable mature between September 2023 and May 2031, and we have $96.5 million and $65.2 million of its mortgage notes payable scheduled for repayment for the remainder of 2023 and the year ended December 31, 2024, respectively, as of June 30, 2023. For additional information about our mortgage notes payable and their fair value, see Note 4 — Mortgage Notes Payable, Net and Note 7 — Fair Value Measurements.
•Our Senior Notes: Our Senior Notes (as defined in Note 6 — Senior Notes, Net) were issued at par for an aggregate principal amount of $500.0 million, mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on March 30 and September 30 of each year. Our Senior Notes do not require any principal payments prior to maturity. The fair value of our Senior Notes were $385.0 million as of June 30, 2023 (see Note 7 — Fair Value Measurements for additional information).
•Our Credit Facility: The total amount outstanding under our Credit Facility totaled $604.0 million as of June 30, 2023 and our borrowings thereunder bore interest at weighted-average annual rate of 7.20% as of June 30, 2023.
In addition, prior to the REIT Merger Effective Time, we are required to seek lender consents with respect to the applicable terms of the following agreements: (i) the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of the OP, as borrowers, as amended to date (the “SocGen and UBS Loan Agreement”) and (ii) the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date (the “Column Loan Agreement” and, together with the SocGen and UBS Loan Agreement, the “CMBS”) to the extent required to permit us and the OP to perform their respective obligations pursuant to the REIT Merger Agreement and the Internalization Merger Agreement.
The Internalization Merger
Concurrently with the execution of the REIT Merger Agreement, on May 23, 2023, we entered into a merger agreement for a transaction known as an “Internalization” (the “Internalization Merger Agreement”) with GNL Advisor Merger Sub LLC, a Delaware limited liability company, GNL PM Merger Sub LLC, a Delaware limited liability company, Advisor Merger Sub LLC, a Delaware limited liability company, RTL PM Merger Sub LLC, a Delaware limited liability company, the OP, GNL and GNL OP, on the one hand, and AR Global, Global Net Lease Special Limited Partnership, LLC, a Delaware limited liability company (“GNL SLP”), Necessity Retail Space Limited Partner, LLC, (“RTL SLP”) a Delaware limited company,

Global Net Lease Advisors, LLC, a Delaware limited liability company (“GNL Advisor”), the Advisor, Global Net Lease Properties, LLC, a Delaware limited liability company (“GNL Property Manager”), and the Company’s Property Manager, on the other hand.
Consummation of the transactions contemplated by the Internalization Merger Agreement will result in the internalization of the management of GNL immediately following the consummation of the Proposed Transactions (the “Combined Company”) immediately following consummation of the REIT Merger, including by terminating (i) GNL’s existing arrangement for advisory management services provided by GNL Advisor pursuant to the Fourth Amended and Restated Advisory Agreement, dated as of June 2, 2015, among GNL, GNL OP and GNL Advisor (as amended pursuant to First Amendment, dated as of August 14, 2018, Second Amendment, dated as of November 6, 2018, Third Amendment, dated as of May 6, 2020, and Fourth Amendment, dated as of May 6, 2021, the “GNL Advisory Agreement”), (ii) GNL’s existing arrangement for property management services provided by GNL Property Manager pursuant to the Property Management and Leasing Agreement, dated as of April 20, 2012, by and among GNL, GNL OP and GNL Property Manager (as amended pursuant to First Amendment, dated as of October 27, 2017, Second Amendment, dated as of February 27, 2018, and Third Amendment, dated as of February 27, 2019, the “GNL Property Management Agreement”), (iii) our existing arrangement for advisory management services provided by our Advisor pursuant to the Third Amended and Restated Advisory Agreement, dated as of September 6, 2016, by and among us, our OP and American Finance Advisors LLC (now known as the Advisor) (as amended pursuant to Amendment No. 1, dated as of July 19, 2018, Amendment No. 2, dated as of March 18, 2019, Amendment No. 3, dated as of March 30, 2020, and Amendment No. 4, dated as of January 13, 2021, the “Advisory Agreement”), and (iv) our existing arrangement for property management services provided by our Property Manager pursuant to the Amended and Restated Property Management and Leasing Agreement, dated as of September 6, 2016, by and among us, our OP and American Finance Properties, LLC (now known as the Property Manager) (as amended pursuant to First Amendment, dated as of December 8, 2017, and Second Amendment, dated November 4, 2020, the “Property Management Agreement”). All assets and contracts (including leases) necessary or desirable in the judgment of both GNL and us to conduct our business and the business of GNL and all desired employees will be placed into subsidiaries of AR Global that will be merged with subsidiaries of GNL upon the effective time of the Internalization Merger.
As consideration for the transactions contemplated by the Internalization Merger Agreement, GNL will issue 29,614,825 shares of GNL Common Stock valued in the aggregate at $325.0 million to AR Global (the “Advisor Parent Shares”) and cash in an amount equal to $50.0 million. The number of Advisor Parent Shares issued in respect of the Internalization Merger was valued based on GNL’s five-day volume-weighted average price as of market close on May 11, 2023. We intend to agree, pursuant to the Registration Rights and Stockholder Agreement, to register the Advisor Parent Shares for resale under the Securities Act, pursuant to the terms and conditions (including limitations) thereof. Following the completion of the Internalization Merger, the GNL Advisory Agreement, GNL Property Management Agreement, Advisory Agreement and Property Management Agreement will be terminated.
Restricted Shares and LTIP Units
Except with respect to our restricted shares of Class A common stock (“restricted shares”) granted between the execution of the REIT Merger Agreement and the REIT Merger Effective Time, as of one business day immediately prior to the REIT Merger Effective Time, each restricted share granted to a member of our board of directors under the 2018 Equity Plan that is outstanding as of immediately prior to the REIT Merger Effective Time (whether or not then vested) will automatically become fully vested, and all restrictions with respect thereto will lapse. Each share of Class A Common Stock resulting from the vesting of the restricted shares will be treated the same as other shares of Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time, and will be converted into the right to receive shares of GNL Common Stock based on the Exchange Ratio. After completing our annual meeting of stockholders, each of our independent directors was granted $85,000 of restricted shares as part of their annual grant, with such restricted shares to be subject to one-year vesting. The restricted shares will convert into shares of GNL Common Stock at the REIT Merger Effective Time in the same manner as the unvested restricted shares held by non-directors of us (as described below).
Also as of one business day immediately prior to the REIT Merger Effective Time, all other restricted shares outstanding as of immediately prior to the REIT Merger Effective Time including any restricted shares issued on conversion of LTIP Units will cease to relate to or represent any right to receive Class A Common Stock and will be assumed by GNL and automatically converted, at the REIT Merger Effective Time, into GNL Restricted Stock with respect to a number of shares of GNL Common Stock equal to the product of (x) the number of shares of Class A Common Stock underlying the applicable award of restricted shares as of immediately prior to such conversion, multiplied by (y) the Exchange Ratio, with each such award of restricted shares so converted into GNL Restricted Stock otherwise subject to the same terms and conditions as were applicable to the corresponding award of restricted shares, including any applicable vesting, acceleration, and payment timing provisions, except (i) as expressly adjusted by the REIT Merger Agreement, (ii) all of the outstanding equity or equity-based awards of ours held by Jason Doyle, our Chief Financial Officer, and other key employees of the Advisor or its affiliates (including any incremental grants made to them prior to the REIT Merger Effective Time) will fully vest as of immediately prior to the REIT Merger Effective Time, and (iii) all of the outstanding equity or equity-based awards of ours held by any employee of the Advisor who is not offered employment by GNL on the terms and conditions set forth in the Internalization Merger Agreement will fully vest as of immediately prior to the REIT Merger Effective Time.
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 Advisor Multi-Year Outperformance Award (the “2021 OPP”) to accelerate the timing for determining whether the award is vested and earned. Specifically, as modified, prior to the Internalization Effective Time, the Advisor will distribute a new award of LTIP Units that are outstanding under the terms of the 2021 OPP to RTL SLP. RTL and the OP will modify the LTIP Units so that the award may be converted, upon the election of AR Global, into 8,528,885 of our restricted shares (the “Converted Restricted Shares”). Any restricted shares that are not earned will be forfeited. As modified, upon AR Global’s exercising the election, we will immediately issue RTL SLP the Converted Restricted Shares, subject to an award agreement which is substantially identical to the 2021 OPP, except as modified by the terms of the Internalization Merger Agreement. All conditions regarding vesting and whether the shares are earned, whether based on time or performance, will remain in full effect, except as modified by the Internalization Merger Agreement. Each of the earned LTIP Units will be entitled to a priority catch-up distribution paid in cash at the Internalization Effective Time (the “RTL Catch Up”). If AR Global elects to convert LTIP Units into Converted Restricted Shares, other than with respect to the RTL Catch Up, any dividend or distribution will be paid on the Converted RTL Restricted Shares in accordance with the provisions of the 2021 OPP. All Converted Restricted Shares (or, if not converted, the LTIP Units) will vest and may be earned based on the achievement of performance as calculated on or prior to the closing of the Proposed Transactions and any vested and earned Converted Restricted Shares upon release of restrictions which will occur prior to the REIT Merger Effective Time, will be treated as a share of Class A Common Stock issued and outstanding immediately prior to the REIT Merger Effective Time and will be converted into the right to receive shares of GNL Common Stock based on the Exchange Ratio. Fewer shares than the maximum may be issued based on the measurement provisions in the 2021 OPP, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. It is expected that the LTIP Units (following conversion to shares of Class A Common Stock) will be converted or exchanged into shares of GNL Common Stock at or near closing of the Proposed Transactions.
Impacts of the COVID-19 Pandemic
During the first quarter of 2020, the global COVID-19 pandemic that spread around the world and to every state in the United States commenced. As a result, we experienced delays in rent collections in the second, third and fourth quarters of 2020 and the first quarter of 2021. We did not experience any material delays in the receipt of rental payments during the year ended December 31, 2022 or the six months ended June 30, 2023. We took a proactive approach to achieve mutually agreeable solutions with our tenants and in some cases, in the second, third and fourth quarters of 2020 and throughout 2021, we executed several types of lease amendments. These amendments included deferrals and abatements and also included extensions to the term of the leases. We did not execute any COVID-19-related deferrals or abatements during the year ended December 31, 2022 or the six months ended June 30, 2023. We have substantially collected all amounts of previously deferred rent.
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

Properties
The following table represents certain additional information about the properties we owned at June 30, 2023:

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Dollar General I	Single-Tenant	Apr 2013; May 2013	2	18	4.8	100.0%
Walgreens I	Single-Tenant	Jul 2013	1	10	14.3	100.0%
Dollar General II	Single-Tenant	Jul 2013	2	18	4.9	100.0%
AutoZone I	Single-Tenant	Jul 2013	1	8	4.1	100.0%
Dollar General III	Single-Tenant	Jul 2013	5	46	4.9	100.0%
BSFS I	Single-Tenant	Jul 2013	1	9	0.6	100.0%
Dollar General IV	Single-Tenant	Jul 2013	2	18	5.6	100.0%
Tractor Supply I	Single-Tenant	Aug 2013	1	19	4.4	100.0%
Dollar General V	Single-Tenant	Aug 2013	1	12	4.6	100.0%
Mattress Firm I	Single-Tenant	Aug 2013; Nov 2013; Feb 2014; Mar 2014; Apr 2014	5	24	3.5	100.0%
Family Dollar I	Single-Tenant	Aug 2013	1	8	—	100.0%
Lowe's I	Single-Tenant	Aug 2013	5	671	19.1	100.0%
O'Reilly Auto Parts I	Single-Tenant	Aug 2013	1	11	7.0	100.0%
Food Lion I	Single-Tenant	Aug 2013	1	45	6.3	100.0%
Family Dollar II	Single-Tenant	Aug 2013	1	8	—	—%
Walgreens II	Single-Tenant	Aug 2013	1	14	9.8	100.0%
Dollar General VI	Single-Tenant	Aug 2013	1	9	2.7	100.0%
Dollar General VII	Single-Tenant	Aug 2013	1	9	4.8	100.0%
Family Dollar III	Single-Tenant	Aug 2013	1	8	4.3	100.0%
Chili's I	Single-Tenant	Aug 2013	2	13	2.4	100.0%
CVS I	Single-Tenant	Aug 2013	1	10	2.6	100.0%
Joe's Crab Shack I	Single-Tenant	Aug 2013	1	8	3.8	100.0%
Dollar General VIII	Single-Tenant	Sep 2013	1	9	5.1	100.0%
Tire Kingdom I	Single-Tenant	Sep 2013	1	7	1.8	100.0%
AutoZone II	Single-Tenant	Sep 2013	1	7	9.9	100.0%
Family Dollar IV	Single-Tenant	Sep 2013	1	8	—	100.0%
Fresenius I	Single-Tenant	Sep 2013	1	6	2.0	100.0%
Dollar General IX	Single-Tenant	Sep 2013	1	9	1.8	100.0%
Advance Auto I	Single-Tenant	Sep 2013	1	11	8.1	100.0%
Walgreens III	Single-Tenant	Sep 2013	1	15	2.8	100.0%
Walgreens IV	Single-Tenant	Sep 2013	1	14	1.3	100.0%
CVS II	Single-Tenant	Sep 2013	1	16	13.6	100.0%
Arby's I	Single-Tenant	Sep 2013	1	3	5.0	100.0%
Dollar General X	Single-Tenant	Sep 2013	1	9	4.8	100.0%
AmeriCold I	Single-Tenant	Sep 2013	9	1,407	4.2	100.0%
Home Depot I	Single-Tenant	Sep 2013	2	1,315	3.6	100.0%
New Breed Logistics I	Single-Tenant	Sep 2013	1	390	3.5	100.0%
Truist Bank I	Single-Tenant	Sep 2013	16	86	4.9	94.0%
Circle K I	Single-Tenant	Sep 2013	19	55	5.3	100.0%
Walgreens V	Single-Tenant	Sep 2013	1	14	4.2	100.0%
Walgreens VI	Single-Tenant	Sep 2013	1	15	5.8	100.0%
FedEx Ground I	Single-Tenant	Sep 2013	1	22	4.9	100.0%
Walgreens VII	Single-Tenant	Sep 2013	8	113	6.0	100.0%
O'Charley's I	Single-Tenant	Sep 2013	20	135	8.3	100.0%
Krystal I	Single-Tenant	Sep 2013	5	11	6.2	100.0%
1st Constitution Bancorp I	Single-Tenant	Sep 2013	1	3	0.6	100.0%
Tractor Supply II	Single-Tenant	Oct 2013	1	23	5.3	100.0%
National Tire & Battery II	Single-Tenant	Oct 2013	1	7	8.9	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Tractor Supply III	Single-Tenant	Oct 2013	1	19	4.8	100.0%
Verizon Wireless	Single-Tenant	Oct 2013	1	4	6.3	100.0%
Dollar General XI	Single-Tenant	Oct 2013	1	9	3.8	100.0%
Talecris Plasma Resources I	Single-Tenant	Oct 2013	1	22	4.8	100.0%
Amazon I	Single-Tenant	Oct 2013	1	79	0.1	100.0%
Fresenius II	Single-Tenant	Oct 2013	2	16	4.1	100.0%
Dollar General XII	Single-Tenant	Nov 2013; Jan 2014	2	18	5.5	100.0%
Dollar General XIII	Single-Tenant	Nov 2013	1	9	8.4	100.0%
Advance Auto II	Single-Tenant	Nov 2013	2	14	8.1	100.0%
FedEx Ground II	Single-Tenant	Nov 2013	1	49	5.1	100.0%
Burger King I (3)	Single-Tenant	Nov 2013	41	169	15.0	69.6%
Dollar General XIV	Single-Tenant	Nov 2013	3	27	4.9	100.0%
Dollar General XV	Single-Tenant	Nov 2013	1	9	5.3	100.0%
Dollar General XVI	Single-Tenant	Nov 2013	1	9	2.4	100.0%
Family Dollar V	Single-Tenant	Nov 2013	1	8	4.8	100.0%
CVS III	Single-Tenant	Dec 2013	1	11	0.6	100.0%
Mattress Firm III	Single-Tenant	Dec 2013	1	5	5.0	100.0%
Arby's II	Single-Tenant	Dec 2013	1	4	4.8	100.0%
Family Dollar VI	Single-Tenant	Dec 2013	2	17	2.7	100.0%
SAAB Sensis I	Single-Tenant	Dec 2013	1	91	6.3	100.0%
Citizens Bank I	Single-Tenant	Dec 2013	9	31	7.9	100.0%
Truist Bank II	Single-Tenant	Jan 2014	8	49	5.7	100.0%
Mattress Firm IV	Single-Tenant	Jan 2014	1	5	1.2	100.0%
FedEx Ground IV	Single-Tenant	Jan 2014	1	59	5.0	100.0%
Mattress Firm V	Single-Tenant	Jan 2014	1	6	0.3	100.0%
Family Dollar VII	Single-Tenant	Feb 2014	1	8	1.0	100.0%
Aaron's I	Single-Tenant	Feb 2014	1	8	0.2	100.0%
AutoZone III	Single-Tenant	Feb 2014	1	7	9.8	100.0%
Advance Auto III	Single-Tenant	Feb 2014	1	6	8.5	100.0%
Family Dollar VIII	Single-Tenant	Mar 2014	3	25	3.3	100.0%
Dollar General XVII	Single-Tenant	Mar 2014; May 2014	3	27	4.8	100.0%
Truist Bank III	Single-Tenant	Mar 2014	55	268	6.4	97.7%
Truist Bank IV	Single-Tenant	Mar 2014	6	33	6.5	100.0%
First Horizon Bank	Single-Tenant	Mar 2014	8	40	5.8	100.0%
Draper Aden Associates	Single-Tenant	Mar 2014	1	78	7.5	100.0%
Church of Jesus Christ	Single-Tenant	Mar 2014	1	3	0.3	100.0%
Dollar General XVIII	Single-Tenant	Mar 2014	1	9	4.8	100.0%
Family Dollar IX	Single-Tenant	Apr 2014	1	8	0.8	100.0%
Stop & Shop I	Single-Tenant	May 2014	3	219	3.5	100.0%
Bi-Lo I	Single-Tenant	May 2014	1	56	14.1	100.0%
Dollar General XIX	Single-Tenant	May 2014	1	12	5.2	100.0%
Dollar General XX	Single-Tenant	May 2014	5	49	3.8	100.0%
Dollar General XXI	Single-Tenant	May 2014	1	9	5.2	100.0%
Dollar General XXII	Single-Tenant	May 2014	1	11	3.8	100.0%
FedEx Ground V	Single-Tenant	Feb 2016	1	46	2.1	100.0%
FedEx Ground VI	Single-Tenant	Feb 2016	1	121	2.2	100.0%
FedEx Ground VII	Single-Tenant	Feb 2016	1	42	2.3	100.0%
FedEx Ground VIII	Single-Tenant	Feb 2016	1	79	2.3	100.0%
Liberty Crossing	Multi-Tenant	Feb 2017	1	106	4.1	93.2%
San Pedro Crossing	Multi-Tenant	Feb 2017	1	207	7.0	97.4%
Tiffany Springs MarketCenter	Multi-Tenant	Feb 2017	1	265	3.3	86.6%
The Streets of West Chester	Multi-Tenant	Feb 2017	1	237	7.7	92.1%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Prairie Towne Center	Multi-Tenant	Feb 2017	1	264	6.1	92.5%
Southway Shopping Center	Multi-Tenant	Feb 2017	1	182	4.5	100.0%
Stirling Slidell Centre (8)	Multi-Tenant	Feb 2017	1	208	3.0	56.6%
Northwoods Marketplace	Multi-Tenant	Feb 2017	1	236	4.7	97.8%
Centennial Plaza	Multi-Tenant	Feb 2017	1	234	3.7	100.0%
Northlake Commons	Multi-Tenant	Feb 2017	1	109	3.5	93.3%
Shops at Shelby Crossing	Multi-Tenant	Feb 2017	1	236	4.5	87.7%
Shoppes of West Melbourne (7)	Multi-Tenant	Feb 2017	1	144	5.6	78.2%
The Centrum (8)	Multi-Tenant	Feb 2017	1	274	8.9	86.4%
Shoppes at Wyomissing	Multi-Tenant	Feb 2017	1	103	2.5	58.7%
Southroads Shopping Center	Multi-Tenant	Feb 2017	1	409	4.7	83.3%
Parkside Shopping Center	Multi-Tenant	Feb 2017	1	183	2.8	83.8%
Colonial Landing (7)	Multi-Tenant	Feb 2017	1	264	6.2	95.1%
Township Marketplace	Multi-Tenant	Feb 2017	1	289	4.1	89.9%
Cross Pointe Centre (7)	Multi-Tenant	Feb 2017	1	226	14.5	98.6%
Towne Centre Plaza (7)	Multi-Tenant	Feb 2017	1	94	3.9	100.0%
Village at Quail Springs	Multi-Tenant	Feb 2017	1	100	4.0	100.0%
Pine Ridge Plaza (7)	Multi-Tenant	Feb 2017	1	239	4.1	85.8%
Bison Hollow (7)	Multi-Tenant	Feb 2017	1	135	1.3	100.0%
Jefferson Commons	Multi-Tenant	Feb 2017	1	206	4.0	97.9%
Northpark Center	Multi-Tenant	Feb 2017	1	318	3.8	98.3%
Anderson Station (7)	Multi-Tenant	Feb 2017	1	244	3.9	99.5%
Patton Creek (7)	Multi-Tenant	Feb 2017	1	491	2.4	68.9%
North Lakeland Plaza	Multi-Tenant	Feb 2017	1	171	2.3	97.1%
Riverbend Marketplace	Multi-Tenant	Feb 2017	1	143	2.2	93.1%
Montecito Crossing	Multi-Tenant	Feb 2017	1	180	5.2	81.3%
Best on the Boulevard	Multi-Tenant	Feb 2017	1	205	3.6	94.9%
Shops at RiverGate South	Multi-Tenant	Feb 2017	1	145	3.1	93.4%
Dollar General XXIII	Single-Tenant	Mar 2017; May 2017; Jun 2017	8	71	6.1	100.0%
Jo-Ann Fabrics I	Single-Tenant	Apr 2017	1	18	1.6	100.0%
FedEx Ground IX	Single-Tenant	May 2017	1	54	2.9	100.0%
Chili's II	Single-Tenant	May 2017	1	6	4.3	100.0%
Sonic Drive In I	Single-Tenant	Jun 2017	2	3	9.0	100.0%
Bridgestone HOSEPower I	Single-Tenant	Jun 2017	2	41	6.1	100.0%
Bridgestone HOSEPower II	Single-Tenant	Jul 2017	1	25	6.3	100.0%
FedEx Ground X	Single-Tenant	Jul 2017	1	142	4.0	100.0%
Chili's III	Single-Tenant	Aug 2017	1	6	4.3	100.0%
FedEx Ground XI	Single-Tenant	Sep 2017	1	29	4.0	100.0%
Hardee's I	Single-Tenant	Sep 2017	1	4	—	—%
Tractor Supply IV	Single-Tenant	Oct 2017	2	51	3.4	100.0%
Circle K II	Single-Tenant	Nov 2017	6	20	14.2	100.0%
Sonic Drive In II	Single-Tenant	Nov 2017	20	31	14.4	100.0%
Bridgestone HOSEPower III	Single-Tenant	Dec 2017	1	21	7.0	100.0%
Sonny's BBQ I	Single-Tenant	Jan 2018	3	19	10.6	100.0%
Mountain Express I (6)	Single-Tenant	Jan 2018	9	30	14.6	100.0%
Kum & Go I	Single-Tenant	Feb 2018	1	5	4.9	100.0%
DaVita I	Single-Tenant	Feb 2018	2	13	2.7	100.0%
Imperial I	Single-Tenant	Mar 2018	9	22	17.4	100.0%
Mountain Express II (6)	Single-Tenant	Jun 2018	15	59	14.9	100.0%
Dialysis I	Single-Tenant	Jul 2018	7	65	6.0	100.0%
Children of America I	Single-Tenant	Aug 2018	2	33	10.2	79.7%
Burger King II	Single-Tenant	Aug 2018	1	3	10.2	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Imperial II	Single-Tenant	Aug 2018	9	18	17.4	100.0%
Mountain Express III (6)	Single-Tenant	Sep 2018	14	47	15.1	100.0%
Taco John's	Single-Tenant	Sep 2018	7	15	10.3	100.0%
HIFZA Trading	Single-Tenant	Oct 2018	1	4	17.5	100.0%
DaVita II	Single-Tenant	Oct 2018	1	10	4.2	100.0%
Pizza Hut I	Single-Tenant	Oct 2018	9	23	10.3	100.0%
Little Caesars I	Single-Tenant	Dec 2018	11	19	15.5	100.0%
Caliber Collision I	Single-Tenant	Dec 2018	3	48	8.8	100.0%
Tractor Supply V	Single-Tenant	Dec 2018; Mar 2019	5	97	8.2	100.0%
Fresenius III	Single-Tenant	Jan 2019	6	44	5.9	100.0%
Pizza Hut II	Single-Tenant	Jan 2019	30	86	15.6	100.0%
Mountain Express IV (6)	Single-Tenant	Feb 2019	8	28	15.5	100.0%
Mountain Express V (6)	Single-Tenant	Feb 2019; Mar 2019; Apr 2019	18	96	15.0	100.0%
Fresenius IV	Single-Tenant	Mar 2019	1	9	8.4	100.0%
Mountain Express VI (6)	Single-Tenant	Jun 2019	1	3	15.6	100.0%
IMTAA (4)	Single-Tenant	May 2019; Jan 2020	12	40	14.6	100.0%
Pizza Hut III	Single-Tenant	May 2019; Jun 2019	13	47	15.9	100.0%
Fresenius V	Single-Tenant	Jun 2019	2	19	8.9	100.0%
Fresenius VI	Single-Tenant	Jun 2019	1	10	3.5	100.0%
Fresenius VII	Single-Tenant	Jun 2019	3	59	7.2	50.1%
Caliber Collision II	Single-Tenant	Aug 2019	1	19	5.8	100.0%
Dollar General XXV	Single-Tenant	Sep 2019	5	44	7.5	100.0%
Dollar General XXIV	Single-Tenant	Sep 2019; Oct 2019	9	82	11.1	100.0%
Mister Carwash I	Single-Tenant	Sep 2019	3	13	16.3	100.0%
Checkers I	Single-Tenant	Sep 2019	1	1	16.2	100.0%
DaVita III	Single-Tenant	Sep 2019; Mar 2020	2	20	6.1	100.0%
Dialysis II	Single-Tenant	Sep 2019	50	426	6.1	100.0%
Mister Carwash II	Single-Tenant	Nov 2019	2	8	16.4	100.0%
Advance Auto IV	Single-Tenant	Dec 2019; Jan 2020	14	96	6.0	100.0%
Advance Auto V	Single-Tenant	Dec 2019	11	73	6.9	100.0%
Dollar General XXVI	Single-Tenant	Dec 2019	12	114	8.9	100.0%
Pizza Hut IV	Single-Tenant	Dec 2019; Mar 2020	16	50	16.5	100.0%
American Car Center I (5)	Single-Tenant	Mar 2020	14	163	—	—%
BJ's Wholesale Club	Single-Tenant	Mar 2020	1	110	7.3	100.0%
Mammoth Car Wash	Single-Tenant	Mar 2020	9	56	16.8	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	18	16.8	100.0%
Mammoth Car Wash	Single-Tenant	Apr 2020	1	4	16.8	100.0%
DaVita IV	Single-Tenant	Apr 2020	1	10	8.0	100.0%
GPM	Single-Tenant	Jul. 2020	30	112	12.9	100.0%
IMTAA II (4)	Single-Tenant	Aug 2020; Dec 2020	10	54	14.6	100.0%
Fresenius IX	Single-Tenant	Nov 2020	6	46	7.7	100.0%
Kalma Kaur	Single-Tenant	Dec 2020	10	37	17.5	100.0%
Dialysis III	Single-Tenant	Dec 2020	16	139	4.5	100.0%
National Convenience Distributors	Single-Tenant	Mar 2021	5	385	17.8	100.0%
Advance Auto VI	Single-Tenant	Mar 2021	2	14	4.0	100.0%
Dollar General XXVII	Single-Tenant	May 2021; Sept 2021	17	162	4.6	100.0%
Pick N'Save	Single-Tenant	Jun 2021	1	61	5.5	100.0%
Tidal Wave I	Single-Tenant	Jul 2021	14	54	18.0	100.0%
Imperial Reliance	Single-Tenant	Jul 2021	2	4	18.1	100.0%
Aaron's II	Single-Tenant	Aug 2021	16	139	3.9	100.0%
Heritage I	Single-Tenant	Dec 2021; Jan 2022	6	51	18.5	100.0%
Fidelity I	Single-Tenant	Dec 2021; Sept 2022	7	82	19.4	100.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
BJ's Wholesale Club II	Single-Tenant	Jan 2022	1	68	5.3	100.0%
McCain Plaza (7)	Multi-Tenant	Jan 2022	1	308	3.1	88.4%
Ventura Place (2)	Multi-Tenant	Feb. 2022	1	67	5.3	96.1%
Market at Clifty Crossing (2)	Multi-Tenant	Feb. 2022	1	198	3.8	77.1%
Crosspoint Shopping Center (2) (8) (9)	Multi-Tenant	Feb. 2022	1	170	4.1	91.6%
Melody Mountain (2)	Multi-Tenant	Feb. 2022	1	66	1.5	100.0%
Owensboro Town Center (2)	Multi-Tenant	Feb. 2022	1	165	4.2	90.5%
Plainfield Marketplace (2)	Multi-Tenant	Feb. 2022	1	125	4.1	89.4%
Pecanland Plaza (2)	Multi-Tenant	Feb. 2022	1	112	4.2	98.1%
Mattress Firm & Aspen Dental (2)	Multi-Tenant	Feb. 2022	1	10	1.1	34.9%
Mattress Firm & Five Guys (2)	Multi-Tenant	Feb. 2022	1	8	4.5	100.0%
Shoppes at Stroud (2) (7)	Multi-Tenant	Feb. 2022	1	141	5.0	94.3%
FreshThyme & DSW (2)	Multi-Tenant	Feb. 2022	1	49	2.7	100.0%
Carlisle Crossing (2)	Multi-Tenant	Feb. 2022	1	152	4.7	90.4%
Shippensburg Marketplace (2)	Multi-Tenant	Feb. 2022	1	60	5.1	84.3%
Southwest Plaza (2) (7) (8)	Multi-Tenant	Feb. 2022	1	368	6.1	80.9%
Lord Salisbury Center (2)	Multi-Tenant	Feb. 2022	1	114	4.3	100.0%
Derby Marketplace (2)	Multi-Tenant	Feb. 2022	1	100	5.0	100.0%
Fairlane Green (2)	Multi-Tenant	Feb. 2022	1	95	7.1	52.6%
Shoe Carnival & Buffalo Wild Wings (2)	Multi-Tenant	Feb. 2022	1	15	4.3	100.0%
Tellico Village (2)	Multi-Tenant	Feb. 2022	1	42	4.9	97.2%
Triangle Town Place (2) (7)	Multi-Tenant	Feb. 2022	1	149	3.3	93.9%
Mattress Firm & Panera Bread (2)	Multi-Tenant	Feb. 2022	1	9	4.6	100.0%
Enid Crossing (2)	Multi-Tenant	Feb. 2022	1	48	2.5	100.0%
Dick's PetSmart Center (2)	Multi-Tenant	Feb. 2022	1	52	2.6	100.0%
Rolling Acres (2)	Multi-Tenant	Feb. 2022	1	189	3.2	94.4%
Mattress Firm & Kay Jewelers (2)	Multi-Tenant	Feb. 2022	1	7	2.4	100.0%
Fountain Square (2) (7)	Multi-Tenant	Feb. 2022	1	166	2.4	73.4%
Shops at Abilene (2) (7)	Multi-Tenant	Feb. 2022	1	176	2.4	97.3%
Shoppes of Gary Farms (2) (7)	Multi-Tenant	Feb. 2022	1	100	3.9	71.9%
PetSmart & Old Navy (2)	Multi-Tenant	Feb. 2022	1	29	6.9	100.0%
Crossroads Annex (2)	Multi-Tenant	Feb. 2022	1	41	6.3	100.0%
Crossroads Commons (2) (7)	Multi-Tenant	Feb. 2022	1	47	4.7	100.0%
Sutters Creek (2)	Multi-Tenant	Feb. 2022	1	80	5.7	100.0%
Darien Towne Center (2)	Multi-Tenant	Feb. 2022	1	177	1.1	93.1%
Summerfield Crossing (2)	Multi-Tenant	Feb. 2022	1	114	7.5	100.0%
University Marketplace (2)	Multi-Tenant	Feb. 2022	1	86	4.5	100.0%
The Market at Polaris (2)	Multi-Tenant	Feb. 2022	1	111	4.4	68.4%
Beaver Creek Shopping Center (2)	Multi-Tenant	Feb. 2022	1	284	5.3	88.7%
Wallace Commons (2)	Multi-Tenant	Feb. 2022	1	111	4.5	100.0%
Plaza San Mateo (2) (7)	Multi-Tenant	Feb. 2022	1	63	1.6	96.2%
Turfway Crossing (2) (9)	Multi-Tenant	Feb. 2022	1	100	4.1	95.0%
Nordstrom Rack (2)	Multi-Tenant	Feb. 2022	1	45	7.5	97.7%
Evergreen Marketplace (2)	Multi-Tenant	Feb. 2022	1	50	4.3	100.0%
Lawton Marketplace (2)	Multi-Tenant	Feb. 2022	1	197	6.1	81.1%
Cottonwood Commons (2)	Multi-Tenant	Feb. 2022	1	192	5.3	86.1%
Houma Crossing (2)	Multi-Tenant	Feb. 2022	1	181	6.5	84.0%
Target Center (2)	Multi-Tenant	Feb. 2022	1	84	3.3	43.2%
The Center at Hobbs Brook (2)	Multi-Tenant	Feb. 2022	1	231	3.8	87.4%
Fourth Creek Landing (2)	Multi-Tenant	Feb. 2022	1	68	4.8	100.0%
Lafayette Pavillion (2) (8)	Multi-Tenant	Feb. 2022	1	382	6.6	85.7%
North Lake Square (2)	Multi-Tenant	Feb. 2022	1	140	5.7	99.0%

Portfolio	Segment	Acquisition Date	Number of Properties	Rentable Square Feet (In thousands)	Remaining Lease Term (1)	Percentage Leased
Western Crossing (2)	Multi-Tenant	Feb. 2022	1	68	6.5	100.0%
Almeda Crossing (2)	Multi-Tenant	Mar. 2022	1	223	4.1	88.5%
Boston Commons (2)	Multi-Tenant	Mar. 2022	1	103	4.9	95.5%
Wallace Commons (2)	Single-Tenant	Apr. 2022	1	99	4.3	100.0%
Academy Sports (2)	Single-Tenant	Apr. 2022	1	72	7.6	100.0%
Walgreens (2)	Multi-Tenant	Apr. 2022	1	15	2.9	100.0%
Parkway Centre South (2)	Multi-Tenant	Apr. 2022	1	132	4.1	100.0%
The Marquis (2)	Multi-Tenant	Apr. 2022	1	135	4.6	66.6%
HEB Center (2)	Multi-Tenant	Apr. 2022	1	135	14.4	96.4%
Golf Road Center (2)	Multi-Tenant	Apr. 2022	1	101	8.9	100.0%
Walgreens & KeyBank (2)	Multi-Tenant	Apr. 2022	1	18	10.6	100.0%
Terrell Mill Village (2)	Multi-Tenant	Apr. 2022	1	75	5.7	100.0%
Roosevelt Road Center (2)	Multi-Tenant	Apr. 2022	1	32	11.8	75.8%
Decatur Commons (2)	Multi-Tenant	Apr. 2022	1	126	3.1	87.6%
Stoneridge Village (2)	Multi-Tenant	Apr. 2022	1	72	11.4	100.0%
Albany Square (2)	Multi-Tenant	Apr. 2022	1	118	2.9	77.1%
Coventry Crossing (2)	Multi-Tenant	Apr. 2022	1	21	8.4	100.0%
Springfield Commons (2)	Multi-Tenant	Apr. 2022	1	207	5.3	95.3%
Waterford Park South (2)	Multi-Tenant	Apr. 2022	1	92	4.8	93.4%
The Ridge at Turtle Creek (2)	Multi-Tenant	Apr. 2022	1	99	9.2	100.0%
Tire Kingdom & Starbucks (2)	Multi-Tenant	Apr. 2022	1	7	6.7	100.0%
Walmart Neighborhood Market (2)	Multi-Tenant	Apr. 2022	1	51	8.6	100.0%
Harbor Town Center (2)	Multi-Tenant	Apr. 2022	1	139	3.9	97.8%
East West Commons (2)	Multi-Tenant	Apr. 2022	1	173	4.7	99.4%
Morganton Heights (2)	Multi-Tenant	Apr. 2022	1	285	2.4	96.6%
Poplar Springs (2)	Multi-Tenant	Apr. 2022	1	64	3.9	100.0%
The Plant (2)	Multi-Tenant	May 2022	1	509	7.1	75.5%
Imperial Reliance II	Single-Tenant	May 2022	8	32	18.9	100.0%
McGowin Park (2)	Multi-Tenant	July 2022	1	375	3.0	98.2%
Fidelity II	Single-Tenant	Nov. 2022	2	22	19.4	100.0%
			991	27,338	6.9	92.7%
________
(1)Remaining lease term in years as of June 30, 2023. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)Acquired in the CIM Portfolio Acquisition. See Note 1 — Organization to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
(3)The tenant at these 41 single-tenant properties filed for Chapter 11 bankruptcy protection in January 2023, and 13 of the 41 leases were terminated in bankruptcy proceedings during the six months ended June 30, 2023. We accounted for nine of these leases as terminations as of December 31, 2022 and four of these leases as terminations as of June 30, 2023.
(4)The former tenant at these 22 single-tenant properties reassigned its leases in January 2023 to another tenant in the single-tenant segment.
(5)American Car Center filed for Chapter 7 bankruptcy protection in March 2023, and these 16 leases were terminated in bankruptcy proceedings in April 2023. We accounted for these leases as terminations as of March 31, 2023.
(6)Mountain Express Oil Company filed for Chapter 11 bankruptcy protection in March 2023, and 28 leases were terminated in bankruptcy proceedings, which we accounted for as of June 30, 2023. These 28 leases were reassigned to another tenant in the single-tenant segment. The remaining 43 leases were terminated in bankruptcy proceedings subsequent to June 30, 2023.
(7)Bed Bath & Beyond and their subsidiaries filed for Chapter 11 bankruptcy protection in April 2023, and five leases were terminated in the three months ended June 30, 2023. Bed Bath & Beyond and their subsidiaries had 14 leases at these 12 multi-tenant properties as of June 30, 2023, totaling approximately 384,000 square feet. Subsequent to June 30, 2023, five leases were terminated in bankruptcy proceedings.
(8)David’s Bridal filed for Chapter 11 bankruptcy protection in April 2023, and two leases were terminated in the three months ended June 30, 2023. David’s Bridal had three leases at these three multi-tenant properties as of June 30, 2023, totaling approximately 30,000 square feet.
(9)Christmas Tree Shops filed for Chapter 11 bankruptcy protection in May 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Christmas Tree Shops had two leases at these two multi-tenant properties as of June 30, 2023, totaling 67,000 square feet.

The following table details the classification of our properties by segment:

Segment	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Percentage Leased
		(In thousands)
Single-Tenant	882	10,956	9.3	97.5%
Multi-Tenant	109	16,382	4.9	89.5%
Total	991	27,338	6.9	92.7%
___________
(1)Remaining lease term in years as of June 30, 2023. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated as a weighted-average based on annualized rental income on a straight-line basis.
Leasing Activity
The following table summarizes our leasing activity by segment during the period indicated:

	Three Months Ended June 30, 2023
			(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	28	137,284	$—	$5,966	$—	$—
Lease renewals/amendments (2)	17	248,686	$3,689	$3,357	$—	$—
Lease terminations (3)	34	116,268	$6,990	$—	$—	$—

Multi-Tenant Properties
New leases (2)	26	245,668	$—	$2,955	$1,472	$5.99
Lease renewals/amendments (2)	41	465,094	$6,740	$7,050	$1,026	$2.21
Lease terminations (3)	8	151,047	$1,524	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of June 30, 2023. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the three months ended June 30, 2023, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the three months ended June 30, 2023.
(3)Represents leases that were terminated prior to their contractual lease expiration dates, including leases terminated in bankruptcy proceedings.

	Six Months Ended June 30, 2023
			(In thousands)
Single-Tenant Properties	Number of Leases	Rentable Square Feet	Annualized SLR (1) prior to Lease Execution/Renewal	Annualized SLR (1) after Lease Execution/Renewal	Costs to execute lease	Costs to execute lease per square foot
New leases (2)	28	137,284	$—	$5,966	$—	$—
Lease renewals/amendments (2)	40	351,574	$10,290	$9,686	$—	$—
Lease terminations (3)	50	294,515	$10,788	$—	$—	$—

Multi-Tenant Properties
New leases (2)	52	519,474	$—	$6,994	$3,070	$5.91
Lease renewals/amendments (2)	85	1,187,136	$13,313	$14,455	$2,353	$1.98
Lease terminations (3)	20	218,614	$2,469	$—	$—	$—
______
(1)Annualized rental income on a straight-line basis as of June 30, 2023. Represents the GAAP basis annualized straight-line rent that is recognized over the term on the respective leases, which includes free rent, periodic rent increases, and excludes recoveries.
(2)New leases reflect leases in which a new tenant took possession of the space during the six months ended June 30, 2023, excluding new property acquisitions. Lease renewals/amendments reflect leases in which an existing tenant executed terms to extend the term or change the rental terms of the lease during the six months ended June 30, 2023.
(3)Represents leases that were terminated prior to their contractual lease expiration dates, including leases terminated in bankruptcy proceedings.

Since the CIM Portfolio Acquisition, the amounts we have paid for leasing commissions has increased relative to the period of time before the CIM Acquisition, primarily due to the natural frequency of leasing activity in our multi-tenant properties. Leasing commissions are capitalized within prepaid expenses and other assets on our consolidated balance sheets, and are amortized over the term of the respective lease.

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
Upon the approval and closing of the Proposed Transactions, the Combined Company will no longer pay asset management fees to our Advisor or fees to our Property Manager and we will internalize our management. Although the Combined Company will no longer effectively bear the costs of the various fees, expense reimbursements and equity compensation under the OPP Plan previously paid to our Advisor, our Property Manager, the GNL Advisor and the GNL Property Manager after the Internalization Merger, the Combined Company’s general and administrative expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing ours and GNL’s business and operations. There is no assurance that these expenses will be less than the fees we and GNL currently pay to the Advisor, Property Manager, GNL Advisor and GNL Property Manager for their services. Please see “Risk Factors—Risks Related to the Proposed Transactions—The Combined Company’s net income, FFO and AFFO may decrease in the near term as a result of the Proposed Transactions” below and Note 1 — Organization —Proposed Merger and Internalization to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
In addition to the comparative period-over-period discussion below, please see the Inflation section below (as well as Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022) for additional information on the risks and uncertainties associated with inflation, rising interest rates and labor shortages and costs.

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$
Revenue from tenants	$106,700	$116,929	$(10,229)

Operating expenses:
Asset management fees to related parties	7,972	8,296	(324)
Property operating expenses	25,082	27,520	(2,438)
Impairments of real estate investments	—	58,954	(58,954)
Merger, transaction and other costs	4,931	206	4,725
Settlement costs	8,800	—	8,800
Equity-based compensation	3,519	3,523	(4)
General and administrative	14,744	8,390	6,354
Depreciation and amortization	59,466	46,573	12,893
Total operating expenses	124,514	153,462	(28,948)
Operating loss before gains on sales of real estate investments	(17,814)	(36,533)	18,719
Gains on sales of real estate investments	5,471	13,438	(7,967)
Operating loss	(12,343)	(23,095)	10,752
Other (expense) income:
Interest expense	(35,945)	(28,329)	(7,616)
Other income	596	944	(348)
Total other expense, net	(35,349)	(27,385)	(7,964)
Net loss	(47,692)	(50,480)	2,788
Net loss attributable to non-controlling interests	61	58	3
Allocation for preferred stock	(5,837)	(5,837)	—
Net loss attributable to common stockholders	$(53,468)	$(56,259)	$2,791
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $53.5 million for the three months ended June 30, 2023, as compared to $56.3 million for the three months ended June 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Three Month Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2023, we owned 991 properties. There were 955 properties owned for the entire three months ended June 30, 2023 and 2022 (our “Same Store Properties”) which were 92.8% leased as of June 30, 2023. Since April 1, 2022 and through June 30, 2023, we acquired 36 properties (our “Acquired Properties”) which were 91.9% leased as of June 30, 2023, and disposed of 48 properties (our “Disposed Properties”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, March 31, 2022	939	90	1,029
Acquisition activity during the nine months ended December 31, 2022 (1)	13	23	36
Disposition activity during the nine months ended December 31, 2022 (2)	(17)	(4)	(21)
Number of properties, December 31, 2022	935	109	1,044
Acquisition activity during the six months ended June 30, 2023	—	—	—
Disposition activity during the six months ended June 30, 2023	(53)	—	(53)
Number of properties, June 30, 2023	882	109	991

Number of Same Store Properties	869	89	958
Number of Acquired Properties (3)	13	20	33
Number of Disposed Properties (3)	70	4	74
_______
(1)Acquisition activity during the nine months ended December 31, 2022 includes two single-tenant properties and 23 multi-tenant properties acquired in the CIM Portfolio Acquisition.
(2)Disposition activity during the nine months ended December 31, 2022 includes three multi-tenant properties acquired in the CIM Portfolio Acquisition.
(3)The three multi-tenant properties acquired in the CIM Portfolio Acquisition and disposed in the nine months ended December 31, 2022 have been excluded from Acquired Properties and are included in Disposed Properties.
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the three months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Segment Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$38,101	$45,785	$(7,684)	$996	$468	$528	$2,027	$9,633	$(7,606)	$41,124	$55,886	$(14,762)
Less: Property operating	3,808	3,766	42	86	11	75	113	272	(159)	4,007	4,049	(42)
NOI	$34,293	$42,019	$(7,726)	$910	$457	$453	$1,914	$9,361	$(7,447)	$37,117	$51,837	$(14,720)
______
(1)Our single-tenant segment included 869 Same Store Properties.
(2)Our single-tenant segment included 13 Acquired Properties.
(3)Our single-tenant segment included 70 Disposed Properties.
(4)Our single-tenant segment included 882 total properties.

Revenue from Tenants
Revenue from tenants decreased $14.8 million to $41.1 million for the three months ended June 30, 2023, compared to $55.9 million for the three months ended June 30, 2022. This decrease in revenue from tenants was due to decreases in revenue of $7.6 million from our Disposed Properties and $7.7 million from our Same Store Properties, partially offset by an increase in revenue of $0.5 million from our Acquired Properties.
The decrease in our Same Store Properties revenue was primarily due to $5.5 million of increased reductions of revenue in the three months ended June 30, 2023 as compared to June 30, 2022, mainly related to tenant bankruptcies and $2.2 million of decreased revenue in the three months ended June 30, 2023 from vacant properties which were occupied in the three months ended June 30, 2022.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Property Operating Expenses
Property operating expenses primarily consist of the costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses were each $4.0 million for the three months ended June 30, 2023 and June 30, 2022.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the three months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$51,237	$50,819	$418	$14,604	$6,883	$7,721	$(265)	$3,341	$(3,606)	$65,576	$61,043	$4,533
Less: Property operating	16,741	19,706	(2,965)	4,433	2,095	2,338	(99)	1,670	(1,769)	21,075	23,471	(2,396)
NOI	$34,496	$31,113	$3,383	$10,171	$4,788	$5,383	$(166)	$1,671	$(1,837)	$44,501	$37,572	$6,929
______
(1)Our multi-tenant segment included 89 Same Store Properties.
(2)Our multi-tenant segment included 20 Acquired Properties, excluding three properties recently acquired in the CIM Portfolio Acquisition that were disposed since April 1, 2022.
(3) Our multi-tenant segment included four Disposed Properties, including three properties recently acquired in the CIM Portfolio Acquisition that were disposed since April 1, 2022.
(4)Our multi-tenant segment included 109 total properties.
Revenue from Tenants
Revenue from tenants increased $4.5 million to $65.6 million for the three months ended June 30, 2023, compared to $61.0 million for the three months ended June 30, 2022. This increase in revenue from tenants was due to increases in revenue of $7.7 million from our Acquired Properties and $0.4 million from our Same Store Properties, partially offset by a decrease in revenue of $3.6 million from our Disposed Properties.
The increase in our Same Store Properties revenue was primarily due to the acceleration of below-market lease amortization of $0.8 million due to tenants which terminated their leases in bankruptcy proceedings during the three months ended June 30, 2023, partially offset by less operating expense reimbursement revenue of $0.4 million.
For information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Property Operating Expenses
Property operating expenses primarily consist of costs associated with maintaining our properties including real estate taxes, utilities, and repairs and maintenance. Property operating expenses decreased $2.4 million to $21.1 million for the three months ended June 30, 2023 compared to $23.5 million for the three months ended June 30, 2022. This decrease in property operating expenses was due to decreases of $3.0 million from our Same Store Properties and $1.8 million from our Disposed Properties, partially offset by an increase of $2.3 million from our Acquired Properties.
The decrease in our Same Store Properties property operating expense was primarily due to: (i) $2.1 million of less repairs and maintenance, (ii) $0.5 million of less snow removal expense and (iii) $0.4 million of less other expenses.
Other Results of Operations

Asset Management Fees to Related Parties
Asset management fees paid to related parties decreased $0.3 million to $8.0 million for the three months ended June 30, 2023, compared to $8.3 million for the three months ended June 30, 2022, due to the incentive management fee incurred in the three months ended June 30, 2022 of $0.4 million. No incentive management fees were incurred in the three months ended June 30, 2023.
Impairments of Real Estate Investments
We did not record any impairments of real estate investments for the three months ended June 30, 2023.
We recorded impairments of real estate investments totaling $59.0 million for the three months ended June 30, 2022, $49.6 million of which related to a multi-tenant property located in Minnesota, $5.9 million of which related to five vacant single-tenant properties formerly leased to Truist Bank and $3.5 million of which related to a multi-tenant property acquired in the CIM Portfolio Acquisition.
All of the impaired properties were impaired to adjust the carrying values of the properties to their fair values as determined by their respective purchase and sale agreements if under a contract to be disposed, or their estimated fair values if not under a contract to be disposed. Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairments of real estate investments.
Merger, Transaction and Other Costs
Merger and other transaction costs increased by $4.7 million to $4.9 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022. The increase was primarily due to $4.2 million of costs directly related to the Proposed Transaction incurred during the three months ended June 30, 2023, as well as $0.5 million of prepayment penalties on mortgage note repayments during the three months ended June 30, 2023.
Settlement Costs
Settlement costs incurred in the three months ended June 30, 2023 totaled $8.8 million. No such amounts were incurred in the three months ended June 30, 2022. Settlement costs relate entirely to the Cooperation Agreement with Blackwells in which we agreed to reimburse Blackwells for one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation. See Note 9 — Commitments and Contingencies for additional information.
Equity-Based Compensation
Equity-based compensation was $3.5 million during the three months ended June 30, 2023 and 2022. Equity-based compensation expenses relate to restricted shares of Class A common stock (“restricted shares”) granted to our board of directors and employees of our Advisor or its affiliates who are involved in providing services to us and the units of limited partnership interests in our OP designated as “LTIP Units” (“LTIP Units”) that were granted to our Advisor in 2021 pursuant to the 2021 multi-year outperformance agreement with our Advisor (the “2021 OPP”). For additional information on the impact of the Proposed Transactions on the treatments of our equity-based compensation, see Note 1 — Organization – Proposed Merger and Internalization to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expense increased $6.4 million to $14.7 million for the three months ended June 30, 2023, compared to $8.4 million for the three months ended June 30, 2022. The increase was primarily due to $7.2 million of legal and other costs incurred in the three months ended June 30, 2023 which were attributable to the proxy contest and related litigation with Blackwells described herein. There were no similar costs in the three months ended June 30, 2022. This increase was partially offset by decreased legal expenses of $0.7 million, as well as, $0.1 million of decreased professional expense reimbursements.
We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the Proposed Transactions and related litigation for the foreseeable future in 2023. See Note 9 — Commitments and Contingencies for additional information.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $12.9 million to $59.5 million for the three months ended June 30, 2023, compared to $46.6 million for the three months ended June 30, 2022. Depreciation and amortization expense was impacted by increases of $4.5 million from our Acquired Properties (including, most notably, the CIM Portfolio Acquisition) and $11.2 million from our Same Store Properties, partially offset by a decrease in depreciation and amortization of $2.8 million from our Disposed Properties.

The increase to our Same Store Properties depreciation and amortization was due to $11.2 million of intangible lease asset write-offs as a result of tenant bankruptcies and lease terminations which occurred in the three months ended June 30, 2023.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Gains on Sales of Real Estate Investments
During the three months ended June 30, 2023, we sold 48 properties. These properties sold for an aggregate contract price of $100.8 million, resulting in an aggregate gain on sale of $5.5 million. During the three months ended June 30, 2022, we sold five properties. These properties sold for an aggregate contract price of $30.4 million, resulting in aggregate gains on sale of $13.4 million.
Interest Expense
Interest expense increased $7.6 million to $35.9 million for the three months ended June 30, 2023, compared to $28.3 million for the three months ended June 30, 2022. This increase was mainly due to (i) increased interest expense on our borrowings under the Credit Facility due to (a) increased borrowings on the Credit Facility, which were used primarily to partially fund the CIM Portfolio Acquisition and repay maturing indebtedness therefrom, as well as (b) higher variable rates on these borrowings and (ii) higher interest expense from assumed mortgage debt from the CIM Portfolio Acquisition. We also recorded $0.3 million of additional deferred financing cost amortization in the three months ended June 30, 2023 due to the early repayment of the Bob Evans I mortgage note.
During the three months ended June 30, 2023 and 2022, the average outstanding balances on our mortgage notes payable were $1.6 billion and $1.8 billion, respectively, and the average outstanding balances under our Credit Facility were $593.2 million and $464.4 million, respectively. For the three months ended June 30, 2023 and 2022, the weighted-average interest rates on our mortgage notes payable were 3.83% and 3.82%, respectively, and the weighted-average interest rates on our Credit Facility were 7.10% and 2.69%, respectively.
The increase in the weighted-average interest rate on our Credit Facility during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to increases in interest rates during the year ended December 31, 2022 and the six months ended June 30, 2023. The increase in the weighted-average balance on our Credit Facility was primarily due to draws on the Credit Facility to repay maturing mortgage notes payable during the three months ended June 30, 2023.
As of June 30, 2023 the weighted-average annual interest rate on our Credit Facility was 7.20%. In light of recent increases to variable rates, we expect to experience further increases to our interest expense in future periods when compared to respective prior periods. We expect that these increases will be material.
Other Income
Other income was $0.6 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Other income during the three months ended June 30, 2023 and 2022 were primarily due to the settlement of liens incurred on certain of our properties, in the respective periods, at amounts lower amounts than what were previously accrued for.
Allocation for Preferred Stock
Allocation for preferred stock was $5.8 million for the three months ended June 30, 2023 and 2022. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series C Preferred Stock.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$
Revenue from tenants	$220,294	$211,872	$8,422

Operating expenses:
Asset management fees to related parties	15,928	16,122	(194)
Property operating expenses	51,995	46,659	5,336
Impairments of real estate investments	—	64,896	(64,896)
Merger, transaction and other costs	5,496	485	5,011
Settlement costs	8,800	—	8,800
Equity-based compensation	7,086	7,021	65
General and administrative	25,236	15,223	10,013
Depreciation and amortization	113,648	84,261	29,387
Total operating expenses	228,189	234,667	(6,478)
Operating loss before gains on sales of real estate investments	(7,895)	(22,795)	14,900
Gains on sales of real estate investments	17,263	67,007	(49,744)
Operating income	9,368	44,212	(34,844)
Other (expense) income:
Interest expense	(70,620)	(52,069)	(18,551)
Other income	623	962	(339)
Gain on non-designated derivatives	—	2,250	(2,250)
Total other expense, net	(69,997)	(48,857)	(21,140)
Net loss	(60,629)	(4,645)	(55,984)
Net loss (income) attributable to non-controlling interests	78	(6)	84
Allocation for preferred stock	(11,674)	(11,674)	—
Net loss attributable to common stockholders	$(72,225)	$(16,325)	$(55,900)
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $72.2 million for the six months ended June 30, 2023, as compared to $16.3 million for the six months ended June 30, 2022. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Six Month Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allow us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of June 30, 2023, we owned 991 properties. There were 899 properties owned for the entire six months ended June 30, 2023 and 2022 (our “Same Store Properties”) which were 94.2% leased as of June 30, 2023. Since January 1, 2022 and through June 30, 2023, we acquired 92 properties (our “Acquired Properties”) which were 89.9% leased as of June 30, 2023, and disposed of 53 properties (our “Disposed Properties”).

	Single-Tenant Properties	Multi-Tenant Properties	Total Properties
Number of properties, December 31, 2021	943	33	976
Acquisition activity during the year ended December 31, 2022 (1)	15	80	95
Disposition activity during the year ended December 31, 2022 (2)	(23)	(4)	(27)
Number of properties, December 31, 2022	935	109	1,044
Acquisition activity during the six months ended June 30, 2023	—	—	—
Disposition activity during the six months ended June 30, 2023	(53)	—	(53)
Number of properties, June 30, 2023	882	109	991

Number of Same Store Properties	867	32	899
Number of Acquired Properties (3)	15	77	92
Number of Disposed Properties (3)	76	4	80
_______
(1)Acquisition activity during the year ended December 31, 2022 includes two single-tenant property and 76 multi-tenant properties acquired in the CIM Portfolio Acquisition.
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
Segment Results — Single-Tenant Properties
The following table presents the components of NOI and the period change within the single-tenant segment for the six months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$80,002	$90,624	$(10,622)	$2,443	$935	$1,508	$4,844	$17,610	$(12,766)	$87,289	$109,169	$(21,880)
Less: Property operating	8,035	7,171	864	228	110	118	194	693	(499)	8,457	7,974	483
NOI	$71,967	$83,453	$(11,486)	$2,215	$825	$1,390	$4,650	$16,917	$(12,267)	$78,832	$101,195	$(22,363)
______
(1)Our single-tenant segment included 867 Same Store Properties.
(2)Our single-tenant segment included 15 Acquired Properties.
(3)Our single-tenant segment included 76 Disposed Properties.
(4)Our single-tenant segment included 882 total properties.
Revenue from Tenants
Revenue from tenants decreased $21.9 million to $87.3 million for the six months ended June 30, 2023, compared to $109.2 million for the six months ended June 30, 2022. The decrease in revenue was due to decreased revenue from our Disposed Properties of $12.8 million and decreased revenue from our Same Store Properties of $10.6 million, partially offset by increased revenue from our Acquired Properties of $1.5 million.
The decrease in our Same Store Properties revenue was primarily due to $8.2 million of increased reductions of revenue in the six months ended June 30, 2023 as compared to June 30, 2022, mainly related to tenant bankruptcies, as well as $1.4 million of decreased lease termination income and $1.0 million decreased revenue in the six months ended June 30, 2023 from vacant properties which were occupied in the six months ended June 30, 2022.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Property Operating Expenses
Property operating expenses increased $0.5 million to $8.5 million for the six months ended June 30, 2023, compared to $8.0 million for the six months ended June 30, 2022. This increase was driven by increased property operating expenses from our Same Store Properties of $0.9 million and increased property operating expenses of $0.1 million from our Acquired Properties, partially offset by increased property operating expenses from our Disposed Properties of $0.5 million.
Segment Results — Multi-Tenant Properties
The following table presents the components of NOI and the period change within the multi-tenant segment for the six months ended June 30, 2023 and 2022:

	Same Store (1)			Acquisitions (2)			Disposals (3)			Total (4)
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	2023	2022	$	2023	2022	$	2023	2022	$
Revenue from tenants	$55,733	$51,974	$3,759	$77,279	$44,579	$32,700	$(7)	$6,150	$(6,157)	$133,005	$102,703	$30,302
Less: Property operating	18,991	19,524	(533)	24,470	15,659	8,811	77	3,502	(3,425)	43,538	38,685	4,853
NOI	$36,742	$32,450	$4,292	$52,809	$28,920	$23,889	$(84)	$2,648	$(2,732)	$89,467	$64,018	$25,449
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
Revenue from Tenants
Revenue from tenants increased $30.3 million to $133.0 million for the six months ended June 30, 2023, compared to $102.7 million for the six months ended June 30, 2022. This increase in revenue from tenants was due to increases in revenue of $32.7 million form our Acquired Properties and $3.8 million from our Same Store Properties, partially offset by $6.2 million from our Disposed Properties.
The increase in our Same Store Properties revenue was primarily due to $2.9 million of higher occupancy and leasing rates in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, as well as $0.9 million of accelerated below-market lease amortization due to tenants which terminated their leases in bankruptcy proceedings during the six months ended June 30, 2023.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Property Operating Expenses
Property operating expenses increased $4.9 million to $43.5 million for the six months ended June 30, 2023, compared to $38.7 million for the six months ended June 30, 2022. This increase was due to an increase in expenses of $8.8 million from our Acquired Properties, partially offset by decreases in expenses of $3.4 million from our Disposed Properties and $0.5 million from our Same Store Properties.
Other Results of Operations
Asset Management Fees to Related Parties
Asset management fees paid to the Advisor decreased $0.2 million to $15.9 million for the six months ended June 30, 2023, compared to $16.1 million for the six months ended June 30, 2022, primarily due to the incentive management fee incurred in the six months ended June 30, 2022 of $0.4 million. No incentive management fees were incurred in the six months ended June 30, 2023. The decrease was partially offset by an increase of $0.2 million in the variable portion of the base management fee due to our equity issuances in the year ended December 31, 2022, including shares issued in connection with the CIM Portfolio Acquisition.
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
Impairments of Real Estate Investments
We did not record any impairment charges during the six months ended June 30, 2023.
We recorded impairment charges of $64.9 million during the six months ended June 30, 2022, $49.6 million of which related to a multi-tenant property located in Minnesota, $8.0 million of which related to seven vacant single-tenant properties formerly leased to Truist Bank, $3.8 million of which related to one vacant single-tenant property formerly leased to United Healthcare and $3.5 million of which related to a multi-tenant property acquired in the CIM Portfolio Acquisition. All of the impaired properties were impaired to adjust the properties’ carrying values to their fair values as determined by their respective purchase and sales agreements if under a contract to be disposed, or their estimated fair values if not under a contract to be disposed.
Please see Note 3 — Real Estate Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impairment charges.
Merger, Transaction and Other Costs
Merger, transaction and other costs increased $5.0 million to $5.5 million for the six months ended June 30, 2023, compared to $0.5 million for the six months ended June 30, 2022. The increase was primarily due to $4.2 million of costs directly related to the Proposed Transaction incurred during the six months ended June 30, 2023, as well as $0.9 million of prepayment penalties on mortgage note repayments during the six months ended June 30, 2023.
Settlement Costs
Settlement costs incurred in the six months ended June 30, 2023 totaled $8.8 million, and no such amounts were incurred in the six months ended June 30, 2022. Settlement costs relate entirely to the Cooperation Agreement with Blackwells in which we agreed to reimburse Blackwells for one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation. See Note 9 — Commitments and Contingencies to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Equity-Based Compensation
Equity-based compensation increased by approximately $0.1 million to $7.1 million for the six months ended June 30, 2023, compared to $7.0 million for the six months ended June 30, 2022. Equity-based compensation expenses relate to restricted shares granted to our board of directors and employees of the Advisor or its affiliates who are involved in providing services to us and the units of limited partnership interests in the OP designated as LTIP Units that were granted to our Advisor in 2021 pursuant to the 2021 OPP. For additional information on the impact of the Proposed Transactions on the treatments of our equity-based compensation, see Note 1 — Organization – Proposed Merger and Internalization to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expense increased $10.0 million to $25.2 million for the six months ended June 30, 2023, compared to $15.2 million for the six months ended June 30, 2022. The increase was primarily due to $9.4 million of legal and other costs incurred in the six months ended June 30, 2023, which were attributable to the proxy contest and related litigation with Blackwells described herein. There were no similar costs in the six months ended June 30, 2022. The increase was also due to $0.7 million of increased professional expense reimbursements, (primarily as a result of the CIM Portfolio Acquisition, all of which was related to increased compensation and overhead costs related to the Multi-Tenant Property Management Agreement not subject to the Capped Reimbursement Amount under the Advisory Agreement). The increased professional expense reimbursements were primarily due to additional staffing needed by our Advisor and our Property Manager as a result of the CIM Portfolio Acquisition.
We anticipate our fees for legal and other costs to continue at a rate higher than our historical expenses due to, among other things, the Proposed Transactions and related litigation for the foreseeable future in 2023. See Note 9 — Commitments and Contingencies for additional information.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased $29.4 million to $113.6 million for the six months ended June 30, 2023, compared to $84.3 million for the six months ended June 30, 2022. Depreciation and amortization expense was impacted by an increase of $21.2 million related to our Acquired Properties (including, most notably, the CIM Portfolio Acquisition) and $12.9 million from our Same Store Properties, partially offset by a decrease in depreciation and amortization expense of $4.7 million from our Disposed Properties.

The increase to our Same Store Properties depreciation and amortization was primarily due to $14.5 million of intangible lease asset write-offs as a result of tenant bankruptcies and lease terminations which occurred in the three months ended June 30, 2023, partially offset by less depreciation and amortization from fully depreciated real estate assets.
For additional information on our exposure to tenant bankruptcies, please see Liquidity — Tenant Bankruptcies.
Gains on Sales of Real Estate Investments
During the six months ended June 30, 2023, we sold 53 properties for an aggregate contract price of $172.2 million, resulting in aggregate gains on sale of $17.3 million. During the six months ended June 30, 2022, we sold 11 properties for an aggregate contract price of $295.6 million, resulting in aggregate gains on sale of $67.0 million.
Interest Expense
Interest expense increased $18.6 million to $70.6 million for the six months ended June 30, 2023, compared to $52.1 million for the six months ended June 30, 2022. This increase was mainly due to (i) increased interest expense on our borrowings under the Credit Facility due to (a) increased borrowings on the Credit Facility, which were used primarily to partially fund the CIM Portfolio Acquisition and repay maturing indebtedness therefrom, as well as (b) higher variable rates on these borrowings and (ii) higher interest expense from assumed mortgage debt from the CIM Portfolio Acquisition. We also recorded $0.6 million of additional deferred financing cost amortization in the six months ended June 30, 2023 due to the early repayment of the Stop & Shop and Bob Evans I mortgage notes, and $0.6 million of increased deferred financing cost amortization from mortgage notes assumed in the CIM Portfolio Acquisition.
During the six months ended June 30, 2023 and 2022, the average outstanding balances on our mortgage notes payable were $1.7 billion and $1.6 billion, respectively, and the average outstanding balances under our Credit Facility were $522.9 million and $315.9 million, respectively. For the six months ended June 30, 2023 and 2022, the weighted-average interest rates on our mortgage notes payable were 3.83% and 3.81%, respectively, and the weighted-average interest rates on our Credit Facility were 6.92% and 2.51%, respectively.
The increase in the weighted-average interest rate on our Credit Facility during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to increases in interest rates during the year ended December 31, 2022 and the six months ended June 30, 2023. The increase in the weighted-average balance on our Credit Facility was primarily due to draws on the Credit Facility to repay maturing mortgage notes payable during the six months ended June 30, 2023.
As of June 30, 2023, the weighted-average annual interest rate on our Credit Facility was 7.20%. In light of recent increases to variable rates, we expect to experience further increases to our interest expense in future periods when compared to respective prior periods. We expect that these increases will be material.
Other Income
Other income was $0.6 million for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022. Other income during the three months ended June 30, 2023 and 2022 primarily relate to the settlement of liens incurred on certain of our properties, in the respective periods, at amounts lower amounts than what were previously accrued for.
Gain on Non-Designated Derivative
No gain on non-designated derivatives was recorded in the six months ended June 30, 2023.
Gain on non-designated derivatives for the six months ended June 30, 2022 was $2.3 million, and was related to an embedded derivative on the common stock issued in connection with the CIM Portfolio Acquisition. The stock was issued in the three months ended March 31, 2022.
Allocation for Preferred Stock
Allocation for preferred stock was $11.7 million for the six months ended June 30, 2023 and 2022. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and holders of Series C Preferred Stock.
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

Our cash flows provided by operating activities were $43.7 million during the six months ended June 30, 2023 and consisted of a net loss of $60.6 million adjusted for non-cash items of $107.4 million, including (i) depreciation and amortization of tangible and intangible real estate assets, (ii) amortization of deferred financing costs, (iii) amortization of mortgage premiums on borrowings, (iv) share-based compensation and (v) gains on sales of real estate investments. In addition, cash flows from operating activities were impacted by (i) a decrease in the straight-line rent receivable of $0.3 million, (ii) a decrease in deferred rent of $0.3 million, (iii) a decrease in accounts payable and accrued expenses of $4.2 million, (iv) a decrease in prepaid expenses and other assets of $0.2 million and (v) expenses incurred from prepayment penalties on mortgage repayments of $0.9 million, which are included in financing activities.
Our cash flows provided by operating activities were $104.6 million during the six months ended June 30, 2022 and consisted of net loss of $4.6 million adjusted for non-cash items of $90.5 million, including (i) depreciation and amortization of tangible and intangible real estate assets, (ii) amortization of deferred financing costs, (iii) amortization of mortgage premiums on borrowings, (iv) share-based compensation, (v) gain on non-designated derivatives, (vi) gain on sale of real estate investments and (vii) impairment charges. In addition, cash flows from operating activities were impacted by (i) an increase in the straight-line rent receivable of $2.6 million, (ii) a decrease in deferred rent of $1.4 million, (iii) an increase in accounts payable and accrued expenses of $18.4 million and (iv) a decrease in prepaid expenses and other assets of $4.4 million.
Cash Flows from Investing Activities
Our cash flows provided by investing activities during the six months ended June 30, 2023 of $33.1 million consisted of cash received from the sale of real estate investments of $66.2 million, partially offset by cash payments for investments in real estate and other assets of $12.3 million and capital expenditures of $20.9 million.
Our cash flows used in investing activities during the six months ended June 30, 2022 of $686.4 million consisted primarily of cash payments for investments in real estate and other assets of $954.7 million (including, most notably, the CIM Portfolio Acquisition), capital expenditures of $4.8 million and deposits for real estate acquisitions of $0.1 million. These cash outflows were partially offset by cash received from the sale of real estate investments of $273.3 million.
Cash Flows from Financing Activities
Our cash flows used in financing activities of $82.9 million during the six months ended June 30, 2023 consisted of cash outflows for (i) payments on our mortgage notes of $193.1 million, (ii) dividends paid to holders of our Class A common stock of $57.0 million, (iii) payments on our Credit Facility of $20.0 million, (iv) cash dividends paid to holders of our Series A Preferred Stock (as defined below) of $7.4 million, (v) cash dividends paid to holders of our Series C Preferred Stock (as defined below) of $4.2 million, (vi) cash paid for prepayment penalties on mortgage repayments of $0.9 million, (vii) cash paid for financing costs of $0.5 million, (viii) cash paid to holders of LTIP Units and Class A Units of $0.4 million (ix) cash paid for various equity offering costs of $0.2 million and (x) repurchases of common stock of $0.2 million. These cash outflows were partially offset by proceeds from our Credit Facility of $201.0 million.
Our cash flows provided by financing activities of $431.9 million during the six months ended June 30, 2022 consisted primarily of proceeds from our Credit Facility of $513.0 million and net proceeds from the issuance of Class A common stock of $24.9 million. These cash inflows were partially offset by (i) cash dividends paid to holders of our Class A common stock of $55.3 million, (ii) payments on our Credit Facility of $25.0 million, (iii) payments on our mortgages of $10.1 million, (iv) cash dividends paid to holders of our Series A Preferred Stock (as defined below) of $7.4 million, (v) cash dividends paid to holders of our Series C Preferred Stock (as defined below) of $4.2 million, (vi) payments of deferred financing costs of $2.9 million, (vii) various equity offering costs of $0.7 million and (viii) cash paid to holders of LTIP Units and Class A Units of $0.4 million.
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
Material Cash Requirements
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $59.2 million and $70.8 million, respectively.

We expect to fund our material cash requirements through the effectiveness of the Proposed Transactions, or, if they are not approved, over the next year through a combination of cash on hand, net cash provided by our property operations and borrowings under our Credit Facility (see Credit Facility section below for more information). We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings including the issuance of additional Senior Notes or similar securities, issuances under our “at the market” equity offering program for Class A common stock (the “Class A Common Stock ATM Program”), our “at the market” equity offering program for Series A Preferred Stock (the “Series A Preferred Stock ATM Program”), our “at the market” equity offering program for Series C Preferred Stock (the “Series C Preferred Stock ATM Program”), as well as other offerings of debt or equity securities. See Mortgage Notes Payable below for a discussion of the $96.5 million of debt scheduled for repayment in the remainder of 2023 and the potential methods to repay or refinance the debt.
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
The following lists our dispositions and debt repayments beginning with the completion of the CIM Portfolio Acquisition in July 2022:
•From the completion of the CIM Portfolio Acquisition in July 2022 through December 31, 2022, we disposed of 16 properties (three properties from the CIM Portfolio Acquisition, one other multi-tenant property and 12 single-tenant properties). A portion of the funds received from these dispositions was used to repay $75.0 million of amounts outstanding under our Credit Facility in the year ended December 31, 2022 (including $40.0 million repaid at the closing of certain property dispositions).
•During the three months ended March 31, 2023, we sold five properties for an aggregate contract price of $71.3 million. A portion of the funds received was used to repay $20.0 million of amounts outstanding under our Credit Facility in the three months ended March 31, 2023 (excluding $10.0 million of borrowings). We also fully repaid $45.0 million of mortgages at the closings of these dispositions.
•During the three months ended June 30, 2023, we disposed of 48 properties for an aggregate contract sales price of $100.8 million. A portion of the funds received was used to repay $35.0 million of amounts outstanding under our Credit Facility in the three months ended June 30, 2023 (excluding $191.0 million of borrowings). We also fully repaid $22.6 million of mortgages at the closings of these dispositions.
•We have also entered into five purchase and sale agreements to dispose of five properties for an aggregate contract sales price of $11.6 million, and we have entered into five non-binding letters of intent to dispose of five properties for an aggregate contract sales price of $7.3 million. We anticipate using a portion of the net proceeds generated from these dispositions to repay indebtedness, although there can be no assurance that the sales of these properties will close on their contemplated terms, or at all.
Tenant Bankruptcies
Below is a summary of certain recent tenant bankruptcies:
•A Burger King franchisee at 41 of our single-tenant properties filed for Chapter 11 bankruptcy protection in January 2023, and 13 of the 41 leases were terminated in bankruptcy proceedings. We accounted for these leases as terminations as of December 31, 2022. During the six months ended June 30, 2023, four additional leases were rejected in bankruptcy proceedings. The 41 leases had aggregate annual rents of $5.5 million, and the 13 terminated leases had aggregate annual rents of $1.8 million. We recorded $0.9 million of revenue reductions associated with these properties in the three and six months ended June 30, 2023. We are actively marketing to re-lease or dispose of some or all of the 13 vacant properties. The remaining 28 leases were reassigned to Burger King or its franchisees.
•American Car Center filed for Chapter 7 bankruptcy protection in March 2023, and all 16 leases were terminated in bankruptcy proceedings. The 16 leases had aggregate annual rents of $3.8 million. We accounted for these terminations as of March 31, 2023 and we recorded $2.9 million of revenue reductions associated with these terminations in the six months ended June 30, 2023. We disposed of two of these vacant properties in the three months ended June 30, 2023 and are actively marketing to re-lease or dispose of some or all of the remaining 14 vacant properties.
•Mountain Express Oil Company filed for Chapter 11 bankruptcy protection in March 2023, and 28 leases were terminated in bankruptcy proceedings, which we accounted for as of June 30, 2023. We recorded $4.3 million of revenue reductions associated with these leases in the three and six months ended June 30, 2023. Mountain Express Oil Company leased 43 of our single-tenant properties as of June 30, 2023, totaling $6.8 million of annual rents. The 28 rejected leases were re-leased to another tenant in our single-tenant segment at substantially similar terms and rental rates to the rejected leases in the three months ended June 30, 2023. The leases with the remaining 43 properties were terminated in bankruptcy proceedings subsequent to June 30, 2023.
•Bed Bath & Beyond and their subsidiaries filed for Chapter 11 bankruptcy protection in April 2023, and five leases were terminated in the three months ended June 30, 2023. These five leases had aggregate annual rents of $1.1 million. Bed Bath & Beyond and their subsidiaries had 14 leases at 12 of our multi-tenant properties as of June 30, 2023, totaling approximately 384,000 square feet and $4.1 million of annual rents. Subsequent to June 30, 2023, five additional leases were terminated, which had annual rents of $1.1 million and occupied 127,000 square feet as of June 30, 2023. We are actively marketing to re-lease these properties.
•David’s Bridal filed for Chapter 11 bankruptcy protection in April 2023 and two leases were terminated in the three months ended June 30, 2023. The two leases had aggregate annual rents of $0.3 million. David’s Bridal had three leases at three of our multi-tenant properties as of June 30, 2023, totaling 30,000 square feet and $0.4 million of annual rents. We are actively marketing to re-lease these properties.
•Christmas Tree Shops filed for Chapter 11 bankruptcy protection in May 2023. Bankruptcy proceedings are ongoing and we have not yet been notified of any lease rejections. Accordingly, we have not accounted for any lease terminations at this time. Christmas Tree Shops had two leases at two of our multi-tenant properties as of June 30, 2023, totaling 67,000 square feet and $0.8 million of annual rents. We are actively marketing to re-lease these properties.
Please see Part II — Item 1A. “Risk Factors” below (as well as Part I — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022) for additional information on the risks and uncertainties associated with tenant bankruptcies.
Total Borrowings
As of June 30, 2023, we had total gross debt outstanding of $2.7 billion, bearing interest at a weighted-average interest rate per annum equal to 4.7%, and the weighted average maturity of our indebtedness was 3.9 years as of June 30, 2023. As of June 30, 2023, $96.5 million and $65.2 million of our fixed-rate mortgage debt is scheduled for repayment in the remainder of 2023 and the year ended December 31, 2024, respectively (see Mortgage Notes Payable below for more information).
During the six months ended June 30, 2023, we fully repaid $258.4 million of mortgage notes ($190.7 million of which were scheduled for repayment during the year ended December 31, 2023) using (i) $183.0 million of borrowings funded by draws under our Credit Facility, (ii) $67.7 million of net proceeds from our real estate dispositions and (iii) the remainder with cash on hand. We also separately drew $18.0 million on our Credit Facility for general corporate purposes. We had $604.0 million of outstanding borrowings under our Credit Facility and $42.3 million remained available for future borrowings.
As of June 30, 2023, 77.5% of our total gross debt outstanding was fixed-rate, which bore interest at a weighted average annual rate of 4.0%, and 22.5% was variable-rate, consisting solely of amounts outstanding under our Credit Facility, which bore interest at a weighted average annual rate of 7.2%. As of June 30, 2023, we had $4.9 billion in gross real estate assets, at cost, and we had pledged approximately $2.6 billion in gross real estate assets, at cost, as collateral for our mortgage notes payable. In addition, approximately $2.2 billion of these gross real estate assets, at cost, were included in the unencumbered asset pool comprising the borrowing base under the Credit Facility and therefore, this real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility.

As of June 30, 2023, our net debt to gross asset value ratio was 51.0%. We define net debt as the principal amount of our outstanding debt (excluding the effect of deferred financing costs, net and mortgage premiums and discounts, net) less cash and cash equivalents. Gross asset value is defined as total assets plus accumulated depreciation and amortization.
If the REIT Merger Agreement is consummated, GNL is required to assume all of our indebtedness and repay all amounts outstanding under our Credit Facility. See Note 4 — Mortgage Notes Payable, Net, Note 5 — Credit Facility and Note 6— Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of GNL’s assumption of our indebtedness in connection with the REIT Merger.
Mortgage Notes Payable
As of June 30, 2023, we had $1.6 billion of gross mortgage notes payable outstanding, bearing interest at a weighted-average interest rate per annum equal to 3.8%. As of June 30, 2023 all of our existing mortgage debt was fixed-rate.
Based on debt outstanding as of June 30, 2023, future anticipated principal payments on our mortgage notes payable for the remainder of 2023 and the year ended December 31, 2024 are $96.5 million and $65.2 million, respectively. We intend to repay the principal amounts scheduled for repayment during the year ended December 31, 2023 with (i) proceeds from the Credit Facility by transferring some or all of the encumbered properties to the asset pool comprising the borrowing base thereunder (as defined in Note 5 — Credit Facility) and (ii) cash on hand, a portion of which may be generated from future property sales.
Our mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2023, we were in compliance with financial covenants under our mortgage notes payable agreements.
If the REIT Merger is consummated, GNL is required to assume all of our mortgage notes payable. See Note 4 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Credit Facility
As of June 30, 2023 we had $604.0 million outstanding under our Credit Facility which had a weighted average annual interest rate of 7.2%.
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
The Credit Facility requires payments of interest only prior to maturity. The Credit Facility bears interest at a rate equal to either (i) the Base Rate (as defined in the Credit Facility) plus an applicable spread ranging from 0.45% to 1.05%, or (ii) LIBOR plus an applicable spread ranging from 1.45% to 2.05%, in each case depending on our consolidated leverage ratio. In addition, (i) if either we or the OP achieves an investment grade credit rating, the OP can elect for the spread to be based on the credit rating of ours or the OP, and (ii) the “floor” on SOFR is 0%. As of June 30, 2023, we elected to use SOFR for all our borrowings under the Credit Facility.
The Credit Facility matures on April 1, 2026, subject to our right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs.
As of June 30, 2023, we were in compliance with the operating and financial covenants under the Credit Facility.
As of June 30, 2023, we had $42.3 million available for future borrowings under the Credit Facility based on the asset pool comprising the borrowing base. We may increase this available amount, up to the maximum total commitments of the Credit Facility, by transferring additional unencumbered properties to the asset pool comprising the borrowing base. During the six months ended June 30, 2023, we (i) disposed of two properties formerly part of the asset pool comprising the borrowing base under the Credit Facility, (ii) added eight properties formerly encumbered under mortgage notes to the asset pool comprising the borrowing base under the Credit Facility, (iii) borrowed $183.0 million to fully repay certain mortgage notes and (iv) borrowed $18.0 million for general corporate purposes.

If the REIT Merger is consummated, GNL is required to repay all amounts outstanding under our Credit Facility, and terminate our Credit Facility. To do so, GNL expects, subject to obtaining commitments from new lenders or additional commitments from participating lenders, to exercise the “accordion feature” on its credit facility to increase the commitments thereunder to facilitate the repayment of our Credit Facility and to create additional availability after the Proposed Transactions are completed. See Note 5 — Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our Credit Facility.
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
As of June 30, 2023, the amount of the Senior Notes on our consolidated balance sheet totaled $493.0 million, which is net of $7.0 million of deferred financing costs. The Senior Notes require interest-only payments at an annual rate of 4.50% with the principal due at maturity. As of June 30, 2023, we were in compliance with the covenants under the Senior Notes.
If the REIT Merger is consummated, GNL is required to assume all of our outstanding Senior Notes under the indenture.See Note 6 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
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
During the second quarter of 2023, we amended our Credit Facility to utilize a SOFR-based interest rate for all of our borrowings thereunder. After completing the amendment, we have no further exposure to LIBOR-based contracts.
Acquisitions and Dispositions — Three and Six Months Ended June 30, 2023
During the three and six months ended June 30, 2023, we did not acquire any properties.
During the three months ended June 30, 2023, we sold 48 properties for an aggregate contract sales price of $100.8 million, excluding disposition related costs. Of the 48 properties sold in the three months ended June 30, 2023, 22 were encumbered under the former Bob Evans I mortgage note, which totaled $22.6 million prior to its full repayment, 12 were encumbered under the 2019 Class A-1 Net-Lease Mortgage Notes, 10 were encumbered under the 2019 Class A -2 Net-Lease Mortgage Note, two were encumbered under the 2021 Class A-2 Net Lease Mortgage Notes, one was encumbered under the Column Financial Mortgage Notes and one was a part of the asset pool comprising the borrowing base under the Credit Facility.
During the six months ended June 30, 2023, we sold 53 properties for an aggregate contract price of $172.2 million. excluding disposition related costs. Of the 53 properties sold in the six months ended June 30, 2023, 22 were formerly encumbered under the former Bob Evans I mortgage note, which totaled $22.6 million prior to its full repayment, 12 were formerly encumbered under the 2019 Class A-1 Net-Lease Mortgage Notes, 10 were formerly encumbered under the 2019 Class A -2 Net-Lease Mortgage Notes, four were formerly encumbered under the Stop & Shop mortgage note, which totaled $45.0 million prior to its full repayment, two were formerly encumbered under the 2021 Class A-2 Net Lease Mortgage Notes, one was formerly encumbered under the Column Financial Mortgage Notes and two were formerly a part of the asset pool comprising the borrowing base under the Credit Facility.
Acquisitions and Dispositions — Subsequent to June 30, 2023
Subsequent to June 30, 2023, we did not acquire any properties.
Subsequent to June 30, 2023, we have not disposed of any properties. However, we have entered into five purchase and sale agreements to dispose of five properties for an aggregate contract sales price of $11.6 million. We have also entered into five non-binding letters of intent to dispose of five properties for an aggregate contract sales price of $7.3 million. The purchase and sale agreements and non-binding letters of intent are subject to conditions, and there can be no assurance we will complete any of these dispositions on their contemplated terms, or at all.
ATM Programs

We did not sell any shares of Class A common stock, Series A Preferred Stock or Series C Preferred Stock through their respective ATM Programs during the six months ended June 30, 2023.
Distribution Reinvestment Plan
Our distribution reinvestment plan (“DRIP”) allows stockholders who have elected to participate in the DRIP to have dividends payable with respect to all or a portion of their shares of Class A common stock reinvested in additional shares of Class A common stock. Shares issued pursuant to the DRIP are, at our election, either (i) acquired directly from us, by issuing new shares, at a price based on the average of the high and low sales prices of Class A common stock on Nasdaq on the date of reinvestment, or (ii) acquired through open market purchases for each participant by the plan administrator at a price based on the weighted-average of the actual prices paid for all of the shares of Class A common stock purchased by the plan administrator with all participants’ reinvested dividends for the related quarter, less a per share processing fee. During the six months ended June 30, 2023 and the year ended December 31, 2022, all shares acquired by participants pursuant to the DRIP were acquired through open market purchases by the plan administrator and not issued to stockholders by us.
Capital Expenditures and Construction in Progress
We invest in capital expenditures to enhance and maintain the value of our properties. We anticipate that, in light of the additional properties acquired in 2022 from the CIM Portfolio Acquisition, capital expenditures in 2023 will be approximately $35.0 million. Actual amounts could differ from this estimate.
We have historically been able to fund our capital expenditures with available cash on hand or through borrowings under our Credit Facility. We define revenue enhancing capital expenditures as improvements to our properties that we believe will result in higher income generation over time. Capital expenditures for maintenance are generally necessary, non-revenue generating improvements that extend the useful life of the property and are less frequent in nature. By providing this metric, we believe we are presenting useful information for investors that can help them assess the components of our capital expenditures that are expected to either grow or maintain our current revenue. Detail related to our capital expenditures during the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30, 2023 (1)
(In thousands)	Single-Tenant Properties	Multi-Tenant Properties	Total
Capital Expenditures
Revenue enhancing	$—	$10,358	$10,358
Maintenance	668	2,540	3,208
Total Capital Expenditures	668	12,898	13,566
Leasing commissions	210	4,375	4,585
Total	$878	$17,273	$18,151
(1)Excludes $6.4 million of accrued capital expenditures as of December 31, 2022 which was paid in the six months ended June 30, 2023.
Also, as of June 30, 2023 and December 31, 2022, we had $9.4 million and $8.3 million, respectively, of construction in progress which is included in the prepaid expenses and other assets on the consolidated balance sheets.
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
Adjusted Funds from Operations
In calculating AFFO, we start with FFO, then we exclude certain income or expense items from AFFO that we consider to be more reflective of investing activities, such as non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our day to day operating business plan. These excluded amounts include certain legal costs incurred as a result of litigation. We believe that excluding certain litigation costs helps to provide a better understanding of the operating performance of our business. Other income and expense items also include early extinguishment of debt and unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains and losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent, and share-based compensation related to restricted shares and the 2021 OPP from AFFO, we believe we provide useful information regarding those income and expense items which have a direct impact on our ongoing operating performance.
In calculating AFFO, we exclude certain expenses which under GAAP are characterized as operating expenses in determining net (loss) income, such as (i) merger, transaction and other costs, (ii) settlement costs related to the Blackwells litigation (as described herein) (iii) legal fees and expenses associated with COVID-19-related lease disputes involving certain tenants and (iv) certain other expenses, including general and administrative expenses incurred for the 2023 proxy that were specifically related to our 2023 proxy contest and related Blackwells litigation (as described herein). These expenses negatively impact our operating performance during the period in which they are incurred and thus have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of our on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net (loss) income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used, among other things, to assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net (loss) income as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net (loss) income as an indication of our performance or to cash flows as a measure of our liquidity or ability to pay dividends. FFO and AFFO may include income from lease termination fees, which is recorded in revenue from tenants in the consolidated statements of operations.
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
The table below reflects the items deducted from or added to net income or loss in our calculation of FFO and AFFO for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(53,468)	$(56,259)	$(72,225)	$(16,325)
Impairments of real estate investments	—	58,954	—	64,896
Depreciation and amortization	59,466	46,573	113,648	84,261
Gains on sales of real estate investments	(5,471)	(13,438)	(17,263)	(67,007)
Proportionate share of adjustments for non-controlling interests to arrive at FFO	(69)	(113)	(124)	(100)
FFO (as defined by NAREIT) attributable to common stockholders (1)	458	35,717	24,036	65,725
Merger, transaction and other costs (2)	4,931	206	5,496	485
Settlement costs (3)	8,800	—	8,800	—
Legal fees and expenses — COVID-19 lease disputes (4)	—	58	(12)	50
Accretion of market lease and other intangibles, net	(1,780)	(1,582)	(4,256)	(2,680)
Straight-line rent	1,429	(1,509)	308	(2,623)
Straight-line rent (rent deferral agreements) (5)	(4)	(446)	(8)	(888)
Amortization of mortgage (premiums) and discounts on borrowings, net	329	174	800	161
Gain on non-designated derivatives (6)	—	—	—	(2,250)
Equity-based compensation (7)	3,518	3,523	7,085	7,021
Amortization of deferred financing costs, net	3,607	3,236	7,367	6,129
Gain on settlement of liens (8)	(545)	(887)	(545)	(887)
Expenses attributable to 2023 proxy contest and related litigation (9)	7,205	—	9,386	—
Proportionate share of adjustments for non-controlling interests to arrive at AFFO	(25)	(5)	(33)	(7)
AFFO attributable to common stockholders (1)	$27,923	$38,485	$58,424	$70,236
___________
(1)FFO and AFFO for the three and six months ended June 30, 2023 includes income from lease modification/termination revenue of $0.5 million and $0.6 million, respectively, and the three and six months ended June 30, 2022 includes income from lease modification/termination revenue of $5.7 million and $10.2 million, respectively, which are recorded in revenue from tenants in the consolidated statements of operations. See Note 2 — Summary of Significant Accounting Policies – Revenue Recognition to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(2)Primarily includes costs associated with the proposed merger with GNL, prepayment costs incurred in connection with early debt extinguishment as well as litigation costs related to the RCA Merger.
(3)In the three and six months ended June 30, 2023, we recognized a settlement cost of $8.8 million, representing one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation described herein and the Cooperation Agreement, for which we agreed to reimburse the Blackwells/Related Parties. GNL was responsible for reimbursing the other half of these expenses.
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

(6)In the six months ended June 30, 2022, we recognized a gain of $2.3 million related to the change in fair value of an embedded derivative within the purchase and sale agreement of the CIM Portfolio Acquisition. We do not consider non-cash gains or losses for embedded derivative fair value adjustments to be capital in nature, nor do we consider them a part of recurring operations. Accordingly, such amounts are excluded for AFFO purposes.
(7)Includes expense related to the amortization of our restricted common shares and LTIP Units related to our multi-year outperformance agreements for all periods presented.
(8)Included in other income, these amounts relate to the release or settlement of liens below amounts previously accrued for. Management does not consider these amounts to be part of our normal operating performance and has, accordingly, reduced our AFFO for these amounts.
(9)Amount relates to general and administrative expenses incurred for our 2023 proxy contest and related Blackwells litigation. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount. See Note 9 — Commitments and Contingencies — Litigation and Regulatory Matters — Blackwells Litigation to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended June 30, 2023:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(9,635)	$8,254	$582	$1,400	$5,689	$(287)	$(59,471)	$(53,468)
Asset management fees to related parties	—	—	—	—	—	—	7,972	7,972
Merger, transaction and other costs	—	191	—	4	483	—	4,253	4,931
Settlement costs	—	—	—	—	—	—	8,800	8,800
Equity-based compensation	—	—	—	—	—	—	3,519	3,519
General and administrative	49	1,639	—	106	2	—	12,948	14,744
Depreciation and amortization	27,590	23,396	328	7,419	733	—	—	59,466
Interest expense	16,303	1,598	—	1,242	599	—	16,203	35,945
(Gains) losses on sales of real estate investments	—	—	—	—	(5,592)	121	—	(5,471)
Other income	(14)	(582)	—	—	—	—	—	(596)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(61)	(61)
NOI	$34,293	$34,496	$910	$10,171	$1,914	$(166)	$—	$81,618

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the three months ended June 30, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$7,451	$7,552	$300	$937	$15,033	$(52,887)	$(34,645)	$(56,259)
Asset management fees to related parties	—	—	—	—	—	—	8,296	8,296
Impairments of real estate investments	458	—	—	—	5,398	53,098	—	58,954
Merger, transaction and other costs	17	—	—	—	—	—	189	206
Equity-based compensation	—	—	—	—	—	—	3,523	3,523
General and administrative	85	263	—	18	1	43	7,980	8,390
Depreciation and amortization	17,323	22,468	157	3,131	2,077	1,417	—	46,573
Interest expense	16,705	1,757	—	702	287	—	8,878	28,329
Gains on sales of real estate investments	(3)	—	—	—	(13,435)	—	—	(13,438)
Other income	(17)	(927)	—	—	—	—	—	(944)
Allocation for preferred stock	—	—	—	—	—	—	5,837	5,837
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(58)	(58)
NOI	$42,019	$31,113	$457	$4,788	$9,361	$1,671	$—	$89,409

The following table reflects the items deducted from or added to net income (loss) attributable to common stockholders in our calculation of NOI for the six months ended June 30, 2023:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$(9,448)	$10,987	$1,370	$5,241	$18,684	$(368)	$(98,691)	$(72,225)
Asset management fees to related parties	—	—	—	—	—	—	15,928	15,928
Merger, transaction and other costs	451	194	—	4	483	—	4,364	5,496
Settlement costs	—	—	—	—	—	—	8,800	8,800
Equity-based compensation	—	—	—	—	—	—	7,086	7,086
General and administrative	114	2,849	—	722	4	—	21,547	25,236
Depreciation and amortization	47,911	19,240	845	43,608	2,044	—	—	113,648
Interest expense	33,069	3,507	—	3,792	882	—	29,370	70,620
(Gains) losses on sales of real estate investments	(100)	—	—	—	(17,447)	284	—	(17,263)
Other income	(30)	(35)	—	(558)	—	—	—	(623)
Allocation for preferred stock	—	—	—	—	—	—	11,674	11,674
Net loss attributable to non-controlling interests	—	—	—	—	—	—	(78)	(78)
NOI	$71,967	$36,742	$2,215	$52,809	$4,650	$(84)	$—	$168,299

The following table reflects the items deducted from or added to net loss attributable to common stockholders in our calculation of NOI for the six months ended June 30, 2022:

	Same Store		Acquisitions		Disposals		Non-Property Specific	Total
(In thousands)	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant	Single-Tenant	Multi-Tenant
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$15,088	$11,538	$482	$4,925	$67,949	$(53,220)	$(63,087)	$(16,325)
Asset management fees to related party	—	—	—	—	—	—	16,122	16,122
Impairment of real estate investments	458	—	—	—	11,340	53,098	—	64,896
Merger, transaction and other costs	77	—	—	—	—	—	408	485
Equity-based compensation	—	—	—	—	—	—	7,021	7,021
General and administrative	139	437	—	76	9	86	14,476	15,223
Depreciation and amortization	34,398	19,855	343	22,927	4,054	2,684	—	84,261
Interest expense	33,327	1,548	—	992	572	—	15,630	52,069
Gains on sales of real estate investments	—	—	—	—	(67,007)	—	—	(67,007)
Other income	(34)	(928)	—	—	—	—	—	(962)
Gain on non-designated derivatives	—	—	—	—	—	—	(2,250)	(2,250)
Allocation for preferred stock	—	—	—	—	—	—	11,674	11,674
Net income attributable to non-controlling interests	—	—	—	—	—	—	6	6
NOI	$83,453	$32,450	$825	$28,920	$16,917	$2,648	$—	$165,213

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
During the three and six months ended June 30, 2023, cash used to pay dividends on our Class A common stock, dividends on our Series A Preferred Stock, dividends on our Series C Preferred Stock, distributions on our LTIP Units and distributions for our limited partnership units that correspond to shares of our Class A common stock was generated from cash flows provided by operations as well as cash on hand. We have, in prior periods, funded dividends from other sources. If we need to identify financing sources other than operating cash flows to fund dividends at their current level, there can be no assurance that other sources will be available on favorable terms, or at all.
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

The following table shows the sources for the payment of dividends to stockholders, including dividends on unvested restricted shares and other dividends and distributions for the period indicated:

	Three Months Ended				Six Months Ended June 30, 2023
	March 31, 2023		June 30, 2023
(In thousands)	Amount	Percentage of Dividends	Amount	Percentage of Dividends	Amount	Percentage of Dividends
Dividends and other cash distributions:
Cash dividends paid to common stockholders	$28,523	82.5%	$28,522	82.5%	$57,045	82.5%
Cash dividends paid to Series A preferred stockholders	3,719	10.8%	3,719	10.8%	7,438	10.8%
Cash dividends paid to Series C preferred stockholders	2,118	6.1%	2,118	6.1%	4,236	6.1%
Cash distributions on LTIP Units	181	0.5%	181	0.5%	362	0.5%
Cash distributions on Class A Units	37	0.1%	36	0.1%	73	0.1%
Total dividends and other cash distributions paid	$34,578	100.0%	$34,576	100.0%	$69,154	100.0%

Source of dividend and other cash distributions coverage:
Cash flows provided by operations	$18,085	52.3%	$25,586	74.0%	$43,671	63.2%
Available cash on hand	16,493	47.7%	8,990	26.0%	25,483	36.8%
Total sources of dividend and other cash distributions coverage	$34,578	100.0%	$34,576	100.0%	$69,154	100.0%

Cash flows provided by operations (GAAP basis)	$18,085		$25,586		$43,671
Net loss (in accordance with GAAP)	$(12,937)		$(47,692)		$(60,629)

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2023, we were in compliance with the debt covenants under our loan agreements, including our Senior Notes and Credit Facility.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2023, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 64.9% of our leases with our tenants contain rent escalation provisions which increase the cash that is due under these leases over time by an average of 1.0% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Approximately 61.1% are fixed-rate, 3.8% are based on the Consumer Price Index and 35.1% do not contain any escalation provisions.
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

Related-Party Transactions and Agreements
Please see Note 1 — Organization – Proposed Merger and Internalization – The Internalization Merger and Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have been the subject of proxy contests, including the proxy contest initiated by the Blackwells/Related Parties on October 24, 2022 and related litigation, which we resolved pursuant to the Cooperation Agreement. Furthermore, in connection with the Proposed Transactions, two complaints have been filed against us, each alleging that the registration statement, which was filed on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”) on July 6, 2023 (as amended on July 17, 2023 and declared effective by the SEC on July 18, 2023) (the “Joint Proxy Statement/Prospectus”), was materially incomplete and misleading. While we believe that these claims are without merit and intend to vigorously defend against them, this litigation could be costly, time consuming and distracting.
In addition, we may face future proxy contests, unsolicited takeovers or other forms of stockholder activism or related activities that could adversely affect our business for a number of reasons, including, without limitation, the following:
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
Tenants with leases representing approximately 8% of our annualized SLR as of December 31, 2022, have recently filed or become subject to bankruptcy proceedings including: (i) the tenant at 16 properties known as the American Car Center I portfolio which has terminated the master lease for all of the properties; (ii) the tenant known as the Burger King I portfolio which leased 41 properties but terminated 13 of the leases; (iii) Mountain Express Oil Company which leased 71 properties and has terminated all of these leases; (iv) Bed Bath & Beyond and its subsidiaries which leased 19 suites at 17 multi-tenant properties and has terminated 10 of these leases; (v) David’s Bridal which leased five suites at five of our multi-tenant properties and has terminated two of these leases; and (vi) Christmas Tree Shops which leases two suites at two of our multi-tenant properties. With respect to those leases that have been rejected, we have a general unsecured claim for damages, but our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. There is no assurance we will be able to release the vacated space at rental rates comparable to the rates on the rejected leases, if at all.

Further deterioration in the economy could lead to additional losses or defaults from space leased to these or other tenants which may result in additional filings by tenants seeking eject or modify leases through the bankruptcy process all of which could cause us to incur material losses and may have a material adverse impact on our financial condition and results of operations.
Risks Related to the Proposed Transactions
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the relative values of the shares of our Class A Common Stock or GNL Common Stock.
At the REIT Merger Effective Time, each issued and outstanding share of Class A Common Stock (or fraction thereof) will be converted into the right to receive 0.670 validly issued, fully paid and non-assessable shares of GNL Common Stock. On May 22, 2023, the last trading day before we and GNL announced the REIT Merger Agreement, the closing price of GNL Common Stock on the NYSE was $10.38 per share and the closing price of Class A Common Stock on Nasdaq was $4.69 per share. This Exchange Ratio is fixed pursuant to the REIT Merger Agreement and will not be adjusted to reflect events or circumstances or other developments of which GNL or we become aware or which occur after the date of the REIT Merger Agreement, or any changes in the relative values of GNL and us, including:
• changes in our or GNL’s respective businesses, operations, assets, liabilities, or prospects;
•changes in general market and economic conditions, and other factors generally affecting the relative values of our and GNL’s assets;
•market reaction to the announcement of the REIT Merger or the Internalization Merger and the prospects of GNL immediately following the consummation of the Proposed Transactions (the “Combined Company”) (including changes to the mix of real estate assets to be managed by the Combined Company and changes to the capital structure of the Combined Company);
•market assessments of the perceived value of the Internalization Merger and related transactions, including changes to GNL’s board of directors, changes resulting from the Internalization Merger (including changes resulting from hiring persons previously employed by our Advisor, our Property Manager, GNL Advisor and GNL Property Manager (together, the “Internalization Parties”)), and the perceived value of the Internalization Merger Consideration paid by GNL to AR Global;
•market assessments of the likelihood that the REIT Merger will close;
•changes to GNL’s distribution policy following the REIT Merger and the Internalization Merger;
•interest rates (including changes or anticipated changes in interest rates), general market and economic conditions and other factors generally affecting the market prices of GNL Common Stock and Class A Common Stock;
•federal, state and local legislation, governmental regulation, and legal developments in the businesses in which we and GNL operate; or
•other factors beyond our and GNL’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of shares of GNL Common Stock at the REIT Merger Effective Time may vary from the price on the date the REIT Merger Agreement was executed, on the date the Joint Proxy Statement/Prospectus (as defined below) was filed, on the date of our 2023 special meeting of stockholders to be held on September 8, 2023 (the “Special Meeting) and on the date of GNL’s special meeting of stockholders to be held on September 8, 2023 (the “GNL Special Meeting”). As a result, the market value of the REIT Merger consideration represented by the Exchange Ratio will also vary.
If the market price of shares of GNL Common Stock increases between the date the REIT Merger Agreement was signed and the REIT Merger Effective Time, our stockholders could receive shares of GNL Common Stock that have a market value upon completion of the REIT Merger that is greater than the market value of the shares calculated pursuant to the Exchange Ratio on the date the REIT Merger Agreement was signed. Conversely, if the market price of shares of GNL Common Stock declines between the date the REIT Merger Agreement was signed and the REIT Merger Effective Time, our stockholders could receive shares of GNL Common Stock that have a market value upon the REIT Merger Effective Time that is less than the market value of the shares calculated pursuant to the Exchange Ratio on the date the REIT Merger Agreement was signed. Furthermore, at the time of our Special Meeting and the GNL Special Meeting, our stockholders and GNL’s stockholders will not know with certainty the value of the GNL Common Stock that our stockholders will receive at the REIT Merger Effective Time.
Therefore, while the number of shares of GNL Common Stock to be issued per share of Class A Common Stock is fixed, our stockholders and GNL’s stockholders cannot be sure of the market value of the REIT Merger consideration our stockholders will receive at the REIT Merger Effective Time.

The REIT Merger and Internalization Merger are both subject to a number of conditions, and if these conditions are not satisfied or waived, the Proposed Transactions will not be completed, which could result in the requirement that we pay certain termination fees or, in certain circumstances, that we pay expenses to GNL.
The REIT Merger Agreement is subject to conditions which must be satisfied or waived in order to complete the REIT Merger, including the satisfaction of all of the conditions set forth in the Internalization Merger Agreement. The Internalization Merger is subject to conditions which must be satisfied or waived to complete the Internalization Merger, including the completion of the REIT Merger.
The consummation of the REIT Merger is subject to certain conditions, including: (i) approval of the REIT Merger by our stockholders; (ii) approval of the issuance of GNL Common Stock in connection with the Proposed Transactions (the “GNL Common Stock Proposal”) by GNL’s stockholders; (iii) the listing of the GNL Common Stock issuable pursuant to the GNL Common Stock Proposal on the NYSE and the listing of the GNL Series D Preferred Stock and GNL Series E Preferred Stock on the NYSE; (iv) all of the conditions set forth in the Internalization Merger Agreement, will have been satisfied or waived so that the Internalization Merger will occur substantially contemporaneously with the REIT Merger; (v) GNL’s continued maintenance of a decreased Aggregate Share Ownership Limit (as defined in GNL’s Charter) of 8.9% in value of the aggregate of the outstanding shares of our stock and 8.9% (in value or in number of shares, whichever is more restrictive) of any class or series of GNL’s stock; (vi) the assumption of certain of our debt, the payoff of certain our debt and refinancing of certain of GNL’s debt; (vii) receipt of certain legal opinions by us and GNL; (viii) all consents of applicable counterparties to certain lending agreements identified in the REIT Merger Agreement will have been obtained and (ix) other customary conditions specified in the REIT Merger Agreement.
The consummation of the Internalization Merger is subject to certain conditions, including: (i) the absence of injunctions or legal orders restraining the consummation of the Internalization Merger; (ii) the closing of the REIT Merger; (iii) the approval of the GNL Common Stock Proposal; (iv) the listing of the GNL Common Stock issued pursuant to the GNL Common Stock Proposal; (v) each of Edward M. Weil Jr., James L. Nelson, Christopher Masterson, Jason Slear, J.P. Eckler and Judith Beaton-Rennie and at least 60% of the additional key employees identified in the Internalization Merger Agreement having accepted offers of employment by GNL; and (vi) GNL’s adoption of employee benefit plans applicable to employees that commence employment with GNL as of the closing of the Internalization Merger (“Transferred Employees”).
There can be no assurance that the conditions to closing the REIT Merger or the Internalization Merger will be satisfied or waived or that the REIT Merger or the Internalization Merger will be completed. Failure to consummate the REIT Merger or the Internalization Merger may adversely affect our or GNL’s results of operations and business prospects and may adversely affect the price of our Class A Common Stock and our Series A Preferred Stock and Series C Preferred Stock (collectively, the “Preferred Stock”).
If the REIT Merger Agreement is terminated under certain circumstances specified in the REIT Merger Agreement, we may be required to pay GNL a termination fee of $40 million and reimburse GNL’s transaction expenses up to an amount equal to $3 million. Pursuant to the Internalization Merger Agreement, if a termination fee is paid pursuant to the REIT Merger Agreement, if we pay a termination fee to GNL, then we will also be required to reimburse AR Global for up to $1.5 million in out-of-pocket expenses related to the Internalization Merger.
Failure to complete the Proposed Transactions could negatively impact our stock price and our future business and financial results.
If the Proposed Transactions are not completed, our ongoing business could be materially adversely affected without realizing any of the benefits of having completed the Proposed Transactions. We are subject to a variety of risks associated with the failure to complete the Proposed Transactions, including the following:
•the market price our Class A Common Stock and Preferred Stock could decline;
•we may be required to pay termination fees or reimburse expenses;
•there is no certainty we would be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that GNL agreed to in the REIT Merger Agreement;
•there is no assurance that the Internalization Parties would be willing to consummate a transaction similar to the Internalization Merger;
•we may experience negative reactions from the financial markets or our respective tenants and vendors;
•we have to pay costs relating to the Proposed Transactions, such as legal, accounting, financial advisor, filing, printing and mailing fees whether or not the Proposed Transactions are completed; and
•diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Proposed Transactions.
If the Proposed Transactions, including the REIT Merger and the Internalization Merger, are not completed, these risks could materially affect our business, financial results and share price. In addition, if the Proposed Transactions are not completed, we or GNL could be subject to litigation related to any failure to complete the Proposed Transactions or related to any enforcement proceeding commenced against us to perform the obligations under the REIT Merger Agreement or the Internalization Merger Agreement.
Holders of Class A Common Stock will have a reduced ownership and voting interest in the Combined Company after the Proposed Transactions and will exercise less influence over management of the Combined Company.
The Proposed Transactions will result in our stockholders having an ownership stake in the Combined Company that is smaller than their current stake in us prior to the REIT Merger, compared to immediately following the completion of the Proposed Transactions, based on the number of shares of GNL Common Stock and Class A Common Stock outstanding on June 30, 2023, and assuming that GNL would issue a maximum of approximately:
•(A) 95,967,705 shares of GNL Common Stock in the REIT Merger (including up to 5,714,353 shares of GNL Common Stock that may be issued to an affiliate of AR Global if all 8,525,885 of our LTIP Units currently held by AR Global and its affiliates are earned, (B) 7,933,711 shares of GNL Series D Preferred Stock, and (C) 4,595,175 shares of GNL Series E Preferred Stock to our stockholders;
•29,614,825 shares of GNL Common Stock to AR Global in the Internalization Merger;
•up to an additional 2,500,000 shares of GNL Common Stock to AR Global if all GNL LTIP Units (or GNL’s Restricted Shares, if GNL LTIP Units are converted) held by AR Global and its affiliates are earned; and
•495,000 shares of GNL Common Stock to the Blackwells/Related Parties in a private placement exempt from registration, and, assuming that the Proposed Transactions are completed, an additional 1,600,000 shares of GNL Common Stock to the Blackwells/Related Parties in a private placement exempt from registration.
Fewer shares than the maximum may be issued based on the measurement provisions in the 2021 OPP and the GNL 2021 Award, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. Both the LTIP Units (following conversion to shares of Class A Common Stock) and GNL LTIP Units are expected to be converted or exchanged into shares of GNL Common Stock at or near closing of the Proposed Transactions. Based on the price of GNL Common Stock of $10.28 per share at June 30, 2023, on a pro forma basis, 2,857,042 shares of GNL Common Stock would be issued exchange for the LTIP Units (that would convert to shares of Class A Common Stock prior to the closing) and 375,000 shares of GNL Common Stock would be issued in respect of GNL LTIP Units.
Based on the above issuances, our current stockholders would own approximately 39%, current GNL stockholders would own approximately 45%, the owners of AR Global and their affiliates (including the direct owner of AR Global and its wholly-owned subsidiaries (including AR Global) would own approximately 14% (and will be permitted to own up to 16.8%), and the Blackwells/Related Parties would own approximately 2% of the issued and outstanding shares of common stock of the Combined Company, which assumes 50% of outstanding LTIP Units and 15% of outstanding GNL LTIP Units held by AR Global and its affiliates are earned. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company after the closing of the Proposed Transactions than they currently exercise.
The Merger Agreements contain provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
Pursuant to the REIT Merger Agreement, we agreed not to (i) solicit proposals relating to certain alternative business combination transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative business combination transaction with a third party or (iii) approve or enter into any agreements providing for any such alternative business combination transaction, in each case, subject to certain exceptions to permit members of our board of directors to comply with their duties under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining our stockholder approval or GNL’s stockholder approval, as applicable, under specified circumstances our board of directors or GNL’s board of directors, respectively, may change their recommendation with respect to the Proposed Transactions, and we may also terminate the REIT Merger Agreement to accept a Superior Proposal (as defined in the REIT Merger Agreement) upon payment of the termination fee described below.
The REIT Merger Agreement provides, that if the REIT Merger Agreement is terminated under certain circumstances specified in the REIT Merger Agreement, we may be required to pay GNL a termination fee of $40.0 million and reimburse GNL’s transaction expenses up to an amount equal to $3.0 million. Pursuant to the Internalization Merger Agreement, if a termination fee is paid pursuant to the REIT Merger Agreement, we may also be required to reimburse AR Global for up to $1.5 million in out-of-pocket expenses related to the Internalization Merger Agreement.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Proposed Transactions, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the REIT Merger Agreement.
If the REIT Merger Agreement and Internalization Merger Agreement are terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Transactions contemplated by the REIT Merger Agreement and Internalization Merger Agreement.
There may be unexpected delays in completing either of the Proposed Transactions.
Closing of the Proposed Transactions may not occur when anticipated subject to all of the conditions in the REIT Merger Agreement and the Internalization Merger Agreement being satisfied or waived. The Internalization Merger Agreement provides, among other things, that either party may terminate the Internalization Merger Agreement if the REIT Merger has not occurred in accordance with the REIT Merger Agreement. The REIT Merger Agreement provides, among other things, that either we or GNL may terminate the REIT Merger Agreement if the REIT Merger has not occurred by June 1, 2024. Certain events may delay closing, including difficulties in obtaining the approval of GNL’s stockholders and our stockholders or any stockholder litigation in connection with the Proposed Transactions.
Some of our directors and executive officers have interests in the REIT Merger that are different from, or in addition to, those of our other stockholders.
In considering whether to approve the REIT Merger and the other transactions contemplated by the REIT Merger Agreement, including the RTL Merger Proposal, our stockholders should recognize that members of our management and our board of directors have interests in the REIT Merger that differ from, or are in addition to, the interests of our other stockholders. In particular, Edward M. Weil, Jr. has been the chief executive officer of AR Global since January 2016 and owns a non-controlling interest in the parent of AR Global. Some of our directors and executive officers have arrangements that provide them with interests in the REIT Merger that are different from, or in addition to, those generally of our stockholders. These interests, among other things, may influence or may have influenced our directors and executive officers to support or approve the REIT Merger and the other transactions contemplated by the REIT Merger Agreement.
An adverse outcome in any litigation or other legal proceedings relating to the REIT Merger Agreement, the Internalization Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on our businesses or our ability to consummate the transactions contemplated by the REIT Merger Agreement and Internalization Merger Agreement.
Transactions like the REIT Merger and Internalization Merger may result in litigation, stockholder demands, or other legal proceedings, including actions alleging that either party’s board of directors breached their respective duties to their stockholders or other equity holders by entering into the REIT Merger Agreement or Internalization Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise, or any other claims (contractual or otherwise) arising out of the REIT Merger or Internalization Merger or any of the transactions related thereto, including such proceedings described herein. For example, a complaint has been filed against us alleging that the Joint Proxy Statement/Prospectus was materially incomplete and misleading. While we believe that this complaint is without merit and we intend to vigorously defend against it, this litigation could be costly, time consuming and distracting.
With respect to these proceedings, and any other litigation or other legal proceedings that are brought against us, GNL or our respective boards of directors or subsidiaries in connection with the REIT Merger Agreement or the Internalization Merger Agreement, or the transactions contemplated thereby, the respective parties may not successfully defend against the claims. Additionally, defending against the claims could be a costly and protracted process that may distract our management from our day-to-day operations. An adverse outcome, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the parties’ ability to consummate the Proposed Transactions in a timely manner, or at all, or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
The opinions of our and GNL’s financial advisors will not reflect changes in circumstances between the date of the opinions and completion of the Proposed Transactions.
We and GNL received opinions from our respective financial advisors, each dated May 23, 2023, regarding the fairness of the Exchange Ratio in connection with the REIT Merger, with the opinion to us opining on the fairness of the Exchange Ratio after giving effect to the Internalization Merger, treating the REIT Merger and the Internalization Merger as a single, unitary transaction. In addition, GNL received an opinion from its financial advisor, dated May 23, 2023, regarding the fairness of the 53% of the Internalization Merger Consideration allocated to GNL in the Internalization Merger.
We and GNL have not, and do not intend to obtain, updated opinions from our respective financial advisors as of the date of this Quarterly Report on Form 10-Q, including for any shares issued after the signing of the Merger Agreements including the shares issued or issuable to the Blackwells/Related Parties. Changes in the operations and prospects of us or GNL, general market and economic conditions and other factors that may be beyond our or GNL’s control, and on which the opinions of the financial advisors were based, may significantly alter our or GNL’s value or the prices of shares of Class A Common Stock or GNL Common Stock by the time the Proposed Transactions are completed. The opinions do not speak as of the time the

Proposed Transactions will be completed or as of any date other than the date of the opinions. Because our and GNL’s financial advisors will not be updating their opinions, the opinions will not address the fairness of the Exchange Ratio in the REIT Merger, or the Internalization Merger Consideration paid by GNL in connection with the Internalization Merger, as the case may be, from a financial point of view at the time the Proposed Transactions are completed.
The Internalization Merger was negotiated between the RTL Special Committee and the GNL Special Committee on the one hand (each of which being comprised solely of independent and disinterested members of our and GNL’s boards of directors, respectively) and AR Global on the other hand, which is affiliated with certain of our and GNL’s officers and directors.
The Internalization Merger was negotiated with AR Global, which is affiliated with certain of our and GNL’s officers and directors. As a result, those officers and directors may have different interests than us or GNL as a whole. In addition, during the pendency of the Proposed Transactions, we and GNL will continue to be parties to advisory and property management agreements with the Internalization Parties and will continue to rely upon the Internalization Parties for key advisory and property management functions, while continuing to pay AR Global for the services provided by the Internalization Parties. These potential conflicts would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if AR Global or any of its affiliates breaches any of the representations, warranties or covenants made by it in the Internalization Merger Agreement, we may choose not to enforce, or to enforce less vigorously, our rights under the Internalization Merger Agreement because of our desire to maintain our ongoing relationship with AR Global and the Internalization Parties and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Internalization Merger Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Internalization Merger Agreement.
There can be no assurance that we could become “internalized” or “self-managed” without the Internalization Merger.
Our ability to internalize management under the Advisory Agreement is subject to the payment of certain fees and other conditions, which would make our internalization independent of the Internalization Merger Agreement expensive and cumbersome. The Advisory Agreement provides us with the right to internalize the services provided by our Advisor, subject to two-thirds approval of the independent directors of our board of directors, a nine months’ notice period, and the payment of cash fees equaling an amount equal to (i) $15.0 million, plus (ii) 4.5 multiplied by the annualized management and services fees (including variable management fees), plus (iii) 1% multiplied by the amount paid for the purchase, development or construction of any property acquired after the end of the fiscal quarter in which the internalization notice is provided. In addition, the Advisory Agreement provides limited cooperation covenants on the part of AR Global and does not include any cooperation with respect to hiring personnel. Further, the Advisory Agreement does not provide us the right to solicit persons employed by AR Global or its affiliates (including all the person presently providing services to us) to become our employees. AR Global would also be under no obligation to transfer any assets or licenses that we may need to internalize their respective management functions. Lastly, some of the loan agreements governing the indebtedness of our subsidiaries require lender consents to replace the property manager. There is no assurance the applicable parties would consent.
The representations, warranties, covenants and indemnities in each of the REIT Merger Agreement and Internalization Merger Agreement are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.
The representations, warranties, covenants and indemnities in each of the REIT Merger Agreement and Internalization Merger Agreement are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements (including with respect to enforcement of the provisions related to AR Global in connection with the Internalization Merger Agreement). These include, without limitation, limitations on liability and materiality qualifiers on certain representations and warranties.
The pendency of the REIT Merger and the Internalization Merger could adversely affect our business and operations.
Prior to the REIT Merger Effective Time and the Internalization Merger Effective Time, some our vendors or tenants may delay or defer decisions or rental payments, which could negatively affect our or GNL’s revenues, earnings, cash flows, and expenses, regardless of whether the Proposed Transactions are completed. In addition, due to operating restrictions in the REIT Merger Agreement, subject to certain exclusions, we may be unable, during the pendency of the REIT Merger, to undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions, even if such actions would prove beneficial.
Risks Related to the Combined Company Following the Proposed Transactions
The Combined Company expects to incur substantial expenses related to the Proposed Transactions.
The Combined Company expects to incur substantial expenses in connection with completing the Proposed Transactions, managing the larger and more mixed real estate asset portfolio provided by the REIT Merger, and integrating the operations and systems of the Internalization Parties, previously owned and operated by AR Global prior to the Internalization Merger. While we have assumed that a certain level of expenses would be incurred, there are several factors beyond our control that could affect the total amount or the timing of the Combined Company’s expenses relating to the Proposed Transactions and the Combined

Company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Proposed Transactions could, particularly in the near term, reduce the savings that the Combined Company expects to achieve from realizing economies of scale in connection with the Proposed Transactions and eliminating duplicative expenses and cost savings related to the integration of the operations of the surviving entity after GNL Advisor Sub merges with and into GNL Advisor, the surviving entity after GNL PM Sub merges with and into GNL Property Manager, the surviving entity after RTL Advisor Sub merges with and into our Advisor, the surviving entity after RTL PM Sub merges with and into our Property Manager (collectively, the “Acquired Entities”) in connection with the Internalization Merger.
Following the Proposed Transactions, GNL may be unable to integrate our operations and operations of the Acquired Entities successfully and may not realize the anticipated synergies and other benefits of the Proposed Transactions or do so within the anticipated time frame.
The REIT Merger involves the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The Combined Company may encounter difficulties and unexpected costs in the integration process, including: the inability to sell our assets, economic or industry downturns, including interest rate increases, potential unknown liabilities, negative market perception of the Combined Company’s revised plan for investment, delays or regulatory conditions associated with the REIT Merger and performance shortfalls as a result of the diversion of management’s attention by completing the REIT Merger and executing the Combined Company’s business plan.
The Internalization Merger involves a series of transactions and activities to internalize business operations within the Combined Company. Following the Internalization Merger, the Combined Company will bear the expenses of the compensation and benefits of its officers, employees, and consultants, as well as overhead expenses associated with employing its own workforce. There is no assurance that the Combined Company will realize all, or any, of the anticipated cost saving synergies. Specifically, the Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Combined Company will bear the cost of establishing and maintaining employee compensation plans. In addition, as neither we nor GNL have ever previously operated as a self-managed REIT, the Combined Company may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If the Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been. In addition, pursuant to the Internalization Merger Agreement, the indemnification obligations provided under the Advisory Agreement, GNL Advisory Agreement, Property Management Agreement, and GNL Property Management Agreement that each are to be terminated in connection with the Proposed Transactions, will continue as obligations of the Combined Company following the Proposed Transactions.
The Combined Company’s net income, FFO and AFFO may decrease in the near term as a result of the Proposed Transactions.
There is no assurance that the Proposed Transactions will result in increased net income, FFO and AFFO. The Combined Company will expense all cash and non-cash costs involved in the Proposed Transactions. As a result, the Combined Company’s statement of operations and FFO may be negatively impacted, because of the non-cash charges related to the issuance of shares of Common Stock as consideration in each of the REIT Merger and the Internalization Merger and, to a lesser extent, other transaction-related costs. In addition, while the Combined Company will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to Acquired Entities after the Internalization Merger, the Combined Company’s expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by the Acquired Entities in managing its business and operations. If the expenses of the Combined Company assumed as a result of the Proposed Transactions may be higher than the fees that we and GNL currently pay to the Acquired Entities, or otherwise higher than anticipated, the Combined Company may not realize the anticipated cost savings and other benefits from the Internalization Merger and its net income, FFO and AFFO could decrease.
The Combined Company will have substantial indebtedness.
GNL will assume all of our outstanding indebtedness under our 4.50% Senior Notes due 2028 (the “Senior Notes”) and expects to borrow approximately $604.0 million (based on amounts outstanding on the Credit Facility as June 30, 2023) under the GNL Credit Facility to repay all amounts outstanding under our Credit Facility. Taking into account GNL’s existing indebtedness, borrowing under the GNL Credit Facility to repay our Credit Facility and the assumption of our other indebtedness, the Combined Company’s pro forma consolidated indebtedness as of March 31, 2023, after giving effect to the Proposed Transactions, was approximately $5.3 billion, including $3.1 billion of secured indebtedness, $1.2 billion outstanding under the GNL Credit Facility, $500.0 million of GNL’s Senior Notes and $500.0 million of our Senior Notes.
There is no assurance that the Combined Company’s cash flow will be sufficient to pay principal and interest when due on the Combined Company’s consolidated indebtedness. The Combined Company’s indebtedness could have important consequences to holders of its common stock, including:
•vulnerability to general adverse economic and industry conditions;

•limits on the Combined Company’s ability to obtain additional financing for uses such as to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;
•requiring the use of a substantial portion of the Combined Company’s cash flow from operations to pay principal and interest reducing cash flow available to pay distributions, fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•limiting the Combined Company’s flexibility in planning for, or reacting to, changes in the real estate market generally or our properties specifically;
•requiring the Combined Company to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;
•exposing the Combined Company to increases in interest rates including to the extent variable rate debt is reset and not otherwise capped by use of a swap or interest rate hedge;
•requiring the Combined Company to sell one or more of its properties at disadvantageous prices in order to pay interest or principal on the Combined Company’s indebtedness;
•increasing the risk of an event of default if the Combined Company fails to comply with the terms of its debt agreements including timely paying principal and interest when due or failing to comply with the financial and other restrictive covenants contained in the agreements governing the debt obligations which could result in acceleration of the debt and foreclosure by lenders on assets securing the debt; and
•putting the Combined Company at a disadvantage compared to its competitors with less indebtedness.
The Combined Company’s ability to make scheduled payments on and to refinance its indebtedness depends on and is subject to its future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond its control. The Combined Company’s business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to it under the GNL Credit Facility or from other sources in an amount sufficient to enable the Combined Company to service its debt, to refinance its debt or to fund its other liquidity needs. If the Combined Company is unable to meet its debt obligations or to fund its other liquidity needs, the Combined Company will need to restructure or refinance all or a portion of its debt. The Combined Company may be unable to refinance any of its debt, including the GNL Credit Facility, the GNL Senior Notes or our Senior Notes, on commercially reasonable terms or at all. If the Combined Company is unable to make payments or refinance its debt or obtain new financing under these circumstances, the Combined Company would have to consider other options, such as asset sales, equity issuances or negotiations with its lenders to restructure the applicable debt. The GNL Credit Facility, the indenture governing the GNL Senior Notes and the indenture governing our Senior Notes restrict, and market or business conditions may limit, the Combined Company’s ability to take some or all of these actions.
Any restructuring or refinancing of the Combined Company’s indebtedness could be at higher interest rates and may require it to comply with more onerous covenants that could further restrict its business operations. In addition, the GNL Credit Facility, the indenture governing the GNL Senior Notes and the indenture governing our Senior Notes permit the Combined Company or its consolidated subsidiaries to incur additional debt, including secured debt, and the amount of additional indebtedness incurred could be substantial.
As of March 31, 2023, a total of $538.2 million of the Combined Company’s indebtedness matures in calendar year 2023. The indebtedness maturing in calendar year 2023 bears interest at a weighted rate of 3.6% per annum as of March 31, 2023. As of March 31, 2023, a total of $401.6 million of the Combined Company’s indebtedness matures in calendar year 2024. The indebtedness maturing in calendar year 2024 bears interest at a weighted rate of 3.8% per annum as of March 31, 2023. Interest rates have increased considerably in the last twelve months and may continue to increase. The interest rate on any indebtedness the Combined Company refinances will likely be higher than the rate on the maturing indebtedness. If the Combined Company needs to repay existing debt during periods of rising interest rates, it may need to post additional collateral or sell one or more of its investments in properties even though it would not otherwise choose to do so. There is no assurance that the Combined Company will be able to refinance any of its indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require the Combined Company to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If the Combined Company is unable to repay or refinance any indebtedness secured by mortgages, it may lose the property secured by the mortgage in a foreclosure action.
We and GNL have incurred, and the Combined Company or its consolidated subsidiaries may continue to incur, variable-rate debt. As of March 31, 2023, a total of 24% of the Combined Company’s debt bore interest at variable rates which averaged 5.9% on a weighted average basis as of March 31, 2023. Increases in interest rates on the Combined Company’s variable-rate debt or any new indebtedness it may incur either as part of a refinancing or a new property acquisition would increase its interest cost. If the Combined Company needs to repay existing debt during periods of rising interest rates, it may need to post additional collateral or sell one or more of its investments in properties even though it would not otherwise choose to do so. We and GNL have historically entered into, and the Combined Company expects to continue to enter into, these types of transactions in order to manage or mitigate its interest rate risk on variable rate debt, but there is no assurance these arrangements will be available on terms and conditions acceptable to us, if at all.
Counterparties to certain of our debt agreements may exercise contractual rights under such agreements in connection with the REIT Merger.
We and our consolidated subsidiaries are parties to certain debt agreements that give the counterparty certain rights following a “change in control” or a prohibited transfer, including in some cases the right to terminate the agreement or to require us or our applicable subsidiaries (or GNL following the close of the Proposed Transactions) to offer to redeem or to repay certain or all outstanding indebtedness under the applicable debt facility of ours or our consolidated subsidiaries. The Credit Facility will be paid off concurrently with the closing of the REIT Merger as required under the terms of the Credit Facility. Prior to the close of the Proposed Transactions, we intend to seek and obtain lender consents to the extent necessary or desirable, with respect to the applicable terms of the Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender, as amended to date and the Loan Agreement, dated as of December 8, 2017, among Société Générale and UBS AG, as lenders, and certain subsidiaries of the OP, as borrowers, as amended to date. Under such agreements, the REIT Merger may constitute a change in control or a prohibited transfer, and therefore, without the required consent from the counterparty to such agreements, the counterparty may exercise certain rights under the agreement upon the closing of the REIT Merger, which could result in an acceleration of the obligation to repay such debt obligations by our applicable subsidiaries. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights or rights to require the repayment of our indebtedness where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the Combined Company.
Future sales of GNL Common Stock, by AR Global or its affiliates or the Blackwells/Related Parties or other stockholders, may adversely affect the market price of GNL Common Stock.
As consideration for the Internalization Merger, GNL will issue 29,614,825 shares of GNL Common Stock to AR Global initially valued in the aggregate at $325.0 million, $85.0 million of which will be registered for resale immediately and will not be subject to a lock-up. In addition, GNL may issue (i) up to 2,500,000 shares of GNL Common Stock if all GNL LTIP Units (or GNL Restricted Shares, if such GNL LTIP Units are converted) held by AR Global and its affiliates are earned; (ii) up to 5,714,353 shares of GNL Common Stock if all assumed LTIP Units (or Converted Restricted Shares) held by AR Global and its affiliates are earned; and (iii) up to 115,857 shares of GNL Common Stock in exchange for up to 172,921 shares of Class A Common Stock that may be issued by us in exchange for outstanding commons units of the OP held by an unaffiliated third party that may be converted into shares of Class A Common Stock prior to, or at any time after, the REIT Merger Effective Time. In addition, GNL may issue up to an aggregate of 2,095,000 shares of GNL Common Stock to the Blackwells/Related Parties if the Proposed Transactions are completed, 495,000 shares of which have already been issued, and GNL may issue up to a maximum of 95,967,705 shares of GNL Common Stock to our stockholders in the REIT Merger. Fewer shares than the maximum may be issued based on the measurement provisions in the 2021 OPP and the GNL 2021 Award, which are based on total shareholder returns over the measurement period. The end of the measurement period will occur prior to the closing of the Proposed Transactions. Both the LTIP Units (following conversion to shares of Class A Common Stock) and the GNL LTIP Units are expected to be converted or exchanged into shares of GNL Common Stock at or near closing of the Proposed Transactions.
Future sales of GNL Common Stock by AR Global, the Blackwells/Related Parties and other stockholders of GNL may adversely affect the market price of the GNL Common Stock. These sales also might make it more difficult for the Combined Company to sell equity securities in the future at a time and price the Combined Company deems appropriate.
The occurrence of a Ratings Decline in connection with the Proposed Transactions may require the Combined Company to redeem the Senior Notes under the indenture governing the Senior Notes, and the Combined Company may not have the funds necessary to finance such a redemption.
Under the indenture governing the Senior Notes, which GNL will assume in connection with the REIT Merger, the Combined Company will be required to make an offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a “Change of Control Triggering Event”, which means the occurrence of both (i) a change of control and (ii) a ratings downgrade on the Senior Notes by at least two out of three applicable rating agencies within 60 days following the change of control, as compared to the applicable ratings of the Senior Notes 60 days prior to either the date of the change of control or the date of public notice thereof, in each case subject to certain terms and conditions.
We and GNL believe the Proposed Transactions constitute a change of control under the indenture governing the Senior Notes. In the event the Proposed Transactions do in fact constitute a change of control under the indenture, the Combined

Company would be required to redeem the Senior Notes at 101% of the principal amount thereof in the event there was a subsequent ratings decline, as described above.
If required to make an offer, the Combined Company may not have sufficient funds, or the ability to raise sufficient funds, to redeem the notes at the time it is required to do so. A failure by the Combined Company to redeem the Senior Notes as required under the indenture would constitute an event of default thereunder, which in turn would constitute a default under the Credit Facility.
The historical and unaudited pro forma combined financial information included in the Joint Proxy Statement/Prospectus may not be representative of our results following the Proposed Transactions.
The unaudited pro forma combined financial information included in the Joint Proxy Statement/Prospectus was presented for informational purposes only and is neither indicative of the financial position or results of operations that actually would have occurred had the Proposed Transactions been completed as of the date indicated, nor is it indicative of the future operating results or financial position of us. The unaudited pro forma condensed consolidated financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to our assets and liabilities. The purchase price allocation reflected in the unaudited pro forma condensed consolidated financial information included in the Joint Proxy Statement/Prospectus is preliminary, and the final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of us as of the dates of the completion of the Proposed Transactions. The unaudited pro forma combined financial information does not reflect future events that may occur after the REIT Merger Effective Time, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the Proposed Transactions, and does not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma combined financial information presented in the Joint Proxy Statement/Prospectus is based in part on certain assumptions regarding the Proposed Transactions that we and GNL believe are reasonable under the circumstances. We and GNL cannot assure you that the assumptions will prove to be accurate over time.
Because the Combined Company’s board of directors will not be fully declassified until 2025, the classified board may have the effect of delaying, deferring, or preventing a change of control of the Combined Company until then.
The Combined Company’s board of directors will not be fully declassified until 2025. Having a partially classified board of directors may have the effect of delaying, deferring or preventing a change in control of the Combined Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might result in a premium price for its stockholders.
The Beneficial Ownership Limit may discourage a third party from acquiring the Combined Company in a manner that might result in a premium price to our stockholders
GNL’s Articles of Restatement effective February 24, 2021, as amended or supplemented (the “GNL Charter”), with certain exceptions, authorizes GNL’s board of directors to take such actions as are necessary and desirable to preserve GNL’s qualification as a REIT. Unless exempted (prospectively or retroactively) by GNL’s board of directors, no person may own more than the Aggregate Share Ownership Limit (as defined in the GNL Charter). In connection with the Internalization Merger Agreement, pursuant to the GNL Charter, GNL’s board of directors adopted resolutions decreasing the Aggregate Share Ownership Limit from 9.8% to 8.9% in value of the aggregate of the outstanding shares of GNL’s stock and 8.9% (in value or in number of shares, whichever is more restrictive) of any class or series of GNL’s stock. This Revised Beneficial Ownership Limit may further cause the delay, deferral, or prevention of a change in control of the Combined Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Combined Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
There were no sales of unregistered equity securities by the Company and affiliated purchasers during the three months ended June 30, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the Company and affiliated purchasers during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Restatement
3.2 (2)	Articles Supplementary relating to reclassification of common stock, classification of additional shares of 7.375% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, and classification of additional shares of 7.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, filed on January 13, 2021
3.3 (3)	Fifth Amended and Restated Bylaws
3.4 (4)	Amendment to Fifth Amended and Restated Bylaws
3.5 (5)	Articles of Amendment to the Articles of Restatement of American Finance Trust, Inc. as filed with the State Department of Assessments and Taxation of Maryland on February 10, 2022
10.1 (6)	Amendment No. 1, dated as of April 17, 2023, to Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among American Finance Operating Partnership, L.P., American Finance Trust, Inc. and the other guarantors party thereto, BMO Harris Bank, N.A., as administrative agent, and the other lender parties thereto
10.2 (6)	Agreement and Plan of Merger, dated as of May 23, 2023, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, Osmosis Sub II, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P.
10.3 (7)	Internalization Agreement, dated as of May 23, 2023, by and among GNL Advisor Merger Sub LLC, GNL PM Merger Sub LLC, RTL Advisor Merger Sub LLC, RTL PM Merger Sub LLC, Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc., The Necessity Retail REIT Operating Partnership, L.P., on the one hand, and AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, Necessity Retail Special Limited Partnership, LLC, Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, on the other hand
10.4 (8)	Cooperation Agreement and Release dated as of June 4, 2023, by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier, and Richard O’Toole
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________
*    Filed herewith.
(1)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 and incorporated herein by reference.
(2)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 13, 2021 and incorporated herein by reference.
(3)Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 and incorporated herein by reference.
(4)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2022 and incorporated herein by reference.
(5)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2022 and incorporated herein by reference.

EXHIBITS INDEX
(6)Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 10, 2023 and incorporated herein by reference.
(7)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference.
(8)Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2023 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Necessity Retail REIT, Inc.

By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jason F. Doyle
Jason F. Doyle
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 3, 2023